Form 10-K405
period 1997-08-31
PRICESMART INC
filed 1997-11-26
CIK 1041803

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-K



FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended August 31, 1997.

    / / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ___________ to ____________.

                           COMMISSION FILE NUMBER:  ______

                                   PRICESMART, INC.
                 (Exact name of small business issuer in its charter)

         DELAWARE                                    33-0628530
(State of other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

                        4649 Morena Blvd., San Diego, CA 92117
                  (Address of principal executive offices, Zip Code)

    Registrant's telephone number, including area code: (619) 581-4530 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $.0001 PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days.   Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 14, 1997 was approximately $41,783,088.

As of November 14, 1997, 5,908,235 shares of Common Stock were outstanding.

                                  TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----

Part I


Item 1.  Business                                                           3

Item 2.  Properties                                                         9

Item 3.  Legal Proceedings                                                 11

Item 4.  Submission of Matters to a Vote of Security Holders               11


Part II


Item 5.  Market for Common Stock and Related Stockholders Matters          12

Item 6.  Selected Financial Data                                           13

Item 7.  Management's Discussion and Analysis of Financial Condition and   14
         Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        17

Item 8.  Financial Statements                                              18

Item 9.  Changes In and Disagreements with Accountants on Accounting and   32
         Financial Disclosure


Part III


Item 10. Directors and Executive Officers of the Registrant                33

Item 11. Executive Compensation                                            37

Item 12. Security Ownership of Certain Beneficial Owners and Management    44

Item 13. Certain Relationships and Related Transactions                    46


Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports in Form 8-K   47

                                        PART I

ITEM 1.  BUSINESS

    PriceSmart, Inc. ("PriceSmart" or the "Company") was formed in August 1994 as a subsidiary of Price Enterprises, Inc. ("Price Enterprises" or "PEI") in connection with the spin off of PEI from Costco Companies, Inc. ("Costco"), formerly Price/Costco, Inc. PEI began to operate as a separate company from Costco effective August 29, 1994 and became a separate publicly-traded company on December 21, 1994. PriceSmart initially operated under the name Price Quest, Inc. and until recently was operating under the name PQI, Inc.; however, the Company changed its name to PriceSmart, Inc. effective June 30, 1997 in anticipation of the spin-off of the Company from PEI.

    In June 1997, the PEI Board of Directors approved, in principle, a plan to separate PEI's core real estate business from the merchandising businesses it operated through a number of subsidiaries. These merchandising businesses included international merchandising businesses and domestic merchandising businesses consisting of an auto referral program (the "Auto Referral Program") and a travel program (the "Travel Program"). To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the merchandising businesses, certain properties formerly held for sale by PEI, all but $40 million of PEI's cash, and certain notes receivable. PEI then distributed on August 29, 1997 to PEI's existing stockholders all of the Company's outstanding Common Stock through a special dividend (the "Distribution").

    The Company's international merchandising businesses focus on emerging consumer markets in Latin America and Asia. The Company licenses, and in Panama owns through a joint venture, membership stores using the trade name "PriceSmart" in most markets and "PriceCostco" in Panama, the Northern Mariana Islands and Guam. The Company's Auto Referral Program and Travel Program offer discounts on new cars and on travel services to Costco members pursuant to an agreement with Costco under which the Company is the exclusive provider of such programs to Costco's members. The Company also operates, on a test basis, a goods and services business ("Services Program"), located within several Ralphs Grocery Company ("Ralphs") stores in San Diego, California.

BUSINESS STRATEGY

    The Company's strategy is to develop its existing merchandising businesses and to invest in, acquire or create new merchandising businesses consistent with the experience and talents of its management. Specifically, key elements of the Company's business strategy include:

    PROVIDE LOWER PRICES IN THE MARKETPLACE. Overriding all of the Company's businesses is a philosophy of bringing lower prices to the consumer. Future development of the Company's business will be directed to market opportunities for lowering the costs of goods and services to consumers.

    INCREASE MARKET SHARE IN DEVELOPING MARKETS. The Company believes that it is well positioned to take advantage of growth in developing markets due to its capital resources and experience with membership stores in Latin America and Asia. The Company intends to take advantage of the growing demand for consumer goods in such markets by entering into additional joint venture relationships with local business people and opening additional membership stores through such joint ventures, principally in Latin America. The Company intends to continue to expand its business in Asia with additional outlets in existing licensee markets. The Company may also enter into additional license arrangements in other Asia markets.

    DEVELOP AFFINITY MARKETING PROGRAMS. The Company's strategy for its domestic merchandising businesses is to establish and operate businesses that offer preferred pricing on products or services to customers of another company. The Company has established such an affinity relationship with Costco, pursuant to which the Company offers its Auto Referral and Travel Programs to Costco members. The Company has also established, on a test basis, such an affinity relationship with Ralphs. The Company may also explore similar strategic relationships with other companies.

    AUTO REFERRAL PROGRAM STRATEGY. The Company's strategy for its Auto Referral Program is to provide an efficient marketing system for participating auto dealers to sell cars, thereby enabling those auto dealers to offer preferred prices to consumers belonging to affinity groups.

    TRAVEL PROGRAM STRATEGY. The Company's strategy for its Travel Program is to provide low prices on travel services for consumers who are customers of other companies with which the Company has established affinity relationships. The Company plans to maintain and enhance its relationships with travel service providers in order to offer the best possible prices on travel services to its customers. The Company will continue to operate as efficiently as possible by referring its customers directly to travel service providers whenever possible. The Company currently provides direct customer service for its cruise program because the Company has concluded that such an approach offers its cruise customers the best combination of service and value.

    SERVICES PROGRAM STRATEGY. The Company's strategy for its Services Program is to make available to the consumer certain services and related products, at low prices. If successful, the Services Program, which is currently in a testing period, would be operated through PriceSmart Service Centers located within Ralphs supermarkets and potentially other retail outlets.

INTERNATIONAL MERCHANDISING BUSINESSES

     The Company owns and manages international merchandising businesses which license and, in some cases, own membership stores using the trade name "PriceSmart" in most markets and "Price Costco" in a limited number of other markets. The Company has entered into a license agreement for the operation of one store in the Northern Mariana Islands and another store in Guam, and the Company owns a 51% interest in a Panama joint venture that has opened one store in Panama and plans to open an additional store in Panama in early December 1997. The Company has also entered into licensing arrangements with entrepreneurs in the Peoples Republic of China, Indonesia and the Philippines. The Company's licensees in Asia currently operate a total of three stores (two in Indonesia and one in the Peoples Republic of China) and a store in the Philippines is scheduled to open in December 1997.

    The international stores sell basic consumer goods with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, such stores seek to generate sales volumes high enough to enable the stores to operate profitably at relatively low gross margins. The typical stores are no-frills warehouse-type buildings which range in size from 40,000 to 65,000 square feet. Stores are generally located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. The target customers are consumers and small businesses. The shopping format includes an annual membership fee which varies by market from $25 to $35.

    Typically, the Company enters into licensing and technology transfer agreements with local business people and provides licensees with the Company's know-how package, which includes training and management support, as well as access to the Company's computer software systems. The license also includes the right to use the "PriceSmart" mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements. The Company believes that its licensees have been interested in obtaining such licenses for a variety of reasons, including the track record of the Company's management team, the opportunity to purchase U.S.-sourced products, the benefits of the Company's modern distribution techniques and the opportunity to obtain exclusive rights to use the Company's trademarks in the region.

AUTO REFERRAL PROGRAM

    The Company's Auto Referral Program offers its approximately 1600 participating dealers an efficient method for marketing their cars. In return, these car dealers agree to sell cars to qualifying consumers at preferred prices. The Company generates revenues from its Auto Referral Program primarily from advertising fees charged to participating dealers. The Company generated revenues of $7.1 million from operations of the Auto Referral Program during fiscal year 1997.

    Pursuant to an agreement with Costco, the Company has the exclusive right to provide auto referral program services to Costco members. This agreement expires October 31, 1999. As a result of the expected termination of the Costco agreement, the Company is making efforts to market its auto program to other affinity groups. The Company has made some preliminary efforts to market the Auto Referral Program to Ralphs' customers. It is too early to determine if the Ralphs efforts or the Company's other marketing efforts will be successful.

    Major changes are taking place in the way car dealers market and sell cars. The most significant changes relate to a consolidation of car dealerships resulting in a more efficient marketplace. In addition, cars are being marketed for sale via the Internet. As cars become more expensive, more consumers are leasing cars. Finally, the introduction of "mega lots" for marketing used cars has significantly altered the way used cars are sold. It remains to be seen how, and if, the Company will be able to position itself in this changing marketplace. During this fiscal year, the Company will continue to investigate ways to transition from the Costco relationship and to adapt to the changing auto sales and marketing environment.

TRAVEL PROGRAM

    The Company's Travel Program offers discounted prices on airline tickets, cruises, travel packages, car rentals and hotels to Costco members. The Company's operating strategy is based on generating large sales volume rather than high margins on individual sales. The Company has been successful in obtaining discounts not available to most travel agencies because of the large volume of reservations made through the Company's Travel Program. The Company's strategy allows it to satisfy its customers' demands for low-price travel products, while the Company benefits from the higher commissions and additional incentives available to high-volume travel agencies. The Company has limited the scope of its Travel Program to products on which it can offer discounts to its customers.

    The Company's Travel Program generates revenues from commissions as a function of sales and co-op promotions from certain suppliers, including car rental companies and hotels. In addition, the Company has entered into agreements with certain travel service providers for the payment of override commissions above the standard commissions the Company receives. Under such agreements, additional commissions are generally awarded if the volume of sales exceeds certain agreed upon thresholds. The Company generated commission revenues of $4.5 million from the Travel Program during fiscal 1997.

    Pursuant to an agreement with Costco, the Company has the exclusive right to provide car rental, cruise, hotel room discount programs and prepackaged travel arrangements to Costco members. This agreement expires October 31, 1999. As a result of the expected termination of the Costco agreement, the Company is making efforts to market its Travel Program to other affinity groups. The Company has made some preliminary efforts to market the Travel Program to Ralphs' customers. It is too early to determine if the Ralphs efforts or the Company's other marketing efforts will be successful.

    The U.S. travel industry is a highly fragmented industry comprised of numerous small agencies, but trending towards large volume agencies, according to a 1996 Travel Weekly U.S. travel agency survey. In contrast to 1985, when smaller agencies were responsible for 62% of all U.S. travel agency revenues, in 1995 such agencies were responsible for only 41% of all U.S. travel agency revenues.

    The Company believes that its Travel Program is well positioned to take advantage of anticipated future growth in the travel industry. The Company has established relationships with travel providers, wholesalers and travel agencies. As in the case of the Auto Referral Program, the major challenge for the Travel Program will be to find new sales opportunities to replace the Costco business when the Costco agreement expires in October 1999.

RELATIONSHIP WITH COSTCO

    PEI, Costco and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the "Asset Transfer Agreement") in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and

Costco Wholesale Corporation. A final settlement of IN RE PRICE/COSTCO SHAREHOLDER LITIGATION, Case No. C-94-1874C, was reached in November 1996 and approved by the United States District Court for the Western District of Washington in April 1997, as a result of which the Asset Transfer Agreement became effective. Pursuant to the Asset Transfer Agreement, Costco assigned its 49% interests in PEI's Price Global Trading, L.L.C. ("Price Global") and Price Quest, L.L.C. ("Price Quest") subsidiaries to other subsidiaries of PEI, making such entities wholly owned indirect subsidiaries of PEI. PEI and Costco also agreed in the Asset Transfer Agreement to eliminate all noncompete and operating agreements and to terminate all trademark and license agreements between the parties, subject to certain exceptions.

    Under the Asset Transfer Agreement, Costco has agreed to refrain from conducting membership store businesses in the Northern Mariana Islands and Guam through the earlier of October 31, 1999 or termination of the Company's license with Joeten Enterprises, Inc. and has agreed to refrain from conducting membership store businesses in Panama through the earlier of October 31, 1999 or termination of the Company's license with PriceCostco Panama, S.A. Pursuant to a License Agreement with Costco, which was modified by the Asset Transfer Agreement, the Company has an exclusive (including against Costco), royalty-free license in the Northern Mariana Islands and Guam to use "Price Club" and "PriceCostco" marks in connection with the development, operation, advertising and promotion of the Company's business activities in such areas, subject to certain restrictions on the use of the marks and quality control and confidentiality provisions. The Company currently owns rights to the name "PriceCostco" in Panama, and the Company has agreed, subject to the outcome of trademark applications in Panama, to transfer to Costco its rights to the name "PriceCostco." If the Company transfers such rights to Costco, Costco will license back to the Company the right to use the name "PriceCostco" in Panama upon the same terms as the Northern Mariana Islands and Guam licenses. The Asset Transfer Agreement, however, requires the Company to use diligent and reasonable efforts to negotiate with its licensee in the Northern Mariana Islands and Guam and Price Global's joint venture partner in Panama to terminate such licensees' rights to use the "Price Club" and "PriceCostco" names and marks by October 3, 1998, or, if that does not occur, at the earliest possible date before December 12, 2009 for the Northern Mariana Islands and Guam and December 21, 2015 for Panama. The Company's rights to use such names and marks in Panama are further subject to the outcome of trademark application proceedings in Panama, which could result in earlier termination of the Company's rights.

    The Asset Transfer Agreement also gives the Company the exclusive right to operate its Auto Referral Program and Travel Program in certain Costco warehouses, through advertisements published in "The Costco Connection" and through promotional materials linked to and from Costco's Internet home page. The Company currently operates its Auto Referral and Travel Programs in approximately 200 Costco warehouses. The Asset Transfer Agreement provides for the expansion of the Auto Referral Program and the Travel Program into as many as ten additional Costco warehouses (to the extent they exist) in each of the fiscal years ended August 1997, 1998 and 1999. Costco has the right to select the warehouses for expansion, subject to the Company's reasonable consent. The agreement requires Costco to provide sufficient space to display a brochure rack and to use its best efforts to provide sufficient space to display an automobile. Costco also is required to maintain and stock the brochure rack and to provide security for the rack and for any displayed automobiles. The Company's rights under the Asset Transfer Agreement to conduct the Auto Referral and Travel Programs in Costco warehouses, through "The Costco Connection" and through Costco's Internet home page will extend until October 31, 1999 unless earlier terminated by the Company upon 60 days prior written notice to Costco.

    The Asset Transfer Agreement requires the Company to pay Costco, for the Auto Referral Program, 20% of the gross revenues derived from the Costco Auto Program Internet site linked to and from Costco's Internet home page and 55% of the gross revenues derived from all other advertising or promotion via Costco warehouses, "The Costco Connection" or other media which utilize the "Costco" name or mark. Likewise, the Asset Transfer Agreement requires the Company to pay Costco, for car rentals, hotel bookings and other travel services other than vacation packages and cruises, 15% of the received commissions derived from any advertising or promotion via Costco warehouses, "The Costco Connection," the Costco Travel Program Internet site linked to and from Costco's Internet home page or other media which use the "Costco" name or mark. For vacation packages and cruises, the Company is required to pay Costco 1% of the net sales derived from any such advertising or promotion. The Company is required to use "Costco Auto Program" and "Costco Travel Program" marks in connection with the sales and promotional activities described above.

    The Asset Transfer Agreement does not limit the Company's ability to own or operate any automobile related or travel service related businesses as long as such businesses do not use the names or marks "PriceCostco," "PriceClub" or "Costco" and do not operate, through October 31, 1999, from locations owned or operated by Sam's Warehouse Club, BJ's Wholesale Club or Wal-Mart or any of their affiliates. Costco has the right under the Asset Transfer Agreement to sell automobiles (but not by referral to a third party) and vacation packages (but not cruises) and airline tickets directly to its members. Costco also may investigate and experiment with other concepts in auto and travel businesses.

    Costco has agreed in the Asset Transfer Agreement that PEI and its downstream affiliates may use the name "Price" in a "PriceSmart" mark, but PEI and its downstream affiliates may not use a "PriceSmart" mark in connection with a club business or other membership activity named "PriceSmart" in the United States, Canada or Mexico; provided that the limitations on the Company's rights to use the "PriceSmart" name in the United States, Canada and Mexico terminate 24 months after Costco and its downstream affiliates discontinue their use of the names "PriceCostco" and "Price Club."

SERVICES PROGRAM-RELATIONSHIP WITH RALPHS

    In August 1997, PEI and Ralphs entered into a Memorandum of Agreement ("Memorandum"), which PEI has assigned to the Company. Pursuant to the Memorandum, the Company and Ralphs have developed, and the Company now operates on a test basis, three PriceSmart Service Centers in Ralphs stores located in San Diego, California. The Company intends to continue to operate these Service Centers throughout the test period, which expires on March 31, 1998. The Service Centers offer Ralphs customers the following services: same-day and next day photo processing, copying, faxing, key making, binding, Federal Express shipping, TicketMaster, Western Union money orders and money transfers, and internet access to the Company's Travel Program and Auto Referral Program. Pursuant to the Memorandum, the Company is responsible for the supervision of the business, advancement of funds, acquisition of goods and services to be sold, employment of personnel and certain related tasks, as well as primary responsibility for the development of the business. Ralphs' responsibilities include providing a minimum of 208 square feet in certain stores, facility maintenance and services, promotional assistance and certain operational assistance. All profits earned or losses incurred by the business during the test period are allocated 51% to the Company and 49% to Ralphs; provided, however, that in no event will Ralphs bear more than $150,000 of losses. The Company and Ralphs have also agreed to certain non-competition restrictions, applicable during the test period.

    The Company and Ralphs intend to expand the business if it is successful during the test period, and if the Company and Ralphs so agree, to other Ralphs stores and to transfer the business to a new joint venture. The joint venture would be owned 51% by the Company and 49% by Ralphs; however, no joint venture agreement has been fully negotiated or executed.

CITY NOTES AND OTHER NOTES RECEIVABLE.

    The Company owns certain notes receivable from various municipalities and agencies (the "City Notes") and certain other notes receivable. As of August 31, 1997, the carrying value of the City Notes was approximately $23.1 million. The City Notes carry interest rates which range from 7% to 10%. Repayment of each City Note is generally based on the relevant municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. For accounting purposes, the carrying value of $23.1 million of such notes represents management's estimate of discounted cash flow from the City Notes. Management's analysis of the discounted cash flow from the City Notes assumes no payment at maturity, because, under the terms of the City Notes, the unpaid balance of the note is forgiven at its maturity date. If actions taken by Costco, such as closure or relocation of a particular Costco warehouse, would entitle the governmental agency to withhold payment, the Company would be entitled to cause Costco to purchase such City Note at an amount equal to 72% of the June 5, 1994 book balance, less any subsequent principal repayments, plus all accrued and unpaid interest from June 5, 1994. The Company holds certain other notes receivable with a carrying value of approximately $4.0 million as of August 31, 1997.

COMPETITION

    Each of the Company's businesses faces competition unique to its line of business. The Company's international merchandising businesses compete with exporters, wholesalers and trading companies in various international markets. Specifically, the Company's international merchandising businesses compete with Makro, Carrefour, Wal-Mart, Costco and local chain store operations. The Company's Auto Referral Program competes with affinity programs offered by several companies such as Wal-Mart; Internet vehicle buying services such as Auto By Tel; and automobile brokerage firms. The Company's Travel Program competes with a variety of other providers of travel and travel-related products and services, including telemarketing travel companies, traditional travel agencies and various on-line services available on the Internet. The Company's Services Program competes with various providers of services offered by the Services Program, including supermarkets, drugstores, mass retailers and speciality stores.

    Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial and marketing resources than the Company. Such competitors could undertake more aggressive and costly marketing campaigns than the Company, which may adversely affect the Company's marketing strategies, which, in turn, could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by the Company will not result in loss of market share or otherwise will not materially adversely affect its business, results of operations and financial condition.

INTELLECTUAL PROPERTY RIGHTS

    It is the Company's policy to obtain appropriate proprietary rights protection for trademarks and significant new technologies acquired or developed by the Company. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

    There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names and sales techniques. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such litigation is determined in favor of the Company.

    The Company has filed applications to register the mark "PriceSmart" in the U.S. Patent and Trademark Office, and in certain foreign countries; however, because of objections by one or more parties, there can be no assurance that the Company will obtain such registrations or that the Company has proprietary rights to the mark. In addition, as noted above, the Company has limited rights to use the "PriceCostco" name in connection with its international merchandising businesses and certain Costco marks with its Auto Referral and Travel Programs. The Asset Transfer Agreement requires the Company to attempt to phase out the use of the "PriceCostco" name and related marks in the Northern Mariana Islands, Guam and Panama. See "--International Merchandising Businesses."

EMPLOYEES

    The Company employs approximately 173 employees, 81 of which are assigned to the Company's international merchandising businesses, 52 to the Auto Referral and Travel Programs, 27 to the Services Program and 13 in corporate administrative activities. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled management personnel.

    The individuals employed in the cruise division of the Company's Travel Program are members of a union. The Company currently is negotiating a collective bargaining agreement with such union. The Company has never experienced any business interruption as a result of labor disputes. The Company believes that its relations with its employees are good.

SEASONALITY

    The Company's businesses are subject to traditional retail sales trends associated with the calendar year-end holiday season.

ITEM 2.  PROPERTIES

    PROPERTIES HELD FOR SALE. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the "Properties"). The Company anticipates selling such properties within the next twelve months. Proceeds from sales of such properties will be used to fund the Company's businesses and the Company's general working capital requirements.

    The table set forth below describes the portfolio of Properties held by the Company immediately following the Distribution. Amounts shown for annual minimum rents are based on executed leases as of August 31, 1997. Due to the nature of real estate investments, actual rental income may differ from amounts shown in this table.



                                                                     Leases in Effect as of August 31, 1997
                                                   -------------------------------------------------------------------------
                                                                       Gross                          Net Book        Annual
                                                                      Leasable                          Value         Minimum
                                                      Land          Area (sq.ft)       Percent         8/31/97         Rent
                                                     Acreage         (In 000's)         Leased       (In 000's)     (In 000's)
                                                    ---------       ------------     ----------    ------------    -----------
 PROPERTIES WITH BUILDINGS
      Bakersfield, CA . . . . . . . . . . . . .       15.7             143.5             74%          $6,470         $  809
      Worcester, MA . . . . . . . . . . . . . .       11.4             115.0            100%           5,784            690
      Mesa/Broadway, AZ . . . . . . . . . . . .        2.7              24.2            100%           1,236            201
      Riverside/Third St., CA . . . . . . . . .        4.9              17.9            100%             388             --
      Milwaukee, WI (leased). . . . . . . . . .        8.8             115.0            100%              --             --
                                                   ----------       ------------     ----------    ------------    -----------

        Subtotal. . . . . . . . . . . . . . . .       43.5             415.6             91%          13,878          1,700

 UNIMPROVED LAND
      Fresno, CA. . . . . . . . . . . . . . . .       15.0               --              --            3,680            --
      Richmond, VA. . . . . . . . . . . . . . .       11.7               --              --            1,457            --
      Sterling, VA. . . . . . . . . . . . . . .        2.5               --              --            1,057            --
      Carlsbad, CA. . . . . . . . . . . . . . .        1.8               --              --              926            --
      East Mesa/Superstition Springs, AZ. . . .       18.7               --              --              981            --
      Fountain Valley, CA . . . . . . . . . . .        2.5               --              --              475            --
      Rancho Cucamonga, CA. . . . . . . . . . .         .9               --              --              405            --
      Tucson, AZ. . . . . . . . . . . . . . . .        6.6               --              --              400            --
      Denver/Westminister, CO . . . . . . . . .        2.8               --              --              310            --
      Denver/Aurora, CO . . . . . . . . . . . .        1.0               --              --              115            --
                                                   ----------       ------------     ----------    ------------    -----------

        Subtotal. . . . . . . . . . . . . . . .       63.5                                             9,806            --

 Deferred rents and leasing costs, net. . . . .        --                --              --            1,024            --
 Provision for Asset Impairments. . . . . . . .        --                --              --           (4,795)           --
                                                   ----------       ------------     ----------    ------------    -----------

 Total. . . . . . . . . . . . . . . . . . . . .      107.0             415.6             91%        $ 19,913         $1,700
                                                   ----------       ------------     ----------    ------------    -----------
                                                   ----------       ------------     ----------    ------------    -----------

    SUBSEQUENT AND PENDING REAL ESTATE TRANSACTIONS. Subsequent to year end, the Company sold the Bakersfield property for $5.2 million net sales proceeds. The Company is currently under contract to sell five (5) properties, which sales are expected to generate $2.65 million of net proceeds. The Company anticipates no significant gains or losses from these sales. The Company expects such transactions to be completed within the next six (6) months; however, given the nature of such sales activities, there can be no assurance that these potential sales will be completed by their expected dates or that such proceeds will be fully realized.

    ENVIRONMENTAL MATTERS. The Company has agreed to indemnify PEI for all of PEI's liabilities (including obligations to indemnify Costco with respect to environmental liabilities) arising out of PEI's prior ownership of the Properties and the real properties transferred by Costco to PEI that have been sold prior to the Distribution. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. As discussed below, certain Properties are located in areas of current or former industrial activity, where environmental contamination may have occurred.

    Under various Federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Under certain of these laws, liability may be imposed without regard to whether the owner knew of or caused the presence of the contaminants. These costs may be substantial, and the presence of such substances, or the failure to remediate properly the contamination on such property, may adversely affect the owner's ability to sell or lease such property or to borrow money using such property as collateral. Certain Federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other Federal, state and local laws have been enacted to protect sensitive environmental resources, including threatened and endangered species and wetlands. Such laws may restrict the development and diminish the value of property which is inhabited by an endangered or threatened species, is designated as critical habitat for an endangered or threatened species or is characterized as wetlands.

    In 1994, Costco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties that Costco transferred to PEI in 1994, including the Properties. The Company is unaware of any environmental liability or noncompliance with applicable environmental laws or regulations arising out of the Properties or the real properties transferred by Costco to PEI and sold prior to the Distribution that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities.

    The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company's business assets or results of operation, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company has agreed to indemnify PEI for environmental liabilities arising out of such properties. The Company has reserved approximately $85,000 and $90,000 with respect to potential environmental liabilities arising from PEI's prior ownership of the Phoenix (Fry's) property and Silver City property, respectively, discussed below. The Company has not taken a reserve with respect to the Meadowlands property. Set forth below are summaries of certain environmental matters relating to the properties already sold.

    Phoenix (Fry's). The Phoenix (Fry's) site is a 37.1 acre site located in Phoenix, Arizona. The Phoenix (Fry's) site is located within the West Van Buren Study Area (the "WVBSA"). Volatile organic compounds ("VOCs") and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, PEI (as successor to Costco) has not been identified as a potentially responsible party ("PRP") for the WVBSA. On March 8, 1995, PEI sold the Phoenix (Fry's) site, and retained responsibility for certain environmental matters. Investigations conducted in connection with the sale of the property revealed some hydrocarbon contamination in an area previously occupied by a fuel pump island. Seven underground fuel storage tanks were removed in 1989. The Arizona Department of Environmental Quality is requiring some additional testing prior to granting closure of the site. PEI's prior ownership of the Phoenix (Fry's) site creates the potential of liability for remediation costs associated with groundwater beneath the site. Costco previously agreed to indemnify and hold PEI harmless in respect of one-half of all environmental liabilities relating to the Phoenix (Fry's) site. Costco has continued to pay its share of the ongoing investigation costs associated with this site. PEI and the Company lack sufficient information about the activity of WVBSA PRPs to form an estimate of the equitable share of total liability, if any, that could be allocated to PEI for its previous ownership of this site.

    Although designated by Arizona law as a "study area," the WVBSA is not a federal CERCLA site and is not listed on the National Properties List ("NPL"). Immediately to the east of the WVBSA, however, is the East Washington Study Area (the "EWSA"), which is listed on the NPL. VOCs are also present in groundwater in the EWSA. If the contamination plumes from the WVBSA and the EWSA merge, the possibility exists that the two study areas will be merged into one Federal CERCLA site.

    Meadowlands. The Meadowlands site is an unimproved, 12.9 acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated byphenyls) and petroleum hydrocarbons are present in soil at the Meadowlands site. PEI, however, has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. PEI sold the Meadowlands site on August 11, 1995. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

    Silver City. The Silver City site contains or has contained petroleum hydrocarbons in the soil and groundwater. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. PEI is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

    CORPORATE HEADQUARTERS. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117. The Company leases 42,000 square feet of office space from PEI at a rate of $.60 per month per square foot pursuant to a triple net lease. The initial term of the lease is two years, commencing September 1, 1997, with five renewal options of two years each. During the first year, PEI will not charge rent to the Company on 6,000 square feet of space. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1997.

                                       PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted and traded on the Nasdaq National Market the symbol "PSMT." The Common Stock began trading on the Nasdaq National Market on September 2, 1997 and has been traded on the Nasdaq National Market since such date. As of November 18, 1997, there were approximately 631 holders of record of the Common Stock.

    The Company has never declared a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS)

    The Company historically operated as certain subsidiaries of PEI. As a result of the Distribution, the Company now independently owns and operates its businesses. Accordingly, the financial data of the Company included herein has been prepared on an historical basis as though the Company has been a stand-alone business operating, during all periods presented, the businesses and the assets acquired as a result of the Distribution. See Footnote 1 of "PriceSmart, Inc., Notes to Consolidated Financial Statements" included in this report for a description of the businesses and the assets included in PriceSmart's historical financial statements.

    The following table sets forth selected historical financial data of the Company for the five fiscal years ended August 31, 1997. The selected historical financial data as of August 31, 1997, 1996 and 1995 and for each of the three years ended August 31, 1997 have been derived from the audited financial statements of the Company. The selected historical financial data as of August 31, 1994 and 1993 and for each of the two years ended August 31, 1994 have been derived from the unaudited books and records of the Company, and in the opinion of management, include all adjusting entries (consisting of only normal and recurring adjustments) necessary to present fairly the information set forth therein.


                                                                     FISCAL YEARS (1)
                                                                     ----------------

                                                       1997       1996     1995       1994     1993
                                                       ----       ----     ----       ----     ----
Income Statement Data
  Merchandise sales (2). . . . . . . . . . . . . .   $59,042   $36,211   $66,573   $53,015   $28,671
  International royalties and fees . . . . . . . .     3,139     2,164       553         -         -
  Auto, travel and other program revenues. . . . .    12,194     9,875     8,769     5,846     3,713
  Cost of goods sold (2) . . . . . . . . . . . . .    55,947    34,644    62,756    49,449    27,233
  Selling, general and administrative (3). . . . .    26,607    31,069    33,337    15,095     7,745
  Operating loss . . . . . . . . . . . . . . . . .    (8,179)  (17,463)  (20,198)   (5,683)   (2,594)
  Real estate operations, net income (loss) (4). .    (1,480)   (8,359)   (2,238)  (16,354)      684
  Interest and other income, net (5) . . . . . . .     2,717     7,663     6,031     6,636     4,649
  Income (loss) before provision (benefit) for
    income taxes . . . . . . . . . . . . . . . . .    (6,942)  (18,159)  (16,405)  (15,401)    2,739
  Net income (loss). . . . . . . . . . . . . . . .   (24,843)  (11,423)  (12,517)   (9,087)    1,616

Balance Sheet Data
  Cash and cash equivalents. . . . . . . . . . . .    58,383         -         -         -         -
  Total assets . . . . . . . . . . . . . . . . . .   125,885    97,981   107,085   188,431   135,698
Stockholders' equity (6) . . . . . . . . . . . . .   107,172    86,990    92,556   129,389   106,781



(1) Effective September 1, 1997, the Company changed its 52/53 week fiscal year which ends on the Sunday nearest August 31 to a fiscal year end of August
     31. For ease of presentation, all fiscal years in this report are referred to as having ended on August 31.

(2) Merchandise sales and cost of goods sold relate to international and electronic merchandising businesses.

(3) PEI historically provided administrative services to the Company. Amounts allocated to the Company for corporate administrative expenses for fiscal years 1997, 1996, 1995, 1994 and 1993 were $1,065, $1,350, $1,363, $752 and
     $705, respectively.

(4) Real estate operations relates to properties held for sale which were transferred to PriceSmart in connection with the Distribution and reflects rental revenue, rental expenses, gain or loss on sale of properties and provisions for asset impairment related to these properties.

(5) Interest and other income includes interest income, loss on sale of investment, equity in the losses of international joint ventures and minority interest of partners in merchandising joint venture businesses.

(6) Stockholders' equity represents the net assets transferred and the earnings of the businesses and assets comprising PriceSmart on an historical basis.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis compares the results of operations for the three fiscal years ended August 31, 1997, and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. All dollar amounts are in thousands.


MERCHANDISE SALES

                         INTERNATIONAL    PERCENT     ELECTRONIC      PERCENT
                             SALES        CHANGE    SHOPPING SALES    CHANGE
                             -----        ------    --------------    ------

       Fiscal 1997 . . .    $58,085       127%          $   957        -91%
       Fiscal 1996 . . .     25,541       -35%           10,670        -61%
       Fiscal 1995 . . .     39,343       -              27,230        -

     During fiscal 1997, international sales increased due to the opening of the Panama City location in October 1996, the sales of which are reflected in the Company's consolidated financial statements, and due to increases in the sales of U.S.-sourced products to licensees operating existing and new stores in Saipan, Guam, China (Beijing) and Indonesia. With respect to the electronic shopping business, sales during fiscal 1997 declined sharply as a result of the Company's decision to discontinue such business in January 1997.

     During fiscal 1996, international sales declined primarily due to the elimination of the export trading business which had been selling U.S.-sourced goods to customers in Hong Kong and Mexico. Such export sales declined from $33.7 million in fiscal 1995 to $2.2 million in fiscal 1996. Offsetting much of this decline in international sales were shipments to the Saipan licensee which rose from $5.7 million in fiscal 1995 to $23.4 million in fiscal 1996. With respect to the electronic shopping business, sales declined significantly in fiscal 1996 largely due to the discontinuance of display samples of merchandise at the Costco locations that participated in the kiosk-based merchandising program.

MERCHANDISE GROSS MARGIN


                                                     PERCENT    PERCENT OF      ELECTRONIC       PERCENT      PERCENT OF
                                   INTERNATIONAL      CHANGE       SALES         SHOPPING         CHANGE        SALES
                                   -------------      ------       -----         --------         ------        -----
       Fiscal 1997 . . . . . .         $3,931          296%        6.77%         $(836)           -245%        -87.36%
       Fiscal 1996 . . . . . .            992          -32%        3.88%           575             -76%          5.39%
       Fiscal 1995 . . . . . .          1,456            -         3.70%         2,361               -           8.67%



     During fiscal 1997, international gross margins increased due to the opening in October 1996 of the Panama City location, which operates at a higher gross margin than earned on exports of U.S.-sourced products, and due to increased shipments of U.S.-sourced products to foreign licensees. With respect to electronic shopping, gross margins were negatively impacted by reserves of $0.9 million associated with markdowns to sell certain returned and discontinued merchandise.

     During fiscal 1996, the amount of international gross margin declined primarily due to the elimination of the export trading business, offset by gross margins earned on shipments to the Saipan licensee. With respect to the electronic shopping business, gross margins declined due to the significant reduction in sales and reserves of $1.0 million associated with markdowns to sell certain returned and discontinued merchandise.


OTHER REVENUES

                                INTERNATIONAL           AUTO REFERRAL,
                                  ROYALTIES    PERCENT    TRAVEL AND    PERCENT
                                   & FEES      CHANGE   OTHER PROGRAMS  CHANGE
                                   ------      ------   --------------  ------

       Fiscal 1997 . . . . . .    $3,139         45%      $12,194         23%
       Fiscal 1996 . . . . . .     2,164        291%        9,875         13%
       Fiscal 1995 . . . . . .       553          -         8,769          -

     During fiscal 1997, international royalties and fees increased primarily as a result of the newly established licensee operations in Indonesia and China (Beijing). With respect to the Auto Referral, Travel and other programs, increases in cruise sales to Costco members and increases in car rental referral commissions accounted for substantially all of the revenue increase.

     During fiscal 1996, international royalties and fees increased primarily as a result of the newly established licensee operations in Saipan and Guam, as well as certain fees for the Indonesia and China (Beijing) license arrangements. With respect to the Auto Referral and Travel programs, commissions from the newly established car rental referral program more than offset revenue reductions incurred when the Company discontinued its airline ticketing program in February 1995.

SELLING, GENERAL AND ADMINISTRATIVE


                                                                                               AUTO REFERRAL,
                                                      PERCENT     ELECTRONIC     PERCENT     TRAVEL AND OTHER     PERCENT
                                     INTERNATIONAL    CHANGE       SHOPPING      CHANGE          PROGRAMS       CHANGE
                                     -------------    ------       --------      ------          --------       ------
      Fiscal 1997 . . . . . . . . .     $11,400          39%        $4,296          -64%          $9,846         4%
      Fiscal 1996 . . . . . . . . .       8,196          47%        12,098          -31%           9,425         6%
      Fiscal 1995 . . . . . . . . .       5,567          -          17,546          -              8,861         -


     During fiscal 1997, international expenses rose largely due to increased staffing, higher travel expenses to support the needs of licensees in Indonesia and China (Beijing), establishment of a reserve for doubtful accounts and expenses related to the Company's pursuit of international licensing opportunities in additional countries. At the end of fiscal 1996, expenses associated with the electronic shopping program declined significantly upon the expiration of certain contractual obligations to pay Costco $4.5 million per year for marketing-related activities and location rent expense. Auto Referral and Travel Program expenses were generally consistent with the prior year's comparable period as expansion of the car rental referral and Costco cruise programs did not generate any significant increase in expenses.

     During fiscal 1996, international expenses increased primarily as a result of redirecting much of the Price Club Mexico merchandising support group towards new international markets. Prior to the Company's sale of its investment in Price Club Mexico in April 1995, expenses associated with these employees were generally reimbursed by Price Club Mexico. With respect to the electronic shopping programs, expenses associated with the Costco kiosk-based program were significantly reduced when display samples and in-store sales staffing were discontinued during fiscal 1996 and when central office staffing was reduced. In addition, electronic shopping expenses for fiscal 1995 reflected approximately $2.3 million of equipment and fixture write-downs related to the decision to remodel the display sample areas within the Costco locations. Auto and travel program expenses were generally consistent with the prior year's comparable period as expense reductions associated with discontinuing the airline ticketing program were offset by increased costs for cruise sales support and by costs to develop the car rental referral program.


CORPORATE ADMINISTRATIVE EXPENSES
                                                               PERCENT
                                            AMOUNT    CHANGE    CHANGE
                                            ------    ------   -------
     Fiscal 1997 . . . . . . . . . . . . .  $1,065    $(285)      -21%
     Fiscal 1996 . . . . . . . . . . . . .   1,350      (13)      - 1%
     Fiscal 1995 . . . . . . . . . . . . .   1,363       -          -

    The Company historically operated as certain subsidiaries of PEI. Certain general and administrative costs of PEI were allocated to the Company, principally based on PEI's specific identification of individual cost items or otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of entities. During fiscal 1997, corporate expenses decreased primarily due to a decrease in legal fees, while fiscal 1996 expenses were essentially unchanged from prior year levels.

REAL ESTATE OPERATIONS (NET)


                                                                              PROVISION
                                                              GAIN(LOSS)      FOR ASSET
                                REVENUES       EXPENSES        ON SALES       IMPAIRMENT     TOTAL
                                --------       --------        ---------      ----------     -----

    Fiscal 1997. . . . . . .     $3,031       $(2,900)           $389          $(2,000)    $(1,480)
    Fiscal 1996. . . . . . .      2,798        (3,355)            240           (8,042)     (8,359)
    Fiscal 1995. . . . . . .      2,868        (3,530)             24           (1,600)     (2,238)



    Real estate operations relates to properties held for sale which were transferred to the Company in connection with the Distribution and reflects rental revenue, rental expenses, gain or loss on sale of properties and provisions for asset impairment related to these properties.

    Real estate financial operations were generally consistent in the years presented. During fiscal 1997, 1996 and 1995, the noncash charges for provision for asset impairment reflected in the table above were taken to write down the carrying value of real estate properties which are being held for sale and which are expected to generate net sales proceeds below their book values.

OTHER

    INTEREST INCOME. Interest income for the Company reflects earnings on City Notes and certain secured notes receivable from buyers of formerly owned properties. Interest income for fiscal 1997 declined primarily as a result of principal repayments of specific City Notes during fiscal 1997.

    LOSSES FROM MEXICO JOINT VENTURE. During fiscal 1995, losses from the Price Club Mexico business of approximately $2.4 million were allocated to the Company's 25.5% interest in the business. While the business had previously reported operating profits, the peso devaluations that began in December 1994 lead to significant deterioration of the business' financial performance that continued through the sale of the Company's investment and beyond. In addition, during fiscal 1995, the Company recognized a pretax loss of approximately $2.6 million on the sale of its interest in Price Club Mexico to Costco in April 1995.

    MINORITY INTEREST. During fiscal 1996 and 1995, minority interest represents the allocation of losses on the international merchandising business to Costco until the time that the cumulative amount of such losses equaled the cumulative amount of Costco's capital contributions. Once the book value of Costco's investment reached zero during the third quarter of fiscal 1996, the Company began to absorb 100% of losses from these joint ventures which were funded with stockholder advances by the Company and borrowings from PEI. For fiscal 1997, minority interest relates to an allocation of the Panama joint venture earnings to the 49% partner in this venture.

    PROVISION (BENEFIT) FOR INCOME TAXES. In fiscal 1997, deferred tax assets of approximately $22.0 million were charged to income tax expense because the realization of deferred tax assets is no longer more likely than not, and therefore, a valuation allowance was established. During the first quarter of fiscal 1996, Price Quest and Price Global Trading were restructured as limited liability companies and subsequent to that date have been treated as partnerships for income tax purposes. As a result of this change, the Company's effective income tax benefit rate rose to 37.1% for fiscal 1996. During fiscal 1995, the income tax provision was negatively impacted by the nondeductible losses from its investment in the Company's Price Quest, Price Global Trading and Price Club Mexico businesses. As a result, the effective income tax benefit rate was only 23.7% for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically financed its operations primarily from PEI's real estate business. Cash provided by (used in) the Company's operations for the fiscal years ended August 31, 1997, 1996 and 1995 was $9.1 million, $(8.1) million and $(18.9) million, respectively.

    While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through the cash distributed to the Company prior to the Distribution, cash from operations of the Company's businesses, and principal and interest payments on the City Notes and other notes receivable. The Company also expects to generate cash from sales of the Properties, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources.

    The Company's working capital requirements are not expected to exceed $30 million over the next 12 months. During fiscal 1998, the Company estimates that it will spend approximately $10 million in the international merchandising businesses, $5 million in affinity-service businesses and $15 million for business opportunities that may arise. Actual capital expenditures, investment in merchandising businesses and gross proceeds realized from property sales for fiscal 1998 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

    The Company believes that the Company's cash balances and net cash provided by operating activities, principal and interest payments on notes receivable and sales of its Properties will be sufficient to meet its working capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS


                                   PRICESMART, INC.
                            INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .   19

Consolidated Balance Sheets as of August 31, 1997 and 1996 . . . . . . .   20

Consolidated Statements of Operations for the years ended
  August 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .   21

Consolidated Statements of Stockholders' Equity for the years
  ended August 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . .   22

Consolidated Statements of Cash Flows for the years ended
  August 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .   23

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .   24

                            REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
PriceSmart, Inc.


    We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule of PriceSmart, Inc. referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




San Diego, California                            /s/ Ernst & Young LLP
October 16, 1997

                                   PRICESMART, INC.

                             CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   AUGUST 31,       AUGUST 31,
                                                      1997             1996
                                                      ----             ----
ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . . . .   $ 58,383          $    -
  Accounts receivable, less allowance for
    doubtful accounts of $1,000
    at August 31, 1997 . . . . . . . . . . . . .      4,806             5,506
  Merchandise inventories. . . . . . . . . . . .      5,518             2,011
  Prepaid expenses and other current assets. . .        578             1,854
  Property held for sale, net. . . . . . . . . .     19,913            28,507
                                                   --------          --------
Total current assets . . . . . . . . . . . . . .     89,198            37,878

Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . .      2,250                 -
  Building and improvements. . . . . . . . . . .      4,578             1,844
  Fixtures and equipment . . . . . . . . . . . .      4,712             5,647
                                                   --------          --------
                                                     11,540             7,491
  Less accumulated depreciation. . . . . . . . .     (1,946)           (3,347)
                                                   --------          --------
                                                      9,594             4,144
Other assets:
  City notes receivable. . . . . . . . . . . . .     23,052            29,091
  Other notes receivable . . . . . . . . . . . .      4,041             6,617
  Deferred income taxes. . . . . . . . . . . . .          -            20,251
                                                   --------          --------
                                                     27,093            55,959
                                                   --------          --------
TOTAL ASSETS                                       $125,885          $ 97,981
                                                   --------          --------
                                                   --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade. . . . . . . . . . . .   $  4,901          $  3,883
  Accrued expenses . . . . . . . . . . . . . . .      4,813             3,166
  Other current liabilities. . . . . . . . . . .      3,563             2,197
                                                   --------          --------
Total current liabilities. . . . . . . . . . . .     13,277             9,246

Minority interest. . . . . . . . . . . . . . . .      5,436             1,745

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value, 15,000,000
    shares authorized, 5,908,235 shares issued
    and outstanding at August 31, 1997
    and 1996 . . . . . . . . . . . . . . . . . .          1                 1
  Additional paid-in capital . . . . . . . . . .    107,171            86,989
                                                   --------          --------
Total Stockholders' Equity . . . . . . . . . . .    107,172            86,990
                                                   --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $125,885          $ 97,981
                                                   --------          --------
                                                   --------          --------

                               See accompanying notes.

  See accompanying notes.

                                   PRICESMART, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                  YEARS ENDED AUGUST 31,
                                                          1997           1996           1995
                                                       ---------      ---------      ---------
REVENUES
  Sales:
     International . . . . . . . . . . . . . . .        $ 58,085       $ 25,541       $ 39,343
     Electronic shopping . . . . . . . . . . . .             957         10,670         27,230
  International royalties and other fees . . . .           3,139          2,164            553
  Auto referral, travel and other programs . . .          12,194          9,875          8,769
                                                       ---------      ---------      ---------
TOTAL REVENUES . . . . . . . . . . . . . . . . .          74,375         48,250         75,895

EXPENSES
  Cost of goods sold:
     International . . . . . . . . . . . . . . .          54,154         24,549         37,887
     Electronic shopping . . . . . . . . . . . .           1,793         10,095         24,869
  Selling, general and administrative:
     International . . . . . . . . . . . . . . .          11,400          8,196          5,567
     Electronic shopping . . . . . . . . . . . .           4,296         12,098         17,546
     Auto referral, travel and other programs. .           9,846          9,425          8,861
     Corporate administrative expenses . . . . .           1,065          1,350          1,363
                                                       ---------      ---------      ---------
TOTAL EXPENSES . . . . . . . . . . . . . . . . .          82,554         65,713         96,093
                                                       ---------      ---------      ---------

OPERATING LOSS . . . . . . . . . . . . . . . . .          (8,179)       (17,463)       (20,198)

OTHER
  Real estate operations, net. . . . . . . . . .          (1,480)        (8,359)        (2,238)
  Interest income. . . . . . . . . . . . . . . .           2,776          3,076          2,832
  Losses from Mexico joint venture . . . . . . .              -              -          (4,988)
  Minority interest. . . . . . . . . . . . . . .             (59)         4,587          8,187
                                                       ---------      ---------      ---------
TOTAL OTHER. . . . . . . . . . . . . . . . . . .           1,237           (696)         3,793
                                                       ---------      ---------      ---------

Loss before provision (benefit) for
  income taxes . . . . . . . . . . . . . . . . .          (6,942)       (18,159)       (16,405)
Provision (benefit) for income taxes . . . . . .          17,901         (6,736)        (3,888)
                                                       ---------      ---------      ---------

NET LOSS . . . . . . . . . . . . . . . . . . . .        $(24,843)      $(11,423)      $(12,517)
                                                       ---------      ---------      ---------
                                                       ---------      ---------      ---------

NET LOSS PER SHARE . . . . . . . . . . . . . . .        $  (4.20)      $  (1.93)      $  (2.12)

                               See accompanying notes.

                                   PRICESMART, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (IN THOUSANDS)



                                                                           ADDITIONAL
                                                       COMMON STOCK         PAID-IN
                                                 SHARES           AMOUNT     CAPITAL         TOTAL
------------------------------------------------------------------------------------------------------
Investment by PEI at August 31, 1994 . . .       5,908             $1       $129,388       $129,389
      Net loss . . . . . . . . . . . . . .           -              -        (12,517)       (12,517)
      Net return to PEI. . . . . . . . . .           -              -        (24,316)       (24,316)
------------------------------------------------------------------------------------------------------
Investment by PEI at August 31, 1995 . . .       5,908              1         92,555         92,556
      Net loss . . . . . . . . . . . . . .           -              -        (11,423)       (11,423)
      Net investment by PEI. . . . . . . .           -              -          5,857          5,857
------------------------------------------------------------------------------------------------------
Investment by PEI at August 31, 1996 . . .       5,908              1         86,989         86,990
      Net loss . . . . . . . . . . . . . .           -              -        (24,843)       (24,843)
      Net investment by PEI. . . . . . . .           -              -         45,025         45,025
------------------------------------------------------------------------------------------------------
Balance at August 31, 1997 . . . . . . . .       5,908             $1       $107,171       $107,172
------------------------------------------------------------------------------------------------------


                               See accompanying notes.

                                   PRICESMART, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)




                                                                            YEARS ENDED AUGUST 31,
                                                                            ----------------------
                                                                     1997           1996           1995
                                                                     ----           ----           ----

OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .       $ (24,843)     $ (11,423)     $ (12,517)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization. . . . . . . . . . . . .           1,374          2,259          2,295
    Provision for asset impairments. . . . . . . . . . . .           2,000          8,042          1,600
    Provision for doubtful accounts. . . . . . . . . . . .           1,000             -              -
    Losses from Mexico joint venture . . . . . . . . . . .              -              -           4,988
    Income tax (benefit) charge. . . . . . . . . . . . . .          17,901         (6,736)        (3,888)
    Minority interest. . . . . . . . . . . . . . . . . . .              59         (4,587)        (8,187)
    Change in accounts receivable and other assets . . . .            (180)         4,332        (26,696)
    Change in accounts payable and other liabilities . . .           5,241            209         24,231
    Change in property held for sale . . . . . . . . . . .           6,594           (190)          (705)
                                                                 ----------     ----------     ----------

Net cash flows provided by (used in) operating  activities           9,146         (8,094)       (18,879)

INVESTING ACTIVITIES
    Additions to property and equipment. . . . . . . . . .          (8,131)        (2,560)        (3,480)
    Proceeds from sale of property and equipment . . . . .              97            147             -
    Proceeds from Mexico joint venture . . . . . . . . . .              -              -           4,000
    Investment in Mexico joint venture . . . . . . . . . .              -              -          (3,883)
    Additions to notes receivable. . . . . . . . . . . . .              -          (1,337)            -
    Payments of notes receivable . . . . . . . . . . . . .           8,614          3,105          2,897
                                                                 ----------     ----------     ----------

Net cash flows provided by (used in) investing activities.             580           (645)          (466)

FINANCING ACTIVITIES
    Net investment by PEI. . . . . . . . . . . . . . . . .          45,025          6,994          6,850
    Costco equity contributions to subsidiaries. . . . . .              -              -          12,495
    Contributions by Panama JV partner . . . . . . . . . .           3,632          1,745             -
                                                                 ----------     ----------     ----------

Net cash flows provided by financing activities. . . . . .          48,657          8,739         19,345
                                                                 ----------     ----------     ----------

Net increase in cash . . . . . . . . . . . . . . . . . . .          58,383             -              -
                                                                 ----------     ----------     ----------
Cash and cash equivalents at beginning of year . . . . . .              -              -              -
                                                                 ----------     ----------     ----------
Cash and cash equivalents at end of year . . . . . . . . .       $  58,383      $      -       $      -
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------


                               See accompanying notes.

                                   PRICESMART, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

    PriceSmart, Inc. ("PriceSmart" or the "Company") was formed in August 1994 as a subsidiary of Price Enterprises, Inc. ("Price Enterprises" or "PEI") in connection with the spin off of PEI from Costco Companies, Inc. ("Costco"), formerly Price/Costco, Inc. PEI began to operate as separate company from Costco effective August 29, 1994 and became a separate publicly-traded company on December 21, 1994. PriceSmart initially operated under the name Price Quest, Inc. and until recently was operating under the name PQI, Inc.; however, the Company changed its name to PriceSmart, Inc. effective June 30, 1997 in anticipation of the spin-off of the Company from PEI.

    In June 1997, the PEI Board of Directors determined to separate PEI's core real estate business and the merchandising businesses it operated through a number of subsidiaries. The merchandising businesses include international merchandising businesses, domestic merchandising businesses consisting of an auto referral program (the "Auto Referral Program") and a travel program (the "Travel Program"). To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company's Common Stock pro rata to PEI's existing stockholders through a special dividend (the "Distribution").

    The following assets were transferred to PriceSmart pursuant to the
Distribution:

    - Interest in essentially all businesses which historically formed the merchandising business segment of PEI, primarily the international merchandising businesses, and the Auto Referral and the Travel programs.

    -    Certain real estate properties held for sale.

    - Notes receivable from various municipalities and agencies ("City Notes") and certain secured notes receivable from buyers of properties formerly owned by PEI.

    -    Cash and cash equivalents of approximately $58.4 million.

    - All other assets and liabilities not specifically associated with PEI's portfolio of 27 investment properties ("Investment Portfolio"), except for current corporate income tax assets and liabilities.

BASIS OF PRESENTATION

    These financial statements present the financial position, results of operations, and cash flows for the Company as if it were a separate entity from PEI for all periods presented. PEI's historical basis in the assets and liabilities of the Company have been carried over. Changes in additional paid-in capital represent the net income (loss) of the Company plus the net change in cash and non-cash items transferred between the Company and PEI prior to distribution.

    The consolidated financial statements include the assets, liabilities and operations transferred to the Company in connection with the Distribution. All significant intercompany accounts and transactions have been eliminated.

    The Company's operations are primarily in the merchandising business. The international merchandising business licenses warehouse stores in Guam, the Northern Mariana Islands and Asia and, in one case, has a 51% ownership in a warehouse store in Panama. The Company's auto referral and travel programs offer discounts on new cars and on travel services to Costco members.

    Prior to the Distribution, the Company operated as certain subsidiaries of PEI, utilizing PEI's centralized systems for cash management, payroll, employee benefit plans, insurance and administrative services. Certain operating expenses, capital expenditures and other cash requirements of the Company were paid by PEI and charged directly or allocated to the Company, principally based on PEI's specific identification of individual entities or relative measures of size of entities. Such allocated amounts are included in corporate administrative expenses and were $1.1 million, $1.4 million and $1.4 million for each of the years ended August 31, 1997, 1996 and 1995, respectively. In the opinion of management, the methods for allocating corporate administrative expenses and other direct costs are reasonable. It is not practical to estimate the costs that would have been incurred by the Company if it had operated on a stand-alone basis.

                                   PRICESMART, INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

    Effective September 1, 1997, the Company changed its 52/53 week fiscal year which ends on the Sunday nearest August 31 to a fiscal year end of August 31. For ease of presentation, all fiscal years in this report are referred to as having ended on August 31.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash and cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

    Building and improvements. . . . . . . . . . . . . . . . .     10-25 years
    Fixtures and equipment . . . . . . . . . . . . . . . . . .       3-7 years

MERCHANDISE INVENTORIES

    Merchandise inventories, which include merchandise for resale and display samples, are valued at the lower of cost (average cost) or market.

REVENUE RECOGNITION

    The Company recognizes international sales upon either shipment or arrival at destination, based on agreement. Revenues from the auto referral program are recognized on a monthly basis when billed, pursuant to contracts which are generally month-to-month. Revenues from travel programs are recognized as services are performed.

INCOME TAXES

    Income taxes have been provided for in accordance with SFAS No. 109, "Accounting for Income Taxes." That standard requires companies to account for deferred taxes using the asset and liability method. Accordingly, deferred income taxes are provided to reflect temporary differences between financial and tax reporting, including asset write-downs of real estate and related assets, accelerated tax depreciation methods, and international fees. Additionally, deferred taxes were transferred to the Company as a result of the Costco spin out in 1994.

    The Company was included in the consolidated Federal and in various combined state tax returns of PEI. The Company was allocated the benefit of its tax net operating losses used in PEI's consolidated or combined tax returns. Benefits realized by PEI were not paid to the Company but were deemed to be reductions in PEI's investment in the Company.

ASSET IMPAIRMENT

    Beginning with fiscal 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such indicators of impairment were present in fiscal 1997 and 1996. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company estimated the sales value, net of related selling costs, on its real estate properties which are being held for sale and recorded impairment losses of $2.0 million and $8.0 million in fiscal 1997 and 1996 respectively. Impairment losses of $1.6 million in fiscal 1995 were based on a risk adjusted discounted cash flow to estimate fair value. See Note 3.

                                   PRICESMART, INC.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    The Company sells its merchandise primarily to its international licensees. Credit is generally extended based on letters of credit.

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued
"Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for fiscal years beginning after December 1995. Under SFAS No. 123, stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair-value method described in SFAS No. 123. The Company adopted SFAS No. 123 in fiscal 1997 using the intrinsic-value method; accordingly, there has been no effect on the Company's financial position or results of operations.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                 OWNERSHIP  BASIS OF PRESENTATION
--------------------------------------------------------------------------------
PB Real Estate                     51%      Consolidated
Ventures Services, Inc.           100%      Consolidated
PriceCostco Panama                 51%      Consolidated
Mexico Clubs, LLC                  51%      Consolidated (Sold in fiscal 1995)
Price Club Mexico                  50%      Equity Method (Sold in fiscal 1995)
--------------------------------------------------------------------------------

AUTHORIZED STOCK

    The Company's authorized stock consists of 15 million shares of $0.0001 par value common stock and 2 million shares of $0.0001 par value preferred stock. No preferred stock has been issued.

NET LOSS PER SHARE

    Net loss per share for all periods presented is based on the 5,908,235 shares issued in connection with the Distribution.

                                   PRICESMART, INC.

NOTE 3 - PROPERTY HELD FOR SALE

    Property held for sale primarily includes former membership warehouse club facilities and unimproved land, which the Company expects to dispose of in the next twelve months. Property held for sale consists of the following (in thousands):

                                                      AUGUST 31,     AUGUST 31,
                                                         1997          1996
                                                         ----          ----

Land and land improvements . . . . . . . . . . .       $16,181        $23,667
Building and improvements. . . . . . . . . . . .        10,120         16,110
Construction in progress . . . . . . . . . . . .            -             520
Deferred rents . . . . . . . . . . . . . . . . .           601            547
Deferred leasing costs, net. . . . . . . . . . .           423            346
                                                      ---------      ---------
                                                        27,325         41,190
Accumulated depreciation . . . . . . . . . . . .        (2,617)        (4,641)
Provision for asset impairments:
    Unimproved land. . . . . . . . . . . . . . .          (755)        (2,665)
    Properties with buildings. . . . . . . . . .        (4,040)        (5,377)
                                                      ---------      ---------
                                                        (4,795)        (8,042)
                                                      ---------      ---------
                                                       $19,913        $28,507
                                                      ---------      ---------
                                                      ---------      ---------

    Because the properties are held for sale, the net results of the real estate operations are presented on the combined statement of operations, and consist of the following (in thousands):


                                                                  YEARS ENDED AUGUST 31,
                                                                  ----------------------
                                                            1997           1996           1995
                                                            ----           ----           ----

Rental income. . . . . . . . . . . . . . . . . .          $3,031         $2,798         $2,868
Gains on sales of real estate. . . . . . . . . .             389            240             24
                                                         --------       --------       --------
    Total revenue. . . . . . . . . . . . . . . .           3,420          3,038          2,892

Operating, maintenance and administrative. . . .           1,690          1,724          1,427
Property taxes . . . . . . . . . . . . . . . . .             672            857            884
Depreciation and amortization. . . . . . . . . .             538            774          1,219
Provision for asset impairments. . . . . . . . .           2,000          8,042          1,600
                                                         --------       --------       --------
    Total expenses . . . . . . . . . . . . . . .           4,900         11,397          5,130
                                                         --------       --------       --------
Real estate operations, net. . . . . . . . . . .        $ (1,480)      $ (8,359)      $ (2,238)
                                                         --------       --------       --------
                                                         --------       --------       --------

    Provision for asset impairments represent noncash charges taken to write-down the carrying value of real estate properties which are being held for sale or redevelopment, and which are expected to generate net sales proceeds below their book values. In 1995, the provision for asset impairments was directly written off against the related properties held for sale.

    The Company determines the estimated carrying value of properties held for sale based upon the expected net sales proceeds to be received, taking into consideration existing sales contracts, past and current sales negotiations and relevant market data.

    Certain properties held for sale generate future minimum rental income of approximately $1.7 million per year. These properties are leased under noncancelable leases with remaining terms ranging from less than one year to 17 years.

                                   PRICESMART, INC.

NOTE 4 - CITY NOTES RECEIVABLE

    The City Notes include amounts loaned to municipalities and agencies to facilitate real property acquisition and improvements and carry interest rates which range from 7% to 10%. Repayment of the majority of these notes is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. City Note repayments are calculated in accordance with specific revenue sharing agreements; and, under the terms of most City Notes, the unpaid balance of the note is forgiven on its maturity date. The carrying values of these notes was established when PEI was spun out from Costco. The carrying values are evaluated by the Company in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Interest income is recognized based upon the stated interest rates of the various notes and amounted to $2.1 million, $2.5 million and $2.7 million for the years ended August 31, 1997, 1996 and 1995 respectively. At August 31, 1997 and 1996, the aggregate stated principal value plus compounded interest amounted to $67 million and $71 million, respectively. As a result, the total carrying value of the City Notes is less than the stated principal value and interest by $44 million and $42 million, respectively. As of August 31, 1997, twelve City Notes were outstanding with maturity dates ranging from 1999-2028.

NOTE 5 - PROFIT SHARING AND 401(k) PLAN

    Substantially all of the employees of the Company are participants in PriceSmart's defined contribution profit sharing and 401(k) plan. Profit sharing contributions, if any, are based on a discretionary amount determined by the Board of Directors and are allocated to each participant based on the relative compensation of the participant, subject to certain limitations, to the compensation of all participants. The Company makes a matching 401(k) contribution equal to 50% of the participant's contribution up to an annual maximum matching contribution of $250.

    Profit sharing contributions of approximately $406,000, $158,000 and $504,000 were made for the benefit of PriceSmart plan participants during fiscal 1997, 1996, and 1995, respectively. Employer contributions to the 401(k) plan were approximately $24,000, $31,000 and $31,000 during fiscal 1997, 1996 and 1995, respectively.

NOTE 6 - STOCK OPTION PLANS

    On August 6, 1997, the Company adopted the 1997 Stock Option Plan of PriceSmart, Inc. (the "Plan") for the benefit of its eligible employees, consultants and independent directors. The Plan authorizes 700,000 shares of the Company's common stock for issuance. The Compensation Committee of the Board administers the Plan with respect to grants to employees or consultants of the Company and the full Company Board administers the Plan with respect to director options. At August 31, 1997, there were no options granted under this Plan.

    Certain employees and directors of the Company participated in PEI stock option plans. Upon consummation of the Distribution, the unvested PEI options held by these individuals were cancelled. To replace those cancelled options, the Company will grant options to purchase PriceSmart common stock at share amounts and prices per share so that the employees and directors will be in substantially the same economic position as they were prior to the Distribution.

    The following is a summary of the replacement options the Company plans to issue subsequent to August 31, 1997.




                                                        Weighted Average                        Weighted Average
   Range of                       Weighted Average         Remaining             Options        Exercise Price of
Exercise Prices     Options        Exercise Price        Life in Years         Exercisable     Options Exercisable
---------------     -------        --------------        -------------         -----------     -------------------

 $8.59 - 9.49       329,688            $8.65                3.35                   -                   -
$10.68 - 14.69       17,364           $11.67                4.00                   -                   -
                  ------------
                    347,052            $8.80                3.39                   -                   -
                  ------------
                  ------------


    The weighted-average fair value per option granted during 1997 and 1996 were $3.48 and $2.69, respectively.

    Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value of these options was estimated at the date of grant using the "Black-Scholes" method with the following weighted average assumptions for 1997 and 1996: risk-free interest rate of 6%; no annual dividend; volatility factor of the expected market price of the Company's common stock of 26.54%; and an expected option life of three years. The effect of applying the "Black-Scholes" method of SFAS 123 to options granted in 1997 and 1996 did not result in pro forma net income amounts that are materially different from amounts reported. Accordingly, such pro forma information is not presented herein.

NOTE 7 - INCOME TAXES

    The provision (benefit) for income taxes consist of the following (in thousands):

                                                   YEARS ENDED AUGUST 31,
                                              1997          1996         1995
                                          ----------    ----------   ----------
Current:
    Federal............................     $ (3,612)      $(3,431)      $ (161)
    State..............................         -             (807)        (262)
                                          ----------    ----------   ----------
                                              (3,612)       (4,238)        (423)
Deferred:
    Federal............................       20,945        (1,935)      (3,513)
    State..............................          568          (563)          48
                                          ----------    ----------   ----------
                                              21,513        (2,498)      (3,465)
                                          ----------    ----------   ----------
Total provision (benefit)...............    $ 17,901      $ (6,736)    $ (3,888)
                                          ----------    ----------   ----------
                                          ----------    ----------   ----------

    A reconciliation between the Federal statutory rate and the effective tax rate follows (in thousands):

                                                 YEARS ENDED AUGUST 31,
                                             1997         1996         1995

Federal taxes at the statutory rate.....   $  (2,430)     $(6,355)     $(5,742)
State taxes, net of federal benefit.....        (416)      (1,091)        (638)
Tax losses of 51% owned subsidiaries....                      708        1,538
Valuation allowance.....................      20,683         -            -
Price Club Mexico operations............        -              -           893
All other, net..........................          64            2           61
                                           ----------   ----------   ----------

     Total provision (benefit)..........   $  17,901      $(6,736)     $(3,888)
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------
    The significant components of deferred income taxes are attributable to the following temporary differences (in thousands):


                                                        AUGUST 31,   AUGUST 31,
                                                           1997         1996
                                                        ----------   ----------

Deferred tax assets:
     Real estate properties............................    $6,961      $10,217
     City notes receivable.............................    12,535       11,756
     Net operating losses..............................     5,437        5,437
     International revenues and expenses...............       228          241
     Inventory and equipment reserves..................      -             304
     All other, net....................................     1,913          470
                                                         ---------    ---------
          Total deferred tax assets....................    27,074       28,425
Deferred tax liabilities:
     Deferred rental income............................      (261)        (214)
     Deferred state income taxes.......................      (693)      (1,261)
                                                         ---------    ---------
          Total deferred tax liabilities...............      (954)      (1,475)
Valuation allowance...................................    (26,120)      (5,437)
                                                         ---------    ---------
          Net deferred tax assets......................      -         $21,513
                                                         ---------    ---------
                                                         ---------    ---------

                                   PRICESMART, INC.

    As a result of the Distribution, the Company is no longer a member of the PEI consolidated or combined group for Federal or state income tax purposes. As such, realization of deferred tax assets is no longer more likely than not and therefore a valuation allowance was established for the net amount of deferred tax assets at August 31, 1997.

    At August 31, 1997 and 1996, the Company had combined net operating loss
(NOL) carryforwards of approximately $13.7 million for Federal income tax purposes which may be applied against future taxable income. A valuation allowance was established for potential tax benefit of these NOL carryforwards as the certainty of their ultimate utilization is not sufficient to allow for deferred tax assets to be recorded. These NOL carryforwards will expire in 2009 unless previously utilized.

    During fiscal 1996, deferred tax assets of $351,000, representing Costco's interest in such assets, was offset against Costco's minority interest in Price Quest, L.L.C. In addition, a short-term deferred tax asset of $1.3 million is included in current assets at August 31, 1996.

NOTE 8 - SALE OF INTEREST IN MEXICO JOINT VENTURE

    In April 1995, the Company completed the sale of its interest in the Mexico joint venture in return for cash of $4.0 million and cancellation of debt of $30.5 million. The sale of the interest in the Mexico joint venture resulted in a $2.6 million loss ($2.1 million after-tax) which is included in losses from Mexico joint venture in fiscal 1995.

    The investment by PEI at August 31, 1994 is net of a charge of $1.7 million for the accumulated foreign currency translation related to the Company's investment in the Mexico joint venture.

NOTE 9 - RELATED PARTY TRANSACTIONS

    As a result of the Distribution to stockholders of the Company and for the purpose of governing certain of the ongoing relationships between the Company and PEI after the Distribution, and to provide mechanisms for an orderly transition, the Company and PEI have entered into various agreements, and will adopt policies, as described below.

    The Company and PEI have entered into an Asset Management and Disposition Agreement dated as of August 26, 1997 calling for PEI to provide asset management services with respect to certain properties distributed to the Company. As consideration for such services, the Company will pay PEI management fees, leasing fees, disposition fees and developer's fees. Such agreement has a two-year term; provided that either the Company or PEI may terminate the agreement upon 60 days written notice.

    The Company and PEI have entered into a Transitional Services Agreement dated as of August 26, 1997 pursuant to which the Company and PEI will provide certain services to one another. Fees for such transitional services (which shall not include real estate management services) will reflect the costs of providing such services, which may include cash management services, certain accounting services, litigation management or any other similar services that the Company or PEI may require. The Transitional Services Agreement will terminate on December 31, 1997 unless extended in writing by the parties.

    The Company and PEI have entered into a Tax Sharing Agreement dated as of August 26, 1997 defining the parties' rights and obligations with respect to tax returns and tax liabilities for taxable years and other taxable periods ending on or before the Distribution Date. In general, PEI will be responsible for (i) filing all Federal and state income tax returns of the Company, PEI and any of their subsidiaries for all taxable years ending on or before or including the Distribution Date and (ii) paying the taxes relating to such returns to the extent attributable to pre-Distribution Date periods.

                                   PRICESMART, INC.

NOTE 10 - GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

                                                                     YEAR ENDED
                                                                     AUGUST 31,
                                                                        1997

Revenues:
     United States...............................................    $  51,806
     Latin America...............................................       22,569
                                                                    -----------
                                                                     $  74,375
                                                                    -----------
                                                                    -----------
Operating income (loss):
     United States...............................................    $  (8,299)
     Latin America...............................................          120
                                                                    -----------
                                                                     $  (8,179)
                                                                    -----------
                                                                    -----------
Identifiable assets:
     United States...............................................    $ 113,749
     Latin America...............................................       12,136
                                                                    -----------
                                                                     $ 125,885
                                                                    -----------
                                                                    -----------

    Foreign operations were not significant in fiscal 1996 and 1995. The Latin American operations consist of a 51% interest in a joint venture in Panama whose currency is the U.S. dollar.

    Export sales were approximately $58.1 million, $25.5 million and $39.3 million for the years ended August 31, 1997, 1996 and 1995, respectively. Approximately 37% of revenues in the year ended August 31, 1997, 48% of revenues in the year ended August 31, 1996 and 27% of revenues in the year ended
August 31, 1995 were from a single customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD


    The Company's Board of Directors is comprised of six directors: Robert E. Price, Jeffrey S. Halis, Katherine L. Hensley, Leon C. Janks, Lawrence B. Krause and Gilbert A. Partida. Such directors will serve until the next Annual Meeting of Stockholders of the Company and until their respective successors have been duly elected and qualified.

    The table below indicates the name, position with the Company and age of each Director.


NAME                   POSITION WITH PRICESMART                           AGE

Robert E. Price        Chairman  of  the  Board,  President  and  Chief   54
                       Executive Officer
Jeffrey S. Halis       Director                                           42
Katherine L. Hensley   Director                                           60
Leon C. Janks          Director                                           47
Lawrence B. Krause     Director                                           67
Gilbert A. Partida     Director                                           35

    Robert E. Price has been Chairman of the Board, President and Chief Executive Officer of the Company since the Distribution and has held the same positions with the Company since July 1994. Mr. Price is also Chairman of the Board of PEI and has held that position since July 1994. Mr. Price was also President and Chief Executive Officer of PEI from July 1994 until the Distribution. Mr. Price was Chairman of the Board of Costco from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company ("TPC"). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and its President from 1976 until December 1990.

    Jeffrey S. Halis has been a director of the Company since November 1997. He is the founder of Tyndall Partners, L.P., a Delaware limited partnership, which is a significant stockholder of the Company. He has been a director of Kinder-Care Learning Centers (1993-1997) and is currently a director of Enstar Group, a publicly held company.

    Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until the Distribution. She is a lawyer and a retired partner of the law firm of O'Melveny & Myers in Los Angeles, California. Ms. Hensley joined O'Melveny & Myers in 1978 and was a partner from 1986 to February 1992. Ms. Hensley is a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940.

    Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until the Distribution. He has been a partner in the accounting firm of Alder, Green & Hasson in Los Angeles, California since 1980. Mr. Janks has extensive experience in domestic and international business serving a wide variety of clients in diverse businesses.

    Lawrence B. Krause has been a director of the Company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on advisory boards for a number of institutions including the Institute for International Economics, the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation.

    Gilbert A. Partida has been a director of the Company since July 1997. Mr. Partida is President and Chief Executive Officer of the Greater San Diego Chamber of Commerce, a position he has held since January 1993. Prior to joining the Chamber of Commerce, Mr. Partida was an attorney with the law firm of Gray, Cary, Ames & Frye in San Diego, California from 1987 to 1992.

COMMITTEES OF THE BOARD OF DIRECTORS OF THE COMPANY

    AUDIT COMMITTEE. The Audit Committee consists of Messrs. Janks, Partida and Price. The Audit Committee reviews the annual audits of the Company's independent public accountants, reviews and evaluates internal accounting controls, recommends the selection of the Company's independent public accountants, reviews and passes upon (or ratifies) related party transactions, and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, the Company and its independent public accountants.

    COMPENSATION COMMITTEE. The Compensation Committee consists of Ms. Hensley and Messrs. Krause and Partida. The Compensation Committee reviews salaries, bonuses and stock options of senior officers of the Company, and administers the Company's executive compensation policies and stock option plans.

    NOMINATING COMMITTEE. The Nominating Committee consists of Ms. Hensley and Mr. Price. The Nominating Committee recommends candidates to fill vacancies on the Board of Directors or any committee thereof, which vacancies may be created by the departure of any directors, or the expansion of the number of members of the Board. The Nominating Committee gives appropriate consideration to qualified persons recommended by stockholders for nomination as Directors provided that such recommendations are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee.

    EXECUTIVE COMMITTEE. The Executive Committee consists of Messrs. Price and Janks and Ms. Hensley. The Executive Committee has all powers and rights necessary to exercise the full authority of the Board of Directors in the management of the business and affairs of the Company, except as provided in the Delaware General Corporation Law or the Bylaws of the Company.

    FINANCE COMMITTEE. The Finance Committee consists of Messrs. Janks, Krause and Partida. The Finance Committee reviews and makes recommendations with respect to (i) annual budgets, (ii) investments, (iii) financing arrangements and (iv) the creation, incurrence, assumption or guaranty by the Company of any indebtedness, obligation or liability, except, in each case, for any such transactions entered into in the ordinary course of business of the Company.

COMPENSATION OF THE BOARD OF DIRECTORS

    Each non-employee director of the Company receives $20,000 per year for serving on the Board of Directors and an additional $5,000 per year for serving as chairman of any committee of the Company Board. In addition, non-employee directors who serve on committees of the Company Board (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairman or vice chairman of any committee may receive additional compensation to be fixed by the Company Board. Each director is eligible to receive stock grants and stock options pursuant to the PriceSmart Stock Option Plan.

    Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

EXECUTIVE OFFICERS

    Set forth below are the names, positions and ages of the executive officers of the Company:



NAME                  POSITION WITH PRICESMART                            AGE

Robert E. Price.....  Chairman  of  the  Board,  President  and  Chief    54
                      Executive Officer
Robert M. Gans......  Executive Vice President, Secretary and General     48
                      Counsel
Karen J. Ratcliff...  Executive Vice President and Chief Financial        45
                      Officer
Theodore Wallace....  Executive Vice President and Chief Operating        48
                      Officer

    Robert E. Price has been Chairman of the Board, President and Chief Executive Officer of the Company since the Distribution and has held the same positions with the Company since July 1994. Mr. Price is also Chairman of the Board of PEI and has held that position since July 1994. Mr. Price was also President and Chief Executive Officer of PEI from July 1994 until the Distribution. Mr. Price was Chairman of the Board of Costco from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of TPC. Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and its President from 1976 until December 1990.

    Robert M. Gans has been Executive Vice President, Secretary and General Counsel of the Company since the Distribution. From October 17, 1994 until the Distribution, Mr. Gans had been Executive Vice President and General Counsel of PEI. Mr. Gans graduated from the UCLA School of Law in 1975 and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

    Karen J. Ratcliff has been Executive Vice President and Chief Financial Officer of the Company since September 1997. From October 1995 to September 1997, Ms. Ratcliff operated a financial advisory firm in Orange County. From January 1991 to August 1995, Ms. Ratcliff worked for a publicly traded company, Vans, Inc., serving first as Vice President and Controller and, subsequently, as Vice President and Chief Financial Officer. Ms. Ratcliff also spent a number of years working at the Securities and Exchange Commission in Washington, D.C. and at KPMG Peat Marwick. Ms. Ratcliff graduated from California State University at Dominguez Hills in 1983 with Bachelor of Science Degrees in Accounting and Business Information Systems and is a Certified Public Accountant.

    Theodore Wallace has been Executive Vice President and Chief Operating Officer of the Company since the Distribution. From November 1994 until the Distribution, Mr. Wallace had been an Executive Vice President of PEI and served as Chief Executive Officer of Price Ventures, Inc., a former subsidiary of PEI ("Price Ventures"). From October 1993 to November 1994, Mr. Wallace was Executive Vice President of Costco overseeing international expansion into the Pacific Rim and other markets. Mr. Wallace became an Executive Vice President of TPC in 1984 and, from 1988 until Fall 1992, he was Chief Operating Officer (East Coast) of TPC. He was a director of TPC from October 1988 to October 1993. He joined TPC as a warehouse manager in September 1977 and was its Vice President of Operations from 1983 to 1988.

CERTAIN OTHER OFFICERS

    Set forth below are the names, positions and ages of certain significant employees of the Company, all of whom transferred from PEI to the Company concurrently with the Distribution:

NAME                    POSITION WITH PRICESMART                           AGE

Kevin C. Breen........  Senior Vice President, Operations                  37
Daniel L. Brockman....  Senior Vice President, Finance                     43
Connie M. Depew.......  Vice President, Service Centers                    40
Edward H. Depew, III..  Vice President, Distribution and Logistics         52
Glen C. Dobi..........  Vice President, Travel Program                     37
Brud E. Drachman......  Vice President, Construction                       43
Walt H. Green.........  Vice President, Auto Program                       55
Thomas L. Hammer......  Senior Vice President, Buying and Merchandising    43
Thomas D. Martin......  Senior Vice President, Merchandising               41
William J. Naylon, Jr.  Vice President, Operations                         35
Joseph J. Tebo........  Senior Vice President, International Business      61

    Kevin C. Breen had been Executive Vice President of Price Ventures since February 1997, overseeing operational and construction management areas for the international merchandising business. Prior to joining PEI as Vice President in August 1994, Mr. Breen served as Vice President of Costco with responsibility for managing the 17-location region in Southern Los Angeles and Orange County. From September 1991 until the merger with Costco, he was Vice President of TPC with regional operations responsibilities. Mr. Breen began his career with TPC in March 1979 and became a warehouse manager in December 1984.

    Daniel L. Brockman had been with PEI since October 1994, initially as the Director of Internal Audit. Mr. Brockman later became the Chief Financial Officer of PEI's Price Global, Price Quest and Price Ventures subsidiaries and held such positions until the Distribution was consummated. From 1989 to 1994, Mr. Brockman worked for TPC and Costco in a variety of financial executive positions, including Director of Internal Audit, Director of Finance and Director of Financial Planning. Mr. Brockman graduated from San Diego State University with a B.S. in Accounting in 1977 and is a Certified Public Accountant.

    Connie M. Depew had been with PEI since its inception in August 1994 as the Director of Warehouse Operations. From February 1983 to August 1994, Ms. Depew worked for TPC and Costco where she worked in various warehouse administrative roles and ultimately Warehouse Manager for Signal Hill. Prior to joining TPC, Ms. Depew worked as an internal auditor for FedMart.

    Edward H. Depew, III had been with PEI since its inception in August 1994, and was responsible for export distribution and transportation worldwide. Prior to joining PEI, Mr. Depew worked for Costco as Vice President of International Distribution, focusing on Costco's Mexican and Korean operations. From 1989 to 1993, Mr. Depew was Vice President of West Coast distribution for TPC. Mr. Depew possesses over 25 years of experience in warehousing and transportation management.

    Glen C. Dobi joined PEI in August 1994 as the Director of PriceCostco Realty, overseeing an affinity-based business offering home selling services to Costco members. During 1995, the program was discontinued and Mr. Dobi began to work for the Costco Travel Program, a program he currently manages. From September 1991 to 1994, Mr. Dobi worked for TPC and Costco where he was a financial analyst for TPC's chief financial officer. Mr. Dobi graduated from the University of Texas with an MBA degree and a B.S. degree in engineering.

    Brud E. Drachman had been with PEI since August 1994, overseeing design, construction and facility equipment procurement for the international merchandising businesses. Mr. Drachman's previous international experience was with Costco, focusing on Mexico and Korea development. He joined TPC in 1987 as Project Manager and participated in a variety of domestic projects. Mr. Drachman graduated from San Diego State University with a B.A. degree in political science in 1978.

    Walt H. Green had been with PEI since its inception in August 1994 as the Director of the Auto Referral Program. From November 1988 to August 1994, Mr. Green worked for TPC and Costco where he worked as an automotive products buyer. Prior to joining TPC, Mr. Green spent seven years with Select-A-Car, Inc. as a customer representative and manager for a related business at a local credit union location. Mr. Green graduated from the University of Wisconsin with a B.A. degree in marketing and economics in 1967.

    Thomas L. Hammer had been Executive Vice President of Price Ventures since February 1997, overseeing the buying and merchandising areas for the international merchandising business, with specific focus on U.S.-sourced brand name and private label goods. Prior to joining PEI as Vice President in July 1994, Mr. Hammer served as Vice President of Costco, overseeing the merchandising area of Price Club Mexico. He joined TPC in July 1983 as a buyer and has served in various management roles in TPC's buying offices.

    Thomas D. Martin had been Executive Vice President of Price Ventures since February 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining PEI as Vice President in July 1994, Mr. Martin served as Vice President of Costco and directed the merchandising efforts for Price Club Korea and PriceCostco Saipan. He joined TPC in May 1977 and has served in various management roles in both buying and store operations for TPC.

    William J. Naylon Jr. joined PEI in October 1995 as Managing Director for PriceSmart Indonesia. Mr. Naylon has been stationed in Indonesia since February 1996 overseeing the start up and development of the Indonesia licensee's headquarters and first two PriceSmart outlets. Prior to joining PEI, Mr. Naylon was the warehouse manager of the Westbury, New York Price Club. Mr. Naylon began his career with TPC in 1985.

    Joseph J. Tebo had been the President of Price Ventures since November 14, 1994. From May 1994 to November 1994, Mr. Tebo was President of the Tebo Group, an international retail consulting firm. From January 1990 to April 1994, Mr. Tebo was President and Chief Executive Officer of AM/PM International, a wholly owned subsidiary of Atlantic Richfield Company (ARCO), which has developed licensing and joint venture arrangements for AM/PM convenience stores in 10 countries throughout the Pacific Rim and the Americas.

ITEM 11. EXECUTIVE COMPENSATION

    Prior to the Distribution, the individuals serving as the Company's chief executive officer and the two next most highly compensated executive officers (the "Named Executive Officers") were employed by PEI. The following Summary Compensation Table sets forth a summary of the compensation paid during the past three fiscal years by PEI to these individuals. The compensation amounts in the following tables represent all compensation paid to each such individual in connection with his position with PEI.

SUMMARY COMPENSATION TABLE





                                                                                     LONG TERM
                                            ANNUAL COMPENSATION                  COMPENSATION AWARDS
NAME AND PRINCIPAL               ------------------------------------------     -------------------
------------------                                         OTHER ANNUAL         SECURITIES UNDERLYING     ALL OTHER
POSITION(S)(4)          YEAR    SALARY($)     BONUS($)     COMPENSATION($)(1)   OPTIONS/ SARS(#)        COMPENSATION($)(2)
--------------          ----    ---------     --------     ------------------   ----------------        ------------------

Robert E. Price,        1997    225,000       0            0                    0                       9,750
  President and Chief   1996    225,000       0            0                    0                       4,422
  Executive Officer     1995    243,340       0            0                    0                       9,500

Theodore Wallace,       1997    200,000       0            0                    0                       9,750
 Executive Vice-        1996    200,000       0            0                    0                       3,960
 President and Chief    1995    215,191       0            100,000(3)           100,000                 9,500
 Operating Officer

Robert M. Gans,         1997    175,000       40,000       0                    0                       9,750
 Executive Vice-        1996    150,000       35,000       0                    0                         250
 President, Secretary   1995    132,693       25,000       0                    75,000                      0
 and General Counsel



(1) Except as otherwise indicated, perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.
(2) The amounts shown for fiscal 1997 constitute contributions to The Price Enterprises Profit Sharing and 401(k) Plan and PEI's 401(k) matching contribution of $250 for fiscal 1997 on behalf of each Named Executive Officer. The amounts shown for fiscal 1996 constitute contributions to The Price Enterprises Profit Sharing and 401(k) Plan for the period of September 4, 1995 through December 31, 1995, and the Company's 401(k) matching contribution of $250 for fiscal 1996 on behalf of each Named Executive Officer. During fiscal 1996, the "plan year" for The Price Enterprises Profit Sharing and 401(k) Plan was converted to a calendar year from a fiscal year.
(3) Amount constitutes a retention bonus paid to Mr. Wallace for agreeing to transfer employment from Costco to PEI in fiscal 1995.
(4) The Named Executive Officers resigned as officers of PEI on August 29, 1997, and became officers of the Company. The current executive officers of the Company are described above under the heading "Executive Officers."

    No stock options were granted to the Named Executive Officers during fiscal 1997 and no stock options were outstanding as of the end of such year. Messrs. Wallace and Gans, however, received on October 8, 1997 non-qualified stock options to purchase shares of the Company's Common Stock, containing substantially equivalent terms as the unvested options to purchase shares of PEI common stock held by such individuals prior to the Distribution, which unvested options were cancelled upon these individuals' termination of employment from PEI. The exercise price of and the number of shares covered by these replacement options were set to preserve the aggregate spread in value attributed to such unvested PEI options which had been held by such individuals. In addition, on October 8, 1997, Mr. Gans was granted options to purchase an additional 10,000 shares of Common Stock.

INDEMNIFICATION AGREEMENTS

    The Company has entered into indemnification agreements with its directors and certain officers (each, an "Indemnified Person"). An Indemnified Person is specifically indemnified and held harmless under such agreements for costs and expenses, including without limitation, damages, judgments, amounts paid in settlement, reasonable costs of investigation, reasonable attorneys' fees, costs of investigative, judicial or administrative proceedings or appeals, costs or attachment of similar bonds, fines, penalties, and excise taxes assessed with respect to employee benefit plans actually and reasonably incurred in connection with a threatened, pending or completed claim, action, suit or proceeding by reason of the fact that (i) he or she is or was a director, officer, employee and/or agent of the Company; or (ii) is or was serving as a director, officer, employee, trustee and/or agent of another corporation or entity at the request of the Company. To qualify for indemnification, the claim must not be: (i) based solely upon an Indemnified Person's gaining in fact any personal profit or advantage to which he or she was not legally entitled; (ii) an accounting for profits made from the purchase or sale of securities pursuant to Section 16(b) of the Exchange Act; and (iii) based solely upon knowingly fraudulent, deliberately dishonest, or willful misconduct on the part of the Indemnified Person. The Company will indemnify the Indemnified Person to the extent that (i) the Indemnified Person gives the Company prompt written notice of any claim;
(ii) expenses have not been advanced pursuant to Article Eighth of the Company's Amended and Restated Certificate of Incorporation; (iii) the Indemnified Person has not already received payment pursuant to collectible insurance policies; and
(iv) indemnification is not unlawful.

    Under such indemnification agreements, the Company will advance costs and expenses incurred by the Indemnified Person in advance of the final disposition of an action, suit or proceeding if he or she undertakes to repay amounts advanced if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Company. The Company will advance costs and expenses related to defending or investigating an action, suit or proceeding unless a determination is made that (i) the Indemnified Person did not act in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company; (ii) the Indemnified Person intentionally breached his or her duty to the Company or its stockholders; (iii) with respect to any criminal action or proceeding, the Indemnified Person had reasonable cause to believe his or her conduct was unlawful. Such determination will be made by a majority vote of a quorum of the Board consisting of directors not a party to the suit, action or proceeding, by a written opinion of independent legal counsel, by the stockholders or by a final, nonappealable adjudication in a court of competent jurisdiction. If the Company advances costs and expenses of any action, suit or proceeding, the Company reserves the right to assume the defense of such action, suit or proceeding upon written notice to the Indemnified Person of its intention to do so. After delivery of such notice, the Company shall not be liable for any costs or expenses incurred by the Indemnified Person in retaining separate counsel unless (i) the employment of separate counsel was previously authorized by the Company; (ii) the Indemnified Person reasonably concludes that joint representation would entail a conflict of interest; or (iii) the Company shall not, in fact, have employed counsel to assume the defense of such action, suit or proceeding. The indemnification provisions and provisions for advancing expenses in such agreements are expressly not exclusive of any other rights of indemnification or advancement of expenses pursuant to the Delaware General Corporation Law ("DGCL") and the Company's Certificate of Incorporation and Bylaws.

PRICESMART STOCK OPTION PLAN

    In August 1997, the Company adopted the 1997 PriceSmart Stock Option Plan of PriceSmart, Inc. (the "PriceSmart Stock Option Plan"). The PriceSmart Stock Option Plan was approved by PEI as sole stockholder of the Company as of August 7, 1997. The principal purposes of the PriceSmart Stock Option Plan are to provide incentives for officers, employees and consultants of the Company and its subsidiaries through the granting of options ("Options"), thereby stimulating their personal and active interest in the Company's development and financial success, and inducing them to remain in the Company's employ. In addition to Options granted to officers, employees or consultants, the PriceSmart Stock Option Plan provides for formula grants of Options ("Director Options") to the Company's independent non-employee directors.

    Under the PriceSmart Stock Option Plan, not more than 700,000 shares of Common Stock (or the equivalent in other equity securities) are authorized for issuance upon exercise of Options. Furthermore, the maximum number of shares which may be subject to Options granted under the PriceSmart Stock Option Plan to any individual in any calendar year cannot exceed 125,000. The Company has granted to certain executive officers and other employees, Options to purchase shares of Common Stock.

    The principal features of the PriceSmart Stock Option Plan are summarized below.

    ADMINISTRATION. The Compensation Committee of the Board (the "Committee") administers the PriceSmart Stock Option Plan with respect to grants to employees or consultants of the Company and the full Company Board administers the PriceSmart Stock Option Plan with respect to Director Options. The Committee consists of three members of the Company Board, each of whom is a "non-employee director" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"), and, with respect to Options which are intended to constitute performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), an "outside director" for the purposes of Section 162(m) of the Code. Subject to the terms and conditions of the PriceSmart Stock Option Plan, the Company Board or Committee has the authority to select the persons to whom Options are to be granted, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the PriceSmart Stock Option Plan. Similarly, the Company Board has discretion to determine the terms and conditions of Director Options and to interpret and administer the PriceSmart Stock Option Plan with respect to Director Options. The Committee (and the Company Board) are also authorized to adopt, amend and rescind rules relating to the administration of the PriceSmart Stock Option Plan.

    ELIGIBILITY. Options under the PriceSmart Stock Option Plan may be granted to individuals who are then officers or other employees of the Company or any of its present or future subsidiaries. Such Options also may be granted to consultants of the Company selected by the Company Board or Committee for participation in the PriceSmart Stock Option Plan. Non-employee directors of the Company will be granted NQSOs (as defined herein) pursuant to the formula grant provisions of the PriceSmart Stock Option Plan.

    OPTIONS UNDER THE PRICESMART OPTION PLAN. The PriceSmart Option Plan provides that the Committee may grant or issue stock Options. Each grant will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the grant.

    Nonqualified Stock Options ("NQSOs") will provide for the right to purchase Common Stock at a specified price which, except with respect to NQSOs intended to qualify as performance-based compensation under Section 162(m) of the Code, may be less than fair market value on the date of grant (but not less than par value), and usually will become exercisable (in the discretion of the Company Board or Committee) in one or more installments after the grant date, subject to the participant's continued employment with the Company and/or subject to the satisfaction of individual or Company performance targets established by the Company Board or Committee. NQSOs may be granted for any term specified by the Company Board or Committee.

    Incentive Stock Options ("ISOs") will be designed to comply with the provisions of the Code and will be subject to certain restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price not less than the fair market value of a share of Common Stock on the date of grant, may only be granted to employees, must expire within a specified period of time following the optionee's termination of employment, and must be exercised within the ten years after the date of grant. ISOs may be subsequently modified to disqualify them from treatment as ISOs. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company, the PriceSmart Stock Option Plan provides that the exercise price must be at least 110% of the fair market value of a share of Common Stock on the date of grant and the ISO must expire upon the fifth anniversary of the date of its grant.

    SECURITIES LAWS AND FEDERAL INCOME TAXES. The PriceSmart Stock Option Plan is intended to conform to the extent necessary with all provisions of the Securities Act and the Exchange Act, and any and all regulations and rules promulgated by the Securities and Exchange Commission thereunder, including without limitation Rule 16b-3. The PriceSmart Stock Option Plan has been and will be administered, and Options have been and will be granted, and may be exercised, only in such a manner as to conform to such laws, rules and regulations. To the extent permitted by applicable law, the PriceSmart Stock Option Plan and Options granted thereunder shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

    Under current federal tax laws, in general, recipients of grants of NQSO's under the PriceSmart Stock Option Plan are taxable under Section 83 of the Code upon their receipt of Common Stock or cash with respect to such grants and, subject to Section 162(m) of the Code, the Company will be entitled to an income tax deduction with respect to the amounts taxable to such recipients. Under Sections 421 and 422 of the Code, recipients of ISOs are generally not taxable on their receipt of Common Stock upon their exercise of ISOs if the ISOs and option stock are held for certain minimum holding periods and, in such event, the Company is not entitled to income tax deductions with respect to such exercises. Participants in the PriceSmart Stock Option Plan will be provided with detailed information regarding the tax consequences relating to the various types of grants under the plan.

     In general, under Section 162(m) of the Code ("Section 162(m)"), income tax deductions of publicly-held corporations may be limited to the extent total compensation (including base salary, annual bonus, stock option exercises and non-qualified benefits paid) for certain executive officers exceeds $1 million (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based compensation" established by an independent compensation committee which is adequately disclosed to, and approved by, stockholders. In particular, stock options will satisfy the "performance-based compensation" exception if the options are granted by a qualifying compensation committee, the plan sets the maximum number of shares that can be granted to any person within a specified period and the compensation is based solely on an increase in the stock price after the grant date (i.e., the option exercise price is equal to or greater than the fair market value of the stock subject to the award on the grant date). Under a Section 162(m) transition rule for compensation plans of corporations which are privately held and which become publicly held, the Stock Option Plan will not be subject to
Section 162(m) until the earlier of (i) the material modification of the Stock Option Plan; (ii) the issuance of all employer stock and other compensation that has been allocated under the Stock Option Plan; or (iii) the first meeting of stockholders at which directors are to be elected that occurs after December 31, 1999 (the "Transition Date").

    The Company has attempted to structure the Stock Option Plan in such a manner that, after the Transition Date, subject to obtaining stockholder approval for the stock options, the remuneration attributable to stock options which meet the other requirements of Section 102(m) will not be subject to the $1,000,000 limitation. The Company has not, however, requested a ruling from the IRS or an opinion of counsel regarding this issue.

PROFIT SHARING AND 401(k) PLAN

    PEI and the Company have taken all action necessary or appropriate to permit the Company to become a sponsor of and to permit employees of the Company to participate in the PEI Plan. The PEI Plan is a profit-sharing plan designed to be a "qualified" plan under applicable provisions of the Code, covering all employees who have completed one year of service, as defined in the PEI Plan. Under the PEI Plan, each of PEI and the Company may, in its discretion, make annual contributions with respect to its employees which shall not exceed for each participant the lesser of: (a) 25% of the participant's compensation for such year, or (b) the greater of (i) 25% of the defined benefit dollar limitation then in effect under section 415(b)(1) of the Code or (ii) $30,000. In addition, participants may make voluntary contributions. The PEI Plan also permits employees to defer (in accordance with section 401(k) of the Code) a portion of their salary and contribute those deferrals to the PEI Plan.

    All participants in the PEI Plan are fully vested in their voluntary contributions and earnings thereon. Vesting in the remainder of a participant's account is based upon his or her years of service with the Company, PEI, Costco, TPC and certain affiliated parties. A participant initially is 20% vested after the completion of two years of service, and an additional 20% vested after the completion of each of his or her next four years of service, so that the participant is 100% vested after the completion of six years of service.

    A participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In addition, the PEI Plan provides that the Board of Directors of the Company may at any time declare the PEI Plan partially or completely terminated with respect to the employees of the Company in which event the account of each participant with respect to whom the PEI Plan is terminated will become fully vested.

    PEI and the Company will jointly sponsor the PEI Plan until 30 days after written notice from either party to the other requesting an end to joint sponsorship of the PEI Plan (the "Cut-Off Date"). Effective as of the Cut-Off Date, either PEI or the Company will take all action necessary to establish and administer a new profit sharing and 401(k) plan (the "New Plan"), which would be expected to have terms and conditions substantially similar to the PEI Plan.
The New Plan will be a split up of that portion of the PEI Plan which is attributable to employees of PEI or the Company, as the case may be. Board of Directors of each PEI and the Company also has the right at any time to discontinue contributions to the PEI Plan. If PEI or the Company fails to make one or more substantial contributions to the PEI Plan for any period of three consecutive years in each year of which PEI or the Company realized substantial current earnings, such failure will automatically be deemed a complete discontinuance of contributions. In the event of such a complete discontinuance of contributions, the account of each participant will become fully vested.

EMPLOYMENT CONTRACTS

    Mr. Gans entered into an employment agreement with PEI for a term of three years commencing October 17, 1994. Pursuant to his agreement, Mr. Gans received a base annual salary of $150,000 through fiscal year 1996. This base salary was increased by PEI's Compensation Committee to $175,000 beginning fiscal year 1997. On April 28, 1997 the term of the employment agreement was extended to October 16, 1998. PEI assigned Mr. Gans' employment agreement to the Company pursuant to the assignment provisions contained in the agreement, and on September 2, 1997 the term of the employment agreement was extended to October 16, 2000. Under the agreement, Mr. Gans may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to the Company's interests, without the prior written consent of the Company. The agreement provides that Mr. Gans will be eligible to participate in the Company's bonus plan and receive all other benefits offered to officers under the Company's standard company benefits practices and plans. Mr. Gans may terminate his agreement at any time on 90 days prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Gans. In the event that the Company terminates the agreement for any reason other than cause, Mr. Gans shall be entitled, for the remainder of the term of the agreement, to the continuation of his base salary payable in conformity with the Company's normal payroll period, and to inclusion in the stock option plan, profit sharing and 401(k) plan and medical plans of the Company for the remainder of the term of the agreement. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Gans by reason of his termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

    Ms. Ratcliff entered into an employment agreement with the Company for a term of two years commencing September 29, 1997. Pursuant to this Agreement, Ms. Ratcliff will serve as Executive Vice President and Chief Financial Officer of the Company at a base annual salary of $135,000 during the term of the agreement. The agreement also anticipates that Ms. Ratcliff will receive options to purchase 50,000 shares of the Company's Common Stock under the PriceSmart Stock Option Plan, subject to the Compensation Committee granting such options at its sole discretion, such options to be exercisable at 20% per year over a five-year period. Under the agreement, Ms. Ratcliff may not engage in any activities, with or without compensation, that would interfere with the performance of her duties or that would be adverse to the Company's interests, without the prior written consent of the Company. The agreement provides that Ms. Ratcliff will be eligible to participate in the Company's bonus plan and receive all other benefits offered to officers under the Company's standard company benefits practices and plans. Ms. Ratcliff may terminate her agreement at any time on 90 days prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Ms. Ratcliff. In the event that the Company terminates the agreement for any reason other than cause, Ms. Ratcliff shall be entitled to the continuation of her base salary payable in conformity with the Company's normal payroll period for six months or for the remainder of the employment term, whichever is longer, and if the agreement is not terminated then, upon expiration of the employment term, Ms. Ratcliff shall be entitled to continuation of her base salary for six months, payable in conformity with the Company's normal payroll period. The foregoing severance benefits are the exclusive benefits that would be payable to Ms. Ratcliff by reason of her termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



    The following table sets forth the number of shares of Company Common Stock owned as of November 14, 1997 by (i) the Named Executive Officers (as hereinafter defined) and directors of the Company, (ii) all of the Company's executive officers and directors as a group and (iii) all other stockholders known by the Company to own beneficially more than five percent of the Common Stock. A list of the individuals who are the executive officers of the Company is set forth under the heading "Executive Officers" in "Item 10. Directors and Executive Officers of the Registrant." Except as otherwise indicated, each individual named is expected to have sole investment and voting power with respect to the securities shown.

                                                      Amount and
                                                      Nature of
                                                      Beneficial     Percent
Name and Address(1)                                   Ownership    Beneficially
-------------------                                   ---------       Owned
                                                                      -----

Robert E. Price...................................    1,281,903(2)    21.7%
Jeffrey S. Halis..................................      518,125(3)     8.8%
Katherine L. Hensley..............................        2,787(4)      *
Leon C. Janks.....................................            0(5)      *
Lawrence B. Krause................................          300(6)      *
Gilbert A. Partida................................            0(7)      *
Robert M. Gans....................................        7,163(8)      *
Karen J. Ratcliff.................................            0(9)      *
Theodore Wallace..................................      17,372(10)      *
Sol Price.........................................   2,116,601(11)    35.8%
All Executive Officers and Directors as a group
 (nine persons)...................................  1,827,650(12)     30.8%

*      Less than 1% beneficially owned.
(1) The address for all persons listed, other than Sol Price is c/o PriceSmart, Inc., 4649 Morena Boulevard, San Diego, California 92117.
       The address for Sol Price is c/o The Price Entities, 7979 Ivanhoe Avenue, Suite 520, La Jolla, California 92037.
(2) 1,281,903 shares are beneficially owned by Robert E. Price. Of such shares, 655,500 shares are held through trusts of which Mr. Price is a trustee. Mr. Price disclaims beneficial ownership of 625,125 shares which are held by the Price Family Charitable Fund, of which Mr. Price is a Director.
(3) 518,125 shares are beneficially owned by Jeffrey S. Halis. Of such shares, 308,525 shares are owned by Tyndall Partners, L.P., a Delaware limited partnership; 128,925 shares are owned by Tyndall Institutional Partners, L.P., a Delaware limited partnership; 49,625 shares are owned by Madison Avenue Partners, L.P., a Delaware limited partnership; 29,800 shares are owned by Halo International, Ltd., a company organized under the laws of the Cayman Islands; and 1,250 shares are owned individually by Mr. Halis. Pursuant to the Agreement of Limited Partnership of each of Tyndall Partners, L.P., Tyndall Institutional Partners, L.P., and Madison Avenue Partners, L.P., and the Investment Management Agreement of Halo International, Ltd., Mr. Halis possesses sole voting and investment control over all securities owned by the entities names above. Excludes 3,000 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(4) Includes 2,621 shares subject to non-qualified stock options which will become exercisable within 60 days of the date of this table. Excludes 8,241 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(5) Excludes 10,862 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(6) Excludes 3,000 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.

(7) Excludes 3,000 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(8) Includes 7,163 shares subject to non-qualified stock options which will become exercisable within 60 days of the date of this table. Excludes 49,312 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(9) Excludes 50,000 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(10) Includes 9,550 shares subject to non-qualified stock options which will become exercisable within 60 days of the date of this table. Excludes 52,416 shares subject to non-qualified stock options which are not presently exercisable and which will not be exercisable within 60 days of the date of this table.
(11) Includes 1,446,164 shares held through trusts of which Mr. Price is a trustee. Mr. Price disclaims beneficial ownership of 625,125 shares which are held by the Price Family Charitable Fund, of which Mr. Price is a Director. Mr. Price also disclaims beneficial ownership of 45,312 shares which are held by certain trusts of which Mr. Price is a co-trustee.
(12)   See notes (2) through (10) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The Company has engaged in certain transactions which indirectly benefit PEI. Sol Price, who beneficially owns approximately 36% of the Company's outstanding Common Stock, is the father of Robert E. Price, the Chairman of the Board, President and Chief Executive Officer of the Company. Sol Price beneficially owns approximately 36% of PEI's common stock. Robert E. Price, who beneficially owns approximately 22% of the Company's outstanding Common Stock, also beneficially owns approximately 22% of PEI's common stock and is PEI's Chairman of the Board.

    For the purpose of governing certain of the ongoing relationships between the Company and PEI after the Distribution and to provide mechanisms for an orderly transaction, the Company and PEI entered into the various agreements, and have adopted the policies described below.

    The Company and PEI entered into a Distribution Agreement, which provides for, among other things, (i) the division between the Company and PEI of certain assets and liabilities; (ii) the Distribution; and (iii) certain other agreements governing the relationship between the Company and PEI following the Distribution.

    The Company and PEI have entered into an Asset Management and Disposition Agreement dated as of August 26, 1997 calling for PEI to provide asset management services with respect to the Properties. Among other things, PEI will collect rents and pay operating expenses, maintain and repair such Properties, prepare month-end financial statements, hire brokers and prepare brokers' agreements, lease available space within such Properties and dispose of such Properties. As consideration for such services, the Company will pay PEI management fees based on annual rents from such Properties, leasing fees based on the gross leasable floor areas of each such Properties, disposition fees based on percentages of the sales prices for Properties that are sold and a developer's fee of 3% of all "hard" construction costs managed by PEI on behalf of the Company. Such agreement has a two-year term; provided that either the Company or PEI may terminate the agreement upon 60 days written notice.

    PEI and the Company have entered into a Transitional Services Agreement dated as of August 26, 1997 pursuant to which the Company and PEI will provide certain services to one another. The fees for such transitional services (which shall not include real estate management services) will be based on hourly rates designed to reflect the costs (including indirect costs) of providing such services. The transitional services to be provided to PEI and to the Company pursuant to such agreement may include cash management services, certain accounting services, litigation management or any other similar services that PEI or the Company may require. The Transitional Services Agreement will terminate on December 31, 1997 unless extended in writing by the parties.

    The Company and PEI have entered into a Tax Sharing Agreement dated as of August 26, 1997 defining the parties' rights and obligations with respect to tax returns and tax liabilities, including, in particular, Federal and state income tax returns and liabilities, for taxable years and other taxable periods ending on or before the date the Distribution was consummated (the "Distribution Date"). In general, PEI will be responsible for (i) filing all Federal and state income tax returns of PEI, the Company and any of their subsidiaries for all taxable years ending on or before or including the Distribution Date and
(ii) paying the taxes relating to such returns (including any deficiencies proposed by applicable taxing authorities), to the extent attributable to pre-Distribution Date periods. The Company and PEI will each be responsible for filing its own returns and paying its own taxes for post-Distribution Date periods.

    The ongoing relationships between PEI and the Company may present certain conflict situations for Robert E. Price who serves as Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board of PEI. Mr. Price and certain other officers and directors of the Company also own shares of common stock in both PEI and the Company. The Company and PEI will adopt appropriate policies and procedures to be followed by the Board of Directors of each company to limit the involvement of Mr. Price (or such other officers and directors having a significant ownership interest in the companies) in conflict situations, including matters relating to contractual relationships or litigation between PEI and the Company. Such procedures include requiring Mr. Price to abstain from voting as a director of both companies with respect to matters that present a significant conflict of interest between the companies.

                                       PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following financial statements are included in Part II, Item 8 of this Form 10-K


    Report of Independent Auditors


    Consolidated Balance Sheets as of August 31, 1997 and 1996


    Consolidated Statements of Operations for each of the three years ended August 31, 1997, 1996 and 1995


    Consolidated Statements of Stockholders' Equity for each of the three years ended August 31, 1997, 1996 and 1995


    Consolidated Statements of Cash Flows for each of the three years August 31, 1997, 1996 and 1995


    Notes to Consolidated Financial Statements


(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

(c) See Exhibit Index and Exhibits attached to this report

(d)  Financial Statement Schedules


    See "Schedule II: Valuation and Qualifying Accounts" attached to this report

                                                                     Schedule II


                                   PRICESMART, INC.

                          VALUATION AND QUALIFYING ACCOUNTS






                                                 Balance of          Additions
                                                Beginning of      Charged to Costs                                Balance at
     Provisions for Asset Impairments              Period          and Expenses              Deductions         End of Period
     --------------------------------              ------          ------------              ----------         -------------

 Year ended August 31, 1995                     $    -              $1,600,000             $(1,600,000)(1)       $   -
 Year ended August 31, 1996                          -               8,042,000                   -                8,042,000
 Year ended August 31, 1997                      8,042,000           2,000,000              (5,247,000)(2)        4,795,000



(1) Provision for asset impairments was directly written off against the related properties held for sale.

(2) Deductions from asset impairments related to the sale of seven properties and the recovery of prior year write-down of land.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 25, 1997                    PRICESMART, INC.




                                  By:       /s/ ROBERT E. PRICE
                                         --------------------------------------
                                  Title     Chairman, President and Chief
                                         --------------------------------------
                                         Executive Officer
                                         --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                       TITLE                    DATE


/s/ Robert E. Price         Chairman, President and     November 25, 1997
-------------------------   Chief Executive Officer
Robert E. Price             (Principal Executive
                            Officer)

/s/ Karen J. Ratcliff       Executive Vice President,   November 25, 1997
-------------------------   Chief Financial Officer
Karen J. Ratcliff           (Principal Financial and
                            Accounting Officer)

/s/Jeffrey S. Halis         Director                    November 25, 1997
-------------------------
Jeffrey S. Halis

/s/Katherine L. Hensley     Director                    November 25, 1997
-------------------------
Katherine L. Hensley

/s/Leon C. Janks            Director                    November 25, 1997
-------------------------
Leon C. Janks

/s/Lawrence B. Krause       Director                    November 25, 1997
-------------------------
Lawrence B. Krause

/s/Gilbert A. Partida       Director                    November 25, 1997
-------------------------
Gilbert A. Partida

                                   PRICESMART, INC.




                              EXHIBIT INDEX AND EXHIBITS


  EXHIBIT
  NUMBER                               DESCRIPTION
  ------                               -----------

 2.1(1)     Distribution Agreement dated as of August 26, 1997 between the
            Company and Price Enterprises, Inc.
 3.1(2)     Amended and Restated Certificate of Incorporation of PriceSmart,
            Inc.
 3.2(2)     Amended and Restated Bylaws of PriceSmart, Inc.
 10.1(2)    1997 Stock Option Plan of PriceSmart, Inc.
 10.2(3)    Agreement Concerning Transfer of Certain Assets dated as of
            November 1996 by and among Price Enterprises, Inc., Costco
            Companies, Inc. and certain of their respective subsidiaries
 10.3(4)    Employment Agreement dated September 20, 1994 between Price
            Enterprises, Inc. and Robert M. Gans
 10.4(1)    Employee Benefits and Other Employment Matters Allocation Agreement
            dated as of August 26, 1997 between the Company and Price
            Enterprises, Inc.
 10.5(1)    Tax Sharing Agreement dated as of August 26, 1997 between the
            Company and Price Enterprises, Inc.
 10.6(1)    Asset Management and Disposition Agreement dated as of August 26,
            1997 between the Company and Price Enterprises, Inc.
 10.7(5)    Third Amendment to Employment Agreement dated April 28, 1997 between
            Price Enterprises, Inc. and Robert M. Gans
 10.8(6)    Form of Indemnity Agreement
 10.9(1)    Transitional Services Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.
 10.10(2)   Assignment and Assumption of Employment Agreement dated August 29,
            1997 between the Company and Price Enterprises, Inc.
 10.11(2)   Fourth Amendment to Employment Agreement dated as of September 2,
            1997 between the Company and Robert M. Gans
 10.12(2)   Employment Agreement dated as of September 29, 1997 between the
            Company and Karen Ratcliff
 21.1(7)    Subsidiaries of PriceSmart, Inc.
 23.1(2)    Consent of Ernst & Young LLP, Independent Auditors
 27.1(2)    Financial Data Schedule

-----------------

(1) Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(2)    Filed herewith.

(3) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed July 3, 1997.

(4) Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(5) Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(6) Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(7) Incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Company's Registration Statement on Form 10 filed with the Commission on August 13, 1997.