Form 10-Q
period 1997-11-30
PRICESMART INC
filed 1998-01-14
CIK 1041803

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _____________________


                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED NOVEMBER 30, 1997


                       COMMISSION FILE NUMBER 0-22793


                              PRICESMART, INC.
           (Exact name of registrant as specified in its charter)

                DELAWARE                          33-0628530
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)


                            4649 MORENA BOULEVARD
                         SAN DIEGO, CALIFORNIA  92117
                  (Address of principal executive offices)

                                (619) 581-4530
            (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES_X_     NO___

            The registrant had 5,908,235 common shares, par value
                   $.0001, outstanding at January 9, 1998.

                                PRICESMART, INC.

                               INDEX TO FORM 10-Q


                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
         Consolidated Balance Sheets......................................     3

         Consolidated Statements of Operations............................     4

         Consolidated Statements of Cash Flows............................     5

         Notes to Consolidated Financial Statements.......................   6-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  8-11



                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS................................................    12

ITEM 2 - CHANGES IN SECURITIES............................................    12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..................................    12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..........................................................    12

ITEM 5 - OTHER INFORMATION................................................    12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................    12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                               PRICESMART, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      NOVEMBER 30,   AUGUST 31,
                                                          1997          1997
                                                          ----          ----
                                                      (unaudited)
ASSETS
Current assets:
  Cash and equivalents.............................      $   858        $58,383
  Investments, available for sale..................       57,773              -
  Accounts receivable, net.........................        7,395          4,806
  Merchandise inventories..........................        9,104          5,518
  Prepaid expenses and other current assets........        1,058            578
  Property held for sale, net......................       14,686         19,913
                                                      ----------     ----------
Total current assets...............................       90,874         89,198

Property and equipment:
  Land                                                     2,250          2,250
  Building and improvements                                5,872          4,578
  Fixtures and equipment                                   7,098          4,712
                                                      ----------     ----------
                                                          15,220         11,540
  Less accumulated depreciation....................       (2,173)        (1,946)
                                                      ----------     ----------
                                                          13,047          9,594
Other assets:
  City notes receivable............................       22,582         23,052
  Other notes receivable...........................        4,034          4,041
                                                      ----------     ----------
                                                          26,616         27,093
                                                      ----------     ----------
TOTAL ASSETS                                            $130,537       $125,885
                                                      ----------     ----------
                                                      ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings..................................     $  2,972       $      -
  Accounts payable, trade..........................        6,942          4,901
  Accrued expenses.................................        3,106          4,813
  Other current liabilities........................        4,063          3,563
                                                      ----------     ----------
Total current liabilities..........................       17,083         13,277

Minority interest..................................        5,457          5,436

STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value, 15,000,000 shares
    authorized, 5,908,235 shares issued and
    outstanding....................................            1              1
  Additional paid-in capital.......................      107,171        107,171
  Unrealized gains on investments..................          123              -
  Retained earnings................................          702              -
                                                      ----------     ----------
Total Stockholders' Equity.........................      107,997        107,172
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $130,537       $125,885
                                                      ----------     ----------
                                                      ----------     ----------

                            See accompanying notes.

                                PRICESMART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                3 MONTHS ENDED   16 WEEKS ENDED
                                                 NOVEMBER 30,     DECEMBER 22,
                                                     1997             1996
                                                --------------   --------------
REVENUES
  Sales:
    International.............................    $  18,168          $17,315
    Electronic Shopping.......................            -              546
  International royalties and other fees......          593              902
  Auto referral, travel and other programs....        3,107            3,462
                                                  ---------          -------
TOTAL REVENUES................................       21,868           22,225

EXPENSES
  Cost of goods sold:
    International.............................       16,957           16,446
    Electronic Shopping.......................            -            1,173
  Selling, general and administrative:
    International.............................        2,732            2,587
    Electronic Shopping.......................            -            3,253
    Auto referral, travel and other programs..        2,785            2,717
    Corporate administrative expenses.........          547              490
                                                  ---------          -------
TOTAL EXPENSES................................       23,021           26,666
                                                  ---------          -------
OPERATING LOSS................................       (1,153)          (4,441)

OTHER
    Real estate operations, net...............          363              (72)
    Interest income...........................        1,516              728
    Minority interest.........................          (24)            (155)
                                                  ---------          -------
TOTAL OTHER...................................        1,855              501
                                                  ---------          -------

Income (loss) before benefit for income taxes.          702           (3,940)
Benefit for income taxes......................            -           (1,615)
                                                  ---------          -------
NET INCOME (LOSS).............................       $  702          $(2,325)
                                                  ---------          -------
                                                  ---------          -------



NET INCOME (LOSS) PER SHARE...................       $  .12          $  (.39)


Weighted average shares outstanding...........        6,079      ...   5,908


                            See accompanying notes.

                                PRICESMART, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                3 MONTHS ENDED   16 WEEKS ENDED
                                                 NOVEMBER 30,     DECEMBER 22,
                                                    1997             1996
                                                --------------   --------------
OPERATING ACTIVITIES
Net income (loss)............................      $    702        $ (2,325)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..............           227             651
  Income tax benefit.........................             -          (1,615)
  Minority interest..........................            21             155
  Change in accounts receivable and other
    assets...................................        (6,655)        (16,125)
  Change in accounts payable and other
    liabilities..............................           834           9,602
  Change in property held for sale...........         5,227           2,973
                                                   --------        --------
Net cash flows provided by (used in)
    operating activities.....................           356          (6,684)

INVESTING ACTIVITIES
  Purchases of investments available for
    sale.....................................       (68,249)              -
  Sales of investments available for sale....        10,599               -
  Additions to property and equipment........        (3,680)         (1,612)
  Payments of notes receivable...............           477             517
                                                   --------        --------
Net cash flows (used in) investing
    activities...............................       (60,853)         (1,095)

FINANCING ACTIVITIES
  Proceeds from bank borrowings..............         2,972               -
  Net investment by PEI......................             -           4,148
  Contributions by Panama JV partner.........             -           3,631
                                                   --------        --------
Net cash flows provided by financing
    activities...............................         2,972           7,779
                                                   --------        --------
Net decrease in cash.........................       (57,525)              -
                                                   --------        --------
Cash and cash equivalents at beginning of
    period...................................        58,383               -
                                                   --------        --------
Cash and cash equivalents at end of period...      $    858        $      -
                                                   --------        --------
                                                   --------        --------


                            See accompanying notes.

                               PRICESMART, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               November 30, 1997

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. There are a total of five stores licensed to and owned by in-country business people and one store owned 51% by the Company. Additionally, the Company operates domestic auto referral and travel businesses marketed to Costco members.

PriceSmart was formed in August 1994 as a subsidiary of Price Enterprises, Inc. ("PEI") and initially operated under the name Price Quest, Inc. and until recently was operating under the name PQI, Inc. However, the Company changed its name to PriceSmart, Inc. effective June 30, 1997 in anticipation of the spin-off of the Company from PEI.

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

Assets transferred to PriceSmart were comprised of: (i) the merchandising business segment of PEI; (ii) certain real estate properties held for sale (the "Properties"), (iii) notes receivable from various municipalities and agencies ("City Notes") and certain secured notes receivable from buyers of properties; (iv) cash and cash equivalents of approximately $58.4 million; and (v) all other assets and liabilities not specifically associated with PEI's portfolio of 27 investment properties, except for current corporate income tax assets and liabilities.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 3 months ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report on Form 10-K for the year ended August 31, 1997.

                               PRICESMART, INC.

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

FISCAL YEAR

Effective September 1, 1997, the Company changed its reporting periods to 12 months, ending August 31 with each quarter consisting of 3 months. Prior to the change, the Company generally reported 13 periods (ending on the Sunday closest to August 31) of 4 weeks each, with the first quarter consisting of 16 weeks, and each remaining quarter consisting of 12 weeks.


NOTE 2 - INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are comprised of U.S. treasury securities and obligations of U.S. government agencies with an average maturity of 2 years and an average yield of 6%.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock. The Company is required to adopt SFAS No. 128 in its second quarter ending February 28, 1998, following the December 15, 1997 effective date. Under the new method, basic and diluted earnings per share will not be materially different than net income (loss) per share as presented herein.

ITEM 2 .  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Risk Factors" in the Registration Statement on Form 10 filed pursuant to the Securities Exchange Act of 1934, as amended, on July 3, 1997, as amended by Amendment No. 1 to Form 10 filed on August 1, 1997 and Amendment No. 2 to Form 10 filed on August 13, 1997.

The following discussion and analysis compares the results of operations for the first quarter of fiscal 1998, ended November 30, 1997 to the first quarter of fiscal 1997, ended December 22, 1996.

Effective September 1, 1997, the Company changed its reporting periods to 12 months, with each quarter consisting of 3 months. Prior to the change, the Company generally reported 13 periods of 4 weeks each, with the first quarter consisting of 16 weeks, and each remaining quarter consisting of 12 weeks.

As a result of the change in reporting periods, the discussion and analysis below compare 91 days of operations in Q1 fiscal 1998 to 112 days of operations for Q1 fiscal 1997 (a 19% reduction in days of operations). The longer fiscal 1997 first quarter also includes more days of the holiday season compared to fiscal 1998.

INTERNATIONAL SALES

                             International Sales     Percent Change
                             -------------------     --------------

     1st Quarter - FY 1998         $18,168                 5%
     1st Quarter - FY 1997          17,315                 -

Net sales for Q1 fiscal 1998 increased over Q1 fiscal 1997 primarily due to a full quarter of operations in fiscal 1998 for the Panama City location compared to a partial quarter in fiscal 1997 (opened October 1996) and sales made to two licensed locations that opened subsequent to Q1 fiscal 1997. These increases were partially offset by the shorter reporting period in Q1 fiscal 1998 discussed above and sales of the export trading business eliminated in fiscal 1997.

GROSS MARGIN

                             International    Percent Change    Percent of Sales
                             -------------    --------------    ----------------

     1st Quarter - FY 1998      $1,211             39%               6.67%
     1st Quarter - FY 1997         869              -                5.02%

The international gross margin increased in Q1 fiscal 1998 compared to Q1 fiscal 1997 due to a full quarter of operations for the Panama City location which operates at a higher gross margin than that earned on exports of U.S.-sourced products. This increase was partially offset by decreased shipments of U.S.-sourced products to foreign licensees.

The electronic shopping program was discontinued during fiscal 1997. Electronic shopping cost of goods sold for Q1 of fiscal 1997 includes inventory write-downs of $.7 million.

OTHER REVENUES

                           International               Auto Referral,
                            Royalties &     Percent   Travel and Other   Percent
                               Fees         Change        Programs       Change
                               ----         ------        --------       ------

    1st Quarter - FY 1998     $  593        (34%)          $3,107         (10%)
    1st Quarter - FY 1997        902          -             3,462           -

International Royalties and Fees decreased in Q1 fiscal 1998 compared to Q1 fiscal 1997 primarily due to a decrease in non-recurring store opening fees and the timing of new membership fees in Panama in October 1996. This decrease was partially offset by higher royalties on increased sales at licensee locations.

Revenues in Q1 fiscal 1998 from Auto Referral, Travel and other programs decreased primarily due to the shorter reporting period discussed above.

SELLING, GENERAL & ADMINISTRATIVE


                                                       Auto Referral,
                                            Percent   Travel and Other   Percent
                           International    Change        Programs       Change
                           -------------    -------   ----------------   -------
    1st Quarter - FY 1998     $2,732           6%          $2,785           3%
    1st Quarter - FY 1997      2,587           -            2,717           -

Selling, general and administrative expenses for International in Q1 fiscal 1998 were comparable to Q1 fiscal 1997 as increased expenses of the Panama location, open for the full quarter of fiscal 1998, were partially offset by a reduction in central expenses.

Selling, general and administrative expenses for Electronic Shopping in Q1 fiscal 1997 includes a charge of $1.8 million for fixture and equipment write-downs and certain other reserves resulting from the decision to eliminate this business.

Selling, general and administrative expenses for Auto Referral, Travel and other program expenses in Q1 fiscal 1998 were comparable with Q1 fiscal 1997.

CORPORATE AND ADMINISTRATIVE EXPENSE

                                   Amount           Percent Change
                                   ------           --------------

    1st Quarter - FY 1998           $547                 12%
    1st Quarter - FY 1997            490                  -

Corporate and Administrative Expense for Q1 fiscal 1998 reflects the actual costs incurred for corporate administration. In Q1 fiscal 1997, the Company was operated as certain subsidiaries of Price Enterprises, Inc. ("PEI"). Certain general and administrative costs of PEI were allocated to the Company, principally based on PEI's specific identification of individual cost items or otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of entities.

The 12% increase in expense is due to the addition of management and incremental expenses associated with becoming a separate, publicly held company.

REAL ESTATE OPERATIONS (NET)


                                                       Gain (Loss)
                               Revenues     Expenses     On Sales     Total
                               --------     --------     --------     -----

     1st Quarter - FY 1998       $680        $(429)        $109        $363
     1st Quarter - FY 1997        799         (871)           -        ( 72)

Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, rental expenses, gain or loss on sale of properties and provisions for asset impairment related to these properties.

The improvement is primarily due to the disposition of non-income producing properties in Q4 of fiscal 1997 and due to the gain on sale of a property in Q1 of fiscal 1998.

INTEREST INCOME

Interest income for the company reflects earnings on invested cash, earnings on City Notes and certain secured notes receivable from buyers of formerly owned properties. Interest income for fiscal 1998 increased primarily as a result of larger invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through the cash distributed to the Company prior to the Distribution, cash from operations of the Company's businesses, and principal and interest payments on the City Notes and other notes receivable. The Company also expects to generate cash from sales of Properties held for sale, and the cash flow that may ultimately be generated by sales of these properties represents a major source of additional capital resources.

The Company's working capital requirements are not expected to exceed $30 million during fiscal 1998. The Company estimates that it will spend approximately $10 million in the international merchandising businesses, $5 million in affinity-service businesses and $15 million for business opportunities that may arise. Actual capital expenditures, investment in merchandising businesses and gross proceeds realized from property sales for fiscal 1998 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

The Company believes that the Company's cash balances and net cash provided by operating activities, principal and interest payments on notes receivable and sales of its Properties will be sufficient to meet its working capital expenditure requirements for at least fiscal 1998. Management has invested the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Certain Asian markets served by the Company have recently experienced a significant devaluation of local currencies relative to the US dollar; particularly in Indonesia and the Philippines. Because the Company transacts its business in U.S. dollars, exchange rate risk is not at issue. However, devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally has a negative impact on the Company's sales of U.S.-sourced goods to the affected markets, location sales and royalty income.

The Company has an immaterial risk of loss in the countries most affected by the economic downturn discussed above, as these are licensing arrangements. It is, however, unclear to what extent this economic situation will impact future results of operations.

SEASONALITY

Historically, the Company's merchandising businesses have experienced moderate holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, timing of shipments, product mix, and cost of U.S.-sourced products. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

PART  II -     OTHER INFORMATION
--------------------------------

ITEM 1.        LEGAL PROCEEDINGS
               None

ITEM 2.        CHANGES IN SECURITIES
               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

ITEM 5.        OTHER INFORMATION
               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:
                    27.1 Financial Data Schedule
               (b) No reports on Form 8-K were filed for the 3 months ended November 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRICESMART, INC.
                                       REGISTRANT




Date: January 13, 1998                 /s/ Robert E. Price
                                       -------------------
                                       Robert E. Price
                                       CHAIRMAN




Date: January 13, 1998                 /s/ Gil Partida
                                       ---------------
                                       Gil Partida
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER




Date: January  13, 1998                /s/ Karen J. Ratcliff
                                       ---------------------
                                       Karen J. Ratcliff
                                       EXECUTIVE VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER