Form 10-Q
period 1998-02-28
PRICESMART INC
filed 1998-04-14
CIK 1041803

                                                                    2ND QUARTER
                                                                    FISCAL 1998




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________


                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1998


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

 The registrant had 5,911,342 common shares, par value $.0001, outstanding at
                                April 8, 1998.

                               PRICESMART, INC.

                              INDEX TO FORM 10-Q


                        PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS                                           PAGE
                                                                         ----
          Consolidated Balance Sheets....................................  3

          Consolidated Statements of Operations..........................  4

          Consolidated Statements of Cash Flows..........................  5

          Notes to Consolidated Financial Statements..................... 6-7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 8-11



                          PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS..............................................  12

ITEM 2 -  CHANGES IN SECURITIES..........................................  12

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES................................  12

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  12

ITEM 5 -  OTHER INFORMATION..............................................  12

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K...............................  12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               PRICESMART, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       FEBRUARY 28,   AUGUST 31,
                                                           1998          1997
                                                           ----          ----
ASSETS                                                 (Unaudited)
 Current assets:
  Cash and equivalents................................  $  3,494       $ 58,383
  Investments available for sale......................    57,286              -
  Accounts receivable, net............................     5,849          4,806
  Merchandise inventories.............................     9,575          5,518
  Prepaid expenses and other current assets...........       767            578
  Property held for sale, net.........................    14,763         19,913
                                                        --------       --------
 Total current assets.................................    91,734         89,198

 Property and equipment:
  Land................................................     2,250          2,250
  Building and improvements...........................     6,739          4,578
  Fixtures and equipment..............................     7,231          4,712
                                                        --------       --------
                                                          16,220         11,540
  Less accumulated depreciation.......................    (2,583)        (1,946)
                                                        --------       --------
                                                          13,637          9,594

 Other assets:
  City notes receivable...............................    22,203         23,052
  Other notes receivable..............................     4,027          4,041
                                                        --------       --------
                                                          26,230         27,093
                                                        --------       --------
TOTAL ASSETS..........................................  $131,601       $125,885
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Bank borrowings.....................................  $  4,082       $      -
  Accounts payable, trade.............................     6,048          4,901
  Accrued expenses....................................     3,904          4,813
  Other current liabilities...........................     2,685          3,563
                                                        --------       --------

Total current liabilities.............................    16,719         13,277

Minority interest.....................................     5,618          5,436


STOCKHOLDERS' EQUITY
 Common stock, $.0001 par value, 15,000,000 shares
   authorized, 5,908,235 shares issued and
   outstanding........................................         1              1
 Additional paid-in capital...........................   107,171        107,171
 Unrealized gains on investments......................       281              -
 Retained earnings....................................     1,811              -
                                                        --------       --------
Total Stockholders' Equity............................   109,264        107,172
                                                        --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $131,601       $125,885
                                                        --------       --------
                                                        --------       --------

                               PRICESMART, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SECOND QUARTER                YEAR-TO-DATE
                                                        ------------------------     -------------------------
                                                         3 MONTHS      12 WEEKS        6 MONTHS      28 WEEKS
                                                           ENDED         ENDED           ENDED         ENDED
                                                        FEBRUARY 28,   MARCH 16,      FEBRUARY 28,   MARCH 16,
                                                            1998         1997             1998          1997
                                                        ------------   ---------      ------------   ---------
REVENUES
 Sales:
   International......................................    $22,542        $13,899        $40,710        $31,214
   Electronic Shopping................................          -            411              -            957
 International royalties and other fees...............      1,140            796          1,733          1,698
 Auto referral, travel and other programs.............      3,298          2,980          6,405          6,442
                                                          -------        -------        -------        -------
 TOTAL REVENUES.......................................     26,980         18,086         48,848         40,311

EXPENSES
 Cost of goods sold:
   International......................................     20,461         12,813         37,418         29,259
   Electronic Shopping................................          -            620              -          1,793
 Selling, general and administrative:
   International......................................      3,328          2,987          6,060          5,574
   Electronic Shopping................................          -            685              -          3,938
   Auto referral, travel and other programs...........      2,683          2,447          5,468          5,164
   Corporate administrative expenses..................        722            345          1,269            835
                                                          -------        -------        -------        -------
TOTAL EXPENSES........................................     27,194         19,897         50,215         46,563
                                                          -------        -------        -------        -------
OPERATING LOSS........................................       (214)        (1,811)        (1,367)        (6,252)

OTHER
 Real estate operations, net..........................        171            164            534             92
 Interest income, net.................................      1,469            698          2,985          1,426
 Minority interest....................................       (161)            46           (185)          (109)
                                                          -------        -------        -------        -------
TOTAL OTHER...........................................      1,479            908          3,334          1,409
                                                          -------        -------        -------        -------

 Income (loss) before provision (benefit) for
  income taxes........................................      1,265           (903)         1,967         (4,843)
 Provision (benefit) for income taxes.................        156           (371)           156         (1,986)
                                                          -------        -------        -------        -------

NET INCOME (LOSS).....................................   $  1,109        $  (532)       $ 1,811      $  (2,857)
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

EARNINGS PER SHARE
 Basic................................................       $.19        $  (.09)          $.31        $  (.48)
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
 Diluted..............................................       $.18        $  (.09)          $.30        $  (.48)
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

SHARES USED IN PER SHARE COMPUTATION
 Basic................................................      5,908          5,908          5,908          5,908
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------
 Diluted..............................................      6,074          5,908          6,077          5,908
                                                          -------        -------        -------        -------
                                                          -------        -------        -------        -------

                            See accompanying notes.

                               PRICESMART, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                YEAR-TO-DATE
                                                         ------------------------
                                                          6 MONTHS      28 WEEKS
                                                            ENDED         ENDED
                                                         FEBRUARY 28,   MARCH 16,
                                                             1998          1997
                                                         -----------    ---------
OPERATING ACTIVITIES
 Net income (loss).....................................   $  1,811      $ (2,857)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization......................        637           901
    Income tax benefit.................................          -        (1,986)
    Minority interest..................................        185           109
    Change in accounts receivable and other assets.....     (5,289)       (7,413)
    Change in accounts payable and other liabilities...       (640)        1,987
    Change in property held for sale...................      5,150         3,445
                                                          --------      --------

 Net cash flows provided by (used in)
  operating activities.................................      1,854        (5,814)

INVESTING ACTIVITIES
 Purchases of investments available for sale...........    (76,175)            -
 Sales of investments available for sale...............     19,170             -
 Additions to property and equipment...................     (4,683)       (7,104)
 Payments of notes receivable..........................        863         4,027
                                                          --------      --------

Net cash flows (used in) investing activities..........    (60,825)       (3,077)

FINANCING ACTIVITIES
 Proceeds from bank borrowings.........................      4,082             -
 Net investment by PEI.................................          -         5,259
 Contributions by Panama JV partner....................          -         3,632
                                                          --------      --------

Net cash flows provided by financing activities........      4,082         8,891
                                                          --------      --------

Net decrease in cash...................................    (54,889)            -

Cash and cash equivalents at beginning of period.......     58,383             -
                                                          --------      --------

Cash and cash equivalents at end of period.............   $  3,494      $      -
                                                          --------      --------
                                                          --------      --------

                            See accompanying notes.

                               PRICESMART, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               February 28, 1998

NOTE 1 - FORMATION OF THE COMPANY

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 1998, there were a total of six stores licensed to and owned by in-country business people and two stores owned 51% by the Company. (See Liquidity and Capital Resources Section of Management Discussion and Analysis). Additionally, the Company operates domestic auto referral and travel businesses marketed to Costco members.

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

Assets transferred to PriceSmart were comprised of: (i) the merchandising business segment of PEI; (ii) certain real estate properties held for sale (the "Properties"); (iii) notes receivable from various municipalities and agencies ("City Notes") and certain secured notes receivable from buyers of properties; (iv) cash and cash equivalents of approximately $58.4 million; and (v) all other assets and liabilities not specifically associated with PEI's portfolio of 27 investment properties, except for current corporate income tax assets and liabilities.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 6 months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report on Form 10-K for the year ended August 31, 1997.

The consolidated financial statements include the assets, liabilities and results of operations for its wholly owned and majority owned merchandising businesses.

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

                               PRICESMART, INC.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

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

The following discussion and analysis compares the results of operations for the second quarter and year-to-date periods of fiscal 1998 ended February 28, 1998 to the second quarter and year-to-date periods of fiscal 1997 ended March 16, 1997. All dollar amounts are in thousands.

Effective September 1, 1997, the Company changed its reporting periods to 12 months, with each quarter consisting of 3 months. Prior to the change, the Company generally reported 13 periods of 4 weeks each, with the first quarter consisting of 16 weeks, and each remaining quarter consisting of 12 weeks.

As a result of the change in reporting periods, the discussion and analysis below compare 90 days of operations in Q2 fiscal 1998 to 84 days of operations for Q2 fiscal 1997; and 181 days of operations for fiscal 1998 year-to-date to 196 days of operations for fiscal 1997 year-to-date. The longer Q2 fiscal 1998 also includes more days of the holiday season compared to fiscal 1997.

INTERNATIONAL SALES

                             International Sales       Percent Change
                             -------------------       --------------
     2nd Quarter - FY 1998          $22,542                   62%
     2nd Quarter - FY 1997          $13,899                    -

     Year-to-Date FY 1998           $40,710                   30%
     Year-to-Date FY 1997           $31,214                    -

Net sales for Q2 fiscal 1998 increased over Q2 fiscal 1997 primarily due to a second store opened in Panama, and sales made to a new licensed store, both of which opened on December 4, 1997.

During the year-to-date period, the increase in sales was also attributed to a full quarter of operations in Q1 fiscal 1998 for the first Panama store compared to a partial quarter in Q1 fiscal 1997 (opened October 1996), and sales made to two licensed stores that opened subsequent to Q1 fiscal 1997. These increases were partially offset by the discontinuation of the export trading business in fiscal 1997.

GROSS MARGIN

                                 International  Percent Change  Percent of Sales
                                 -------------  --------------  ----------------
     2nd Quarter - FY 1998           $2,081           92%             9.23%
     2nd Quarter - FY 1997           $1,086            -              7.81%

     Year-to-Date FY 1998            $3,292           68%             8.09%
     Year-to-Date FY 1997            $1,955            -              6.26%

The increase in gross margin as a percent of sales during Q2 fiscal 1998 was primarily due to a 131% increase in Panama sales which have a higher gross margin than that earned on exports of U.S.-sourced products. During the year-to-date period, the increase in gross margin was also attributed to a higher gross margin on Panama sales, but was somewhat offset by decreased shipments of U.S.-sourced products to foreign licensees.

The electronic shopping program was discontinued in Q2 fiscal 1997, and a mark-down reserve of $.2 million was taken, in addition to the $.7 million taken in Q1 fiscal 1997.

OTHER REVENUES

                          International               Auto Referral,
                           Royalties &    Percent    Travel and Other   Percent
                              Fees         Change         Programs       Change
                             ------        ------     --------------    ------
    2nd Quarter - FY 1998    $1,140         43%            $3,298         11%
    2nd Quarter - FY 1997       796          -              2,980          -

    Year-to-Date  FY 1998    $1,733          2%            $6,405         (1%)
    Year-to-Date  FY 1997    $1,698          -              6,442          -


International Royalties and Fees increased in Q2 fiscal 1998 compared to Q2 fiscal 1997 primarily due to an increase in non-recurring store opening fees and higher royalties on increased sales at licensee stores. The year-to-date increase was a result of the same factors as Q2. However, this increase was offset by the shorter reporting period as discussed above.

Revenues in Q2 fiscal 1998 from Auto Referral, Travel and other programs increased primarily due to the longer reporting period discussed above. The year-to-date amounts were comparable.

SELLING, GENERAL & ADMINISTRATIVE

                                                          Auto Referral,
                                              Percent    Travel and Other    Percent
                            International     Change         Programs        Change
                            -------------    ---------    ---------------    -------
    2nd Quarter - FY 1998       $3,328          11%           $2,683           10%
    2nd Quarter - FY 1997        2,987           -             2,447            -

    Year-to-Date FY 1998        $6,060           9%           $5,468            6%
    Year-to-Date FY 1997         5,574           -             5,164            -

The increase in selling, general and administrative expenses for International during Q2 fiscal 1998 was primarily due to one additional Panama store opened in December 1997. The fiscal 1998 year-to-date amount was partially offset by a reduction in central expenses in Q1 fiscal 1998.

Selling, general and administrative expenses for Electronic Shopping for fiscal 1997 year-to-date period includes a charge of $1.8 million for fixture and equipment write-downs and certain other reserves resulting from the decision to eliminate this business.

During Q2 and fiscal 1998 year-to-date periods, selling, general and administrative expenses for Auto Referral, Travel and other programs increased primarily due to increased personnel costs to support a service center test program.

CORPORATE AND ADMINISTRATIVE EXPENSE

                                      Amount      Percent Change
                                      ------      --------------
         2nd Quarter - FY 1998        $  722           109%
         2nd Quarter - FY 1997           345             -

         Year-to-Date FY 1998         $1,269            52%
         Year-to-Date FY 1997            835             -

Corporate and Administrative Expense for Q2 and year-to-date periods fiscal 1998 reflects the actual costs incurred for corporate administration. In fiscal 1997, the Company was operated as certain subsidiaries of Price Enterprises, Inc. ("PEI"). Certain general and administrative costs of PEI were allocated to the Company, principally based on PEI's specific identification of individual cost items or otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of entities. The increase in expense is primarily due to the addition of management and incremental expenses associated with becoming a separate, publicly held company.

REAL ESTATE OPERATIONS (NET)

                                                        Gain (Loss)
                                  Revenues   Expenses     On Sales        Net
                                  --------   --------   -----------      -----
         2nd Quarter - FY 1998    $  530     $  (359)      $  0           $171
         2nd Quarter - FY 1997       696        (599)        67            164

         Year-to-Date FY 1998     $1,210     $  (785)      $109           $534
         Year-to-Date FY 1997      1,495      (1,470)        67             92

Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, rental expenses, gain or loss on sale of properties and provisions for asset impairment related to these properties.

During Q2 and year-to-date periods, the increase in net income from real estate operations was primarily due to reduced operating expenses resulting from the disposition of non-income producing properties in Q4 fiscal 1997. The increase in Q2 fiscal 1998 was somewhat offset by a gain on sale of a property in Q2 fiscal 1997. The fiscal 1998 year-to-date amount also included increased gains on sale of properties compared to fiscal 1997 year-to-date.

INTEREST INCOME

Interest income reflects earnings on invested cash, earnings on City Notes and certain secured notes receivable from buyers of formerly owned properties. During Q2 and year-to-date periods, the increase in interest income was primarily due to larger invested cash balances.

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

The Company's net working capital requirements and capital expenditures are not expected to exceed $4 million and $1 million respectively during the remainder of fiscal 1998. Actual capital expenditures, investment in merchandising businesses and gross proceeds realized from property sales for the remainder of fiscal 1998 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

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

Certain Asian markets served by the Company have experienced a significant devaluation of local currencies relative to the US dollar; particularly in Indonesia. Because the Company transacts its business in U.S. dollars, exchange rate risk is not at issue. However, devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally has a negative impact on the Company's sales of U.S.-sourced goods to the affected markets, location sales and royalty income.

The Company has an immaterial risk of loss in the countries most affected by the economic downturn discussed above, as these are licensing arrangements. It is, however, unclear to what extent this economic situation will impact future results of operations.

In early March (three months after the opening of a PriceSmart store in the Philippines), the Company terminated its license agreement with the licensee because the licensee had failed to comply with certain of its contractual obligations. The Company and licensee have begun negotiations regarding the dispute.

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

IMPACT OF YEAR 2000

The year 2000 issue results from computer programs and hardware being written with 2 digits rather than 4 digits to define the applicable year. As a result, there is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This potentially could result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

The Company has already received letters of year 2000 compliance from its key hardware and software vendors regarding the Company's core transaction processing systems, including both the point of sale and back room processes. In addition, the Company plans to conduct it's own internal testing of year 2000 compliance by the end of the calendar year 1998. Further, certain custom programs are planned to be modified by the end of calendar year 1998. The total cost of the year 2000 project is not expected to exceed $100,000, which excludes the cost of the recently purchased hardware and software, which was already year 2000 compliant.

The Company plans to initiate formal communications with its significant suppliers regarding year 2000 compliance. However, the Company's systems interface with its suppliers is minimal, which makes the Company less vulnerable.

The costs of the year 2000 project and the estimated completion date are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART  II - OTHER INFORMATION
----------------------------

ITEM 1.    LEGAL PROCEEDINGS
            None

ITEM 2.    CHANGES IN SECURITIES
            None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.    OTHER INFORMATION
            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:
                 27.1   Financial Data Schedule

           (b) No reports on Form 8-K were filed for the 3 months ended February 28, 1998

           (c) Employment Agreement dated December 15, 1997 between the Company and Gilbert Partida

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRICESMART, INC.
                                       REGISTRANT




Date: April 13, 1998                   /s/ Gil Partida
                                       --------------------
                                       Gil Partida
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER




Date: April 13, 1998                   /s/ Karen J. Ratcliff
                                       ---------------------
                                       Karen J. Ratcliff
                                       EXECUTIVE VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER