Form 10-Q
period 1998-05-31
PRICESMART INC
filed 1998-07-15
CIK 1041803

                                                                     3RD QUARTER
                                                                     FISCAL 1998




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1998

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
                                   YES X   NO
                                      ---    ---


  The registrant had 5,924,869 common shares, par value $.0001, outstanding at
                                  July 7, 1998.

                                PRICESMART, INC.

                               INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION

ITEM 1 -   FINANCIAL STATEMENTS                                             PAGE


           Consolidated Balance Sheets..................................... 3

           Consolidated Statements of Operations........................... 4

           Consolidated Statements of Cash Flows........................... 5

           Notes to Consolidated Financial Statements...................... 6-7

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................... 8-11

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....... 12


                           PART II - OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS..............................................  12

ITEM 2 -   CHANGES IN SECURITIES..........................................  12

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES................................  12

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS........................................................  12

ITEM 5 -   OTHER INFORMATION..............................................  12

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K...............................  12

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                PRICESMART, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            MAY 31,              AUGUST 31,
                                                                                              1998                  1997
                                                                                          ----------             ----------
                                                                                          (Unaudited)              (Note)
  ASSETS
  Current assets:
      Cash and equivalents.........................................................   $          2,686       $         58,383
      Investments available for sale...............................................             63,454                    -
      Receivables, net.............................................................              7,250                  4,806
      Merchandise inventories......................................................              9,110                  5,518
      Prepaid expenses and other current assets....................................                851                    578
      Properties held for sale, net................................................              9,263                 19,913
                                                                                      ---------------------  -------------------
  Total current assets.............................................................             92,614                 89,198

  Property and equipment:
      Land.........................................................................              2,250                  2,250
      Building and improvements....................................................              6,818                  4,578
      Fixtures and equipment.......................................................              6,946                  4,712
                                                                                      ---------------------  -------------------
                                                                                                16,014                 11,540
      Less accumulated depreciation................................................             (2,602)                (1,946)
                                                                                      ---------------------  -------------------
                                                                                                13,412                  9,594
  Other assets:
      City notes receivable........................................................             21,958                 23,052
      Other notes receivable.......................................................              3,819                  4,041
                                                                                      ---------------------  -------------------
                                                                                                25,777                 27,093
                                                                                      ---------------------  -------------------
  TOTAL ASSETS                                                                        $        131,803       $        125,885
                                                                                      ---------------------  --------------------
                                                                                      ---------------------  --------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Bank borrowings..............................................................   $          3,932       $            -
      Merchandise payable..........................................................              5,198                  4,901
      Other payables and accrued expenses..........................................              7,228                  8,376
                                                                                      ---------------------  --------------------
  Total current liabilities........................................................             16,358                 13,277

  Minority interest................................................................              5,601                  5,436

  STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 15,000,000 shares
      authorized, 5.9 million shares issued and outstanding........................                  1                      1
    Additional paid-in capital.....................................................            107,680                107,171
    Unrealized gains on investments................................................                  9                   -
    Retained earnings..............................................................              2,154                   -
                                                                                      ---------------------  --------------------
  Total Stockholders' Equity.......................................................            109,844                107,172
                                                                                      ---------------------  --------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................   $        131,803       $        125,885
                                                                                      ---------------------  --------------------
                                                                                      ---------------------  --------------------

Note: The balance sheet at August 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                PRICESMART, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THIRD QUARTER                        YEAR-TO-DATE
                                                             ---------------------------------    --------------------------------
                                                             3 MONTHS ENDED     12 WEEKS ENDED    9 MONTHS ENDED    40 WEEKS ENDED
                                                                 MAY 31,            JUNE 8,           MAY 31,           JUNE 8,
                                                                 1998               1997               1998              1997
                                                             --------------    ---------------    ---------------   --------------
REVENUES
   Sales:
       International......................................   $  19,842         $    14,067        $   60,552        $   45,281
       Electronic Shopping................................           -                   -                 -               957
   International royalties and other fees.................         481                 524             2,214             2,222
   Auto referral, travel and other programs...............       3,324               2,757             9,729             9,199
                                                             --------------    ---------------    ---------------   --------------
TOTAL REVENUES............................................      23,647              17,348            72,495            57,659

EXPENSES
   Cost of goods sold:
       International......................................      17,951              13,058            55,369            42,317
       Electronic Shopping................................           -                   -                 -             1,793
   Selling, general and administrative:
       International......................................       3,893               2,626             9,854             8,200
       Electronic Shopping................................           -                 191                 -             4,129
       Auto referral, travel and other programs...........       2,672               2,254             8,197             7,418
       Corporate administrative expenses..................         941                 475             2,252             1,310
                                                             --------------    ---------------    ---------------   --------------
TOTAL EXPENSES............................................      25,457              18,604            75,672            65,167
                                                             --------------    ---------------    ---------------   --------------
OPERATING LOSS............................................      (1,810)             (1,256)           (3,177)           (7,508)

OTHER
       Real estate operations, net........................         689                 201             1,223               293
       Interest income, net...............................       1,495                 676             4,480             2,102
       Minority interest..................................         (12)                 36              (197)              (73)
                                                             --------------    ---------------    ---------------   --------------
TOTAL OTHER...............................................       2,172                 913             5,506             2,322
                                                             --------------    ---------------    ---------------   --------------

Income (loss) before provision for income taxes ..........         362                (343)            2,329            (5,186)
Provision for income taxes................................          19              19,989               175            18,003
                                                             --------------    ---------------    ---------------   --------------

NET INCOME (LOSS)                                            $     343         $   (20,332)       $    2,154        $  (23,189)
                                                             --------------    ---------------    ---------------   --------------
                                                             --------------    ---------------    ---------------   --------------

EARNINGS PER SHARE
 Basic....................................................   $     .06         $     (3.44)       $      .36        $    (3.93)
                                                             --------------    ---------------    ---------------   --------------
                                                             --------------    ---------------    ---------------   --------------
 Diluted..................................................   $     .06         $     (3.44)       $      .35        $    (3.93)
                                                             --------------    ---------------    ---------------   --------------
                                                             --------------    ---------------    ---------------   --------------

SHARES USED IN PER SHARE COMPUTATION
 Basic....................................................       5,915               5,908             5,912             5,908
                                                             --------------    ---------------    ---------------   --------------
                                                             --------------    ---------------    ---------------   --------------
 Diluted..................................................       6,058               5,908             6,072             5,908
                                                             --------------    ---------------    ---------------   --------------
                                                             --------------    ---------------    ---------------   --------------

                             See accompanying notes.

                                PRICESMART, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)



                                                                                           YEAR-TO-DATE
                                                                                -----------------------------------
                                                                                9 MONTHS ENDED       40 WEEKS ENDED
                                                                                   MAY 31,              JUNE 8,
                                                                                     1998                1997
                                                                                ----------------     --------------
OPERATING ACTIVITIES
Net income (loss) ............................................................  $    2,154           $  (23,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization.............................................       1,051                1,145
    Income tax provision......................................................         175               18,003
    Minority interest.........................................................         197                   73
    Stock-based compensation .................................................         395                    -
    Change in receivables, inventories and other assets.......................      (6,309)              (4,873)
    Change in accounts payable and other liabilities..........................        (851)               3,327
    Change in properties held for sale........................................      10,650                1,298
    Other ....................................................................          59                    -
                                                                                ----------------     --------------
Net cash flows provided by (used in) operating activities.....................       7,521               (4,216)

INVESTING ACTIVITIES
    Purchases of investments available for sale...............................     (84,240)                   -
    Sales of investments available for sale...................................      20,744                    -
    Additions to property and equipment.......................................      (5,114)               (7372)
    Proceeds from sale of property and equipment..............................           -                   83
    Payments of notes receivable..............................................       1,316                5,083
                                                                                ----------------     --------------

Net cash flows used in investing activities...................................     (67,294)              (2,206)

FINANCING ACTIVITIES
    Proceeds from bank borrowings.............................................       3,932                    -
    Proceeds from exercise of stock options...................................         144                    -
    Net investment by PEI.....................................................           -                2,790
    Contributions by Panama JV partner........................................           -                3,632
                                                                                ----------------     --------------

Net cash flows provided by financing activities...............................       4,076                6,422
                                                                                ----------------     --------------

Net decrease in cash..........................................................     (55,697)                   -

Cash and cash equivalents at beginning of period..............................      58,383                    -
                                                                                ----------------     --------------

Cash and cash equivalents at end of period....................................  $    2,686           $        -
                                                                                ----------------     --------------
                                                                                ----------------     --------------



                             See accompanying notes.

                                PRICESMART, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 1998

NOTE 1 - FORMATION OF THE COMPANY

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 1998, there were a total of six stores licensed to and owned by in-country business people and two stores owned 51% by the Company. (See Liquidity and Capital Resources Section of Management Discussion and Analysis). Additionally, the Company operates domestic auto referral and travel businesses marketed primarily to Costco members.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 9 months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report on Form 10-K for the year ended August 31, 1997.

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

NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are comprised of U.S. treasury securities and obligations of U.S. government agencies with an average maturity of 18 months and an average yield of 5.8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis compares the results of operations for the third quarter and year-to-date periods of fiscal 1998 ended May 31, 1998 to the third quarter and year-to-date periods of fiscal 1997 ended June 8, 1997. All dollar amounts are in thousands.

Effective September 1, 1997, the Company changed its reporting periods to 12 months, with each quarter consisting of 3 months. Prior to the change, the Company generally reported 13 periods of 4 weeks each, with the first quarter consisting of 16 weeks, and each remaining quarter consisting of 12 weeks.

As a result of the change in reporting periods, the discussion and analysis below compare 92 days of operations in Q3 fiscal 1998 to 84 days of operations for Q3 fiscal 1997; and 273 days of operations for fiscal 1998 year-to-date to 280 days of operations for fiscal 1997 year-to-date.

INTERNATIONAL SALES

                              INTERNATIONAL SALES         PERCENT CHANGE
   3rd Quarter - FY 1998            $19,842                     41%
   3rd Quarter - FY 1997             14,067                      -

   Year-to-Date FY 1998             $60,552                     34%
   Year-to-Date FY 1997              45,281                      -

In Q3 fiscal 1998, the number of licensed stores consisted of two in Indonesia, two in China, one in Guam and one in Saipan; and two stores owned 51% by the Company in Panama. In Q3 fiscal 1997, the number of licensed stores consisted of two in Indonesia, one in China, one in Guam, one in Saipan; and one store owned 51% by the Company in Panama. (See Liquidity and Capital Resources Section of Management Discussion and Analysis).

Net sales for Q3 fiscal 1998 increased over Q3 fiscal 1997 primarily due to more stores opened and longer reporting period as discussed above.

Year-to-date increase in net sales was primarily due to more stores opened. However, this increase was offset by the shorter reporting period as discussed above, and by the decline in export sales of U.S.-sourced products to Asia during fiscal 1998, and the discontinuation of the export trading business in Q3 fiscal 1997.

GROSS MARGIN

                              INTERNATIONAL  PERCENT CHANGE    PERCENT OF SALES
   3rd Quarter - FY 1998         $1,891            87%               9.53%
   3rd Quarter - FY 1997          1,009             -                7.17%

   Year-to-Date FY 1998          $5,183            75%               8.56%
   Year-to-Date FY 1997           2,964             -                6.55%

Gross margin as a percent of sales for Panama is generally higher than that earned on exports of U.S. sourced products. The increase in gross margin percentage in Q3 fiscal 1998 compared to Q3 fiscal 1997 was primarily due to the opening of the second Panama store. The year-to-date period increase in gross margin percentage was a result of the same factor as Q3. However, the increase was somewhat offset by decreased shipments of U.S. sourced products to foreign licensees. (See Liquidity and Capital Resources Section of Management Discussion and Analysis).

The electronic shopping business was closed in Q2 fiscal 1997. The year-to-date fiscal 1997 gross margins were negatively impacted by reserves of $.9 million associated with markdowns to sell certain returned and discontinued merchandise.

OTHER REVENUES

                              INTERNATIONAL                         AUTO REFERRAL,
                                ROYALTIES          PERCENT         TRAVEL AND OTHER      PERCENT
                                 & FEES            CHANGE              PROGRAMS           CHANGE
                              -------------        -------         ----------------       ------
   3rd Quarter - FY 1998            $481             -8%               $3,324                21%
   3rd Quarter - FY 1997             524              -                 2,757                 -

   Year-to-Date FY 1998           $2,214            -.4%               $9,729                 6%
   Year-to-Date FY 1997            2,222              -                 9,199                 -

Revenues in Q3 fiscal 1998 from Auto Referral, Travel and other programs increased primarily due to increases in cruise sales and special programs in Travel, and the success of the Auto Referral program on the Internet. The year-to-date amounts were partially offset by shorter reporting period as discussed above. The Auto Referral and Travel Programs provide Services primarily to Costco members under an exclusive contract that extends through October 1999. The Company is exploring alternatives for other customers for these services.

SELLING, GENERAL & ADMINISTRATIVE

                                                                   AUTO REFERRAL,
                                                  PERCENT         TRAVEL AND OTHER       PERCENT
                              INTERNATIONAL       CHANGE              PROGRAMS           CHANGE
                              -------------       -------         ----------------       -------
   3rd Quarter - FY 1998         $3,893             48%                $2,672               19%
   3rd Quarter - FY 1997          2,626              -                  2,254                -

   Year-to-Date FY 1998          $9,854             20%                $8,197               11%
   Year-to-Date FY 1997           8,200              -                  7,418                -

The increase in selling, general and administrative expenses for International during Q3 and year-to-date fiscal 1998 was primarily due to one additional Panama store opened in December 1997. The fiscal 1998 year-to-date increase was partially offset by a reduction in central expenses in Q1 fiscal 1998.

Selling, general and administrative expenses for Electronic Shopping for fiscal 1997 year-to-date period includes a charge of $1.8 million for fixture and equipment write-downs and certain other reserves resulting from the decision to eliminate this business.

During Q3 and fiscal 1998 year-to-date periods, selling, general and administrative expenses for Auto Referral, Travel and other programs increased primarily due to increased personnel costs to support a service center test program. The service center test program was discontinued in May 1998.

CORPORATE AND ADMINISTRATIVE EXPENSE

                                  AMOUNT       PERCENT CHANGE
                                  ------       --------------
    3rd Quarter - FY 1998           $941            98%
    3rd Quarter - FY 1997            475             -

    Year-to-Date FY 1998          $2,252            72%
    Year-to-Date FY 1997           1,310             -

Corporate and Administrative Expense for Q3 and year-to-date periods fiscal 1998 reflects the actual costs incurred for corporate administration. In fiscal 1997, the Company was operated as certain subsidiaries of Price Enterprises, Inc. ("PEI"). Certain general and administrative costs of PEI were allocated to the Company, principally based on PEI's specific identification of individual cost items or otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of entities. The increase in expense is primarily due to the addition of management and incremental expenses associated with becoming a separate, publicly held company.

REAL ESTATE OPERATIONS (NET)

                                                          GAIN (LOSS)
                                 REVENUES      EXPENSES     ON SALES      NET
   3rd Quarter - FY 1998          $  473       $  (339)       $555       $  689
   3rd Quarter - FY 1997             741          (540)        ---          201

   Year-to-Date FY 1998           $1,683       $(1,124)       $664       $1,223
   Year-to-Date FY 1997            2,236        (2,010)         67          293

Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, rental expenses, gain or loss on sale of properties and provisions for asset impairment related to these properties.

The increase in net income from real estate operations during Q3 fiscal 1998 was primarily due to gains on sales of properties. The year to date improvement also reflects reduced operating expenses resulting from the disposition on non-income producing properties in Q4 fiscal 1997.

INTEREST INCOME

Interest income reflects earnings on invested cash, earnings on City Notes and certain secured notes receivable from buyers of formerly owned properties. During Q3 and year-to-date periods, the increase in interest income was primarily due to larger invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

While the Company is well positioned to finance its business activities through a variety of sources, it expects to satisfy short-term liquidity requirements through the cash distributed to the Company prior to the Distribution, cash from operations of the Company's businesses, and principal and interest payments on the City Notes and other notes receivable. The Company also expects to generate cash from sales of properties held for sale.

The Company's net working capital requirements are not expected to exceed $14.5 million during the remainder of fiscal 1998. Additionally, the Company invested approximately $3 million in a majority owned joint venture in Guatemala in Q4 fiscal 1998. Actual investment in merchandising businesses and gross proceeds realized from property sales for the remainder of fiscal 1998 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

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

Certain Asian markets served by the Company have experienced a significant devaluation of local currencies relative to the U.S. dollar. Because the Company transacts its business in U.S. dollars, exchange rate risk is not at issue. However, devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally has a negative impact on the Company's sales of U.S.-sourced goods to the affected markets, location sales and royalty income.

The Company has an immaterial risk of loss in certain markets most affected by the Asian economic downturn discussed above, as these are licensing arrangements. It is, however, unclear to what extent this economic situation will impact future results of operations.

In early March 1998, the Company terminated its license agreement with the Philippines licensee because the licensee had failed to comply with certain of its contractual obligations. The Company is currently undertaking efforts to resolve this matter.

In early June 1998, the Company and its Indonesian licensee agreed in principle to a discontinuance of their license arrangement, due to the uncertain economic conditions currently affecting that country. The Company and the licensee are currently negotiating the terms of the dissolution. The Company does not anticipate incurring any material losses from the dissolution.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           Not applicable

PART  II - OTHER INFORMATION

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

           (b) No reports on Form 8-K were filed for the 3 months ended May 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRICESMART, INC.
                                        REGISTRANT


Date: July 14, 1998                     /s/ GILBERT A. PARTIDA
                                        ----------------------
                                            Gilbert A. Partida
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER


Date: July 14, 1998                     /s/ KAREN J. RATCLIFF
                                        ---------------------
                                            Karen J. Ratcliff
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER