Form 10-K405
period 1998-08-31
PRICESMART INC
filed 1998-11-25
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934.               (Mark One)

               /X/      Annual report pursuant to Section 13 or
                        15(d) of the Securities Exchange Act of 1934
                        [NO FEE REQUIRED] for the fiscal year ended
                        August 31, 1998.

               / / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ___________ to ____________.

                        COMMISSION FILE NUMBER: 0-22793

                                PRICESMART, INC.
              (Exact name of small business issuer in its charter)

               DELAWARE                                   33-0628530
   (State of other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 16, 1998 was $31,287,666, based on the last reported sale of $15.125 per share on November 16, 1998.

As of November 16, 1998, 5,315,794 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for fiscal year ending August 31, 1998, are incorporated by reference into Part II of this Form 10-K.

Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
Part    I

Item    1.    Business                                                                                                3

Item    2.    Properties                                                                                              8

Item    3.    Legal Proceedings                                                                                      10

Item    4.    Submission of Matters to a Vote of Security Holders                                                    10

Part    II

Item    5.    Market for Common Stock and Related Stockholder Matters                                                11
              THE INFORMATION REQUIRED BY ITEM 5 IS INCORPORATED HEREIN BY REFERENCE
              FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1998

Item    6.    Selected Financial Data                                                                                11
              THE INFORMATION REQUIRED BY ITEM 6 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 1998

Item    7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                  11
              THE INFORMATION REQUIRED BY ITEM 7 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 1998

Item    7A.   Quantitative and Qualitative Disclosures About Market Risk                                             11

Item    8.    Financial Statements                                                                                   11
              THE INFORMATION REQUIRED BY ITEM 8 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 1998

Item    9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                   11
              THE INFORMATION REQUIRED BY ITEM 9 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S
              ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

Part    III

Item    10.   Directors and Executive Officers of the Registrant                                                     12
              THE INFORMATION REQUIRED BY ITEM 10 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S
              PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 12, 1999

Item    11.   Executive Compensation                                                                                 12
              THE INFORMATION REQUIRED BY ITEM 11 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S
              PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 12, 1999

Item    12.   Security Ownership of Certain Beneficial Owners and Management                                         12
              THE INFORMATION REQUIRED BY ITEM 12 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S
              PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 12, 1999

Item    13.   Certain Relationships and Related Transactions                                                         12
              THE INFORMATION REQUIRED BY ITEM 13 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S
              PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 12, 1999

Part    IV

Item    14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        13

                                     PART I

ITEM 1.  BUSINESS

PriceSmart, Inc. ("PriceSmart" or the "Company") was formed in August 1994 as a subsidiary of Price Enterprises, Inc. ("Price Enterprises" or "PEI") in connection with the spin off of PEI from Costco Companies, Inc. ("Costco"), formerly Price/Costco, Inc. PEI began to operate as a separate company from Costco effective August 29, 1994 and became a separate publicly-traded company on December 21, 1994. PriceSmart initially operated under the name Price Quest, Inc. and was subsequently operated under the name PQI, Inc. The Company changed its name to PriceSmart, Inc. effective June 30, 1997 in anticipation of the spin-off of the Company from PEI.

In June 1997, the PEI Board of Directors approved, in principle, a plan to separate PEI's core real estate business from the merchandising businesses it operated through a number of subsidiaries. These merchandising businesses included international merchandising businesses and domestic merchandising businesses consisting of an auto referral program (the "Auto Referral Program") and a travel program (the "Travel Program"). To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the merchandising businesses, certain properties formerly held for sale by PEI, $58.4 million of cash, and certain notes receivable. PEI then distributed on August 29, 1997 to PEI's existing stockholders all of the Company's outstanding Common Stock through a special dividend (the "Distribution").

The Company's international merchandising businesses focus on emerging consumer markets in Latin America and Asia. The Company licenses, and in Panama owns through a joint venture, membership stores using the trade name "PriceSmart" in most markets and "PriceCostco" in Panama and the Northern Mariana Islands. The Company's Auto Referral Program and Travel Program offer discounts on new cars and on travel services to Costco members pursuant to an agreement with Costco under which the Company is the exclusive provider of such programs to Costco's members.

BUSINESS STRATEGY

The Company's strategy is to focus on development of the international merchandising business and to invest in, acquire or create new merchandising businesses that leverage existing capabilities and provide appropriate returns for its stockholders. Specifically, key elements of the Company's business strategy include:

PROVIDE LOWER PRICES IN THE MARKET PLACE. The Company's principal business philosophy is bringing lower prices to the consumer. Future development of the Company's business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

INCREASE MARKET SHARE IN DEVELOPING MARKETS. The Company believes that it is well positioned to profit from the growth in developing markets due to its capital resources and experience with membership stores in Latin America and Asia. The Company has, and intends to continue, to satisfy the growing demand for consumer goods in such markets by entering into additional joint venture relationships with local business people and opening additional membership stores through such joint ventures, principally in Latin America. The Company intends to continue to expand its business in Asia, primarily focusing on China.

AUTO REFERRAL PROGRAM STRATEGY. The Company's strategy for its Auto Referral Program is to provide a hassle-free, high value Auto Program to Costco members and to develop and provide the dealership network with affinity products and services to create additional value to our customers.

In August 1998, the Company entered into an agreement to sell the Auto Referral Program, effective November 1, 1999. The Company will continue to own and operate the Program through the expiration of the agreement with Costco on October 31, 1999.

TRAVEL PROGRAM STRATEGY. The Company's strategy for its Travel Program is to provide low prices on travel services for consumers who are customers of other companies with which the Company has established affinity relationships. The Company plans to maintain and enhance its relationships with the travel service providers in order to offer the best possible prices on travel services to its customers. The Company will continue to operate in an efficient manner by referring its customers directly to travel service providers whenever possible. The Company currently provides direct customer service for its cruise program because the Company has concluded that such an approach offers its cruise customers the best combination of service and value.

INTERNATIONAL MERCHANDISING BUSINESSES

The Company owns and manages international merchandising businesses which own and license membership stores using the trade name "PriceSmart" and, in certain markets, "PriceCostco". The Company currently has a license agreement for the operation of one store in the Northern Mariana Islands and the Company owns a 51% interest in a Panama joint venture that has opened two stores in Panama. The Company also has a licensing arrangement with an entrepreneur in the Peoples Republic of China currently operating two membership stores.

In July 1998, the Company entered into an agreement with a Guatemalan headquartered company to form a new joint venture that plans to open two PriceSmart membership shopping warehouses in Guatemala. PriceSmart owns 66% of this venture.

In September 1998, the Company entered into an agreement with PSC, S.A., a Panamanian company whose stockholders are Latin American businessmen, to open a total of nine PriceSmart membership shopping warehouses in Costa Rica, the Dominican Republic, El Salvador, Honduras, and Nicaragua. PriceSmart owns 60% of this venture.

The international stores sell basic consumer goods with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, the stores seek to generate sales volumes high enough to enable the stores to operate profitably at relatively low gross margins. The typical stores are no-frills warehouse-type buildings that range in size from 40,000 to 65,000 square feet. Stores are generally located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. The target customers are consumers and small businesses. The shopping format includes an annual membership fee that varies by market from $25 to $35.

Typically, the Company enters into licensing and technology transfer agreements with either a joint venture company (whose stockholders are local business people) as licensees or with local business people as licensees and provides licensees with the Company's know-how package, which includes training and management support, as well as access to the Company's computer software systems. The license also includes the right to use the "PriceSmart" mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements. The Company believes that the local business people have been interested in obtaining such licenses for a variety of reasons, including the track record of the Company's management team, the opportunity to purchase U.S.-sourced products, the benefits of the Company's modern distribution techniques and the opportunity to obtain exclusive rights to use the Company's trademarks in the region.

AUTO REFERRAL PROGRAM

The Company's Auto Referral Program offers its approximately 1600 participating dealers an efficient method for marketing their cars. In return, these car dealers agree to sell cars to qualifying consumers at preferred prices. The Company generates revenues from its Auto Referral Program primarily from advertising fees charged to participating dealers. The Company generated revenues of $7.5 million from operations of the Auto Referral Program during fiscal year 1998.

Pursuant to an agreement with Costco, the Company has the exclusive right to provide auto referral program services to Costco members. In August 1998, the Company entered into an agreement to sell the Auto Referral Program, effective November 1, 1999. The Company will continue to own and operate the Program through the expiration of the agreement with Costco on October 31, 1999.

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

The Company's Travel Program generates revenues from commissions as a function of sales and co-op promotions from certain suppliers, including car rental companies and hotels. In addition, the Company has entered into agreements with certain travel service providers for the payment of override commissions above the standard commissions the Company receives. Under such agreements, additional commissions are generally awarded if the volume of sales exceeds certain agreed upon thresholds. The Company generated commission revenues of $5.8 million from the Travel Program during fiscal 1998.

The Company believes that its Travel Program is well positioned to take advantage of anticipated future growth in the travel industry. The Company has established relationships with travel providers, wholesalers and travel agencies.

Pursuant to an agreement with Costco, the Company has the exclusive right to provide car rental, cruise, hotel room discount programs and prepackaged travel arrangements to Costco members. This agreement expires October 31, 1999. As a result of the expected termination of the Costco agreement, the Company is making efforts to re-position the business. The major challenge for the Travel Program will be to find new sales opportunities to replace the Costco business when the Costco agreement expires in October 1999.

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

Under the Asset Transfer Agreement, Costco has agreed to refrain from conducting membership store businesses in the Northern Mariana Islands and Guam through the earlier of October 31, 1999 or termination of the Company's license with Joeten Enterprises, Inc. and has agreed to refrain from conducting membership store businesses in Panama through the earlier of October 31, 1999 or termination of the Company's license with PriceCostco Panama, S.A. Pursuant to a License Agreement with Costco, which was modified by the Asset Transfer Agreement, the Company has an exclusive (including against Costco), royalty-free license in the Northern Mariana Islands and Guam to use "Price Club" and "PriceCostco" marks in connection with the development, operation, advertising and promotion of the Company's business activities in such areas, subject to certain restrictions on the use of the marks and quality control and confidentiality provisions. The Company currently owns rights to the name "PriceCostco" in Panama, and the Company has agreed, subject to the outcome of trademark applications in Panama, to transfer to Costco its rights to the name "PriceCostco." If the Company transfers such rights to Costco, Costco will license back to the Company the right to use the name "PriceCostco" in Panama upon the same terms as the Northern Mariana Islands and Guam licenses. The Asset Transfer Agreement, however, requires the Company to use diligent and reasonable efforts to negotiate with its licensee in the Northern Mariana Islands and Guam and Price Global's joint venture partner in Panama to terminate such licensees' rights to use the "Price Club" and "PriceCostco" names and marks at the earliest possible date before December 12, 2009 for the Northern Mariana Islands and Guam and December 21, 2015 for Panama. The Company's rights to use such names and marks in Panama are further subject to the outcome of trademark application proceedings in Panama, which could result in earlier termination of the Company's rights.

The Asset Transfer Agreement also gives the Company the exclusive right to operate its Auto Referral Program and Travel Program in certain Costco warehouses, through advertisements published in "The Costco Connection" and through promotional materials linked to and from Costco's Internet home page. The Company currently operates its Auto Referral and Travel Programs in approximately 200 Costco warehouses. The Asset Transfer Agreement provides for the expansion of the Auto Referral Program and the Travel Program into as many as ten additional Costco warehouses (to the extent they exist) in each of the 3 fiscal years ended August 31, 1999. Costco has the right to select the warehouses for expansion, subject to the Company's reasonable consent. The agreement requires Costco to provide sufficient space to display a brochure rack and to use its best efforts to provide sufficient space to display an automobile. Costco also is required to maintain and stock the brochure rack and to provide security for the rack and for any displayed automobiles. The Company's rights under the Asset Transfer Agreement to conduct the Auto Referral and Travel Programs in Costco warehouses, through "The Costco Connection" and through Costco's Internet home page will extend until October 31, 1999 unless earlier terminated by the Company upon 60 days prior written notice to Costco.

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

SERVICES PROGRAM-RELATIONSHIP WITH RALPHS

In August 1997, PEI and Ralphs entered into a Memorandum of Agreement ("Memorandum"), which PEI has assigned to the Company. Pursuant to the Memorandum, the Company and Ralphs had developed, and the Company operated on a test basis, three PriceSmart Service Centers in Ralphs stores located in San Diego, California. The Service Centers offered Ralphs customers the following services: same-day and next day photo processing, copying, faxing, key making, binding, Federal Express shipping, TicketMaster, Western Union money orders and money transfers, and Internet access to the Company's Travel Program and Auto Referral Program. The Company operated the Service Centers throughout the test period, which expired on May, 13, 1998. The relationship was terminated at that time.

CITY NOTES AND OTHER NOTES RECEIVABLE

The Company owns certain notes receivable from various municipalities and agencies (the "City Notes") and certain other notes receivable. As of August 31, 1998, the carrying value of the City Notes was approximately $22.0 million. The City Notes carry interest rates which range from 8% to 10%. Repayment of each City Note is generally based on the relevant municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. For accounting purposes, the carrying value of $22.0 million of such notes represents management's estimate of discounted cash flow from the City Notes. Management's analysis of the discounted cash flow from the City Notes assumes no payment at maturity, because, under the terms of the City Notes, the unpaid balance of the note is forgiven at its maturity date. If actions taken by Costco, such as closure or relocation of a particular Costco warehouse, would entitle the governmental agency to withhold payment, the Company would be entitled to cause Costco to purchase such City Note at an amount equal to 72% of the June 5, 1994 book balance, less any subsequent principal repayments, plus all accrued and unpaid interest from June 5, 1994. The Company also holds another note receivable with a carrying value of approximately $3.8 million as of August 31, 1998.

COMPETITION

Each of the Company's businesses faces competition unique to its line of business. The Company's international merchandising businesses compete with exporters, wholesalers and trading companies in various international markets. Specifically, the Company's international merchandising businesses compete with local store operations and, in certain markets, Makro, Carrefour, Wal-Mart, and Costco. The Company's Auto Referral Program competes with affinity programs offered by several companies such as Wal-Mart; Internet vehicle buying services such as Auto By Tel; and automobile brokerage firms. The Company's Travel Program competes with a variety of other providers of travel and travel-related products and services, including telemarketing travel companies, traditional travel agencies and various on-line services available on the Internet.

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

EMPLOYEES

The Company employs approximately 147 employees, 52 of which are assigned to the Company's international merchandising business, 45 to the Auto Referral and Travel Programs, and 50 in corporate administrative activities. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled management personnel.

The individuals employed in the cruise division of the Company's Travel Program are members of a union. The Company currently has a collective bargaining agreement with such union with a one year term, renewable year to year. The Company has never experienced any business interruption as a result of labor disputes. The Company believes that its relations with its employees are good.

SEASONALITY

The Company's businesses are subject to traditional retail sales trends associated with the calendar year-end holiday season.

FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

RISKS INHERENT IN INTERNATIONAL OPERATIONS. The Company increasingly will be subject to risks inherent in conducting international business as the Company expands its international merchandising businesses, in particular its PriceSmart membership store concept. Such risks include the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, ability to source local merchandise, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and greater difficulty and costs of administering business overseas.

Success of the international business is subject to additional factors, including the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified management and store personnel, the financial and other capabilities of the Company's licensees and business partners, and general economic and business conditions. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. See "BUSINESS - International Merchandising Businesses."

INTERNATIONAL OPERATIONS; DEPENDENCY ON FOREIGN LICENSEES AND BUSINESS PARTNERS AND ASSOCIATED RISKS. Several of the risks associated with the international merchandising business will be within the control (in whole or in part) of the Company's licensees and business partners or may be affected by the acts or omissions of such licensees and business partners. Certain of the Company's licensees and business partners have had limited experience operating membership stores that sell consumer goods. There can be no assurance that the Company's PriceSmart membership store concept will be implemented effectively or that they will be successful in their respective markets. In the event one or more licensees or business partners are displeased with their relationship with the Company, such licensees or business partners could seek to terminate their relationships with the Company or make claims against the Company alleging that the Company acted, or failed to act, in a manner that damaged such licensees or business partners. In addition, the Company has experienced contractual problems with its licensee in China, which, if not resolved to the Company's satisfaction, could result in termination of the Company's relationship with such licensee. There can be no assurance that a dissatisfied licensee or business partner would not file litigation, that the Company would prevail if any such litigation were filed or that such litigation would not have a material adverse effect of the Company's business, financial condition and results of operation. See "BUSINESS - International Merchandising Businesses."

TRAVEL PROGRAM DEPENDENT ON TRAVEL PROVIDERS. The Company's Travel Program is dependent upon certain travel providers, wholesalers and high volume travel agencies for access to reduced-price travel products. Such access enables the Company to price its travel services more competitively. The Company's agreements with travel providers, wholesalers and high volume travel agencies generally can be cancelled or modified upon relatively short notice. The loss of a contract, changes in the Company's pricing agreements or commission schedules or more restricted access to reduced-price travel products would have a material adverse effect on the Company's Travel Program. See "BUSINESS
- Travel Program."

RELIANCE ON COSTCO FOR TRAVEL PROGRAM. The Company currently operates its Travel Program at Costco warehouses, and the Company offers the program to Costco members. The Company's rights to conduct the Travel Program at Costco warehouses are set forth in an Agreement Concerning Transfer of Certain Assets (the "Asset Transfer Agreement") with Costco. Pursuant to the Asset Transfer Agreement, the Company's rights to operate such programs at Costco warehouses terminate automatically on October 31, 1999 unless earlier terminated by the Company pursuant to an early termination provision. There can be no assurance that the Company and Costco will agree to extend the Company's rights to conduct the Travel Program beyond October 31, 1999 or that the Company will be able to develop sufficient alternatives to Costco for operating its Travel Program. See "BUSINESS - Relationship with Costco."

COMPETITION. Each of the Company's Merchandising Businesses faces competition unique to its line of business. The Company's international merchandising businesses compete with exporters, wholesalers, other membership/warehouse merchandisers, local retailers and trading companies in various international markets. The Company's Travel Program competes with a variety of other providers of travel and travel-related products and services, including telemarketing travel companies, traditional travel agencies and various on-line services available on the Internet.

Many of the Company's current and potential competitors have longer operating histories, greater name recognition and significantly greater financial and marketing resources than the Company. Such competitors could undertake more aggressive and costly marketing campaigns than the Company, which may adversely affect the Company's marketing strategies, which, in turn, could have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance that the Company can compete successfully against current or future competitors nor can there be any assurance that competitive pressures faced by the Company will not result in loss of market share or otherwise will not materially adversely affect its business, results of operations and financial condition. See "BUSINESS - Competition."

NOTES RECEIVABLE. The Company holds the City Notes. Repayment of each City Note by the relevant municipality is generally made based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. For accounting purposes, the carrying value of $22 million of such notes represents management's estimate of discounted cash flow from the City Notes. Management's analysis of the discounted cash flows from the City Notes assumes no payment at maturity, because, under the terms of most of the City Notes, the unpaid balance of the note is forgiven at its maturity date. Consequently, there can be no assurance that the full stated principal amount of the City Notes will be repaid.

CONTROL OF PRICESMART BY CERTAIN STOCKHOLDERS. Robert E. Price, who is Chairman of the Board of PriceSmart, and Sol Price, a significant stockholder of PriceSmart and father of Robert E. Price, beneficially owned as of November 16, 1998 an aggregate of 2,437,027 shares, or approximately 46%, of the outstanding PriceSmart Common Stock. As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, such ownership could discourage acquisition of Company Common Stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of Company Common Stock.

DEPENDENCE ON KEY PERSONNEL The Company is dependent on the efforts of its executive management team. While the Company believes that it could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on the operations of the Company.

ITEM 2.  PROPERTIES

PROPERTIES HELD FOR SALE. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the "Properties"). The Company anticipates selling the remaining properties within the next twelve months. Proceeds from sales of such properties will be used to fund the Company's businesses and the Company's general working capital requirements.

The table set forth below describes the portfolio of Properties held by the Company as of August 31, 1998. Amounts shown for annual minimum rents are based on executed leases as of August 31, 1998. Due to the nature of real estate investments, actual rental income may differ from amounts shown in this table.

                                                                LEASES IN EFFECT AS OF AUGUST 31, 1998

                                                             Gross                               Net Book       Annual
                                                            Leasable                              Value         Minimum
                                              Land       Area (sq. ft.)         Percent           8/31/98        Rent
                                            Acreage        (In 000's)           Leased          (In 000's)    (In 000's)
                                           -----------  -----------------  ------------------   ------------  --------------
PROPERTIES WITH BUILDINGS
     Mesa/Broadway, AZ                            2.7               24.2                100%        $ 1,228           $ 201
     Riverside/Third St., CA                      4.9               17.9                100%            673             151
     Milwaukee, WI (leased)                       8.8              115.0                100%             --              --
                                           -----------  -----------------  ------------------   ------------  --------------
          Subtotal                               16.4              157.1                100%          1,901             352

UNIMPROVED LAND
     Sterling, VA                                 2.5                 --                  --          1,189              --
     Carlsbad, CA                                 1.8                 --                  --            926              --
     East Mesa/Superstition Springs, AZ           3.5                 --                  --            195              --
     Fountain Valley, CA                          2.5                 --                  --            475              --
     Denver/Westminister, CO                      2.8                 --                  --            310              --
     Denver/Aurora, CO                            1.0                 --                  --            115              --
                                           -----------  -----------------  ------------------   ------------  --------------
          Subtotal                               14.1                 --                  --          3,210               --

     Provision for Asset Impairments               --                 --                  --          (225)               --
                                           -----------  -----------------  ------------------   ------------  --------------

Total                                            30.5              157.1                100%       $ 4,886           $ 352
                                                 ----              -----                ----       --------          -----
                                                 ----              -----                ----       --------          -----

SUBSEQUENT AND PENDING REAL ESTATE TRANSACTIONS. Subsequent to year-end, the Company sold the Riverside/Third Street property for $.9 million of net proceeds. The Company is currently under contract to sell six (6) properties, which sales are expected to generate $3.6 million of net proceeds. The Company anticipates no significant gains or losses from these sales. The Company expects such transactions to be completed within the next twelve (12) months; however, given the nature of such sales activities, there can be no assurance that these potential sales will be completed by their expected dates or that such proceeds will be fully realized.

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

The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company's business assets or results of operation, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company has agreed to indemnify PEI for environmental liabilities arising out of such properties. The Company has reserved approximately $15,000 and $30,000 with respect to potential environmental liabilities arising from PEI's prior ownership of the Phoenix (Fry's) property and Silver City property, respectively, discussed below. The Company has not taken a reserve with respect to the Meadowlands property. Set forth below are summaries of certain environmental matters relating to the properties already sold.

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

Meadowlands. The Meadowlands site is an unimproved, 12.9 acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. PEI, however, has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. PEI sold the Meadowlands site on August 11, 1995. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

Silver City. The Silver City site contains or has contained petroleum hydrocarbons in the soil and groundwater. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. PEI is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

CORPORATE HEADQUARTERS. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117. The Company leases 42,000 square feet of office space from PEI at a rate $25,700 per month pursuant to a triple net lease. The initial term of the lease is two years, commencing September 1, 1997, with five renewal options of two years each. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of its business which, in the opinion of the Company's management, are not individually or in the aggregate material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1998. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 12, 1999, at the San Diego Hilton Beach and Tennis Resort in San Diego, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

                                     PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to page 36 of PriceSmart's Annual Report for the fiscal year ended August 31, 1998.

ITEM 6.      SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to page 14 of PriceSmart's Annual Report for the fiscal year ended August 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to pages 15 to 19 of PriceSmart's Annual Report for the fiscal year ended August 31, 1998.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.      FINANCIAL STATEMENTS

The information required by Item 8 is incorporated herein by reference to pages 20 to 35 of PriceSmart's Annual Report for the fiscal year ended August 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 is incorporated herein by reference to page 36 of PriceSmart's Annual Report for the fiscal year ended August 31, 1998.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 12, 1999.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following financial statements are incorporated by reference into
       Part II, Item 8 of this Form 10-K from the annual report

       Report of Independent Auditors

       Consolidated Balance Sheets as of August 31, 1998 and 1997

       Consolidated Statements of Operations for each of the three years ended August 31, 1998, 1997 and 1996

       Consolidated Statements of Stockholders' Equity for each of the three years ended August 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for each of the three years August 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

(c)    See Exhibit Index and Exhibits attached to this report

(d)    Financial Statement Schedules

       See "Schedule II: Valuation and Qualifying Accounts" attached to this report

                                   SCHEDULE II

                                PRICESMART, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                              BALANCE OF          ADDITIONS
                                             BEGINNING OF      CHARGED TO COSTS                        BALANCE AT
                                                PERIOD           AND EXPENSES       DEDUCTIONS       END OF PERIOD
                                             ------------      ----------------     ----------       -------------
PROVISIONS FOR ASSET IMPAIRMENTS

Year ended August 31, 1996                         $   --              $ 8,042      $    --             $ 8,042
Year ended August 31, 1997                          8,042                2,000       (5,247)(1)           4,795
Year ended August 31, 1998                          4,795                   --       (4,570)(2)             225

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended August 31, 1997                         $   --              $ 1,000      $    --             $ 1,000
Year ended August 31, 1998                          1,000                  116         (702)(3)             414

(1) Deductions from asset impairments related to the sale of seven properties and the recovery of prior year write-down of land.

(2) Deductions from asset impairments related to the sale of six properties.

(3) Deductions from allowance for doubtful accounts primarily related to the recovery of prior year write down on accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 24, 1998              PRICESMART, INC.

                                By:   /s/ GILBERT A. PARTIDA
                                      ----------------------
                                Title PRESIDENT AND CHIEF
                                      EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                     DATE
---------                               -----                     ----

/s/ ROBERT E. PRICE             Chairman of the Board        November 24, 1998
-----------------------
Robert E. Price


/s/ GILBERT A. PARTIDA          President and Chief          November 24, 1998
-----------------------         Executive Officer
Gilbert A. Partida              (Principal Executive
                                Officer)


/s/ KAREN J. RATCLIFF           Executive Vice President,    November 24, 1998
-----------------------         Chief Financial Officer
Karen J. Ratcliff               (Principal Financial and
                                Accounting Officer)


/s/ RAFAEL E. BARCENAS          Director                     November 24, 1998
-----------------------
Rafael E. Barcenas


/s/ KATHERINE L. HENSLEY        Director                     November 24, 1998
-----------------------
Katherine L. Hensley


/s/ LEON C. JANKS               Director                     November 24, 1998
-----------------------
Leon C. Janks


/s/ LAWRENCE B. KRAUSE          Director                     November 24, 1998
-----------------------
Lawrence B. Krause

                                PRICESMART, INC.

                           EXHIBIT INDEX AND EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

10.8(6)   Form of Indemnity Agreement

10.9(1) Transitional Services Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.10(2)  Assignment and Assumption of Employment Agreement dated August 29,
          1997 between the Company and Price Enterprises, Inc.

10.11(2) Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans

10.12(2)  Employment Agreement dated as of September 29, 1997 between the
          Company and Karen C. Ratcliff

10.14(9)  Employment Agreement dated March 31, 1998 between the Company and
          Thomas D. Martin

10.15(9)  Employment Agreement dated August 19, 1998 between the Company and
          Kurt A. May

10.16(9)  Members' Agreement dated September 14, 1998 between the Company and
          PSMT Caribe, Inc.

10.17(9)  Auto Referral Purchase Agreement dated August 18, 1998 between the
          Company and Affinity Development Group Incorporated

13.1(9) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 1998

21.1(7)   Subsidiaries of PriceSmart, Inc.

23.1(9)   Consent of Ernst & Young LLP, Independent Auditors

27.1(9)   Financial Data Schedule

  99(8)   Employment Agreement dated December 15, 1997 between the Company and
          Gilbert A. Partida


(1) Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(2) Incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

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

(8) Incorporated by reference to Exhibit 99 to the Quarterly Report on Form 10-Q of PriceSmart, Inc. for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.

(9)     Filed herewith.