Form 10-Q
period 1998-11-30
PRICESMART INC
filed 1999-01-14
CIK 1041803

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1998

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

The registrant had 5,033,980 shares of its common stock, par value $.0001 per share, outstanding at January 8, 1999.

                                PRICESMART, INC.

                              INDEX TO FORM 10-Q


                         PART I - FINANCIAL INFORMATION


ITEM 1 -  FINANCIAL STATEMENTS                                               PAGE
                                                                             ----
          Condensed Consolidated Balance Sheets............................   3

          Condensed Consolidated Statements of Operations..................   4

          Condensed Consolidated Statements of Cash Flows..................   5

          Notes to Condensed Consolidated Financial Statements.............   6-7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   8-11

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK................................................   12


                         PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS................................................   12

ITEM 2 -  CHANGES IN SECURITIES............................................   12

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES..................................   12

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS..........................................................   12

ITEM 5 -  OTHER INFORMATION................................................   12

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K.................................   12


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                PRICESMART, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNT IN THOUSANDS, EXCEPT SHARE DATA)


                                                      NOVEMBER 30,   AUGUST 31,
                                                          1998          1998
                                                      ------------   ----------
                                                      (Unaudited)      (Note)
ASSETS
Current assets:
     Cash and equivalents                                $ 52,380     $  8,643
     Marketable securities                                  4,609       56,133
     Receivables, net                                       4,989        6,503
     Merchandise inventories                                8,004        9,160
     Prepaid expenses and other current assets                670          965
     Property held for sale, net                            4,217        4,886
                                                         --------     --------
Total current assets                                       74,869       86,290

Property and equipment:
     Land                                                   4,481        2,250
     Building and improvements                              8,004        6,905
     Fixtures and equipment                                 7,106        6,659
                                                         --------     --------
                                                           19,591       15,814
     Less accumulated depreciation                         (3,187)      (2,841)
                                                         --------     --------
                                                           16,404       12,973

Other assets:
     City notes receivable                                 21,182       21,501
     Other notes receivable                                 3,804        3,812
                                                         --------     --------
                                                           24,986       25,313
                                                         --------     --------
TOTAL ASSETS                                             $116,259     $124,576
                                                         --------     --------
                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                     $      -     $  3,782
     Accounts payable, trade                                5,440        5,463
     Other payables and accrued expenses                    7,731        6,622
                                                         --------     --------
Total current liabilities                                  13,171       15,867

Minority interest                                           6,392        5,628

Stockholders' Equity
     Preferred stock, $.0001 par value, 2,000,000
      shares authorized, none issued                            -            -
     Common stock, $.0001 par value, 15,000,000
      shares authorized, 5,038,180 and 5,453,603
      shares issued and outstanding, net of 977,614
      and 550,000 shares in treasury, respectively              1            1
     Additional paid-in capital                            93,894      100,230
     Notes receivable from stockholders                      (783)        (697)
     Accumulated other comprehensive income                    38          519
     Retained earnings                                      3,546        3,028
                                                         --------     --------
Total Stockholders' Equity                                 96,696      103,081
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $116,259     $124,576
                                                         --------     --------
                                                         --------     --------

Note: The balance sheet at August 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                                PRICESMART, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED NOVEMBER 30,
                                                       -------------------------------
                                                           1998                1997
                                                       ------------       ------------
REVENUES
       International sales                                $18,427           $18,168
       International royalties and other income               357               593
       Auto referral, travel and other programs             3,237             3,107
                                                          -------           -------
TOTAL REVENUES                                             22,021            21,868

EXPENSES
       International cost of goods sold                    16,282            16,957
       Selling, general and administrative:
           International                                    3,812             2,546
           Auto referral, travel and other programs         2,596             2,754
           Corporate administrative expenses                1,006               764
                                                          -------           -------
TOTAL EXPENSES                                             23,696            23,021
                                                          -------           -------
OPERATING LOSS                                             (1,675)           (1,153)

OTHER
       Real estate operations, net                            293               363
       Interest income and realized gains on
        sales of marketable securities                      1,933             1,516
       Minority interest                                      (22)              (24)
                                                          -------           -------
TOTAL OTHER                                                 2,204             1,855

Income before provision for income taxes                      529               702
Provision for income taxes                                     11                 -
                                                          -------           -------
NET INCOME                                                $   518           $   702
                                                          -------           -------
                                                          -------           -------

EARNINGS PER SHARE
       Basic                                              $  0.10           $  0.12
                                                          -------           -------
                                                          -------           -------
       Diluted                                            $  0.10           $  0.12
                                                          -------           -------
                                                          -------           -------

SHARES USED IN PER SHARE COMPUTATION
       Basic                                                5,309             5,908
                                                          -------           -------
                                                          -------           -------
       Diluted                                              5,412             6,079
                                                          -------           -------
                                                          -------           -------


                             See accompanying notes.

                                PRICESMART, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                             THREE MONTHS ENDED NOVEMBER 30,
                                                             -------------------------------
                                                                 1998                1997
                                                             ------------       ------------
OPERATING ACTIVITIES
Net income                                                      $   518          $    702
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation                                                   346               227
     Provision for doubtful accounts                                 14                 -
     Income tax provision                                            11                 -
     Minority interest                                              764                21
     Change in operating assets and liabilities
       Accounts receivable and other assets                       2,975            (6,655)
       Accounts payable and other liabilities                     1,086               834
                                                                -------          --------
Net cash flows provided by (used in) operating activities         5,714            (4,871)

INVESTING ACTIVITIES
     Purchases of marketable securities                          (4,529)          (68,249)
     Sales of marketable securities                              55,538            10,599
     Additions to property and equipment                         (3,777)           (3,680)
     Payments of notes receivable                                   327               477
                                                                -------          --------
Net cash flows provided by (used in) investing activities        47,559           (60,853)


FINANCING ACTIVITIES
     Change in property held for sale                               669             5,227
     Proceeds from (repayment of) bank borrowings                (3,782)            2,972
     Proceeds from exercise of stock options                         30                 -
     Issuance of common stock for cash and notes receivable          38                 -
     Purchases of treasury stock                                 (6,491)                -
                                                                -------          --------
Net cash flows provided by (used in) financing activities        (9,536)            8,199
                                                                -------          --------
Net increase (decrease) in cash                                  43,737           (57,525)

Cash and equivalents at beginning of period                       8,643            58,383
                                                                -------          --------
Cash and equivalents at end of period                           $52,380          $    858
                                                                -------          --------
                                                                -------          --------

                             See accompanying notes.

                                PRICESMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 1998

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

FORMATION OF THE COMPANY

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 1998, there were three stores licensed to and owned by in-country business people and two stores owned 51% by the Company. Additionally, the Company operates domestic auto referral and travel businesses marketed primarily to Costco members.

In June 1997, the Price Enterprises, Inc. (PEI) Board of Directors approved, in principle, a plan to separate PEI's core real estate business from the merchandising businesses it operated through a number of subsidiaries. To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company's Common Stock pro rata to PEI's existing stockholders through a special dividend (the "Distribution").

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the 3 months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report for the year ended August 31, 1998.

The consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE

In Q2 of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amount for the quarter ended November 30, 1997 has been restated to conform to the Statement 128 requirements.

                                PRICESMART, INC.

NOTE 3 - COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances generated from non-owner sources. For the three months ended November 30, 1998 and 1997, comprehensive income is calculated as follows (in thousands):

                                            Three Months Ended November 30,
                                            -------------------------------
                                                   1998          1997
                                                   ----          ----
Net income                                         $518          $702
Unrealized gains on marketable securities            38           123
                                                   ----          ----
                                                   ----          ----
Comprehensive income                               $556          $825
                                                   ----          ----
                                                   ----          ----

NOTE 4 - PRE-OPENING COSTS

The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" in Q1 of fiscal 1999. SOP 98-5 requires pre-opening costs to be charged to expense as incurred. Prior to fiscal 1999, the Company capitalized pre-opening costs related to store openings and amortized these costs over twelve months. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

NOTE 5 - NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" which is required reporting for the Company in fiscal 1999. SFAS No. 131 amends the requirements to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company does not believe that SFAS No. 131 will have a material impact on income or financial statement presentation.
                                       7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Risk Factors" in the Form 10-K filed pursuant to the Securities Exchange Act of 1934 on November 25, 1998.

The following discussion and analysis compares the results of operations for the first quarter of fiscal 1999, ended November 30, 1998 to the first quarter of fiscal 1998, ended November 30, 1997. All dollar amounts are in thousands.

MERCHANDISE SALES

                                   Store       Percent      Export      Percent      Total      Percent
                                   Sales       Change       Sales       Change       Sales      Change
                                  -------      -------     -------      -------     -------     -------
     1st Quarter-Fiscal 1999      $16,118       129%       $ 2,309       -79%       $18,427        1%
     1st Quarter-Fiscal 1998        7,052        -          11,116         -         18,168         -


STORE SALES - During Q1 fiscal 1999, store sales increased due to the opening of a second store in Panama in December 1997. During Q1 of fiscal 1998, store sales were from the first Panama store which opened in October 1996.

EXPORT SALES - During Q1 fiscal 1999, export sales to licensees decreased, primarily due to the Asian economic crisis. The Company's licensees in Indonesia and Guam were particularly affected by the economic crisis, which largely contributed to the cancellation of the Indonesian license agreement on September 30, 1998 and the closing of the Guam store in August 1998.


MERCHANDISE GROSS MARGIN
                                    Store                      Percent       Export                     Percent
                                    Gross        Percent          of          Gross        Percent         of
                                   Margin        Change         Sales        Margin        Change        Sales
                                  --------      ---------     ---------     --------      --------      -------
     1st Quarter-Fiscal 1999       $2,080         135%          12.9%        $   65         -80%          2.8%
     1st Quarter-Fiscal 1998          884           -           12.5%           327            -          2.9%


STORE GROSS MARGIN - During Q1 of fiscal 1999, store gross margin dollars increased primarily due to higher store sales with the opening of the second Panama location. The gross margin percentage increased due to the mix of merchandise sold in conjunction with the expansion of other businesses such as photo processing and rotisserie chicken which have higher margins.

EXPORT GROSS MARGIN - During Q1 of fiscal 1999, export gross margin percentage is consistent with prior year's comparable period.


OTHER REVENUES
                                     Royalties              Percent             Travel and           Percent
                                  & Other Income            Change            Other Programs          Change
                                 ----------------          -----------        ----------------      ----------
     1st Quarter-Fiscal 1999          $  357                 -40%                 $3,237                4%
     1st Quarter-Fiscal 1998             593                   -                   3,107                 -


During Q1 of fiscal 1999, international royalties and other income decreased primarily due to reduced royalty income because of lower store sales at licensed locations.

Increased revenues for the Auto Referral, Travel and other programs were due to increased Auto Referral advertising revenue resulting from more Costco locations and increased travel commissions on car rentals and cruises.

In August 1998, the Company entered into an agreement to sell its Auto Referral Program, effective November 1, 1999. The Company will continue to own and operate the Program through October 31, 1999 delivering automotive referral services to Costco members. The Program was sold for a net gain of $.4 million.


SELLING, GENERAL AND ADMINISTRATIVE
                                                                    Auto Referral,
                                                     Percent          Travel and           Percent
                                  International      Change         Other Programs         Change
                                 ---------------    ---------      ----------------       ---------
     1st Quarter-Fiscal 1999         $3,812            50%             $2,596               -6%
     1st Quarter-Fiscal 1998          2,546             -               2,754               -


During Q1 of fiscal 1999, international expenses increased primarily due to the addition of a second store in Panama (opened December 1997). Auto Referral, Travel Program and other expenses decreased primarily due to the elimination of the service center test program in May 1998.


CORPORATE ADMINISTRATIVE EXPENSES
                                                                        Percent
                                          Amounts          Change        Change
                                         ---------       ---------      --------
     1st Quarter-Fiscal 1999              $1,006           $  242          32%
     1st Quarter-Fiscal 1998                 764               -            -


During Q1 fiscal 1999, corporate administrative expenses increased due to the addition of a Company-wide employee bonus program and increased marketing salaries and related expenses.


REAL ESTATE OPERATIONS (NET)



                                                                       Gain           Net
                                      Revenues        Expenses       On Sales       Income
                                     ----------      ---------      ----------     --------
     1st Quarter-Fiscal 1999          $ 217          $(145)          $ 221          $ 293
     1st Quarter-Fiscal 1998            680           (426)            109            363


Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, operating expenses, and gain or loss on sales of properties. The Company expects the remaining properties to be sold during fiscal 1999.

The decrease in net income from real estate operations during Q1 fiscal 1999 was primarily due to reduced revenues and operating expenses resulting from the disposition of income-producing properties. The decrease is partially offset by a higher gain on the sale of properties.

INTEREST INCOME AND REALIZED GAINS ON SALES OF MARKETABLE SECURITIES

Interest income for the Company reflects earnings on marketable securities, cash balances, City Notes and certain secured notes receivable from buyers of formerly owned properties. During Q1 of fiscal 1999, interest income increased primarily due to realized gains on sales of marketable securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) the Company's operations during Q1 of fiscal 1999 and 1998 was $5.7 million, and $(4.9) million, respectively.

The Company expects to satisfy short-term liquidity requirements through its cash and marketable securities, cash from operations of the Company's businesses, and principal and interest payments on the City Notes and other note receivable. The Company also expects to generate cash from sales of the properties held for sale. The Company also anticipates that the Company's joint ventures will obtain loans secured by the assets of the joint ventures.

In September 1998, the Company repurchased 150,000 shares of its common stock for $2.3 million, completing the share repurchase program it initiated in conjunction with the 1998 Equity Participation Plan. Repurchased shares will be added to the Company's treasury shares and will be used to fund the balance of the 700,000 shares authorized for issuance under the 1998 Equity Participation Plan.

In November 1998, the Company announced that it would use up to an additional $5.0 million to repurchase shares of the Company's common stock. During November 1998, the Company repurchased 277,614 shares under this program for $4.2 million.

In September 1998, the Company entered into an agreement with PSC, S.A., whose stockholders are Latin American businessmen, to open nine PriceSmart membership shopping warehouses in Costa Rica, the Dominican Republic, El Salvador, Honduras, and Nicaragua. The total cost of the project is projected at $84.4 million of which $33.8 million is to be contributed in cash by the partners and $50.6 million is to be borrowed. PriceSmart owns 60% of this venture.

In September 1998, the Company made a $5.9 million, five year term loan to its Panama joint venture. The loan yields interest at a rate of 3-month LIBOR + 1 3/4%. Loan proceeds were used to repay Panama's bank borrowings of $3.7 million, with the remaining balance to be used in connection with future business opportunities.

In November 1998, the Company took advantage of changing market conditions and sold its investment portfolio, realizing a gain of $558,000. The cash balances currently reflected on the balance sheet have been re-invested in alignment with the Company's future cash needs.

Additionally, the Company estimates that it will spend approximately $.3 million for central office fixtures and equipment, and $10 million for business opportunities that may arise. Actual capital expenditures, investment in merchandising businesses and net proceeds realized from property sales for fiscal 1999 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

The Company believes that its cash balances, marketable securities and net cash provided by operating activities, principal and interest payments on notes receivable and sales of its properties held for sale and bank borrowings will be sufficient to meet its working capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Certain Asian markets served by the Company have experienced a significant devaluation of local currencies relative to the U.S. dollar. Because the Company transacts its business in the Asian markets in U.S. dollars, the Company does not bear exchange rate risk. However, devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally has a negative impact on the Company's sales of U.S.-sourced goods to the affected markets, location sales and royalty income. The Company's licensees in Indonesia and Guam were particularly affected by the economic crisis, which largely contributed to the cancellation of the Indonesian license agreement and the closing of the Guam store in fiscal 1998. Neither of these issues resulted in a material economic loss to the Company.

The Company's risk of loss in certain markets most affected by the Asian economic downturn discussed is immaterial because the Company conducts business in such markets through licensing arrangements rather than Company-owned stores.

In November 1998, Honduras and Nicaragua were severely damaged by a hurricane. It is unclear to what extent the storm damage will impact the Company's planned expansion in these countries.

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

IMPACT OF YEAR 2000

The year 2000 issue results from computer programs and hardware being written with two digits rather than four digits to define the applicable year. As a result, there is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This potentially could result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

The Company has already received letters of year 2000 compliance from its key hardware and software vendors regarding the Company's core transaction processing systems, including both the point of sale and back room processes. In addition, the Company plans to conduct its own internal testing of year 2000 compliance by March 1999. Further, certain custom programs are planned to be modified by February 1999. The total cost of the year 2000 project is not expected to exceed $100,000, which excludes the cost of the recently purchased hardware and software, which was already 2000 compliant.

The Company plans to initiate formal communications with its significant suppliers and customers regarding year 2000 compliance. However, the Company's systems interface with its suppliers is minimal, which makes the Company less vulnerable.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


PART  II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS
          None

ITEM 2 -  CHANGES IN SECURITIES
          None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5 -  OTHER INFORMATION
          None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.1 Promissory Note (Includes schedule showing certain
                    borrowers, dates of Notes, amounts of Notes and dates of Pledge Agreements)
               10.2 Pledge Agreement (Includes schedule showing certain
                    borrowers, dates of Notes, amounts of Notes and number of pledged shares)
               27.1 Financial Data Schedule

          (b) No reports on Form 8-K were filed for the 3 months ended November 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRICESMART, INC.
                                            REGISTRANT




Date: January 14, 1999                      /s/ Gilbert A. Partida
                                            ----------------------
                                            Gilbert A. Partida
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER




Date: January 14, 1999                      /s/ Karen J. Ratcliff
                                            ---------------------
                                            Karen J. Ratcliff
                                            EXECUTIVE VICE PRESIDENT,
                                            CHIEF FINANCIAL OFFICER