Form 10-Q
period 1999-02-28
PRICESMART INC
filed 1999-04-14
CIK 1041803

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ---------------------

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED FEBRUARY 28, 1999


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
                                   YES   X       NO
                                       -----       -----

The registrant had 5,053,604 shares of its common stock, par value $.0001 per share, outstanding at April 6, 1999.

                                  PRICESMART, INC.

                                 INDEX TO FORM 10-Q


                           PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS                                           PAGE
                                                                         ----
          Condensed Consolidated Balance Sheets. . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations. . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows. . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . .   6-7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . .   8-12

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK. . . . . . . . . . . . . . . . . . . . . . .   13


                            PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 2 -  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .   13

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .   13

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 5 -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   13

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   13

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   PRICESMART, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNT IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          FEBRUARY 28,    AUGUST 31,
                                                                              1999           1998
                                                                          ------------    ----------
                                                                           (Unaudited)         (Note)
ASSETS
Current assets:
     Cash and cash equivalents                                             $   19,382     $    8,643
     Marketable securities                                                     37,670         56,133
     Receivables, net                                                           4,847          6,503
     Merchandise inventories                                                    8,128          9,160
     Prepaid expenses and other current assets                                    683            965
     Property held for sale, net                                                3,665          4,886
                                                                           ----------     ----------
Total current assets                                                           74,375         86,290

Property and equipment:
     Land                                                                       5,602          2,250
     Building and improvements                                                 10,194          6,905
     Fixtures and equipment                                                     8,948          6,659
                                                                           ----------     ----------
                                                                               24,744         15,814
     Less accumulated depreciation                                             (3,552)        (2,841)
                                                                           ----------     ----------
                                                                               21,192         12,973

Other assets:
     City notes receivable                                                     20,314         21,501
     Other notes receivable                                                     3,796          3,812
     Other long-term assets                                                       133            -
                                                                           ----------     ----------
                                                                               24,243         25,313
                                                                           ----------     ----------
TOTAL ASSETS                                                               $  119,810     $  124,576
                                                                           ----------     ----------
                                                                           ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank borrowings                                                       $      -       $    3,782
     Accounts payable, trade                                                    6,296          5,463
     Other payables and accrued expenses                                        9,007          6,622
     Deferred membership income                                                   519            -
                                                                           ----------     ----------
Total current liabilities                                                      15,822         15,867

Minority interest                                                               6,534          5,628

Stockholders' Equity
     Preferred stock, $.0001 par value, 2,000,000 shares
          authorized, none issued                                                 -              -
     Common stock, $.0001 par value, 15,000,000 shares
          authorized, 5,040,292 and 5,453,603 shares issued and
          outstanding, net of 908,398 and 550,000 shares in treasury,
          in 1999 and 1998, respectively                                            1              1
     Additional paid-in capital                                                96,578        100,230
     Deferred compensation                                                     (1,997)           -
     Notes receivable from stockholders                                          (672)          (697)
     Accumulated other comprehensive income                                       467            519
     Retained earnings                                                          3,077          3,028
                                                                           ----------     ----------
Total stockholders' equity                                                     97,454        103,081
                                                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  119,810     $  124,576
                                                                           ----------     ----------
                                                                           ----------     ----------



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

                                  PRICESMART, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           SECOND QUARTER                      YEAR-TO-DATE
                                                    THREE MONTHS ENDED FEBRUARY 28,    SIX MONTHS ENDED FEBRUARY 28,
                                                    -------------------------------    -----------------------------
                                                           1999           1998              1999           1998
                                                        ---------      ---------         ---------      ---------
REVENUES
   International sales                                  $  19,563      $  22,542         $  37,990      $  40,710
   International royalties and other income                   501          1,140               858          1,733
   Auto referral, travel and other programs                 3,705          3,298             6,942          6,405
                                                        ---------      ---------         ---------      ---------
TOTAL REVENUES                                             23,769         26,980            45,790         48,848

EXPENSES
   International cost of goods sold                        17,252         20,461            33,534         37,418
   Selling, general and administrative:
      International                                         4,295          3,212             8,107          5,758
      Auto referral, travel and other programs              2,538          2,848             5,134          5,602
      Corporate administrative expenses                     1,819            673             2,825          1,437
                                                        ---------      ---------         ---------      ---------
TOTAL EXPENSES                                             25,904         27,194            49,600         50,215
                                                        ---------      ---------         ---------      ---------
OPERATING LOSS                                             (2,135)          (214)           (3,810)        (1,367)

OTHER
   Real estate operations, net                                920            171             1,213            534
   Interest income and other                                  898          1,469             2,831          2,985
   Minority interest                                          (71)          (161)              (93)          (185)
                                                        ---------      ---------         ---------      ---------
TOTAL OTHER                                                 1,747          1,479             3,951          3,334

Income (loss) before provision for income taxes              (388)         1,265               141          1,967
Provision for income taxes                                     81            156                92            156
                                                        ---------      ---------         ---------      ---------
NET INCOME (LOSS)                                       $    (469)     $   1,109         $      49      $   1,811
                                                        ---------      ---------         ---------      ---------
                                                        ---------      ---------         ---------      ---------

EARNINGS (LOSS) PER SHARE
   Basic                                                $   (0.09)     $    0.19         $    0.01      $    0.31
                                                        ---------      ---------         ---------      ---------
                                                        ---------      ---------         ---------      ---------
   Diluted                                              $   (0.09)     $    0.18         $    0.01      $    0.30
                                                        ---------      ---------         ---------      ---------
                                                        ---------      ---------         ---------      ---------

SHARES USED IN PER SHARE COMPUTATION
   Basic                                                    5,036          5,908             5,175          5,908
                                                        ---------      ---------         ---------      ---------
                                                        ---------      ---------         ---------      ---------
   Diluted                                                  5,036          6,074             5,349          6,077
                                                        ---------      ---------         ---------      ---------
                                                        ---------      ---------         ---------      ---------



                               See accompanying notes.

                                  PRICESMART, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                SIX MONTHS ENDED FEBRUARY 28,
                                                                -----------------------------
                                                                     1999           1998
                                                                  ---------       --------
OPERATING ACTIVITIES
Net income                                                        $      49       $  1,811
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                          711            637
  Provision for doubtful accounts                                        73            -
  Income tax provision                                                   92            -
  Minority interest                                                      93            185
  Stock compensation                                                    727            -
  Change in operating assets and liabilities
    Accounts receivable and other assets                              2,764         (5,289)
    Accounts payable and other liabilities                            3,645           (640)
                                                                  ---------       --------
Net cash flows provided by (used in) operating activities             8,154         (3,296)
                                                                  ---------       --------

INVESTING ACTIVITIES
  Purchases of marketable securities                                (39,672)       (76,175)
  Sales of marketable securities                                     58,114         19,170
  Additions to property and equipment                                (8,930)        (4,683)
  Payments of notes receivable                                        1,203            863
                                                                  ---------       --------
Net cash flows provided by (used in) investing activities            10,715        (60,825)
                                                                  ---------       --------

FINANCING ACTIVITIES
  Change in property held for sale                                    1,221          5,150
  Proceeds from (repayment of) bank borrowings                       (3,782)         4,082
  Proceeds from minority interests                                      813            -
  Proceeds from exercise of stock options                               170            -
  Issuance of common stock for cash and notes receivable                 84            -
  Purchases of treasury stock                                        (6,605)           -
                                                                  ---------       --------
Net cash flows provided by (used in) financing activities            (8,099)         9,232
                                                                  ---------       --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                   (31)           -
                                                                  ---------       --------

Net increase (decrease) in cash and cash equivalents                 10,739        (54,889)

Cash and cash equivalents at beginning of period                      8,643         58,383

                                                                  ---------       --------
Cash and cash equivalents at end of period                        $  19,382       $  3,494
                                                                  ---------       --------
                                                                  ---------       --------



                               See accompanying notes.

                                  PRICESMART, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                                 February 28, 1999

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping warehouses similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 1999, there were four warehouses licensed to and owned by in-country business people and two warehouses owned 51% by the Company. Additionally, the Company operates a domestic travel business and until April 1, 1999, operated a domestic auto referral business marketed primarily to Costco members.

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

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report for the year ended August 31, 1998.

The consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER SHARE
In Q2 of fiscal 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                                  PRICESMART, INC.

NOTE 3 - MEMBERSHIP FEES
Membership fee income represents annual membership fees paid by the Company's warehouse members. Effective with the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis," which historically was consistent with generally accepted accounting principles and industry practice, to a "deferred basis" whereby membership fee income is recognized ratably over the annual membership period. The cumulative effect of adopting the accounting change as of the beginning of fiscal 1999 was not recorded because it did not have a material effect on the Company's financial condition, cash flows or ongoing operating results.

NOTE 4 - FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign operations are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material effect from foreign currency translation adjustments during the three and six months ended February 28, 1999.

NOTE 5 - COMPREHENSIVE INCOME
During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances generated from non-owner sources. Consolidated comprehensive income is as follows (in thousands):


                                                        Second Quarter                  Year-To-Date
                                                Three Months Ended February 28, Six Months Ended February 28,
                                                ------------------------------- -----------------------------
                                                      1999           1998            1999          1998
                                                    --------       --------        -------       --------
Net income (loss)                                   $   (469)      $  1,109        $    49       $  1,811

Unrealized gains on marketable securities                460            158            498            281
Foreign currency translation adjustments                 (31)           -              (31)           -
                                                    --------       --------        -------       --------
                                                         429            158            467            281
                                                    --------       --------        -------       --------
Comprehensive income (loss)                         $    (40)      $  1,267        $   516       $  2,092
                                                    --------       --------        -------       --------
                                                    --------       --------        -------       --------


NOTE 6 - PRE-OPENING COSTS
The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" in Q1 of fiscal 1999. SOP 98-5 requires pre-opening costs to be charged to expense as incurred. Prior to fiscal 1999, the Company capitalized pre-opening costs related to warehouse openings and amortized these costs over twelve months. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

NOTE 7 - NEW ACCOUNTING STANDARD
The Financial Accounting Standards Board issued SFAS No. 131, "Segment Information" which is required reporting for the Company in fiscal 1999. SFAS No. 131 amends the requirements to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company does not believe that SFAS No. 131 will have a material impact on income or financial statement presentation.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto. All dollar amounts are in thousands.

MERCHANDISE SALES



                                          Warehouse      Percent    Export       Percent    Total        Percent
                                            Sales        Change     Sales        Change     Sales        Change
                                          ---------      -------   -------       -------   -------       -------
2nd Quarter - Fiscal 1999                 $ 17,544         27%     $ 2,019        -77%    $ 19,563        -13%
2nd Quarter - Fiscal 1998                   13,844         -         8,698        -         22,542        -

Year-To-Date - Fiscal 1999                $ 33,662         61%     $ 4,328        -78%    $ 37,990         -7%
Year-To-Date - Fiscal 1998                  20,896         -        19,814        -         40,710         -


WAREHOUSE SALES - The Company's two warehouses in Panama posted strong sales during the holidays and throughout Q2 of fiscal 1999. The year-to-date increase was due to the opening of a second warehouse in Panama during Q2 of fiscal 1998 and increased merchandising and marketing efforts.

EXPORT SALES - The decreases in export sales to Asian licensees during the second quarter and the year-to-date periods were primarily due to the continuing economic weakness in the region and a decrease in the number of licensee warehouses.

MERCHANDISE GROSS MARGIN


                                         Warehouse                  Percent     Export                   Percent
                                           Gross         Percent      of        Gross        Percent       of
                                           Margin        Change      Sales      Margin       Change       Sales
                                         ---------       -------    -------     ------       -------     -------
2nd Quarter - Fiscal 1999                  $ 2,242         24%       12.8%      $   69        -75%        3.4%
2nd Quarter - Fiscal 1998                    1,808         -         13.1%         273        -           3.1%

Year-To-Date - Fiscal 1999                 $ 4,322         61%       12.8%      $  134        -78%        3.1%
Year-To-Date - Fiscal 1998                   2,692         -         12.9%         600        -           3.0%


WAREHOUSE GROSS MARGIN - During the second quarter of fiscal 1999, warehouse gross margin dollars increased primarily due to a greater number of member transactions. The increase in gross margin dollars over the prior year-to-date period reflected the opening of the second Panama location. During the second quarter of fiscal 1999, the decrease in gross margin percentage was primarily due to continued focus on competitive pricing strategy. The year-to-date gross margin percentage was comparable to prior year's period.

EXPORT GROSS MARGIN - Export gross margin dollars decreased over prior year's comparable quarter and year-to-date periods primarily due to the decrease in export sales. The gross margin percentages for export sales were consistent with prior year's comparable quarter and year-to-date periods.

OTHER REVENUES


                                       International                      Auto Referral,
                                         Royalties       Percent            Travel and       Percent
                                       & Other Income    Change           Other Programs     Change
                                       --------------    -------          --------------     -------
     2nd Quarter - Fiscal 1999            $    501        -56%               $   3,705         12%
     2nd Quarter - Fiscal 1998               1,140           -                   3,298           -

     Year-To-Date - Fiscal 1999           $    858        -50%               $   6,942          8%
     Year-To-Date - Fiscal 1998              1,733           -                   6,405           -

During the second quarter and the year-to-date periods of fiscal 1999, international royalties and other income decreased primarily due to (a) reduced royalty income because of lower warehouse sales at licensed locations, and (b) an accounting change for membership fee income from a cash to a deferred method beginning in the first quarter of fiscal 1999, whereby membership income is recognized ratably over the annual membership period. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, international royalties and other income would have been $903 and $1,409 in the second quarter and year-to-date periods, respectively; and the decreases over prior year periods in international royalties and other income would have been 45% and 39%, respectively.

During the second quarter and the year-to-date periods of fiscal 1999, increased revenues for the Auto Referral, Travel and other programs were due to increased Auto Referral advertising revenue resulting from more Costco locations and increased travel commissions on car rentals and cruises.

The Company's auto referral program has been sold with an effective date of sale of April 1, 1999.

SELLING, GENERAL AND ADMINISTRATIVE


                                                                          Auto Referral,
                                                         Percent            Travel and       Percent
                                       International     Change           Other Programs     Change
                                       -------------     -------          --------------     -------
     2nd Quarter - Fiscal 1999           $   4,295         34%               $   2,538        -11%
     2nd Quarter - Fiscal 1998               3,212           -                   2,848           -

     Year-To-Date - Fiscal 1999          $   8,107         41%               $   5,134         -8%
     Year-To-Date - Fiscal 1998              5,758           -                   5,602           -


During Q2 of fiscal 1999, international expenses increased primarily due to expenses related to warehouse opening, and higher expenses associated with increased sales. The year-to-date increase is attributable to the same factors as well as the addition of a second warehouse in Panama (opened December 1997). During the second quarter and year-to-date periods of fiscal 1999, Auto Referral, Travel Program and other expenses decreased primarily due to the elimination of a service center test program in May 1998.

CORPORATE ADMINISTRATIVE EXPENSES

                                                                     Percent
                                           Amounts     Change        Change
                                          --------    --------       -------
          2nd Quarter - Fiscal 1999       $  1,819    $  1,146        170%
          2nd Quarter - Fiscal 1998            673           -           -

          Year-To-Date - Fiscal 1999      $  2,825    $  1,388         97%
          Year-To-Date - Fiscal 1998         1,437           -           -


During Q2 fiscal 1999, corporate administrative expenses increased primarily due to compensation expense recognized in conjunction with common stock and stock options issued pursuant to the 1998

Equity Participation Plan, increased marketing and travel expenses primarily related to support warehouse openings. The year-to-date increase was a result of the same factors as Q2.

REAL ESTATE OPERATIONS (NET)


                                                                     Gain       Net
                                          Revenues     Expenses    On Sales    Income
                                          --------     --------    --------   --------
          2nd Quarter - Fiscal 1999       $    198     $  (193)    $   915    $    920
          2nd Quarter - Fiscal 1998            530        (359)        -           171

          Year-To-Date - Fiscal 1999      $    415     $  (338)    $ 1,136    $  1,213
          Year-To-Date - Fiscal 1998         1,210        (785)        109         534


Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, operating expenses, and gain or loss on sales of properties. The Company expects the remaining properties to be sold during fiscal 1999.

During the second quarter and the year-to-date periods of fiscal 1999, the increase in net income from real estate operations was primarily due to higher gains on the sale of properties. The increase was partially offset by reduced revenues and operating expenses.

INTEREST INCOME AND OTHER
Interest income and other reflect earnings on marketable securities, cash balances, City Notes and a secured note receivable from a buyer of a formerly owned property. During the second quarter and year-to-date periods of fiscal 1999, interest income and other decreased primarily due to a shift between the balances of marketable securities and cash and cash equivalents. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by (used in) the Company's operations during the first half of fiscal 1999 and 1998 was $8.2 million, and $(3.3) million, respectively.

The Company expects to satisfy short-term liquidity requirements through its cash and marketable securities, cash from operations of the Company's businesses, principal and interest payments on the City Notes and other note receivable. The Company also expects to generate cash from sales of the properties held for sale. Additionally, the Company anticipates that its merchandising joint ventures in Latin America will obtain loans secured by the assets of the joint ventures.

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

In September 1998, the Company entered into an agreement with PSC, S.A., whose stockholders are Latin American businessmen, to open nine PriceSmart membership shopping warehouses in Costa Rica, the Dominican Republic, El Salvador, Honduras, and Nicaragua. The total cost of the project is projected at $80.6 million of which $33.8 million is to be contributed in cash by the partners and $46.8 million is to be borrowed. PriceSmart owns 60% of this venture.

In September 1998, the Company made a $5.9 million, five year term loan to its Panama joint venture. The loan yields interest at a rate of 3-month LIBOR + 1 3/4%. Loan proceeds were used to repay

Panama's bank borrowings of $3.7 million, with the remaining balance to be used in connection with future business opportunities.

In November 1998, the Company sold its investment portfolio, realizing a gain of $558,000. The cash balances currently reflected on the balance sheet have been re-invested in alignment with the Company's future cash needs.

Additionally, the Company estimates that it will spend approximately $10 million for business opportunities that may arise. Actual capital expenditures, investment in merchandising businesses and net proceeds realized from property sales for fiscal 1999 may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

The Company believes that its cash balances, marketable securities and net cash provided by operating activities, principal and interest payments on notes receivable, sales of its properties held for sale and bank borrowings will be sufficient to meet its working capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

Certain Asian markets served by the Company have experienced a significant devaluation of local currencies relative to the U.S. dollar. Because the Company transacts its business in the Asian markets in U.S. dollars, the Company does not bear exchange rate risk. However, devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally has a negative impact on the Company's sales of U.S.-sourced goods to the affected markets, location sales and royalty income. The Company's licensees in Indonesia and Guam were particularly affected by the economic crisis, which largely contributed to the cancellation of the Indonesian license agreement and the closing of the Guam warehouse in fiscal 1998. Neither of these issues resulted in a material economic loss to the Company.

The Company's risk of loss in certain markets most affected by the Asian economic downturn discussed is immaterial because the Company conducts business in such markets through licensing arrangements rather than Company-owned warehouses.

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

The Company has received statements of year 2000 readiness from its key hardware, software and imbedded system vendors, and has additionally conducted internal testing of its transaction processing systems. The Company has assessed readiness of its custom programs, has modified these programs as needed, and has tested these modifications for year 2000 readiness. In addition to testing its programs and systems individually, the Company has performed "end-to-end" testing of its internal systems involved in its supply chain, including purchasing, distribution, sales, and accounting. During this testing, no errors were found related to date processing before or after January 1, 2000, including treatment of year 2000 as a leap year. The Company will continue to test its hardware, software, and imbedded systems as they are added or modified.

The Company has requested disclosure of year 2000 readiness from all of its vendors and suppliers. Approximately one-half of the Company's vendors and suppliers have recently responded. Second requests have been issued to the vendors/suppliers who did not respond. The Company will evaluate the potential business impact of non-responsive or non-compliant vendors/suppliers, and make contingency plans if needed.

The total cost of the year 2000 project is not expected to exceed $100,000, excluding the cost of recently purchased hardware and software which was already year 2000 ready. The costs of the year 2000 project are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

A significant part of the Company's business is derived from its activities in Central America and Asia. The Company's business could be adversely impacted in the event business activities in Central America and Asia are disrupted due to Y2K issues, with the extent of such impact dependent upon the extent of such disruption, which may vary from country to country. The Company's business could also be adversely impacted by supply chain disruption due to vendor/ supplier business interruption.

The Company has established a business continuity plan, which addresses the potential unavailability of its hardware and software systems, facilities and services (e.g. telephone, electricity, data communications) through a combination of geographically diverse contracted facilities and equipment, alternative procedures for processing transactions, system back-up and recovery procedures, and redundant infrastructure (e.g. generators, alternative voice and data communications methods). The business continuity plan was successfully tested in February 1999 and March 1999 (in conjunction with year 2000 system testing). Additionally, after evaluating vendor/supplier readiness, contingency plans will be made to minimize supply chain disruption related to vendor/supplier business interruption.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART  II - OTHER INFORMATION

ITEM 1 -       LEGAL PROCEEDINGS
               None

ITEM 2 -       CHANGES IN SECURITIES
               None

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The Company's annual meeting of stockholders was held on January 12, 1999 at the San Diego Hilton Beach and Tennis Resort in San Diego, California. Stockholders of record at the close of business on November 16, 1998 were entitled to notice of and to vote in person or by proxy at the annual meeting. At the date of record, there were 5,315,794 shares outstanding. The matters presented for vote received the required votes for approval and had the following total, for, against and abstained votes as noted below.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified:

                                 Total Shares                     For               Withheld Authority
                              ------------------           ------------------       ------------------
                                Voted       %                Votes       %             Votes     %
                              ------------------           ------------------       ------------------
Rafael E. Barcenas            5,094,309   95.83%           5,094,272   95.83%          5,768   0.11%
Katherine L. Hensley          5,094,309   95.83%           5,094,271   95.83%          5,769   0.11%
Leon C. Janks                 5,094,309   95.83%           5,094,272   95.83%          5,768   0.11%
Lawrence B. Krause            5,094,309   95.83%           5,094,111   95.83%          5,929   0.11%
Gilbert A. Partida            5,094,309   95.83%           5,094,270   95.83%          5,770   0.11%
Robert E. Price               5,094,309   95.83%           5,094,153   95.83%          5,887   0.11%

2. To approve the adoption of the 1998 Equity Participation Plan of PriceSmart, Inc. and the reservation of 700,000 shares of the Company's common stock for issuance thereunder.

                                                              Withheld Authority
       Total Shares                              Against              And
         Voted / %      For Votes / %           Votes / %     Abstained Votes / %
--------------------  ------------------      --------------  --------------------
           4,074,243           3,775,399             277,829           1,262,566
              76.64%              71.02%               5.23%              23.75%

ITEM 5 -       OTHER INFORMATION
               None

ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    10.1  The 1998 Equity Participation Plan of PriceSmart, Inc.
                    27    Financial Data Schedule

               (b) No reports on Form 8-K were filed for the 3 months ended February 28, 1998

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PRICESMART, INC.
                                             REGISTRANT




Date: April 14, 1999                         /s/ Gilbert A. Partida
                                             ----------------------
                                             Gilbert A. Partida
                                             PRESIDENT & CHIEF EXECUTIVE OFFICER




Date: April 14, 1999                         /s/ Karen J. Ratcliff
                                             ---------------------
                                             Karen J. Ratcliff
                                             EXECUTIVE VICE PRESIDENT,
                                             CHIEF FINANCIAL OFFICER