Form 10-Q
period 1999-05-31
PRICESMART INC
filed 1999-07-15
CIK 1041803

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1999

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

                                 (858) 581-4530
              (Registrant's telephone number, including area code)

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

The registrant had 5,982,590 shares of its common stock, par value $.0001 per share, outstanding at July 13, 1999.

                                PRICESMART, INC.

                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION

ITEM 1 -   FINANCIAL STATEMENTS                                                           PAGE
                                                                                          ----
           Condensed Consolidated Balance Sheets..........................................   3

           Condensed Consolidated Statements of Operations................................   4

           Condensed Consolidated Statements of Cash Flows................................   5

           Notes to Condensed Consolidated Financial Statements...........................   6-7

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................   8-13

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..............................................................   13


                           PART II - OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS..............................................................   14

ITEM 2 -   CHANGES IN SECURITIES..........................................................   14

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES................................................   14

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS........................................................................   14

ITEM 5 -   OTHER INFORMATION..............................................................   14

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K...............................................   14

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1 - FINANCIAL STATEMENTS

                                PRICESMART, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (UNAUDITED-AMOUNT IN THOUSANDS, EXCEPT SHARE DATA)

                                                        May 31,             August 31,
                                                         1999                  1998
                                                   ----------------      ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                            $    35,299           $     8,643
   Investments available for sale                            25,068                56,133
   Receivables, net                                           4,021                 6,503
   Merchandise inventories                                   13,488                 9,160
   Prepaid expenses and other current assets                  2,166                   965
   Properties held for sale, net                              3,354                 4,886
                                                       ------------          ------------
Total current assets                                         83,396                86,290

Property and equipment:
   Land                                                       7,506                 2,250
   Building and improvements                                 15,983                 6,905
   Fixtures and equipment                                    11,164                 6,659
                                                       ------------          ------------
                                                             34,653                15,814
Less accumulated depreciation                                (3,921)               (2,841)
                                                       ------------          ------------
                                                             30,732                12,973
Other assets:
   City notes receivables                                    20,735                21,501
   Other notes receivable                                     3,905                 3,812
   Other long-term assets                                       298                    --
                                                       ------------          ------------
                                                             24,938                25,313
                                                       ------------          ------------
TOTAL ASSETS                                            $   139,066           $   124,576
                                                       ------------          ------------
                                                       ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank borrowings                                      $        --           $     3,782
   Accounts payable, trade                                   14,708                 5,463
   Other payables and accrued expenses                        6,664                 6,622
   Deferred membership income                                 1,025                    --
                                                       ------------          ------------
Total current liabilities                                    22,397                15,867

Long-term bank borrowings                                     4,037                    --

Minority interest                                            15,720                 5,628

STOCKHOLDERS' EQUITY
   Preferred stock $.0001 par value, 2,000,000
     shares authorized, none issued                              --                    --
   Common stock, $.0001 par value, 15,000,000
     shares authorized, 5,072,873 and 5,453,603
     shares issued and outstanding, net of 908,398 and
     550,000 shares in treasury, respectively                     1                     1
   Additional paid-in capital                                96,955               100,230
   Deferred compensation                                     (1,639)                   --
   Notes receivable from stockholders                          (659)                 (697)
   Accumulated other comprehensive income                       591                   519
   Retained earnings                                          1,663                 3,028
                                                       ------------          ------------
Total stockholders' equity                                   96,912               103,081
                                                       ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   139,066           $   124,576
                                                       ------------          ------------
                                                       ------------          ------------

     See accompanying notes to the condensed consolidated financial statements.

                                PRICESMART, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Third Quarter                Year-To-Date
                                                     Three Months Ended May 31,   Nine Months Ended May 31,
                                                     --------------------------   -------------------------
                                                          1999        1998            1999         1998
                                                       ----------  ----------      ----------   ----------
REVENUES
   International sales                                   $ 22,808    $ 19,842        $ 60,798     $ 60,552
   International royalties and other income                   770         481           1,628        2,214
   Auto referral, travel and other programs                 2,231       3,324           9,173        9,729
                                                       ----------  ----------      ----------   ----------
TOTAL REVENUES                                             25,809      23,647          71,599       72,495

EXPENSES
   International cost of goods sold                        20,183      17,951          53,717       55,369
   Selling, general and administrative:
      International                                         5,796       3,893          13,903        9,854
      Auto referral, travel and other programs              1,526       2,672           6,660        8,197
      Corporate administrative expense                      1,686         941           4,511        2,252
                                                       ----------  ----------      ----------   ----------
TOTAL EXPENSES                                             29,191      25,457          78,791       75,672
                                                       ----------  ----------      ----------   ----------
OPERATING LOSS                                             (3,382)     (1,810)         (7,192)      (3,177)

OTHER
   Real estate operations, net                                153         689           1,366        1,223
   Interest income and other                                  747       1,495           3,578        4,480
   Gain on sale of auto referral business                     798          --             798           --
   Minority interest                                          312         (12)            219         (197)
                                                       ----------  ----------      ----------   ----------
TOTAL OTHER                                                 2,010       2,172           5,961        5,506
                                                       ----------  ----------      ----------   ----------

Income (loss) before provision for income taxes            (1,372)        362          (1,231)       2,329
Provision for income taxes                                     42          19             134          175
                                                       ----------  ----------      ----------   ----------
NET INCOME (LOSS)                                        $ (1,414)   $    343        $ (1,365)    $  2,154
                                                       ----------  ----------      ----------   ----------
                                                       ----------  ----------      ----------   ----------

EARNINGS (LOSS) PER SHARE
   Basic                                                 $  (0.28)   $   0.06        $  (0.27)    $   0.36
                                                       ----------  ----------      ----------   ----------
                                                       ----------  ----------      ----------   ----------
   Diluted                                               $  (0.28)   $   0.06        $  (0.27)    $   0.35
                                                       ----------  ----------      ----------   ----------
                                                       ----------  ----------      ----------   ----------

SHARES USED IN PER SHARE COMPUTATION
   Basic                                                    5,044       5,915           5,137        5,912
                                                       ----------  ----------      ----------   ----------
                                                       ----------  ----------      ----------   ----------
   Diluted                                                  5,044       6,058           5,137        6,072
                                                       ----------  ----------      ----------   ----------
                                                       ----------  ----------      ----------   ----------

      See accompanying notes to the condensed consolidated financial statements.

                                PRICESMART, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                            Nine Months Ended
                                                                                 May 31,
                                                                       ---------------------------
                                                                           1999           1998
                                                                       ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                                        $  (1,365)     $   2,154
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                            1,080          1,051
     Income tax charge                                                         134            175
     Minority interest                                                        (219)           197
     Compensation expense recognized for stock options                       1,085            395
     Change in operating assets and liabilities:
         Accounts receivable and other assets                               (3,345)        (6,250)
         Accounts payable and other liabilities                             10,178           (851)
                                                                       ------------   ------------
Net cash flows provided by (used in) operating activities                    7,548         (3,129)

INVESTING ACTIVITIES
     Purchases of marketable securities                                    (39,672)       (84,240)
     Sales of marketable securities                                         70,340         20,744
     Additions to property and equipment                                   (18,839)        (5,114)
     Payments of notes receivable                                            1,203          1,316
                                                                       ------------   ------------
Net cash flows provided by (used in) investing activities                   13,032        (67,294)
                                                                       ------------   ------------
FINANCING ACTIVITIES
     Change in property held for sale                                        1,532         10,650
     Proceeds from bank borrowings                                             255          3,932
     Proceeds from minority interests                                       10,311             --
     Proceeds from exercise of stock options                                   547            144
     Issuance of common stock for cash and notes receivable                     97             --
     Purchases of treasury stock                                            (6,605)            --
                                                                       ------------   ------------
Net cash flows provided by financing activities                              6,137         14,726
                                                                       ------------   ------------
EFFECT OF EXCHANGE RATES ON CASH
     AND CASH EQUIVALENTS                                                      (61)            --
                                                                       ------------   ------------
Net increase (decrease) in cash                                             26,656        (55,697)

Cash and equivalents at beginning of period                                  8,643         58,383
                                                                       ------------   ------------
Cash and equivalents at end of period                                    $  35,299      $   2,686
                                                                       ------------   ------------
                                                                       ------------   ------------

   See accompanying notes to the condensed consolidated financial statements.

                                PRICESMART, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  May 31, 1999

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates certain merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping warehouses similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 1999, there were three warehouse stores in operation (two in Panama and one in Guatemala) of which the Company owns a majority interest of each. Also, there were five warehouse stores in operation (four in China and one in Saipan) licensed to and owned by in-country business people. Additionally, the Company operates a domestic travel business and until April 1, 1999, operated a domestic auto referral business marketed primarily to Costco members.

In June 1997, the Price Enterprises, Inc. ("PEI") Board of Directors approved, in principle, a plan to separate PEI's core real estate business from the merchandising businesses it operated through a number of subsidiaries. To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company's Common Stock pro rata to PEI's existing stockholders through a special dividend (the "Distribution").

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

BASIS OF PRESENTATION The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the PriceSmart, Inc. annual report for the year ended August 31, 1998.

The condensed consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE
During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and

                                PRICESMART, INC.

convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

NOTE 3 - MEMBERSHIP FEES
Membership fee income, which is included in international royalties and other income, represents annual membership fees paid by the Company's warehouse members. In the first quarter of fiscal 1999, the Company changed its method of accounting for membership fee income from a "cash basis," which historically was consistent with generally accepted accounting principles and industry practice, to a "deferred basis" whereby membership fee income is recognized ratably over the annual membership period. The cumulative effect of adopting the accounting change as of the beginning of fiscal 1999 was not recorded because it did not have a material effect on the Company's financial condition, cash flows or ongoing operating results.

NOTE 4 - FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign operations are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material effect from foreign currency translation adjustments during the three and nine months ended May 31, 1999.

NOTE 5 - COMPREHENSIVE INCOME
During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances generated from non-owner sources. Consolidated comprehensive income is as follows (in thousands):

                                                    Third Quarter                  Year-To-Date
                                              Three Months Ended May 31,     Nine Months Ended May 31,
                                             -----------------------------  ----------------------------
                                                 1999            1998           1999           1998
                                             --------------  -------------  -------------  -------------
Net income (loss)                                $  (1,414)      $    343       $ (1,365)      $  2,154

Unrealized gains on marketable securities               60              9            558            290
Foreign currency translation adjustments               (60)             -            (60)             -
                                             --------------  -------------  -------------  -------------
                                                         -              9            498            290
                                             --------------  -------------  -------------  -------------
Comprehensive income (loss)                      $  (1,414)      $    352       $   (867)      $  2,444
                                             --------------  -------------  -------------  -------------
                                             --------------  -------------  -------------  -------------

NOTE 6 - PRE-OPENING COSTS
The Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" during the first quarter of fiscal 1999. SOP 98-5 requires pre-opening costs to be charged to expense as incurred. Prior to fiscal 1999, the Company capitalized pre-opening costs related to warehouse openings and amortized these costs over twelve months. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed hereunder, as well as those discussed under the caption "Risk Factors" in the Company's Form 10-K filed pursuant to the Securities Exchange Act of 1934 on November 25, 1998.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto. All dollar amounts are in thousands.

MERCHANDISE SALES

                               Warehouse    Percent      Export      Percent      Total      Percent
                                 Sales      Change       Sales       Change       Sales      Change
                              ----------- -----------  ----------  ----------  ----------- -----------
Third Quarter - Fiscal 1999      $21,423         71%     $ 1,385        -81%      $22,808         15%
Third Quarter - Fiscal 1998       12,558          -        7,284          -        19,842          -

Year-To-Date - Fiscal 1999       $55,085         65%     $ 5,713        -79%      $60,798          0%
Year-To-Date - Fiscal 1998        33,471          -       27,081          -        60,552          -

WAREHOUSE SALES - The increase in warehouse sales in the third quarter of fiscal 1999 over the same period in fiscal 1998, was attributable to continued growth in sales for the two warehouses in Panama and the opening of a new warehouse in Guatemala in April 1999, which contributed approximately $5.7 million (27%) to warehouse sales. The year-to-date increase over the prior period is attributable to the opening of the second warehouse in Panama during the second quarter of fiscal 1998, increased merchandising and marketing efforts and the newly opened Guatemala location in the current quarter of fiscal 1999.

EXPORT SALES - The decreases in export sales to Asian licensees during the third quarter and the year-to-date periods were primarily due to the continuing economic weakness in the region resulting in reduced export sales to existing locations and a decrease in the number of licensee warehouses.

MERCHANDISE GROSS MARGIN

                               Warehouse                 Percent      Export                   Percent
                                Gross       Percent         of        Gross       Percent         of
                                Margin       Change       Sales       Margin       Change       Sales
                              -----------  -----------  ----------- -----------  -----------  -----------
Third Quarter - Fiscal 1999      $ 2,580          56%        12.0%       $  45         -81%         3.2%
Third Quarter - Fiscal 1998        1,652           -         13.2%         239           -          3.3%

Year-To-Date - Fiscal 1999       $ 6,902          61%        12.5%       $ 179         -80%         3.1%
Year-To-Date - Fiscal 1998         4,295           -         12.8%         888           -          3.3%

WAREHOUSE GROSS MARGIN - The increase in warehouse gross margin dollars for the third quarter and year-to-date fiscal 1999 amounts was primarily a factor of higher sales. During the third quarter of fiscal 1999, the slight decrease in gross margin percentage was primarily due to continued focus on competitive pricing strategy. The year-to-date gross margin percentage was comparable to prior year's period.

EXPORT GROSS MARGIN - Export gross margin dollars decreased over prior year's comparable quarter and year-to-date periods primarily due to the decrease in export sales. Export sales decreased principally due to the continuing economic weakness in the region resulting in reduced export sales to existing locations and a decrease in the number of licensee warehouses. The gross margin percentages for export sales were consistent with prior year's comparable quarter and year-to-date periods.

OTHER REVENUES

                                  International                   Auto Referral,
                                    Royalties        Percent        Travel and        Percent
                                 & Other Income      Change       Other Programs      Change
                                ------------------  -----------  ------------------  ----------
Third Quarter - Fiscal 1999             $   770          60%             $ 2,231        -33%
Third Quarter - Fiscal 1998                 481            -               3,324           -

Year-To-Date - Fiscal 1999              $ 1,628         -26%             $ 9,173         -6%
Year-To-Date - Fiscal 1998                2,214            -               9,729           -

International royalties and other income is primarily comprised of royalties received from licensed operations and membership fee income from warehouses under joint venture arrangements. Beginning in fiscal 1999, the Company changed accounting for membership fee income from a cash to deferred method, whereby membership fee income is recognized ratably over the annual membership period. On a pro forma basis, assuming the newly adopted accounting treatment for deferring membership fees had been in effect in fiscal 1998, international royalties and other income would have been $547 and $1,956 in the third quarter and year-to-date periods, respectively; and the change over prior year periods in international royalties and other income would have been an increase of 41% and a decrease of 17%, respectively.

The increase in international royalties and other income for the third quarter of fiscal 1999 over the prior year's comparable quarter was primarily from increased membership fees attributable to the Company's warehouse expansion in fiscal year 1999. For the nine months ended May 31, 1999, international royalties and other income was lower due mainly to a reduction in royalty income from lower warehouse sales at licensed locations and a reduced number of licensed locations, even after giving effect for the change in accounting treatment related to membership fees mentioned in the preceding paragraph.

The Company's auto referral program was sold effective April 1, 1999 with a resulting realized gain of approximately $798,000. As a result of the sale, revenues for both the third quarter and year-to-date periods of fiscal 1999 for auto referral, travel and other programs decreased from the prior periods presented.

SELLING, GENERAL AND ADMINISTRATIVE

                                                               Auto Referral,
                                                 Percent         Travel and        Percent
                               International     Change        Other Programs      Change
                               ---------------  -----------   -----------------   -----------
Third Quarter - Fiscal 1999        $  5,796          49%             $ 1,526          -43%
Third Quarter - Fiscal 1998           3,893            -               2,672             -

Year-To-Date - Fiscal 1999         $ 13,903          41%             $ 6,660          -19%
Year-To-Date - Fiscal 1998            9,854            -               8,197             -

During the third quarter of fiscal 1999, international expenses increased primarily due to expenses related to the opening of the Guatemala store, higher expenses associated with increased sales and pre-opening costs related to sites under construction. During the third quarter and year-to-date periods of fiscal 1999, Auto Referral, Travel Program and other expenses decreased primarily due to the sale of the Company's auto referral program and the elimination of a service center test program in May 1998.

CORPORATE ADMINISTRATIVE EXPENSES

                                                 Percent
                                 Amounts         Change
                              --------------- ---------------
Third Quarter - Fiscal 1999        $ 1,686             79%
Third Quarter - Fiscal 1998            941               -

Year-To-Date - Fiscal 1999         $ 4,511            100%
Year-To-Date - Fiscal 1998           2,252               -

During the third quarter and year-to-date fiscal 1999, corporate administrative expenses increased primarily due to higher compensation expense related to the adoption of the 1998 Equity Participation Plan and corporate costs related to the opening of new locations.

REAL ESTATE OPERATIONS (NET)

                                                                  Gain           Net
                                  Revenues       Expenses       On Sales       Income
                                -------------  -------------  -------------  ------------
Third Quarter - Fiscal 1999        $   213       $   (182)       $   122       $   153
Third Quarter - Fiscal 1998            473           (339)           555           689

Year-To-Date - Fiscal 1999         $   627       $   (519)       $ 1,258       $ 1,366
Year-To-Date - Fiscal 1998           1,683         (1,124)           664         1,223

Real estate operations relate to properties held for sale which were transferred to the Company in connection with the Distribution and reflect rental revenue, operating expenses, and gain or loss on sales of properties. The Company expects the remaining properties to be sold prior to the end of fiscal 2000.

During the third quarter of fiscal 1999, gain on sales of properties was lower than the previous year's quarter, accounting primarily for the change in real estate net income between periods.

For the year-to-date period of fiscal 1999, the increase in net income from real estate operations was primarily due to higher gain on the sales of properties. The increase was partially offset by reduced revenues and operating expenses.

INTEREST INCOME AND REALIZED GAINS (LOSS) ON SALES OF MARKETABLE SECURITIES Interest income for the Company reflects earnings on marketable securities, cash balances, City Notes and a secured note receivable from a buyer of a formerly owned property. During the third quarter and year-to-date periods of fiscal 1999, interest income decreased primarily due to a shift of balances of marketable securities to cash and cash equivalents to fund joint venture opportunities.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by (used in) the Company's operations during the first nine months of fiscal 1999 and 1998 was $7.5 million, and $(3.1) million, respectively. The increase in net cash from operating activities is primarily a result of a change in net working capital between the periods presented.

Net cash provided by investing activities totaled $13.0 million for the first nine months ended May 31, 1999, compared to net cash flows used in investing activities of $67.3 million for the nine months ended in 1998. The change between periods presented primarily relates to marketable securities in the prior period maturing in the current period and held as cash and cash equivalents. The net purchases of marketable securities for the first nine months of fiscal 1998 was $63.5 million compared to net sales of $30.7 million for the first nine months of fiscal 1999. However, this amount was offset for the first nine months of fiscal 1999 through additions to property and equipment of $18.8 million compared to $5.1 million in the prior period as the Company continues to open additional warehouses.

Net cash provided by financing activities totaled $6.1 million in the first nine months of fiscal 1999 compared to $14.7 million in the first nine months of fiscal 1998. The decrease is primarily attributable to the repurchase of shares of the Company's common stock in the current fiscal year.

In July 1998, the Company entered into an agreement with Grupo Solid (Guatemala), S.A., a Guatemalan company, to open PriceSmart membership shopping warehouses in Guatemala. The total remaining cost of the project is projected at $4.4 million of which $1.0 million is to be contributed in cash by the parties and $3.4 million is to be borrowed. PriceSmart owns 66% of this venture. In early April 1999, the first store opened in Guatemala City, Guatemala under this agreement.

In September 1998, the Company entered into an agreement with PSC, S.A., whose stockholders are Latin American businessmen, to open nine PriceSmart membership shopping warehouses in Costa Rica, the Dominican Republic, El Salvador, Honduras, and Nicaragua. The total cost of the project is projected at $80.6 million of which $33.8 million is to be contributed in cash by the parties and $46.8 million is to be borrowed. PriceSmart owns 60% of this venture. In June 1999, the first store opened in San Jose, Costa Rica under this agreement.

In September 1998, the Company made a $5.9 million, five year term loan to its Panama joint venture. The loan yields interest at a rate of 3-month LIBOR + 1 3/4%. Loan proceeds were used to repay the Panama joint venture's bank borrowings of $3.7 million, with the remaining balance to be used in connection with future business opportunities.

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

In June 1999, the Company entered into an agreement with Victor E. Mouttet Limited, a Republic of Trinidad and Tobago company, to open PriceSmart membership shopping warehouses in Trinidad. The total cost of the project is projected at $20.0 million of which $8.0 million is to be contributed in cash by the parties and $12.0 million is to be borrowed. The Company owns 65% of this venture.

Management's current intention is to spend an aggregate of approximately $12 million through the end of fiscal year 2000 for international expansion in Central America and the Caribbean. However, actual capital expenditures to fund future business opportunities and operations may vary from estimated amounts depending on business conditions and other risks and uncertainties to which the Company and its businesses are subject.

The Company expects to satisfy short-term liquidity requirements through its cash and marketable securities, cash from operations of the Company's businesses, principal and interest payments on the City Notes and other note receivables. The Company also expects to generate cash from sales of the properties held for sale. Additionally, the Company anticipates that its merchandising joint ventures in Latin America will obtain loans secured by the assets of the joint ventures.

The Company believes that its cash balances, marketable securities and net cash provided by operating activities, principal and interest payments on notes receivable, sales of its properties held for sale and bank borrowings will be sufficient to meet its long-term working capital expenditure requirements.

Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

The Company, through its joint ventures, conducts international operations primarily in Central America, and as such is subject to both economic and political instabilities. Devaluation of local currencies relative to the U.S. dollar causes U.S. merchandise to be less affordable, and generally results in a negative impact on the Company's sales of U.S. sourced goods to the affected markets, location sales and royalty income. The Company's future expansion plans anticipate entry into additional foreign countries, which may involve similar additional economic or political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. Moreover, the Company engages in certain operational strategies to mitigate the risks inherent in business transactions conducted in foreign currencies. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

SEASONALITY
Historically, the Company's merchandising businesses have experienced moderate holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, timing of shipments, product mix, and cost of U.S. sourced products. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

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

The Company has requested disclosure of year 2000 readiness from key vendors and suppliers. The majority of the Company's vendors and suppliers have responded. Second requests have been issued to the vendors/suppliers who did not respond. The Company will evaluate the potential business impact of non-responsive or non-compliant vendors/suppliers, and make contingency plans if needed.

The total cost of the year 2000 project is not expected to exceed $100,000, excluding the cost of recently purchased hardware and software which was already year 2000 ready. The costs of the year 2000 project are based on management's best estimates, which are derived using numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

A significant part of the Company's business is derived from its activities in Central America and Asia. The Company's business could be adversely impacted in the event business activities in Central America and Asia are disrupted due to year 2000 issues, with the extent of such impact dependent upon the extent of such disruption, which may vary from country to country. The Company's business could also be adversely impacted by supply chain disruption due to vendor / supplier business interruption.

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

ITEM 3 -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART  II - OTHER INFORMATION
----------------------------
ITEM 1 - LEGAL PROCEEDINGS
                  None

ITEM 2 - CHANGES IN SECURITIES
                  None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5 - OTHER INFORMATION
                  None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                           Exhibit 10.1 -    Fifth Amendment to Employment
                                             Agreement between the Company
                                             and Robert M. Gans, dated March 31,
                                             1999

                           Exhibit 10.2 -    First Amendment to Employment
                                             Agreement between the Company and
                                             Karen J. Ratcliff, dated March 31,
                                             1999

                           Exhibit 10.3 -    First Amendment to Employment
                                             Agreement between the Company and
                                             Thomas D. Martin, dated March 31,
                                             1999

                           Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                           None were filed for the three months ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PRICESMART, INC.
                                     REGISTRANT




Date: July 15, 1999                  /S/ GILBERT A. PARTIDA
                                     ----------------------
                                     Gilbert A. Partida
                                     PRESIDENT & CHIEF EXECUTIVE OFFICER




Date: July 15, 1999                  /S/ KAREN J. RATCLIFF
                                     ---------------------
                                     Karen J. Ratcliff
                                     EXECUTIVE VICE PRESIDENT,
                                     CHIEF FINANCIAL OFFICER