Form 10-K
period 1999-08-31
PRICESMART INC
filed 1999-11-29
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One) /X/    Annual report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the fiscal year ended
                  August 31, 1999.

           / / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

                         COMMISSION FILE NUMBER: 0-22793

                                PRICESMART, INC.
              (Exact name of small business issuer in its charter)

       DELAWARE                                        33-0628530
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                     4649 MORENA BLVD., SAN DIEGO, CA 92117
               (Address of principal executive offices, Zip Code)

 Registrant's telephone number, including area code:              (858) 581-4530
 Securities registered pursuant to Section 12(b) of the Act:      NONE
 Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 23, 1999 was $99,350,213, based on the last reported sale of $38.50 per share on November 23, 1999.

As of November 23, 1999, total of 5,094,758 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for fiscal year ending August 31, 1999, are incorporated by reference into Part II of this Form 10-K.

Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000 are incorporated by reference into Part III of this Form 10-K.

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
              THE INFORMATION REQUIRED BY ITEM 5 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1999

Item    6.    Selected Financial Data                                                        11
              THE INFORMATION REQUIRED BY ITEM 6 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1999

Item    7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          11
              THE INFORMATION REQUIRED BY ITEM 7 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1999

Item    7A.   Quantitative and Qualitative Disclosures about Market Risk                     11
              THE INFORMATION REQUIRED BY ITEM 7A IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1999

Item    8.    Financial Statements                                                           11
              THE INFORMATION REQUIRED BY ITEM 8 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED
              AUGUST 31, 1999

Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           11

Part    III

Item    10.   Directors and Executive Officers of the Registrant                             12
              THE INFORMATION REQUIRED BY ITEM 10 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
              STOCKHOLDERS TO BE HELD ON JANUARY 19, 2000

Item    11.   Executive Compensation                                                         12
              THE INFORMATION REQUIRED BY ITEM 11 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
              STOCKHOLDERS TO BE HELD ON JANUARY 19, 2000

Item    12.   Security Ownership of Certain Beneficial Owners and Management                 12
              THE INFORMATION REQUIRED BY ITEM 12 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
              STOCKHOLDERS TO BE HELD ON JANUARY 19, 2000

Item    13.   Certain Relationships and Related Transactions                                 12
              THE INFORMATION REQUIRED BY ITEM 13 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S PROXY STATEMENT FOR THE ANNUAL MEETING OF
              STOCKHOLDERS TO BE HELD ON JANUARY 19, 2000

Part    IV

Item    14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                13

                                     PART I

ITEM 1.  BUSINESS

This Form 10-K contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow, expected year 2000 readiness and related matters. (These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof.) These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's SEC reports, including the risk factors referenced in this Form 10-K. See "Business Factors Which May Affect Future Performance."

PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping warehouses similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 1999, there were five warehouses in operation of which the Company owns a majority interest. Also, there were five warehouses in operation (four in China and one in Saipan) licensed by the Company, but owned and operated by local business people. Additionally, the Company operates a domestic travel business. The Company's travel business generates most of its revenue through an agreement with Costco Companies, Inc. ("Costco") that expires November 30, 1999. The Company currently is engaged in discussions with Costco to extend the agreement through February 2000, but there can be no assurance the agreement will be extended. The Company operated a domestic auto referral business, marketed primarily to Costco members, until April 1, 1999, when the auto referral business was sold.

In June 1997, the Price Enterprises, Inc. ("PEI") Board of Directors approved a plan to separate PEI's core real estate business from the merchandising businesses it operated through a number of subsidiaries. To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company's common stock pro rata to PEI's existing stockholders through a special dividend (the "Distribution").

Assets transferred to PriceSmart were comprised of: (i) the merchandising business segment of PEI; (ii) certain real estate properties held for sale (the "Properties"); (iii) notes receivable from buyers of properties; (iv) cash and cash equivalents of approximately $58.4 million; and (v) all other assets and liabilities not specifically associated with PEI's portfolio of investment properties, except for current corporate income tax assets and liabilities.

BUSINESS STRATEGY

The Company's strategy is to focus on development of the international merchandising business and to invest in, acquire or create new merchandising businesses that leverage existing capabilities and provide appropriate returns for its stockholders. Specifically, key elements of the Company's business strategy include:

PROVIDE LOWER PRICES IN THE MARKET PLACE. The Company's principal business philosophy is to bring lower prices to the consumer. Future development of the Company's business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

INCREASE MARKET SHARE IN DEVELOPING MARKETS. The Company believes that it is well positioned to profit from the growth in developing markets due to its capital resources and experience with membership warehouses in Latin America and Asia. The Company intends to continue to satisfy the growing demand for consumer goods in such markets by entering into additional joint venture relationships with local business people and opening additional membership warehouses through existing and additional joint ventures, principally in Latin America and Caribbean countries.

INTERNATIONAL MERCHANDISING BUSINESSES

The Company owns and operates U.S.-style membership shopping warehouses under joint venture arrangements in Latin America using the trade name "PriceSmart" and, in certain markets, "PriceCostco". During fiscal 1999, the Company opened three new US-style membership shopping warehouses under joint venture arrangements in Latin America; one in Guatemala (April 1999), one in Costa Rica (June 1999) and one in El Salvador (August 1999) bringing the total number of warehouses owned under joint venture arrangements to five as of August 31, 1999. The Company's licensee in China opened two warehouses in China during fiscal 1999 bringing the total number of licensee warehouses to five as of August 31, 1999, through which the Company sells product (export sales) and earns royalties and other fees in connection with certain licensing and technology transfer agreements.

Subsequent to fiscal 1999, the Company opened two additional warehouses under joint venture arrangements; one in Honduras (September 1999) and one in Panama (November 1999).

The warehouses sell basic consumer goods with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, the warehouses seek to generate sufficient sales volumes to operate profitably at relatively low gross margins. The typical no-frills warehouse-type buildings range in size from 45,000 to 55,000 square feet and are located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. The target customers are consumers and small businesses. The shopping format includes an annual membership fee that varies by market from $20 to $30.

Typically, the Company enters into licensing and technology transfer agreements with either a joint venture company (whose minority stockholders are local business people) or with local business people as licensees pursuant to which the Company provides the Company's know-how package, which includes training and management support, as well as access to the Company's computer software systems. The license also includes the right to use the "PriceSmart" mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements. The Company believes that the local business people have been interested in entering into such joint ventures and obtaining such licenses for a variety of reasons, including the track record of the Company's management team, the opportunity to purchase U.S.-sourced products, the benefits of the Company's modern distribution techniques and the opportunity to obtain exclusive rights to use the Company's trademarks in the region.

TRAVEL PROGRAM

The Company's Travel Program offers discounted prices on airline tickets, cruises, travel packages, car rentals and hotels, primarily to Costco members. The Company's Travel Program generates most of its revenue through an agreement with Costco that expires November 30, 1999. The Company currently is engaged in discussions with Costco to extend the agreement through February 2000, but there can be no assurance the agreement will be extended.

EXPANSION PLANS

The Company's expansion plans focus on opening new stores in foreign markets, typically through joint venture arrangements, primarily in Latin America and Caribbean countries. The Company believes such foreign markets offer significant opportunities for growth because they are often characterized by
(i) significant geographic and logistical barriers to entry, (ii) existing higher-priced local competitors with minimal experience with modern operating processes in purchasing, distribution, merchandising and information technologies, and (iii) a demand for U.S. brand-name products that are not currently widely available in such markets.

In July 1998, the Company entered into an agreement with a Guatemalan headquartered company to form a new joint venture for a minimum of two PriceSmart membership shopping warehouses in Guatemala. PriceSmart owns 66% of this venture. The first warehouse opened in April 1999.

In September 1998, the Company entered into an agreement with PSC, S.A., whose stockholders are Latin American businessmen, to open a minimum of nine PriceSmart membership shopping warehouses in Costa Rica, the Dominican Republic, El Salvador, Honduras, and Nicaragua. PriceSmart owns 60% of this venture. The first two stores under this agreement opened in Costa Rica (June
1999) and El Salvador (August 1999).

During fiscal 1999, the Company entered into an agreement with investors from The Republic of Trinidad and Tobago to open a minimum of two PriceSmart membership shopping warehouses in Trinidad. The Company owns 60% of this venture.

RELATIONSHIP WITH COSTCO

PEI, Costco and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the "Asset Transfer Agreement") in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and Costco.

PEI and Costco agreed in the Asset Transfer Agreement to eliminate all noncompete and operating agreements and to terminate all trademark and license agreements between the parties, subject to certain exceptions. Costco agreed to refrain from conducting membership store businesses in the Northern Mariana Islands, Guam and Panama through October 31, 1999. The Company has an exclusive royalty-free right (including against Costco), in the Northern Mariana Islands and Guam to use "Price Club" and "PriceCostco" marks, and in Panama to use the "PriceCostco" mark, in connection with the development, operation, advertising and promotion of the Company's business activities in such areas, subject to certain restrictions. The Asset Transfer Agreement, however, requires the Company to use diligent and reasonable efforts to negotiate with its licensee in the Northern Mariana Islands, Guam and Panama to terminate such right to use the "Price Club" and "PriceCostco" names and marks at the earliest possible date before December 12, 2009 for the Northern Mariana Islands and Guam and December 21, 2015 for Panama.

The Company's right to use such names and marks in Panama are further subject to the outcome of trademark application proceedings in Panama, which could result in earlier termination of the Company's rights. The Company expects to change the name of its warehouses in Panama from "PriceCostco" to "PriceSmart" during fiscal 2000.

The Asset Transfer Agreement also gives the Company the exclusive right to operate its Travel Program in certain Costco warehouses. The Company's right under the Asset Transfer Agreement to conduct the Travel Program in Costco warehouses expires November 30, 1999. The Company currently is engaged in discussions with Costco to extend the agreement through February 2000, but there can be no assurance the agreement will be extended. The Asset Transfer Agreement requires the Company to pay Costco, for car rentals, hotel bookings and other travel services other than vacation packages and cruises, 15% of the received commissions derived from any advertising or promotion via Costco warehouses. For vacation packages and cruises, the Company is required to pay Costco 1% of the net sales. The Company is required to use "Costco Travel Program" marks in connection with sales and promotional activities in Costco warehouses.

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

CITY NOTES RECEIVABLE

The Company owns certain notes receivable from various municipalities and agencies (the "City Notes"). As of August 31, 1999, the carrying value of the City Notes was approximately $19.5 million. The City Notes carry interest rates that range from 8% to 10%. Repayment of each City Note is generally based on the relevant municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. For accounting purposes, the carrying value of $19.5 million of such notes represents management's estimate of discounted cash flow from the City Notes based on the stated interest rate and remaining term of the notes. Management's analysis of the discounted cash flow from the City Notes assumes no payment at maturity, because, under the terms of the City Notes, the unpaid balance of the note is forgiven at its maturity date. If actions taken by Costco, such as closure or relocation of a particular Costco warehouse, would entitle the governmental agency to withhold payment, the Company would be entitled to cause Costco to purchase such City Note at an amount equal to 72% of the June 5, 1994 book balance, less any subsequent principal repayments, plus all accrued and unpaid interest from June 5, 1994.

The Company is currently considering selling the City Notes to a third party or may use the notes as collateral on a bank loan. If realized, the proceeds from either the sale or collateral of the City Notes may be used to fund the Company's expansion plans. See "BUSINESS - Expansion Plans."

COMPETITION

The Company's international merchandising businesses compete with exporters, retailers, wholesalers and trading companies in various international markets. Specifically, the Company's international merchandising businesses compete with local store operations and, in certain markets may compete with other international retailers. The Company's Travel Program competes with a variety of other providers of travel and travel-related products and services, including telemarketing travel companies, traditional travel agencies and various on-line services available on the internet.

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

INTELLECTUAL PROPERTY RIGHTS

It is the Company's policy to obtain appropriate proprietary rights protection for trademarks and significant new technologies acquired or developed by the Company. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint venturers, employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

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

The Company has filed applications to register under various classifications the mark "PriceSmart" in the U.S. Patent and Trademark Office, and in certain foreign countries; however, because of objections by one or more parties, there can be no assurance that the Company will obtain such registrations or that the Company has proprietary rights to the mark. In addition, as noted above, the Company has limited rights to use the "PriceCostco" name in connection with its international merchandising businesses and certain Costco marks with its Travel Program. The Asset Transfer Agreement requires the Company to attempt to phase out the use of the "PriceCostco" name and related marks in the Northern Mariana Islands, Guam and Panama. See "Business - Relationship with Costco."

In August 1999, the Company and Associated Wholesale Grocers, Inc. ("AWG") entered into an agreement regarding the trademark "PriceSmart" and related marks containing the name "PriceSmart". The Company has agreed not to use the "PriceSmart" mark or any related marks containing the name "PriceSmart" in connection with the sale or offer for sale of any goods or services within AWG's territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. The Company, however, may use the mark "PriceSmart" or any mark containing the name "PriceSmart" on the internet or any other global computer network whether within or outside said territory, and in any national advertising campaign that cannot reasonably exclude the territory, and the Company may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by the Company for registration of the mark "PriceSmart" or related marks containing the name "PriceSmart", and AWG has further agreed not to bring any action for trademark infringement against the Company based upon the Company's use outside the territory (or with respect to the permitted uses inside the territory) of the mark "PriceSmart" or related marks containing the name "PriceSmart."

EMPLOYEES

As of August 31, 1999 the Company employed approximately 145 employees, 58 of which are assigned to the Company's international merchandising business, 33 to the travel business and 54 in corporate administrative activities. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled management personnel.

The individuals employed in the cruise division of the Company's travel business are members of a union. The Company currently has a collective bargaining agreement with such union with a one-year term, renewable year to year. The Company has never experienced any business interruption as a result of labor disputes. The Company believes that its relations with its employees are good.

SEASONALITY

Historically, the Company's merchandising businesses have experienced moderate holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more expensive in local currencies and less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE

RISKS INHERENT IN INTERNATIONAL OPERATIONS. The Company will be increasingly subject to risks inherent in operating and expanding its international membership concept. Such risks include the imposition of governmental controls, the need to comply with a wide variety of foreign regulations and U.S. export laws, political and economic instability, trade restrictions, ability to source local merchandise, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and greater difficulty and costs of administering business overseas.

Success of the international business is subject to additional factors, including limitations on U.S. Company ownership in foreign countries, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for such sites, permitting and regulatory compliance, the ability to meet construction schedules, the ability to hire and train qualified management and store personnel, the financial and other capabilities of the Company's licensees and business partners, and general political as well as economic and business conditions. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations. See "BUSINESS - International Merchandising Businesses."

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

ABILITY TO MANAGE GROWTH. The Company began an aggressive growth strategy in fiscal 1999 through the completion of joint venture agreements in Latin America and the Caribbean that intend to open six to ten new warehouses in fiscal 2000. The success of this strategy will depend to a significant degree on the Company's ability to (i) expand its operations through the opening of new warehouses, (ii) operate new warehouses on a profitable basis, and (iii) maintain positive comparable warehouse net sales. The Company operated five warehouses as of August 31, 1999 and plans to open an additional six to ten new warehouses by the end of fiscal 2000, which represents a significant increase in the number of warehouses opened and operated by the Company. These new markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from those currently encountered by the Company. There can be no assurance that the Company will be able to adapt its operations to support these expansion plans or that the Company's new warehouses will be profitable.

The Company's ability to open new warehouses on a timely basis will also depend on a number of factors, some of which may be beyond the Company's control, including the ability to (i) locate suitable warehouse sites, (ii) negotiate acceptable lease or acquisition terms, (iii) construct sites timely, and (iv) obtain financing timely and with satisfactory terms. Additionally, the Company relies significantly on the skill and expertise of its joint venture partners and on-site warehouse managers. The Company will be required to hire, train and retain skilled managers and personnel to support its growth, and may experience difficulties hiring employees who possess the training and experience necessary to operate the Company's new warehouses, particularly in foreign markets where language, education and cultural factors may impose particular challenges. Further, the Company has encountered, and may continue to encounter, substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences and local political issues associated with the regulatory and permitting processes in the foreign markets in which the Company intends to locate its warehouses. There can be no assurance that the Company will be able to open the planned number of new warehouses according to its schedule or that it will be able to continue to attract, develop and retain the personnel necessary to pursue its growth strategy. Failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

The Company will need to continually evaluate the adequacy of its existing systems and procedures, including warehouse management, financial and inventory control and distribution systems. Moreover, as the Company grows, it will need to continually analyze the sufficiency of its inventory distribution methods and may require additional facilities in order to support its planned growth. There can be no assurance that the Company will adequately anticipate all the changing demands that its expanding operations will impose on such systems. Failure to update its internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and operating results.

RELIANCE ON COSTCO FOR TRAVEL BUSINESS. The Company's travel business generates most of its revenue through an agreement with Costco that expires November 30, 1999. The Company currently is engaged in discussions with Costco to extend the agreement through February 2000, but there can be no assurance the agreement will be extended.

COMPETITION. The Company's merchandising businesses face competition unique to its line of business. The Company's international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. The Company's travel business competes with a variety of other providers of travel and travel-related products and services, including telemarketing travel companies, traditional travel agencies and various on-line services available on the Internet. See "BUSINESS - Competition."

NOTES RECEIVABLE. The Company holds the City Notes. Repayment of each City Note by the relevant municipality is generally made based on that municipality's allocation of sales tax revenues generated by retail businesses located on a particular property associated with such City Note. For accounting purposes, the carrying value of $19.5 million of such notes represents management's estimate of discounted cash flow from the City Notes. Management's analysis of the discounted cash flows from the City Notes assumes no payment at maturity, because, under the terms of most of the City Notes, the unpaid balance of the note is forgiven at its maturity date. Consequently, there can be no assurance that the full stated principal amount of the City Notes will be repaid. See "BUSINESS - City Notes."

CONTROL OF PRICESMART BY CERTAIN STOCKHOLDERS. Robert E. Price, who is Chairman of the Board of PriceSmart, and Sol Price, a significant stockholder of PriceSmart and father of Robert E. Price, beneficially owned as of November 23, 1999 an aggregate of 2,368,048 shares, or approximately 46.5%, of the outstanding PriceSmart common stock. As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, such ownership could discourage acquisition of the Company's common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts of its executive management team. The loss of the services of any executive could have an adverse effect on the operations of the Company.

FOREIGN CURRENCY RISKS. The Company, through its joint ventures, conducts international operations primarily in Latin America, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange. During fiscal 1999, the Company opened warehouses in three foreign countries through joint venture arrangements. For fiscal 1999, 28% of the Company's net warehouse sales were in foreign currencies. This amount is expected to increase significantly in fiscal 2000 to nearly 70%. The Company plans to open warehouses in additional foreign countries that may involve similar economic and political risks as well as challenges that may be different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

Foreign currencies in most of the Latin American and Caribbean countries have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDF) and internal hedging procedures. As of August 31, 1999, the Company had $4.5 million in NDF's expiring at different dates through November 19, 1999. The Company will continue to purchase NDF's where necessary to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates in, significant risk from unexpected devaluation of local currencies exist.

IMPACT OF YEAR 2000. The year 2000 issue results from computer programs and hardware being written with two digits rather than four digits to define the applicable year. As a result, there is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This potentially could result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

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

Additionally, the Company has contacted and will continue to contact significant vendors, suppliers, financial institutions and other third party providers upon which its business depends in an effort to determine such providers' year 2000 readiness. The Company evaluates the potential business impact of non-responsive or non-compliant providers and endeavors to make contingency plans as needed. These efforts are designed to minimize the impact to the Company should these providers fail to remediate their year 2000 issues. The Company can give no assurances that such providers or such contingency plans will be successful in resolving all year 2000 issues, and the failure of such providers to comply on a timely basis could have an adverse effect on the Company.

The total cost of the year 2000 project is not expected to exceed $100,000. The costs of the year 2000 project are based on management's best estimates, which are derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from the estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

A significant part of the Company's business is derived from its activities in Latin America and Asia. The Company's business could be adversely impacted in the event business activities in Latin America and Asia are disrupted due to year 2000 issues, with the extent of such impact dependent upon the extent of such disruption, which may vary from country to country. The Company's business could also be adversely impacted by supply chain disruption due to vendor and supplier business interruption.

The Company has established a business continuity plan, which addresses the potential unavailability of its hardware and software systems, facilities and services (e.g. telephone, electricity, data communications) through a combination of geographically diverse contracted facilities and equipment, alternative procedures for processing transactions, system back-up and recovery procedures, and redundant infrastructure (e.g. generators, alternative voice and data communications methods). The business continuity plan was successfully tested in March 1999.

ITEM 2.  PROPERTIES

WAREHOUSE PROPERTIES. The Company owns or leases all of the warehouse locations and land through its joint ventures, of which it owns a majority interest. The following is a summary of the warehouse locations by country that were operational at August 31, 1999:


Location                     Date Opened            Ownership / Lease
--------                     -----------            -----------------
Costa Rica:
  San Jose                   June 25, 1999          Own land and building

El Salvador:
  Santa Elena                August 26, 1999        Own land and building

Guatemala:
  Mira Flores                April 8, 1999          Lease land and building

Panama:
  Los Pueblos                October 25, 1996       Own land and building
  Via Brasil                 December 4, 1997       Lease land and building

Subsequent to August 31, 1999, the Company opened two warehouses. The first opened on September 29, 1999, and is located in San Pedro Sula, Honduras, of which the Company owns the land and the building. The second opened on November 11, 1999 in El Dorado, Panama of which the Company leases the land and building.

PROPERTIES HELD FOR SALE. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the "Properties"). The Properties include improved and unimproved land and totaled $2.1 million as of August 31, 1999. The Company is currently in the process of, or under contract to sell, all of the remaining properties held for sale. The anticipated sales are expected to generate $2.0 million of net proceeds, with no significant gains or losses. Proceeds from sales of such properties will be used to fund the Company's businesses and general working capital requirements. The Company expects such transactions to be completed within the next twelve months; however, given the nature of such sales activities, there can be no assurance that these potential sales will be completed by then or that such proceeds will be fully realized.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Under certain of these laws, liability may be imposed without regard to whether the owner knew of or caused the presence of the contaminants. These costs may be substantial, and the presence of such substances, or the failure to remediate properly the contamination on such property, may adversely affect the owner's ability to sell or lease such property or to borrow money using such property as collateral. Certain federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other federal, state and local laws have been enacted to protect sensitive environmental resources, including threatened and endangered species and wetlands. Such laws may restrict the development and diminish the value of property that is inhabited by an endangered or threatened species, is designated as critical habitat for an endangered or threatened species or is characterized as wetlands.

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

CORPORATE HEADQUARTERS. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117. The Company leases 42,000 square feet of office space from PEI at a rate $25,700 per month pursuant to a triple net lease. The term of the current lease is two years, commencing September 1, 1999, with four renewal options of two years each. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all such matters should not have a material adverse effect on the Company's financial position or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1999. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 19, 2000, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company's proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

                                     PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to page 34 of PriceSmart's Annual Report for the fiscal year ended August 31, 1999.

ITEM 6.      SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to page 12 of PriceSmart's Annual Report for the fiscal year ended August 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to pages 13 to 16 of PriceSmart's Annual Report for the fiscal year ended August 31, 1999.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by Item 7A is incorporated herein by reference to page 17 of PriceSmart's Annual Report for the fiscal year ended August 31, 1999.

ITEM 8.      FINANCIAL STATEMENTS

The information required by Item 8 is incorporated herein by reference to pages 18 to 33 of PriceSmart's Annual Report for the fiscal year ended August 31, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from PriceSmart's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2000.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following financial statements are incorporated by reference into
       Part II, Item 8 of this Form 10-K from the annual report

       Report of Independent Auditors

       Consolidated Balance Sheets as of August 31, 1999 and 1998

       Consolidated Statements of Operations for each of the three years ended August 31, 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity for each of the three years ended August 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for each of the three years August 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

(c)    See Exhibit Index and Exhibits attached to this report

(d)    Financial Statement Schedules

       See "Schedule II: Valuation and Qualifying Accounts" attached to this report

                                   SCHEDULE II

                                PRICESMART, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                            Balance at
                                           Beginning of       Charged to Costs                         Balance at
                                              Period            and Expenses        Deductions        End of Period
                                          ----------------   -------------------  -----------------  ----------------
PROVISIONS FOR ASSET IMPAIRMENTS

Year ended August 31, 1997                          8,042                 2,000        (5,247) (1)             4,795
Year ended August 31, 1998                          4,795                     -        (4,570) (2)               225
Year ended August 31, 1999                            225                     -          (225)                     -

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended August 31, 1997                              -                 1,000             -                  1,000
Year ended August 31, 1998                          1,000                   116          (702) (3)               414
Year ended August 31, 1999                            414                   305          (275)                   444

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


Dated: November 29, 1999                         PRICESMART, INC.

                                        By:      /s/ GILBERT A. PARTIDA
                                                 ------------------------------

                                        Title    President and Chief
                                                 -------------------
                                                 Executive Officer
                                                 -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                         TITLE                                 DATE
/s/ ROBERT E. PRICE                         Chairman of the Board                      November 29, 1999
-------------------
Robert E. Price


/s/ GILBERT A. PARTIDA                      President and Chief                        November 29, 1999
----------------------                      Executive Officer
Gilbert A. Partida                          (Principal Executive
                                            Officer)

/s/ ALLAN C. YOUNGBERG                      Executive Vice President,                  November 29, 1999
----------------------                      Chief Financial Officer
Allan C. Youngberg                          (Principal Financial and
                                            Accounting Officer)

/s/ RAFAEL E. BARCENAS                      Director                                   November 29, 1999
---------------------
Rafael E. Barcenas

/s/ KATHERINE L. HENSLEY                    Director                                   November 29, 1999
-----------------------
Katherine L. Hensley

/s/ LEON C. JANKS                           Director                                   November 29, 1999
----------------
Leon C. Janks

/s/ LAWRENCE B. KRAUSE                      Director                                   November 29, 1999
---------------------
Lawrence B. Krause

/s/ JAMES F. CAHILL                         Director                                   November 29, 1999
------------------
James F. Cahill


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
  2.1(1) Distribution Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

  3.1(2)           Amended and Restated Certificate of Incorporation of
                   PriceSmart, Inc.

  3.2(2)           Amended and Restated Bylaws of PriceSmart, Inc.

  10.1(2)          1997 Stock Option Plan of PriceSmart, Inc.

  10.2(3) Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries

  10.3(a)(4)       Employment Agreement dated September 20, 1994 between
                   Price Enterprises, Inc. and Robert M. Gans

  10.3(b)(5)       Third Amendment to Employment Agreement dated April 28,
                   1997 between Price Enterprises, Inc. and Robert M. Gans

  10.3(c)(2)       Fourth Amendment to Employment Agreement dated as of
                   September 2, 1997 between the Company and Robert M. Gans

  10.3(d)(12)      Fifth Amendment to Employment Agreement dated as of March
                   31, 1999 between the Company and Robert M. Gans

  10.4(1) Employee Benefits and Other Employment Matters Allocation Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

  10.5(1) Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

  10.6(1) Asset Management and Disposition Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

  10.7(6)          Form of Indemnity Agreement

  10.8(1) Transitional Services Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

  10.9(2) Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

  10.10(a)(2)      Employment Agreement dated as of September 29, 1997
                   between the Company and Karen C. Ratcliff

  10.10(b)(13)     First Amendment of Employment Agreement between the
                   Company and Karen J. Ratcliff, dated March 31, 1999

  10.10(c)(15)     Second Amendment of Employment Agreement between the
                   Company and Karen J. Ratcliff, dated September 1, 1999

  10.11(7) Employment Agreement dated December 15, 1997 between the Company and Gilbert A. Partida

  10.12(a)(8)      Employment Agreement dated March 31, 1998 between the
                   Company and Thomas D. Martin

  10.12(b)(14)     First Amendment to Employment Agreement between Company
                   and Thomas D. Martin, dated March 31, 1999

  10.13(8) Employment Agreement dated August 19, 1998 between the Company and Kurt A. May

  10.14(8) Members' Agreement dated September 14, 1998 between the Company and PSMT Caribe, Inc. 10.15(8) Auto Referral Purchase Agreement dated August 18, 1998 between the Company and Affinity Development Group Incorporated

  10.16(a)(9)      Promissory Note (Includes schedule showing certain
                   borrowers, dates of Notes, amounts of Notes and dates of Pledge Agreements)

  10.16(b)(15)     First Amendment to Promissory Note between the Company and
                   Kevin C. Breen, dated June 1, 1999.

  10.16(c)(15)     First Amendment to Promissory Note between the Company and
                   Ron deHarte, dated June 1, 1999.

  10.16(d)(15)     First Amendment to Promissory Note between the Company and
                   Brud Drachman, dated June 1, 1999.

  10.16(e)(15)     First Amendment to Promissory Note between the Company and
                   Thomas D. Martin, dated June 1, 1999.

  10.16(f)(15)     First Amendment to Promissory Note between the Company and
                   Kurt A. May, dated June 1, 1999.

  10.16(g)(15)     First Amendment to Promissory Note between the Company and
                   Bill Naylon, dated June 1, 1999.

  10.16(h)(15)     First Amendment to Promissory Note between the Company and
                   Ed Oats, dated June 1, 1999.

  10.16(i)(15)     First Amendment to Promissory Note between the Company and
                   Karen J. Ratcliff, dated June 1, 1999.

  10.16(j)(15)     Promissory Note between the Company and Allan C.
                   Youngberg, dated July 27, 1999

  10.17(a)(10)     Pledge Agreement (Includes schedule showing certain
                   borrowers, dates of Notes, amounts of Notes and number of pledged shares)

  10.17(b)(15)     Pledge Agreement between the Company and Allan C.
                   Youngberg, dated July 27, 1999

  10.18(11)        1998 Equity Participation Plan of PriceSmart, Inc.

  10.19(a)(15)     Employment Agreement dated as of July 23, 1999 between the
                   Company and Allan C. Youngberg

  10.19(b)(15)     First Amendment of Employment Agreement between the
                   Company and Allan C. Youngberg, dated July 26, 1999

  10.20(a)(15)     Employment Agreement dated as of March 31, 1998 between
                   the Company and K. C. Breen

  10.20(b)(15)     First Amendment of Employment Agreement between the
                   Company and K. C. Breen, dated March 31, 1999

  10.20(c)(15)     Second Amendment of Employment Agreement between the
                   Company and K. C. Breen, dated October 1, 1999

                                PRICESMART, INC.

Exhibit
Number                                   Description
------                                   -----------
  10.21(15)        Trademark Agreement between the Company and Associated
                   Wholesale Grocers, Inc., dated August 1, 1999

  11.1(15)         Computation of Net Loss Per Common Share (Basic and
                   Diluted)

  13.1(15) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 1999

  21.1(15)         Subsidiaries of PriceSmart, Inc.

  23.1(15)         Consent of Ernst & Young LLP, Independent Auditors

  27.1(15)         Financial Data Schedule


Incorporated by reference sources:

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

(7) Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of PriceSmart, Inc. for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.

(8) Incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(9) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(10) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(11) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(12) Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(13) Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(14) Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(15)     Filed herewith.