Form 10-Q
period 1999-11-30
PRICESMART INC
filed 2000-01-12
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from _________________to ________________

                         COMMISSION FILE NUMBER 0-22793

                                PRICESMART, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 33-0628530
     (State or other jurisdiction of                  (I.R.S.Employer
      incorporation or organization)                  Identification No.)


                              4649 Morena Boulevard
                           San Diego, California 92117
                    (Address of principal executive offices)

                                 (858) 581-4530
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

     The registrant had 5,097,619 shares of its common stock, par value $.0001 per share, outstanding at December 29, 1999.

                                PRICESMART, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                                            PAGE
                                                                                         ----
         Condensed Consolidated Balance Sheets as of November 30, 1999
         (Unaudited) and August 31, 1999..............................................    3

         Condensed Consolidated Statements of Operations (Unaudited)
         for the three months ended November 30, 1999 and November 30, 1998...........    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the three months ended November 30, 1999 and November 30, 1998...........    5

         Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
         for the three months ended November 30, 1999.................................    6

         PriceSmart, Inc. Notes to Consolidated Financial Statements (Unaudited)......    7-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..........................................   12-15


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK..................................................................   16


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................................   17

ITEM 2. CHANGES IN SECURITIES AND USE
         OF PROCEEDS..................................................................   17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................   17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS..........................................................   17

ITEM 5. OTHER INFORMATION.............................................................   17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................   17


                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                PRICESMART, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    November 30,        August 31,
                                                                                        1999               1999
                                                                                  ---------------     -------------
                                                                                     (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                            $  10,163        $  14,957
     Marketable securities                                                               5,554           17,627
     Receivables, net of allowance for doubtful accounts                                 2,122            4,149
     City notes receivable, current portion                                              2,500            2,500
     Merchandise inventories                                                            38,089           25,919
     Prepaid expenses and other current assets                                           2,972            2,681
     Property held for sale,net                                                          2,124            2,126
                                                                                     ---------        ---------
Total current assets                                                                    63,524           69,959

OTHER ASSETS:
     Property and equipment, net                                                        70,307           48,507
     Restricted cash                                                                     7,337           10,195
     Deposits on land purchases                                                           --              2,112
     City notes receivable, less current portion                                        16,635           17,006
     Notes receivable and other                                                          3,942            4,295
                                                                                     ---------        ---------
TOTAL ASSETS                                                                         $ 161,745        $ 152,074
                                                                                     ---------        ---------
                                                                                     ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank borrowings                                                                 $    --          $     707
     Long-term debt, current portion                                                       860             --
     Accounts payable                                                                   27,463           24,679
     Accrued salaries and benefits                                                       1,472            1,760
     Deferred membership income                                                          3,054            1,998
     Other accrued expenses                                                              4,992            3,369
                                                                                     ---------        ---------
Total current liabilities                                                               37,841           32,513
Long-term debt, less current portion                                                    13,169            7,787
                                                                                     ---------        ---------
Total Liabilities                                                                       51,010           40,300
Minority interest                                                                       18,969           17,913
Commitments and contingencies
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value, 2,000,000 shares authorized, none issued            --               --
   Common stock, $.0001 par value, 15,000,000 shares authorized,
     6,002,656 and 5,991,256 shares issued at November 30, 1999
     and August 31, 1999, respectively                                                       1                1
   Additional paid-in capital                                                          111,677          111,483
   Notes receivable from stockholders                                                     (950)            (950)
   Deferred compensation                                                                (1,132)          (1,282)
   Accumulated other comprehensive loss                                                   (124)            (453)
   Accumulated deficit                                                                  (3,632)            (864)
   Less: Treasury stock at cost, 907,898 shares at November 30, 1999
               and August 31,1999                                                      (14,074)         (14,074)
                                                                                     ---------        ---------
Total stockholders' equity                                                              91,766           93,861
                                                                                     ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 161,745        $ 152,074
                                                                                     ---------        ---------
                                                                                     ---------        ---------

See accompanying notes.

                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    For the Three Months
                                                     Ended November 30,
                                                  -------------------------
                                                      1999          1998
                                                  ------------   ----------
REVENUES
       SALES:
         Net warehouse                              $ 50,482      $ 16,118
         Export                                          275         2,309
       Membership, royalties and fees                  1,411           357
       Auto, travel and other programs                 1,821         3,237
                                                    --------      --------
TOTAL REVENUES                                        53,989        22,021

EXPENSES:
       COST OF GOODS SOLD:
         Net warehouse                                44,039        14,038
         Export                                          266         2,244
       Selling, general and administrative            11,346         7,229
       Preopening expenses                             2,385           185
                                                    --------      --------
TOTAL EXPENSES                                        58,036        23,696
                                                    --------      --------
OPERATING LOSS                                        (4,047)       (1,675)

OTHER:
       Interest income, net                              790         1,322
       Other income (expenses)                          (187)          904
       Minority interest                                 676           (22)
                                                    --------      --------
TOTAL OTHER                                            1,279         2,204

Income (loss) before provision for income taxes       (2,768)          529
Provision for income taxes                              --              11
                                                    --------      --------
NET INCOME (LOSS)                                   $ (2,768)     $    518
                                                    --------      --------
                                                    --------      --------

EARNINGS (LOSS) PER SHARE:
       Basic                                        $  (0.54)     $   0.10
                                                    --------      --------
                                                    --------      --------
       Diluted                                      $  (0.54)     $   0.10
                                                    --------      --------
                                                    --------      --------

SHARES USED IN PER SHARE COMPUTATION:
       Basic                                           5,087         5,309
                                                    --------      --------
                                                    --------      --------
       Diluted                                         5,087         5,412
                                                    --------      --------
                                                    --------      --------


See accompanying notes.

                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                   For the Three Months
                                                                     Ended November 30,
                                                             ------------------------------
                                                                  1999              1998
                                                             -------------      -----------

OPERATING ACTIVITIES
Net income (loss)                                               $ (2,768)       $    518
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation                                                    851             346
     Allowance for doubtful accounts                                 (83)             14
     Income tax charge                                                --              11
     Minority interest                                              (676)            764
     Compensation expense recognized for stock options               150              --
     Change in operating assets and liabilities
       Restricted cash                                             2,858          (2,804)
       Accounts receivable and other assets                      (10,349)          2,975
       Accounts payable and other liabilities                      5,175           1,086
                                                                --------        --------
Net cash flows provided by (used in) operating activities         (4,842)          2,910

INVESTING ACTIVITIES
     Purchases of marketable securities                             --            (4,529)
     Sales of marketable securities                               12,073          55,538
     Additions to property and equipment                         (20,539)         (3,777)
     Payments of notes receivable                                    724             327
     Other                                                           297             --
                                                                --------        --------
Net cash flows provided by (used in) investing activities         (7,445)         47,559

FINANCING ACTIVITIES
     Proceeds from property held for sale                           --               669
     Proceeds (repayment) from bank borrowings, net                5,535          (3,782)
     Contributions by minority interest shareholders               1,732             --
     Proceeds from exercise of stock options                         194              30
     Issuance of common stock                                        --               38
     Purchases of treasury stock                                     --           (6,491)
                                                                --------        --------
Net cash flows provided by (used in) financing activities          7,461          (9,536)

Effect of exchange rate changes on cash
     and cash equivalents                                             32            --
                                                                --------        --------
Net increase (decrease) in cash and cash equivalents              (4,794)         40,933

Cash and equivalents at beginning of period                       14,957           5,639
                                                                --------        --------
Cash and equivalents at end of period                           $ 10,163        $ 46,572
                                                                --------        --------
                                                                --------        --------
Supplemental disclosure of cash flow information
Cash paid during the period for:
         Interest                                               $    210        $     28
         Income Taxes                                           $    336        $     54


See accompanying notes.

                                PRICESMART, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999
                       (UNAUDITED - AMOUNTS IN THOUSANDS)




                                                                     Additional     Notes Receivable
                                                   Common stock       Paid-in            from            Deferred
                                                  Shares   Amount     Capital        Stockholders      Compensation
                                                 ----------------    ---------      --------------    -------------

Balance at August 31, 1999                        5,991     $  1      $111,483        $ (950)            $ (1,282)

    Exercise of stock options                        12                    194

    Amortization of deferred
    compensation                                                                                              150

    Net loss

    Unrealized gain on marketable
    securities

    Translation adjustment

    Comprehensive loss

Balance at November 30, 1999                       6,003    $  1      $111,677        $ (950)            $ (1,132)




                                                     Other                                   Less:
                                                 Comprehensive       Retained             Treasury stock       Total
                                                     Income          Earnings                at Cost        Stockholders'
                                                     (Loss)          (Deficit)    Shares      Amount           Equity
                                                 -------------      -----------   ------  --------------   --------------

Balance at August 31, 1999                         $  (453)          $  (864)        908   $ (14,074)      $  93,861

    Exercise of stock options                                                                                    194

    Amortization of deferred
    compensation                                                                                                 150

    Net loss                                                          (2,768)                                 (2,768)

    Unrealized gain on marketable
    securities                                         297                                                       297

    Translation adjustment                              32                                                        32
                                                                                                           -----------
    Comprehensive loss                                                                                        (2,439)
                                                   -------------------------------------------------------------------
Balance at November 30, 1999                       $  (124)          $(3,632)        908   $ (14,074)      $  91,766
                                                   ===================================================================

See accompanying notes.

                                PRICESMART, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 1999

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW
     PriceSmart, Inc. ("PriceSmart" or the "Company") owns and operates merchandising businesses. The Company's primary business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 1999, there were seven warehouse stores in operation (three in Panama, and one each in Guatemala, Costa Rica, El Salvador and Honduras) of which the Company owns a majority interest. Also, there were five warehouse stores in operation (four in China and one in Saipan) licensed to and operated by local business people. Additionally, the Company operates a domestic travel business marketing primarily to Costco Companies, Inc. ("Costco") members.

BASIS OF PRESENTATION
     The condensed consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current period presentation.
-------------------------------------------------------------------------------

                                          Ownership       Basis of Presentation

Ventures Services, Inc.                       100%           Consolidated
PB Real Estate, S.A.                           51%           Consolidated
Price Costco de Panama, S.A.                   51%           Consolidated
PriceSmart (Guatemala), S.A.                   66%           Consolidated
PSMT Caribe, Inc.                              60%           Consolidated
PSMT Trinidad/Tobago LTD                       65%           Consolidated

-------------------------------------------------------------------------------

     The condensed consolidated interim financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
     The Company's fiscal year ends August 31. The Company's fiscal quarter ends are November 30, February 28 or in leap year February 29 and May 31. Fiscal 1999 refers to the fiscal year ended August 31, 1999.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

                   Building and improvements                      10-25 years
                   Fixtures and equipment                          3-7  years

MERCHANDISE INVENTORIES
     Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SEGMENT REPORTING
     The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which the Company adopted in fiscal 1999. SFAS No. 131 amends the requirements to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance and deciding how to allocate resources to segments. The Company principally operates under one segment in two geographic regions.


NOTE 3 - PROPERTY AND EQUIPMENT
     Property and equipment consist of the following (in thousands):


                                                 November 30,      August 31,
                                                    1999              1999
                                               --------------  ---------------

PROPERTY AND EQUIPMENT
     Land                                      $     17,195     $      8,709
     Building and improvements                       36,703           27,537
     Fixtures and equipment                          21,723           16,724
                                               --------------   --------------
                                                     75,621           52,970
     Less accumulated depreciation                   (5,314)          (4,463)
                                               --------------   --------------
Property and equipment, net                    $     70,307     $     48,507
                                               --------------   --------------
                                               --------------   --------------

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 4 - EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share is computed based on the weighted average shares outstanding in the period. Diluted earnings (loss) per share includes the effect of dilutive securities (options) except where their inclusion is antidilutive.

-------------------------------------------------------------------------------

      Computation of Net Income (Loss) Per Common Share (Basic and Diluted)
              (Unaudited - amounts in thousands, except share data)


                                                  For the Three Months
                                                    Ended November 30,
                                           -----------------------------------
                                                1999                 1998
                                           ---------------     ---------------

Net income (loss) used for basic
    and diluted computation                $     (2,768)       $       518
                                           ---------------     ---------------
                                           ---------------     ---------------
Weighted average number of
    Common shares outstanding                 5,086,797          5,309,285

Add:
    Assumed exercise of those options
    that are common stock equivalents              --              102,455
                                           ---------------     ---------------
Adjusted shares outstanding used
    for diluted computation                   5,086,797          5,411,740
                                           ---------------     ---------------
                                           ---------------     ---------------
Earnings (loss) per share:

    Basic                                  $      (0.54)       $      0.10
                                           ---------------     ---------------
                                           ---------------     ---------------
    Diluted                                $      (0.54)       $      0.10
                                           ---------------     ---------------
                                           ---------------     ---------------



     For the three months ended November 30, 1999 all of the assumed company stock options of 631,841 shares are excluded from diluted loss per share since their effect is antidilutive.
-------------------------------------------------------------------------------

PriceSmart, Inc.
Notes to Consolidated Financial Statements (Continued)


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     During the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances generated from non-owner sources which includes the Company's unrealized gains or losses on marketable securities and foreign currency translation adjustments. Consolidated comprehensive income
(loss) was as follows (in thousands):


                                                  For the Three Months
                                                    Ended November 30,
                                              ---------------------------
                                                 1999              1998
                                              ----------        ---------
Net income (loss)                             $   (2,768)       $     518
Unrealized gains on marketable securities            297               38
Foreign currency translation adjustments              32               --
                                              ----------        ---------
Comprehensive income (loss)                   $   (2,439)       $     556
                                              ----------        ---------
                                              ----------        ---------



NOTE 6 - LOAN AGREEMENT

     In October 1999, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with Citibank, N.A. for $5.9 million. The term of the loan is for five years and interest is calculated on the basis of six month LIBOR rate plus 4.0% (10.1575% at November 30, 1999). Minimum principal payments of approximately $215,000 are due quarterly, with the remaining balance of approximately $1.6 million due at the end of the loan term. The loan is collaterallized by the land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner, PSC, S.A. The loan is also subject to certain financial and operating covenants.

NOTE 7 - SUBSEQUENT EVENTS

     In January 2000, the Company established an $8.0 million revolving line of credit with Bank of America, N.A. providing for cash advances and for up to $1 million of letters of credit. The term of the revolving line of credit expires in December 2000 and interest is calculated on the basis of Bank of America, N.A.'s prime rate, IBOR plus one percentage point, or LIBOR plus one percentage point. The revolving line of credit is secured by marketable securities of the Company. The Company has full availability under the revolving line of credit and no draws on the line have been made.

     In December 1999, the Company, through its joint venture arrangement in El Salvador, entered into a loan agreement with Citibank, N.A. for $5.0 million. The term of the loan is for five years and interest is calculated on the basis of three month LIBOR rate per annum plus 4.0%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $218,750 are due quarterly, with approximately $1.5 million due and payable at the end of the loan term. The loan is collaterallized by the land, building, fixtures and equipment of the El Salvador joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner, PSC, S.A. The loan is also subject to certain financial and operating covenants.

PriceSmart, Inc.
Notes to Consolidated Financial Statements (Continued)


     In January 2000, the Company, through its joint venture arrangement in Panama, entered into a debt agreement with The Chase Manhattan Bank for $11.3 million. Advances will be through a secured revolving credit facility through November 20, 2000. Borrowings under the facility at November 20, 2000 will be converted to a secured five year term loan. Interest on the debt agreement is calculated on the basis of three month LIBOR rate plus 1.75%. Payments shall be made on a monthly basis, interest only while a revolving credit facility and interest plus principal payments of $188,333 during the term of the loan. The loan is collaterallized by the land and building of the underlying warehouses and guaranteed up to 51% by the Company and up to 49% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In January 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into two separate line of credit facilities of $2.0 million each, both of which are due in six months. Interest on both credit facilities is calculated on the basis of six month LIBOR plus 4.25% payable monthly. The full amount was drawn on the facilities for general working capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. (These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof.) These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on November 29, 1999.

     The following discussion and analysis compares the results of operations for each of the fiscal quarters ended November 30, 1999 and 1998, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

     In the first quarter of fiscal 2000, the Company opened two new US-style membership shopping warehouses under joint venture arrangements in Latin America; one in Honduras (September 1999) and one in Panama (November 1999), bringing the total number of warehouses in operation under joint venture arrangements to seven as of November 30, 1999. In mid December 1999 two additional warehouses were opened in the Dominican Republic. At the end of the first quarter of fiscal 1999, the Company had a total of two warehouses in operation under joint venture arrangements. Also, there were five warehouse stores in operation (four in China and one in Saipan) licensed to and operated by local business people at the end of the first quarter of fiscal 2000, versus three licensed warehouse stores (two in China and one in Saipan, Micronesia) at the end of the first quarter of fiscal 1999.

     Net warehouse sales (from the Company's joint venture locations in Latin America) increased 214% to $50.5 million for the three months ended November 30, 1999 from $16.1 million for the three months ended November 30, 1998. The increase quarter over quarter was a result of two new warehouses opened during the first quarter of fiscal 2000 and three new warehouses opened during fiscal 1999.

     The Company's warehouse gross margins (operating under joint venture arrangements) for the three months ended November 30, 1999 decreased slightly to 12.8% from 12.9% for the three months ended November 30, 1998.

     Export sales to the Company's licensee warehouses in Asia decreased to $275,000 for the three months ended November 30, 1999 from $2.3 million for the three months ended November 30, 1998. The decrease in export sales to Asian licensee warehouses between fiscal quarters was primarily due to a change in the mix of licensee warehouses and the overall volume of licensee exported sales.

     The Company's export sales gross margin for the three months ended November 30, 1999 was 3.3% compared to 2.8% for the three months ended November 30, 1998. The change in gross margin percentage quarter over quarter is attributable to the varying agreements with its licensees that the Company can earn.

     Membership, royalties and fees increased to $1.4 million for the three months ended November 30, 1999 from $357,000 for the three months ended November 30, 1998. Membership fees (including other warehouse income) increased to $1.2 million for the three months ended November 30, 1999 from $48,000 for the three months ended November 30, 1998. The increase quarter over quarter was primarily a result of the new Latin American warehouse openings and an increase in the average memberships per warehouse.

     Auto, travel and other program revenues decreased to $1.8 million for the three months ended November 30, 1999 from $3.2 million for the three months ended November 30, 1998. The decrease was due to the sale of the auto referral business in mid fiscal 1999, partially offset by an increase in travel program revenues. The travel program generates most of its revenue through an agreement with Costco Companies, Inc. ("Costco"). The Company recently extended the agreement with Costco through February 2000, but there can be no assurance the agreement will be further extended. However, in anticipation of the expiration of the Costco travel service contract, the Company has entered into several agreements, which have included Farmers Insurance Group and 20th Century Insurance Group, pursuant to which the Company will offer discount travel services to new customers, employees and agents.

     Selling, general and administrative expenses include the operating expenses related to the Company's warehouse operations; operating expenses related to the auto, travel and other programs and corporate administrative expenses. Selling, general and administrative expenses increased to $11.3 million for the three months ended November 30, 1999 from $7.2 million for the three months ended November 30, 1998. Warehouse operating expenses increased for the three months ended November 30, 1999 primarily due to the new warehouses opened. Corporate administrative expenses have increased to support the Company's planned expansion of opening six to ten additional warehouses throughout fiscal 2000, two of which opened in the first quarter of fiscal 2000 and two of which opened during the second quarter of fiscal 2000.

     Preopening expenses, which represent expenses incurred before a store is opened, increased to $2.4 million for the three months ended November 30, 1999 from $185,000 for the three months ended November 30, 1998. The increase in pre-opening expenses is a result of the Company's planned expansion of warehouses throughout Latin America.

     Interest income, net, reflects earnings on marketable securities, cash and cash equivalent balances, city notes receivable and certain secured notes receivable from buyers of formerly owned properties and is reduced by interest expense on bank borrowings at the Company's joint ventures. Interest income, net, decreased to $790,000 for the three months ended November 30, 1999 from $1.3 million for the three months ended November 30, 1998 primarily due to decreased balances in cash and cash equivalents and marketable securities as a result of the use of cash to finance the Company's expansion and increased interest expense on bank borrowing during the first quarter of fiscal 2000.

     Other income (expense), consists primarily of gain or losses on the sale of marketable securities and the results from the Company's real estate operations. For the three months ended November 30, 1999, other expense was $187,000 and consists of a net loss on the sale of marketable securities of $123,000 and a loss from the real estate operations of $64,000. For the three months ended November 30, 1998, other income was $904,000, and consists of a net gain on the sale of marketable securities of $611,000 and income from the real estate operations of $293,000. The Company expects to wind down its remaining real estate operations in fiscal 2000 as it sells its remaining properties held for sale.

     Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders respective interest.

     The provision for income taxes relates to foreign taxes on the Company's respective share of profit of the Company's Panama joint venture. No deferred tax benefit has been recognized on net operating losses. Because the realization of such deferred tax assets is not certain, a full valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirement is the financing of land acquisition, construction and equipment costs for new warehouses plus the cost of pre-opening and working capital requirements, through investments in foreign joint ventures.

     During fiscal 2000, management's current intention is to spend an aggregate of approximately $91.0 million (primarily through its foreign joint ventures) for expansion in Latin America and the Caribbean to open up to ten new warehouses. However, actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign joint ventures, intends to borrow approximately $64.0 million during fiscal 2000 to finance these expenditures which will be secured by the land, building, equipment and inventories at the new warehouses.

     In October 1999, the Company's Costa Rican subsidiary entered into a five-year bank term loan with Citibank with a principal amount of approximately $5.9 million. The loan requires the principal payment of twenty quarterly installments of approximately $215,000, starting January 2000, and the final payment of approximately $1.6 million in October 2004. In addition, the loan requires monthly payments of interest at six-month LIBOR plus four percentage points (10.1575% as of November 30, 1999).

     In December 1999, the Company, through its joint venture arrangement in El Salvador, entered into a loan agreement with Citibank, N.A. for $5.0 million. The term of the loan is for five years and interest is calculated on the basis of three month LIBOR rate per annum plus 4.0%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $218,750 are due quarterly, with approximately $1.5 million due and payable at the end of the loan term. The loan is collaterallized by the land, building, fixtures and equipment of the El Salvador joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner, PSC, S.A. The loan is also subject to certain financial and operating covenants.

     In January 2000, the Company, through its joint venture arrangement in Panama, entered into a debt agreement with The Chase Manhattan Bank for $11.3 million. Advances will be through a secured revolving credit facility through November 20, 2000. Borrowings under the facility at November 20, 2000 will be converted to a secured five year term loan. Interest on the debt agreement is calculated on the basis of three month LIBOR rate plus 1.75%. Payments shall be made on a monthly basis, interest only while a revolving credit facility and interest plus principal payments of $188,333 during the term of the loan. The loan is collaterallized by the land and building of the underlying warehouses and guaranteed up to 51% by the Company and up to 49% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In January 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into two separate line of credit facilities of $2.0 million each, both of which are due in six months. Interest on both credit facilities is calculated on the basis of six month LIBOR plus 4.25% payable monthly. The full amount was drawn on the facilities for general working capital.

     In January 2000, the Company entered into a one-year line of credit agreement with Bank of America with an amount of $8.0 million. Interest is payable monthly at Bank of America's Prime Rate. All principal is due on the expiration date (December 31, 2000) of the line of credit. Corporate bonds and money market mutual funds based on an 80% advance rate for corporate bonds and a 90% advance rate for money market mutual funds secure advances against the line of credit.

     In addition to the above borrowings, the Company is currently evaluating several financing proposals and believes that the financing facilities for the new warehouse locations will be completed as required. The balance of these expenditures will be financed through a combination of cash, cash equivalents, marketable securities, cash from operations of the Company's businesses, payments from the city notes and other note receivables.

     The Company believes that borrowings under its current credit facilities, together with its other sources of liquidity described above, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

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

     The Company has experienced no year 2000 adverse effects on its internal systems or any involved in its supply chain, including purchasing, distribution, sales, and accounting. Also, no errors were found related to date processing before or after January 1, 2000, including treatment of year 2000 as a leap year. The Company will continue to monitor its hardware, software, and imbedded systems as they are added or modified.

     Additionally, the Company has contacted significant vendors, suppliers, financial institutions and other third party providers upon which its business depends in an effort to determine such providers' year 2000 readiness. The Company has evaluated the potential business impact of non-responsive or non-compliant providers and endeavors to make contingency plans as needed. These efforts have been designed to minimize the impact to the Company in the event these providers have failed to remediate any year 2000 issues. The Company can give no assurances that such providers or such contingency plans will be successful in resolving all year 2000 issues, and the failure of such providers to comply on a timely basis could have an adverse effect on the Company.

     A significant part of the Company's business is derived from its activities in Latin America and Asia. The Company's business could be adversely impacted in the event business activities in Latin America and Asia are disrupted due to year 2000 issues, with the extent of such impact dependent upon the extent of such disruption, which may vary from country to country. The Company's business could also be adversely impacted by supply chain disruption due to vendor and supplier business interruption. To date there has been no year 2000 adverse effects noted in the Company's foreign operations.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company, through its joint ventures, conducts international operations primarily in Latin America, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange. During fiscal 1999, the Company opened warehouses in three foreign countries through joint venture arrangements. Thus far in fiscal 2000 the Company has opened warehouses in two additional foreign countries through joint venture arrangements. For the three months ended November 30, 1999, approximately 67% of the Company's net warehouse sales were in foreign currencies. The Company's future expansion plans anticipate entry into additional foreign countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

     Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $212,000 for the three months ended November 30, 1999 compared to none for the three months ended November 30, 1998. Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $245,000 for fiscal 1999.

     Revenue generated in Asia through export sales to licensees declined significantly as a result of economic instability in this region during fiscal 1999. Further declines in export sales are not expected due to the opening of two new licensee warehouses in China during fiscal 1999.

     Foreign currencies in most of the Latin American and Caribbean countries have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDF) and internal hedging procedures. As of November 30, 1999, the Company had $3.2 million in NDF's expiring at different dates through January 17, 2000. The cost associated with these contracts through November 30, 1999 was not material. The Company will continue to purchase NDF's where necessary to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized during fiscal 1999 (including the cost of the NDF's) was approximately $538,000 and $347,000 for the three months ended November 30, 1999.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits:

          27.1 Financial Data Schedule

       (b) No reports on Form 8-K were filed for the three months ended November 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PriceSmart, Inc.
                                          REGISTRANT





Date: January 12, 2000                    /s/ Gilbert A. Partida
                                          ----------------------
                                          Gilbert A. Partida
                                          President and Chief Executive Officer




Date: January 12, 2000                    /s/ Allan C. Youngberg
                                          ----------------------
                                          Allan C. Youngberg
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)