Form 10-Q
period 2000-02-29
PRICESMART INC
filed 2000-04-11
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

     The registrant had 5,147,896 shares of its common stock, par value $.0001 per share, outstanding at February 29, 2000.



                                PRICESMART, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                           PAGE

       Condensed Consolidated Balance Sheets as of February 29, 2000
          (Unaudited) and August 31, 1999                                                   3

       Condensed Consolidated Statements of Operations (Unaudited)
          for the three and six months ended February 29, 2000 and February 28,
          1999                                                                              4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the six months ended February 29, 2000 and February 28, 1999                  5

       Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
          for the six months ended February 29, 2000                                        6

       PriceSmart, Inc. Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                                      7-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                          13-17


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                                     18


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                          19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                    19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS                               19

ITEM 5. OTHER INFORMATION                                                                  19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   20



                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                PRICESMART, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       February 29,        August 31,
                                                                          2000               1999
                                                                       ------------    --------------
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                         $    17,659      $    14,957
     Marketable securities                                                   5,471           17,627
     Receivables, net of allowance for doubtful accounts                     2,247            4,149
     Merchandise inventories                                                34,946           25,919
     Prepaid expenses and other current assets                               2,279            2,681
     City notes receivable, current portion                                  2,423            2,500
     Property held for sale, net                                             1,652            2,126
                                                                       ------------    --------------
Total current assets                                                        66,677           69,959
                                                                       ------------    --------------
OTHER ASSETS:
     Property and equipment, net                                            88,108           48,507
     Restricted cash                                                         3,750           10,195
     Deposits on land purchases                                                 --            2,112
     City notes receivable, less current portion                            16,580           17,006
     Notes receivable and other                                              4,437            4,295
                                                                       ------------    --------------
TOTAL ASSETS                                                           $   179,552      $   152,074
                                                                       ------------    --------------
                                                                       ------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $    22,425      $    24,679
     Accrued salaries, benefits and related                                  4,473            1,760
     Deferred membership income                                              3,116            1,998
     Long-term debt, current portion                                         7,129              707
     Other accrued expenses                                                  3,693            3,369
                                                                       ------------    --------------
Total current liabilities                                                   40,836           32,513
                                                                       ------------    --------------
Long-term debt, less current portion                                        24,074            7,787
                                                                       ------------    --------------
Total liabilities                                                           64,910           40,300
                                                                       ------------    --------------
Minority interest                                                           21,600           17,913
Commitments and contingencies                                                   --               --
STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares
      authorized, none issued                                                   --               --
     Common stock, $.0001 par value, 15,000,000 shares authorized, and 6,044,073 and 5,991,256 shares issued at
        February 29, 2000 and August 31, 1999, respectively                      1                1
     Additional paid-in capital                                            112,498          111,483
     Notes receivable from stockholders                                      (850)            (950)
     Deferred compensation                                                   (980)          (1,282)
     Accumulated other comprehensive loss                                    (309)            (453)
     Accumulated deficit                                                   (3,426)            (864)
     Less: Treasury stock at cost, 896,177 and  907,898 shares at
                February 29, 2000 and August 31, 1999, respectively       (13,892)         (14,074)
                                                                       ------------    --------------
Total stockholders' equity                                                  93,042           93,861
                                                                       ------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   179,552      $   152,074
                                                                       ------------    --------------
                                                                       ------------    --------------


See accompanying notes.


                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended                Six Months Ended
                                        ----------------------------------------------------------------------
                                             February 29,      February 28,    February 29,    February 28,
                                                2000              1999            2000            1999
                                            ---------------   ---------------  --------------- ---------------
REVENUES
     SALES:
        Net warehouse                        $   75,458        $   17,544         $125,940      $   33,662
        Export                                      146             2,019              421           4,328
     Membership fees and royalties                1,834               501            3,171             858
     Travel and other programs                    2,674             1,717            4,569           2,997
     Auto                                            --             1,988               --           3,945
                                             ---------------   ---------------  --------------- ---------------
TOTAL REVENUES                                   80,112            23,769          134,101          45,790
                                             ---------------   ---------------  --------------- ---------------
EXPENSES:
     COST OF GOODS SOLD:
        Net warehouse                            66,131            15,302          110,170          29,340
        Export                                      139             1,950              405           4,194
     Selling, general and administrative         12,782             8,188           24,128          15,417
     Preopening expenses                          1,046               464            3,289             649
                                             ---------------   ---------------  --------------- ---------------
TOTAL EXPENSES                                   80,098            25,904          137,992          49,600
                                             ---------------   ---------------  --------------- ---------------
OPERATING INCOME (LOSS)                              14            (2,135)          (3,891)         (3,810)
                                             ---------------   ---------------  --------------- ---------------
OTHER:
     Interest income, net                           476             1,191            1,123           2,513
     Other income (expense)                          31               627             (156)          1,531
     Minority interest                             (227)              (71)             449             (93)
                                             ---------------   ---------------  --------------- ---------------
TOTAL OTHER                                         280             1,747            1,416           3,951
                                             ---------------   ---------------  --------------- ---------------
Income (loss) before provision for                  294              (388)          (2,475)            141
income taxes                                 ---------------   ---------------  --------------- ---------------

Provision for income taxes                           87                81               87              92
                                             ---------------   ---------------  --------------- ---------------
NET INCOME (LOSS)                            $      207         $    (469)         $(2,562)     $       49
                                             ---------------   ---------------  --------------- ---------------
                                             ---------------   ---------------  --------------- ---------------
EARNINGS (LOSS) PER SHARE:
     Basic                                   $     0.04         $   (0.09)         $ (0.50)     $     0.01
                                             ---------------   ---------------  --------------- ---------------
                                             ---------------   ---------------  --------------- ---------------
     Diluted                                 $     0.04         $   (0.09)         $ (0.50)     $     0.01
                                             ---------------   ---------------    ------------- ---------------
                                             ---------------   ---------------  --------------- ---------------
SHARES USED IN PER SHARE COMPUTATION:
     Basic                                        5,114             5,036            5,100           5,175
                                             ---------------   ---------------  --------------- ---------------
                                             ---------------   ---------------  --------------- ---------------
     Diluted                                      5,734             5,036            5,100           5,349
                                             ---------------   ---------------  --------------- ---------------
                                             ---------------   ---------------  --------------- ---------------



See accompanying notes.


                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                    Six Months Ended
                                                                       -------------------------------------
                                                                             February 29,    February 28,
                                                                               2000              1999
                                                                       ------------------ ------------------
OPERATING ACTIVITIES
Net income (loss)                                                      $     (2,562)       $       49
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                               1,948              711
    Allowance for doubtful accounts                                            (106)               73
    Income tax charge                                                             87               92
    Minority interest                                                          (470)               93
    Compensation expense recognized for stock options                            302              727
    Change in operating assets and liabilities
       Restricted cash                                                         6,445          (3,074)
       Accounts receivable and other assets                                  (6,583)            2,764
       Accounts payable and other liabilities                                  1,814            3,645
                                                                       ------------------ ------------------
Net cash flows provided by operating activities                                  875            5,080

INVESTING ACTIVITIES
    Purchases of marketable securities                                            --         (39,672)
    Sale of marketable securities                                             12,156           58,114
    Additions to property and equipment                                     (39,437)          (8,930)
    Payments of notes receivable                                                 361            1,203
    Other                                                                        103               --
                                                                       ------------------ ------------------
Net cash flows provided by (used in) investing activities                   (26,817)           10,715

FINANCING ACTIVITIES
    Proceeds from property held for sale                                         440            1,221
    Proceeds (repayment) from bank borrowings, net                            22,709          (3,782)
    Contributions by minority interest shareholders                            4,157              813
    Proceeds from exercise of stock options                                    1,197              170
    Received payment on officers' notes receivable                               100               --
    Issuance of common stock                                                      --               84
    Purchases of treasury stock                                                   --          (6,605)
                                                                       ------------------ ------------------
Net cash flows provided by (used in) financing activities                     28,603          (8,099)

Effect of exchange rate changes on cash
     and cash equivalents                                                         41             (31)
                                                                       ------------------ ------------------
Net increase in cash and cash equivalents                                      2,702            7,665

Cash and equivalents at beginning of period                                   14,957            5,639
                                                                       ------------------ ------------------
Cash and equivalents at end of period                                  $      17,659    $      13,304
                                                                       ------------------ ------------------
                                                                       ------------------ ------------------
Supplemental disclosure of cash flow information
    Cash paid during the period for:
    Interest                                                           $         690    $          58
    Income Taxes                                                       $         423    $         129


See accompanying notes.


                                PRICESMART, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                                                                      Other
                                                               Additional   Notes Receivable                       Comprehensive
                                             Common stock       Paid-in           from             Deferred            Income
                                          Shares   Amount       Capital       Stockholders       Compensation          (Loss)
                                          -----------------------------------------------------------------------------------------
Balance at August 31, 1999                    5,991        $1     $111,483              $(950)          $(1,282)             $(453)

    Exercise of stock options                    53                  1,015

    Amortization of deferred
    compensation
                                                                                                            302
    Payment on Officers' Notes                                                            100

    Net loss

    Unrealized gain on marketable
    securities                                                                                                                  103

    Translation adjustment                                                                                                       41


    Comprehensive loss

                                          -----------------------------------------------------------------------------------------
Balance at February 29, 2000                  6,044        $1     $112,498              $(850)            $ (980)            $(309)
                                          =========================================================================================


                                                             Less:
                                          Retained      Treasury stock          Total
                                          Earnings          at Cost         Stockholders'
                                         (Deficit)   Shares    Amount           Equity
                                        ----------------------------------------------------
Balance at August 31, 1999                    $(864)     908     $(14,074)          $93,861

    Exercise of stock options                           (12)          182             1,197

    Amortization of deferred
    compensation
                                                                                        302

    Payment on Officers' Notes                                                          100

    Net loss                                 (2,562)                                 (2,562)

    Unrealized gain on marketable
    securities                                                                          103

    Translation adjustment                                                               41

                                                                           -----------------
    Comprehensive loss                                                              (2,418)

                                        ----------------------------------------------------
Balance at February 29, 2000                $(3,426)     896     $(13,892)          $93,042
                                        ====================================================



See accompanying notes.

                                PRICESMART, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW: PriceSmart, Inc.'s ("PriceSmart" or the "Company") business is international merchandising consisting of membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of February 29, 2000, there were nine warehouse stores in operation (three in Panama, two in the Dominican Republic, and one each in Guatemala, Costa Rica, El Salvador and Honduras) of which the Company owns a majority interest. Also, there were five warehouse stores in operation (four in China and one in Saipan) licensed to and operated by local business people. Additionally, until March 1, 2000, the Company operated a domestic travel business marketed primarily to Costco Companies, Inc. ("Costco") members (see Note 8 - Subsequent Events).

BASIS OF PRESENTATION: The condensed consolidated financial statements include the assets, liabilities and results of operations of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current period presentation.


--------------------------------------------------------------------------------
                                     Ownership       Basis of Presentation
                                     -------------   ---------------------
Ventures Services, Inc.                     100%         Consolidated
PriceSmart Guatemala                         66%         Consolidated
PriceSmart Panama                            51%         Consolidated
PriceSmart Trinidad                          65%         Consolidated
PSMT Caribe:
     Costa Rica                              60%         Consolidated
     Dominican Republic                      60%         Consolidated
     El Salvador                             60%         Consolidated
     Honduras                                60%         Consolidated
--------------------------------------------------------------------------------


     The condensed consolidated interim financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year ends August 31. The Company's fiscal quarter ends are November 30, February 28 or in leap year February 29 and May 31.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)


PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

                   Building and improvements                      10-25 years
                   Fixtures and equipment                           3-7 years

MERCHANDISE INVENTORIES: Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

SEGMENT REPORTING: The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which the Company adopted in fiscal 1999. SFAS No. 131 amends the requirements to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance and deciding how to allocate resources to segments. The Company principally operates under one segment in two geographic regions.


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):


                                                     February 29,      August 31,
                                                          2000            1999
                                                  ---------------     ---------------
PROPERTY AND EQUIPMENT
     Land                                            $     21,398      $       8,709
     Building and improvements                             31,464             20,413
     Fixtures and equipment                                25,817             16,724
     Construction in progress                              15,840              7,124
                                                     ---------------   --------------
                                                           94,519             52,970
     Less accumulated depreciation                         (6,411)            (4,463)
                                                     ---------------   --------------
              Property and equipment, net             $    88,108      $      48,507
                                                     ---------------   --------------
                                                     ---------------   --------------

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)


NOTE 4 - EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed based on the weighted average shares outstanding in the period. Diluted earnings (loss) per share includes the effect of dilutive securities (options) except where their inclusion is antidilutive.


--------------------------------------------------------------------------------
            Computation of Net Income (Loss) Per Common Share (Basic
                 and Diluted) (Unaudited - amounts in thousands,
                             except per share data)

                                                       Three Months Ended                        Six Months Ended
                                           -----------------------------------  ----------------------------------
                                               February 29,         February 28,     February 29,    February 28,
                                                  2000               1999               2000           1999
                                            ----------------- ----------------  ---------------------------------
Net income (loss) used for basic
     and diluted computation                $          207    $       (469)     $     (2,562)    $          49
                                            ----------------- ----------------  ---------------------------------
                                            ----------------- ----------------  ---------------------------------
Weighted average number of
     Common shares outstanding                       5,114            5,036             5,100            5,175

Add:
     Assumed exercise of those options
        that are common stock equivalents              620               --                --              174
                                            ----------------- ----------------  ---------------------------------
Adjusted shares outstanding used
     for diluted computation                         5,734            5,036             5,100            5,349
                                            ----------------- ----------------  ---------------------------------
                                            ----------------- ----------------  ---------------------------------
Earnings (loss) per share:

     Basic                                  $         0.04    $      (0.09)     $      (0.50)    $        0.01
                                            ----------------- ----------------  ---------------------------------
                                            ----------------- ----------------  ---------------------------------
     Diluted                                $         0.04    $      (0.09)     $      (0.50)    $        0.01
                                            ----------------- ----------------  ---------------------------------
                                            ----------------- ----------------  ---------------------------------



All of the assumed exercises of company stock options into common shares are excluded from diluted loss per share since their effect is antidilutive.
--------------------------------------------------------------------------------

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)


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


                                                       Three Months Ended                 Six Months Ended
                                           -------------------------------------  -------------------------------
                                            February 29,         February 28,     February 29,        February 28,
                                                2000               1999              2000               1999
                                            ----------------- ----------------  ---------------------------------
Net income (loss)                           $          207    $        (469)     $     (2,562)    $         49
Unrealized gain (loss)
    on marketable securities                           (16)             460               103              498
Foreign currency translation adjustments                 9              (31)               41              (31)
                                            ----------------- ----------------  ---------------------------------
Comprehensive income (loss)                 $          200    $         (40)     $     (2,418)    $        516
                                            ----------------- ----------------  ---------------------------------
                                            ----------------- ----------------  ---------------------------------


NOTE 6 - LOAN AGREEMENTS

     In May 1999, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with Banco Bilbao Vizcaya, S.A. for $3.8 million. The term of the loan is for three years and requires quarterly interest payments at 14%. The loan matures on May 31, 2002, at which time the principal amount is due. The loan is secured by a collateral deposit of $3.8 million contributed by the Company and its joint venture arrangement in Costa Rica, which earns interest of 13.75% per annum.

     In October 1999, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with CitiBank, N.A. for $5.9 million. The term of the loan is for five years and interest is calculated on the basis of six-month LIBOR (6.1575% at February 29, 2000) rate plus 4.0%. Minimum principal payments of approximately $215,000 are due quarterly, with the remaining balance of approximately $1.6 million due at the end of the loan. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In December 1999, the Company, through its joint venture arrangement in El Salvador, entered into a loan agreement with CitiBank, N.A. for $5.0 million. The term of the loan is for five years and interest is calculated on the basis of three-month LIBOR (6.10875% at February 29, 2000) rate per annum plus 4.0%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $218,750 are due quarterly, with approximately $1.5 million due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the El Salvador joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In December 1999, the Company, through its joint venture arrangement in Panama, entered into a debt agreement with The Chase Manhattan Bank for $11.3 million. Advances will be through a secured revolving credit facility through November 20, 2000. Outstanding borrowings under the facility at November 20, 2000 will be converted to a secured five year term loan. Interest on the debt agreement is calculated on the basis of three-month LIBOR rate plus 1.75%. Payments are made on a monthly basis, interest only while a revolving credit facility and interest plus principal payments of $188,333 after the loan is converted to a term loan. The loan is collateralized by certain land and building of the underlying warehouses and guaranteed by the Company to the extent of its ownership interest. As of February 29, 2000, the Company had borrowings of $7.6 million under the revolving credit facility. The loan is also subject to certain financial and operating covenants.

     In January 2000, the Company established an $8.0 million revolving line of credit with Bank of America, N.A. providing for cash advances and for up to $1 million of letters of credit. The term of the revolving line of credit expires in December 2000 and interest is calculated on the basis of Bank of America, N.A.'s prime rate, LIBOR plus one percentage point, or LIBOR plus one percentage point. The revolving line of credit is secured by marketable securities of the Company. As of February 29, 2000, the Company has full availability under the revolving line of credit and no draws on the line have been made to date.

     In January 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into two separate line of credit facilities of $2.0 million each, both of which are due in six months. Interest on both credit facilities is calculated on the basis of six-month LIBOR plus 4.25% and is payable monthly. As of February 29, 2000, the full amount was drawn on the facilities for general working capital.

     In February 2000, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with the Commercial International Bank & Trust Co. Ltd. for $3.9 million. As of February 29, 2000, the Company has borrowed $900,000 under the loan agreement. The remaining $3 million will be borrowed for future warehouse developments. The term of the loan is for five years and interest is calculated on the basis of the prime rate (8.75% at February 29, 2000) per annum plus 2.0%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $139,286 are due quarterly, with approximately $1.1 million due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In February 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into a loan agreement with Banco Nacional de Credito, S.A. for $4.2 million. The term of the loan is for five years and interest is calculated on the basis of six-month LIBOR rate per annum plus 5.645%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $207,650 are due quarterly. The loan is collateralized by certain land, building, fixtures and equipment of the Dominican Republic joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     In late February 2000, the Company, through its joint venture arrangement in Honduras, entered into a loan agreement with CitiBank, N.A. for $3.5 million (proceeds from the loan were received subsequent to February 29, 2000). The term of the loan is for five years and interest is calculated on the basis of three-month LIBOR rate per annum plus 5.125%. Interest payments are required to be made on a monthly basis. Minimum principal payments of $140,000 are due quarterly, with approximately $800,000 due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8 - SUBSEQUENT EVENTS

ADDITIONAL LOANS: In March 2000, the Company, through its joint venture arrangements in the Dominican Republic, entered into a 180-day bridge loan, which converts to a five-year term loan, with Banco Dominicano del Progreso, S.A. for $7.0 million. Interest on the bridge loan is 11.5% and three month LIBOR plus 4.5% on the term loan. Interest payments are required to be made on a monthly basis. Minimum principal payments of $350,000 are due quarterly. The loan is collateralized by certain land, building, fixtures and equipment of the Dominican Republic joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

SALE OF TRAVEL BUSINESS: On March 1, 2000, the Company sold its travel business for $1.5 million to Club-4U under an asset purchase agreement ("purchase agreement"). Club-4U, a California corporation, was formed to purchase the travel business and is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement , Club-4U acquired the assets primarily used in connection with the travel business, subject to liabilities under the travel business existing contracts, resulting in a gain of approximately $1.1 million to be recognized in the third quarter of fiscal 2000.

ACQUISITION OF PANAMA MINORITY INTEREST: In March 2000, the Company entered into an agreement to acquire sole ownership of the PriceSmart Panama business, which previously has been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a Director of PriceSmart.

     In return for BB&M's 49% interest, PriceSmart agreed to convey to BB&M's principals 306,748 shares of PriceSmart common stock (which will be restricted from being sold for one year). The Panama operations currently consist of three stores in Panama City with a fourth currently under construction. The acquisition of all the stock held by BB&M will be accounted for by the purchase method of accounting.

CITY NOTE SALE: On April 5, 2000, the Company entered into an agreement to sell up to ten notes receivable from various municipalities and agencies, known as the "City Notes" (see "Note 5 - City Notes Receivable" in the notes to the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K), to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust.

     The aggregate purchase price to be paid by the Trust for the City Notes is $22.5 million. Initially, the Company will sell six of the City Notes to the Trust for $11.5 million. The remaining City Notes will be sold to the Trust upon receipt of consents to assignment of those notes from the municipalities/agencies that issued the notes. The Company expects to receive such consents within 45 days. The Company will recognize a gain of approximately $3.9 million arising from this transaction that will be recognized in the third quarter of fiscal 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. (These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof). These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on November 29, 1999.

     The following discussion and analysis compares the results of operations for each of the fiscal quarters ended February 29, 2000 and February 28, 1999, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

     In the first quarter of fiscal 2000, the Company opened two new US-style membership shopping warehouses under joint venture arrangements in Latin America; one in Honduras (September 1999) and one in Panama (November 1999). In the second quarter of fiscal 2000, the Company opened two additional new US-style membership shopping warehouses under joint venture arrangements in the Dominican Republic (both in December 1999), bringing the total number of warehouses in operation under joint venture arrangements to nine as of February 29, 2000, compared to two warehouses at the end of the same period last year. Also, there were five warehouse stores in operation (four in China and one in Saipan) licensed to and operated by local business people at the end of the second quarter of fiscal 2000, versus four licensed warehouse stores (three in China and one in Saipan, Micronesia) at the end of the second quarter of fiscal 1999.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     Net warehouse sales (from the Company's joint venture locations) increased 331% to $75.5 million for the three months ended February 29, 2000 from $17.5 million for the three months ended February 28, 1999. The increase was a result of four new warehouses opened during the first and second quarters of fiscal 2000 and three new warehouses opened during fiscal 1999.

     The Company's warehouse gross margins (operating under joint venture arrangements) for the three months ended February 29, 2000 decreased slightly to 12.4% from 12.8% for the three months ended February 28, 1999, primarily a result of lower prices at new warehouse openings.

     Export sales to the Company's licensee warehouses in Asia decreased to $146,000 for the three months ended February 29, 2000 from $2.0 million for the three months ended February 28, 1999, due to the Company's focus on company owned warehouses.

     Membership fees and royalties increased to $1.8 million for the three months ended February 29, 2000 from $501,000 for the three months ended February 28, 1999. Membership fees (including other warehouse income) increased to $1.6 million for the three months ended February 29, 2000 from $144,000 for the three months ended February 28, 1999. The increase quarter over quarter was primarily a result of the new warehouse openings and an increase in the average memberships per warehouse.

     Travel and other program revenues increased to $2.7 million for the three months ended February 29, 2000 from $1.7 million for the three months ended February 28, 1999. For the three months ended February 29, 2000, travel revenue was $2.4 million compared to $1.6 million for the same period last year. The travel program generated most of its revenues through an agreement with Costco Companies, Inc. ("Costco") and referral commissions. The auto referral business was sold in April 1999.

     Selling, general and administrative expenses include the operating expenses related to the Company's warehouse operations; corporate administrative expenses and operating expenses related to the auto, travel and other programs. Selling, general and administrative expenses increased to $12.8 million for the three months ended February 29, 2000 from $8.2 million for the three months ended February 28, 1999. Warehouse operating expenses increased for the three months ended February 29, 2000, primarily due to the new warehouses opened. Corporate administrative expenses have increased to support the Company's planned expansion of ten additional warehouses throughout fiscal 2000, four of which have opened year-to-date. The Company has also incurred incremental one-time development costs of approximately $575,000 as a part of its planned expansion efforts, which are included in corporate administrative expenses.

     Preopening expenses, which represent expenses incurred before a warehouse store is opened, increased to $1.0 million for the three months ended February 29, 2000 from $464,000 for the three months ended February 28, 1999. The increase in preopening expenses is a result of the Company's planned expansion of warehouses throughout Latin America.

     Interest income, net, reflects earnings on marketable securities, cash and cash equivalent balances, city notes receivable and certain secured notes receivable from buyers of formerly owned properties and is reduced by interest expense on bank borrowings at the Company's joint ventures. Interest income, net, decreased to $476,000 for the three months ended February 29, 2000 from $1.2 million for the three months ended February 28, 1999 primarily due to decreased balances in cash and cash equivalents and marketable securities as a result of the use of cash to finance the Company's expansion and increased interest expense on bank borrowings during the second quarter of fiscal 2000.

     Other income (expense) consists primarily of gain or losses on the sale of marketable securities and the results from the Company's real estate operations. For the three months ended February 29, 2000, other income was $31,000 and consists of a net gain on the sale of marketable securities of $19,000, a loss from the real estate operations of $62,000, and a gain on the sale of assets of $74,000. For the three months ended February 28, 1999, other income was $627,000, and consists of a net loss on the sale of marketable securities of $293,000 and income from the real estate operations of $920,000, which includes gains on sales of property. The Company expects to wind down its remaining real estate operations in fiscal 2000 as it sells its remaining properties held for sale.

     Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders respective interest.

     The provision for income taxes relates to taxes on foreign operations. No deferred tax benefit has been recognized on net operating losses and start up costs. Because the realization of such deferred tax assets is not certain, a full valuation allowance was established.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

     Net warehouse sales (from the Company's joint venture locations) increased 274% to $125.9 million for the six months ended February 29, 2000 from $33.7 million for the six months ended February 28, 1999. The increase was primarily a result of four new warehouses opened during the first half of fiscal 2000 and three new warehouses opened during fiscal 1999.

     The Company's warehouse gross margins (operating under joint venture arrangements) for the six months ended February 29, 2000 decreased slightly to 12.5% from 12.8% for the six months ending February 28, 1999, primarily a result of lower prices at new warehouse openings.

     Export sales to the Company's licensee warehouses in Asia decreased to $421,000 for the six months ended February 29, 2000 from $4.3 million for the six months ended February 28, 1999, due to the Company's focus on company owned warehouse.

     Membership fees and royalties increased to $3.2 million for the six months ended February 29, 2000 from $858,000 for the six months ended February 28, 1999. Membership fees (including other warehouse income) increased to $2.8 million for the six months ended February 29, 2000 from $192,000 for the six months ended February 28, 1999. The increase was primarily a result of the new warehouse openings and an increase in the average memberships per warehouse.

     Travel and other program revenues increased to $4.6 million for the six months ended February 29, 2000 from $3.0 million for the six months ended February 28, 1999. For the six months ended February 29, 2000, travel revenue was $4.0 million compared to $2.8 million for the same period last year. The travel program generated most of its revenues through an agreement with Costco Companies, Inc. ("Costco") and referral commissions. The auto referral business was sold in April 1999.

     Selling, general and administrative expenses include the operating expenses related to the Company's warehouse operations; corporate administrative expenses and operating expenses related to the auto, travel and other programs. Selling, general and administrative expenses increased to $24.1 million for the six months ended February 29, 2000 from $15.4 million for the six months ended February 28, 1999. Warehouse operating expenses increased for the six months ended February 29, 2000 primarily due to the new warehouses opened. Corporate administrative expenses have increased to support the Company's planned expansion of ten additional warehouses throughout fiscal 2000, four of which have opened year-to-date. The Company has also incurred incremental one-time development costs of approximately $817,000 as a part of its planned expansion efforts, which are included in corporate administrative expenses.

     Preopening expenses, which represent expenses incurred before a warehouse store is opened, increased to $3.3 million for the six months ended February 29, 2000 from $649,000 for the six months ended February 28, 1999. The increase in preopening expenses is a result of the Company's planned expansion of warehouses throughout Latin America.

     Interest income, net, reflects earnings on marketable securities, cash and cash equivalent balances, city notes receivable and certain secured notes receivable from buyers of formerly owned properties and is reduced by interest expense on bank borrowings at the Company's joint ventures. Interest income, net, decreased to $1.1 million for the six months ended February 29, 2000 from $2.5 million for the six months ended February 28, 1999 primarily due to decreased balances in cash and cash equivalents and marketable securities as a result of the use of cash to finance the Company's expansion and increased interest expense on bank borrowings during the first half of fiscal 2000.

     Other income (expense) consists primarily of gain or losses on the sale of marketable securities and the results from the Company's real estate operations. For the six months ended February 29, 2000, other expense was $156,000 and consists of a net loss on the sale of marketable securities of $104,000, a loss from the real estate operations of $126,000 and gain on the sale of assets of $74,000. For the six months ended February 28, 1999, other income was $1.5 million, and consists of a net gain on the sale of marketable securities of $318,000 and income from the real estate operations of $1.2 million, which includes gains on sales of property. The Company expects to wind down its remaining real estate operations in fiscal 2000 as it sells its remaining properties held for sale.

     Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders respective interest.

     The provision for income taxes relates to taxes on foreign operations. No deferred tax benefit has been recognized on net operating losses and start up costs. Because the realization of such deferred tax assets is not certain, a full valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirement is the financing of land acquisition, construction and equipment costs for new warehouses plus the cost of pre-opening and working capital requirements, through investments in foreign joint ventures.

     During fiscal 2000, management's current intention is to spend an aggregate of approximately $91.0 million (primarily through its foreign joint ventures) for expansion in Latin America and the Caribbean to open up to ten new warehouses. However, actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign joint ventures, intends to borrow up to $64.0 million during fiscal 2000 to finance these expenditures which will be secured by the land, building, equipment and inventories at the new warehouses.

     As of February 29, 2000, the Company has entered into financing arrangements totaling approximately $49.5 million ($26.2 million in term loans and $23.3 million in lines of credit). As of February 29, 2000, the Company had remaining availability under its financing agreements of approximately $18.3 million.

     In March 2000, the Company, through its joint venture arrangements in the Dominican Republic, entered into a 180-day bridge loan, which converts to a five-year term loan, with Banco Dominicano del Progreso, S.A. for $7.0 million. Interest on the bridge loan is 11.5% and three month LIBOR plus 4.5% on the term loan. Interest payments are required to be made on a monthly basis. Minimum principal payments of $350,000 are due quarterly. The loan is collateralized by the land, building, fixtures and equipment of the Dominican Republic joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

     On March 1, 2000, the Company sold its travel business for $1.5 million to Club-4U under an asset purchase agreement ("purchase agreement"). Club-4U, a California corporation, was formed to purchase the travel business and is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement, Club-4U acquired the assets primarily used in connection with the travel business, subject to liabilities under the travel business existing contracts, resulting in a gain of approximately $1.1 million to be recognized in the third quarter of fiscal 2000. The net proceeds will be used to fund the continued growth of the Company's international membership merchandising warehouse business.

     On April 5, 2000, the Company entered into an agreement to sell up to ten notes receivable from various municipalities and agencies, known as the "City Notes" (see "Note 5 - City Notes Receivable" in the notes to the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K), to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust.

     The aggregate purchase price to be paid by the Trust for the City Notes is $22.5 million. Initially, the Company will sell six of the City Notes to the Trust for $11.5 million. The remaining City Notes will be sold to the Trust upon receipt of consents to assignment of those notes from the municipalities/ agencies that issued the Notes. The Company expects to receive such consents within 45 days. The Company will recognize a gain of approximately $3.9 million arising from this transaction that will be recognized in the third quarter of fiscal

2000. The proceeds of the sale of the City Notes will be used by the Company to fund the continued growth of the Company's international membership merchandising warehouse business.

     In addition to the above borrowings, the Company is currently evaluating several financing proposals and believes that the financing facilities for the new warehouse locations will be completed. The balance of these expenditures will be financed through a combination of cash, cash equivalents, marketable securities, cash from operations of the Company's businesses, proceeds from the sale of the City Notes and other note receivables.

     The Company believes that borrowings under its current credit facilities, together with its other sources of liquidity described above, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities or obtain additional credit facilities or reduce the number of anticipated warehouse openings. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

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

     A significant part of the Company's business is derived from its activities in Latin America and Asia. The Company's business could be adversely impacted in the event business activities in Latin America and Asia are disrupted due to year 2000 issues, with the extent of such impact dependent upon the extent of such disruption, which may vary from country to country. The Company's business could also be adversely impacted by supply chain disruption due to vendor and supplier business interruption. To date there has been no year 2000 adverse effects in the Company's foreign operations.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company, through its joint ventures, conducts international operations primarily in Latin America, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange. During fiscal 1999, the Company opened warehouses in three foreign countries through joint venture arrangements. Thus far in fiscal 2000, the Company has opened warehouses in two additional foreign countries through joint venture arrangements. For the six months ended February 29, 2000, approximately 71% of the Company's net warehouse sales were in foreign currencies. The Company's future expansion plans anticipate entry into additional foreign countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

     Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $204,000 for the six months ended February 29, 2000 compared to $31,000 for the six months ended February 28, 1999. Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $245,000 for fiscal 1999.

         Foreign currencies in most of the Latin American and Caribbean countries have historically devalued against the U.S. dollar and most are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDF) and internal hedging procedures. As of February 29, 2000, the Company had $2.5 million in NDF's expiring at different dates through April 10, 2000. The cost associated with these contracts through February 29, 2000 was not material. The Company will continue to purchase NDF's where necessary to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized for the six months ended February 29, 2000 (including the cost of the NDF's) was approximately $537,000.

                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
          None

Item 2.  Changes in Securities and Use of Proceeds
          None

Item 3.  Defaults Upon Senior Securities
          None

Item 4.  Submission of Matters to a Vote of Security Holders
          The Company's annual meeting of stockholders was held on January 19, 2000 at the Hilton San Diego Mission Valley in San Diego, California. Stockholders of record at the close of business on November 23, 1999 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 5,094,758 shares outstanding. The matter presented for vote received the required votes for approval and had the following total, for and withheld votes as noted below.

     1. To elect directors for the ensuing year, to serve until the next Annual meeting of Stockholders and until their successors are elected and have qualified:

                                   Votes For       Votes Withheld

Rafael E. Barcenas                 4,802,096            85,210
James F. Cahill                    4,887,517                 2
Katherine L. Hensley               4,886,474             1,045
Leon C. Janks                      4,887,519                 0
Lawrence B. Krause                 4,886,474             1,045
Gilbert A. Partida                 4,886,474             1,045
Robert E. Price                    4,887,351               168

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         10.1 Loan agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc.. Pricesmart, Inc., P.S.C., S.A., and Venture Services, Inc. dated October 1999 for $5.9 million.
         10.2 Line of credit between Bank of America and PriceSmart, Inc. dated January 10, 2000 for $8.0 million.
         10.3 Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., PriceSmart, Inc., P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.
         10.4 (a) Loan agreement by and between The Chase Manhattan Bank and PriceSmart, Inc. and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).
         10.4 (b) Loan agreement by and between The Chase Manhattan Bank and PriceSmart, Inc. and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).
         10.5 (a) Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0 million (in Spanish).
         10.5 (b) Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).
         10.5 (c) Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).
         10.5 (d) Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).
         10.6 (a) Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).
         10.6 (b) Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).
         10.7(a) Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in Spanish).
         10.7(b) Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in English).
         10.8(a) Loan agreement by and between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated February 22, 2000 for $4.2 million (in Spanish).
         10.8(b) Loan agreement by and between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated February 22, 2000 for $4.2 million (in English).
         10.9 Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.
         10.10 Loan agreement by and between Banco Dominicano del Progreso, S.A., Inmobiliaria PriceSmart, S.A. and PriceSmart Dominicana, S.A. dated March 10, 2000 for $7.0 million.
         10.11 Travel Business Purchase Agreement dated March 1, 2000 between the Company and Club-4U.
         10.12 Agreement to acquire sole ownership of the Panama PriceSmart business dated March 22, 2000 between the Company and BB&M International Trading Group.
         10.13 Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.
         10.14 Second Amendment of Employment Agreement between PriceSmart, Inc. and Gilbert A. Partida, dated January 10, 2000.
         10.15 Third Amendment of Employment Agreement between PriceSmart, Inc. and Thomas Martin dated January 11, 2000.
         10.16 Third Amendment of Employment Agreement between PriceSmart, Inc. and K. C. Breen dated January 11, 2000.
         27.1 Financial Data Schedule

     (b) No reports on Form 8-K were filed for the six months ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PriceSmart, Inc.
                                                 REGISTRANT




Date: April 11, 2000                             /s/ Gilbert A. Partida
                                                 ----------------------
                                                 Gilbert A. Partida
                                                 President and Chief Executive
                                                 Officer




Date: April 11, 2000                             /s/ Allan C. Youngberg
                                                 ---------------------
                                                 Allan C. Youngberg
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)