Form 10-Q
period 2000-05-31
PRICESMART INC
filed 2000-07-17
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended May 31, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _________________to ________________

                         COMMISSION FILE NUMBER 0-22793

                                PRICESMART, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     33-0628530
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                              4649 Morena Boulevard
                           San Diego, California 92117
                    (Address of principal executive offices)

                                 (858) 581-4530
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The registrant had 6,238,264 shares of its common stock, par value $.0001 per share, outstanding at July 7, 2000.

                                PRICESMART, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                              Page
                                                                                          ----
       Condensed Consolidated Balance Sheets as of May 31, 2000
          (Unaudited) and August 31, 1999                                                   3

       Condensed Consolidated Statements of Operations (Unaudited)
          for the three and nine months ended May 31, 2000 and 1999                         4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the nine months ended May 31, 2000 and 1999                                   5

       Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
          for the nine months ended May 31, 2000                                            6

       PriceSmart, Inc. Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                                                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                                14


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                                        19


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                          20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                    20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                20

ITEM 5. OTHER INFORMATION                                                                  20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   20


                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                PRICESMART, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          May 31,         August 31,
                                                                           2000              1999
                                                                       -------------    --------------
ASSETS                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                         $    28,253      $    14,957
     Marketable securities                                                   5,453           17,627
     Receivables, net of allowance for doubtful accounts                     4,743            4,149
     Merchandise inventories                                                46,861           25,919
     Prepaid expenses and other current assets                               2,305            2,681
     City notes receivable, current portion                                     --            2,500
     Property held for sale, net                                             1,652            2,126
                                                                       -------------    --------------
Total current assets                                                        89,267           69,959

OTHER ASSETS:
     Property and equipment, net                                           105,454           48,507
     Goodwill, net                                                           5,227               --
     Restricted cash                                                         7,500           10,195
     Deposits on land purchases                                                 --            2,112
     City notes receivable, less current portion                                --           17,006
     Notes receivable and other                                              4,921            4,295
                                                                       -------------    --------------
TOTAL ASSETS                                                           $   212,369      $   152,074
                                                                       =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $    24,438      $    24,679
     Accrued expenses                                                        5,561            1,760
     Deferred membership income                                              3,251            1,998
     Current portion of long-term debt                                       8,229              707
     Other accrued expenses                                                  2,134            3,369
                                                                       -------------    --------------
Total current liabilities                                                   43,613           32,513

Long-term debt                                                              44,076            7,787
                                                                       -------------    --------------
Total liabilities                                                           87,689           40,300
                                                                       -------------    --------------

Minority interest                                                           16,107           17,913
Commitments and contingencies                                                   --               --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares authorized,
        none issued                                                             --                --
     Common stock, $.0001 par value, 15,000,000 shares authorized, and 6,048,607 and 5,991,256 shares issued at May 31, 2000
        and August 31, 1999, respectively                                        1                1
     Additional paid-in capital                                            121,112          111,483
     Notes receivable for common stock                                        (998)            (950)
     Deferred compensation                                                    (830)          (1,282)
     Accumulated other comprehensive loss                                     (242)            (453)
     Accumulated deficit                                                    (1,723)            (864)
     Less: Treasury stock at cost, 556,818 and 907,898 shares at
        May 31, 2000 and August 31, 1999, respectively                      (8,747)         (14,074)
                                                                       -------------    --------------
Total stockholders' equity                                                 108,573           93,861
                                                                       -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   212,369      $   152,074
                                                                       =============    ==============


See accompanying notes.

                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended                Nine Months Ended
                                                         May 31,                          May 31,
                                             ---------------------------------  -------------------------------
                                                  2000              1999            2000            1999
                                             ---------------   ---------------  --------------- ---------------
Revenues:
   Sales:
     Net warehouse                           $   72,604        $   21,423       $ 198,545       $   55,085
     Export                                          --             1,385             421            5,713
   Membership fees and royalties                  2,010               770           5,786            1,628
   Travel and auto programs                          --             2,231           3,964            9,173
                                             ---------------   ---------------  --------------- ---------------
Total revenues                                   74,614            25,809         208,716           71,599
                                             ---------------   ---------------  --------------- ---------------
Expenses:
   Cost of goods sold:
     Net warehouse                               63,484            18,843         173,654           48,183
     Export                                          --             1,340             405            5,534
   Selling, general and administrative:
     Warehouse operations                         8,629             2,301          22,771            5,921
     General and administrative                   4,599             3,827          13,063           10,899
     Travel and auto                                 --             1,368           1,520            6,030
   Preopening expenses                            1,679             1,512           4,969            2,224
                                             ---------------   ---------------  --------------- ---------------
Total expenses                                   78,391            29,191         216,382           78,791
                                             ---------------   ---------------  --------------- ---------------
Operating loss                                   (3,777)           (3,382)         (7,666)          (7,192)
                                             ---------------   ---------------  --------------- ---------------
Other:
   Interest income                                  768               931           2,699            3,444
   Interest expense                                (842)               --          (1,650)              --
   Other income (expense)                            77              (153)            (79)             242
   Gain on sale:
     Travel and auto programs                     1,133               798           1,133              798
     City notes                                   3,948                --           3,948               --
     Real estate properties                          --               122              --            1,258
   Minority interest                                394               312             843              219
                                             ---------------   ---------------  --------------- ---------------
Total other                                       5,478             2,010           6,894            5,961
                                             ---------------   ---------------  --------------- ---------------
Income (loss) before provision for
   income taxes                                   1,701            (1,372)           (772)          (1,231)

Provision for income taxes                           --                42              87              134
                                             ---------------   ---------------  --------------- ---------------
Net income (loss)                            $    1,701        $   (1,414)      $    (859)      $   (1,365)
                                             ===============   ===============  =============== ===============

Earnings (loss) per share:
   Basic                                     $     0.32        $    (0.28)      $   (0.17)      $    (0.27)
                                             ===============   ===============  =============== ===============
   Diluted                                   $     0.28        $    (0.28)      $   (0.17)      $    (0.27)
                                             ===============   ===============  =============== ===============

Shares used in per share computation:
   Basic                                          5,392             5,044           5,196            5,137
                                             ---------------   ---------------  --------------- ---------------
   Diluted                                        5,987             5,044           5,196            5,137
                                             ---------------   ---------------  --------------- ---------------


See accompanying notes.

                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                             Nine Months Ended
                                                                                   May 31,
                                                                       ------------------------------
                                                                            2000            1999
                                                                       -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                               $        (859)   $      (1,365)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                                               2,411            1,080
    Allowance for doubtful accounts                                             (187)              17
    Income tax                                                                    87              134
    Amortization of goodwill                                                      44               --
    Minority interest                                                           (841)            (219)
    Compensation expense recognized for stock options                            452            1,085
    Change in operating assets and liabilities
       Restricted cash                                                         2,695           (6,824)
       Inventories                                                           (20,942)          (4,328)
       Accounts receivable and other assets                                        3              966
       Accounts payable and other liabilities                                  3,491           10,178
                                                                       -------------    -------------
Net cash flows provided by (used in) operating activities                    (13,646)             724

INVESTING ACTIVITIES:
    Purchases of marketable securities                                            --          (39,672)
    Sale of marketable securities                                             12,174           70,340
    Additions to property and equipment                                      (55,601)         (18,839)
    Payments of notes receivable                                              18,880            1,203
    Acquisition of minority interest                                         (12,500)              --
    Other                                                                        106               --
                                                                       -------------    -------------
Net cash flows provided by (used in) investing activities                    (36,941)          13,032

FINANCING ACTIVITIES:
    Proceeds from property held for sale                                         440            1,532
    Net proceeds from bank borrowings                                         43,811              255
    Contributions by minority interest shareholders                            4,619           10,311
    Proceeds from exercise of stock options                                    2,456              547
      Notes receivable for stock, net                                           (48)               --
    Issuance of stock in acquisition of minority interest                     12,500
    Issuance of common stock                                                      --               97
    Purchase of treasury stock                                                    --           (6,605)
                                                                       -------------    -------------
Net cash flows provided by (used in) financing activities                     63,778            6,137

Effect of exchange rate changes on cash
     and cash equivalents                                                        105              (61)
                                                                       -------------    -------------
Net increase in cash and cash equivalents                                     13,296           19,832

Cash and equivalents at beginning of period                                   14,957            5,639
                                                                       -------------    -------------
Cash and equivalents at end of period                                  $      28,253    $      25,471
                                                                       =============    =============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
    Interest expense, net of amounts capitalized                       $         842    $          91
    Income taxes                                                       $         111    $         134


See accompanying notes.

                                PRICESMART, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED MAY 31, 2000
                       (UNAUDITED - AMOUNTS IN THOUSANDS)


                                                                                                                       Other
                                                               Additional         Notes                            Comprehensive
                                           Common stock         Paid-in      Receivable for        Deferred            Income
                                          Shares   Amount       Capital           Stock          Compensation          (Loss)
                                          ---------------------------------------------------------------------------------------
Balance at August 31, 1999                 5,991     $1         $111,483          $(950)           $(1,282)           $(453)

    Exercise of stock options                 58                   1,884

    Issuance of stock for acquisition of
    Panama minority interest                                       7,745

    Amortization of deferred compensation
                                                                                                       452

    Notes receivable for stock, net                                                 (48)

    Net loss

    Unrealized gain / loss on marketable
    securities                                                                                                          106

    Translation adjustment                                                                                              105


    Comprehensive loss

                                          ---------------------------------------------------------------------------------------
Balance at May 31, 2000                    6,049     $1         $121,112          $(998)           $  (830)           $(242)
                                          =======================================================================================




                                                                                     Less:
                                             Retained     Treasury stock             Total
                                             Earnings         at Cost             Stockholders'
                                             (Deficit)     Shares    Amount           Equity
                                          -------------------------------------------------------
Balance at August 31, 1999                    $  (864)      908     $(14,074)         $ 93,861

    Exercise of stock options                               (44)         572             2,456

    Issuance of stock for acquisition of
    Panama minority interest                               (307)       4,755            12,500

    Amortization of deferred compensation                                                  452

    Notes receivable for stock, net                                                        (48)

    Net loss                                     (859)                                    (859)

    Unrealized gain / loss on marketable
    securities                                                                             106

    Translation adjustment                                                                 105

                                                                                      --------
    Comprehensive loss                                                                    (648)

                                          -------------------------------------------------------
Balance at May 31, 2000                       $(1,723)      557     $ (8,747)         $108,573
                                          =======================================================

See accompanying notes.

                                PRICESMART, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

COMPANY OVERVIEW: PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2000, the Company had twelve warehouse stores in operation (three in Panama, two each in the Dominican Republic, Costa Rica, El Salvador, Honduras, and one in Guatemala) of which the Company owns at least a majority interest. The Company has owned a 100% interest in the operations in Panama since March 27, 2000. Also, there were six warehouse stores in operation (five in China and one in Saipan) licensed to and operated by local business people. Additionally, until March 1, 2000, the Company operated a domestic travel business (see Note 9).

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


                                                       Ownership       Basis of Presentation
                                                     -------------     ---------------------
Ventures Services, Inc.                                   100%              Consolidated
PriceSmart Panama (see Note 10)                           100%              Consolidated
PriceSmart Guatemala                                       66%              Consolidated
PriceSmart Trinidad                                        65%              Consolidated
PSMT Caribe:
     Costa Rica                                            60%              Consolidated
     Dominican Republic                                    60%              Consolidated
     El Salvador                                           60%              Consolidated
     Honduras                                              60%              Consolidated


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

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:


                   Building and improvements                      10-20 years
                   Fixtures and equipment                           3-7 years


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

BUSINESS COMBINATIONS: For business combinations accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying condensed consolidated balance sheets, and is being amortized over a 20 year period.

ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company is analyzing the implementation requirements and currently is in the process of determining the impact, if any, on the results of operations or financial position after the adoption of Statement No. 133.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 ("APB 25"). FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                         May 31,        August 31,
                                                          2000             1999
                                                     ---------------  ---------------
PROPERTY AND EQUIPMENT:
     Land                                            $    27,833       $    8,709
     Building and improvements                            32,169           20,413
     Fixtures and equipment                               29,994           16,724
     Construction in progress                             22,332            7,124
                                                     ---------------   --------------
                                                         112,328           52,970
     Less: accumulated depreciation                       (6,874)          (4,463)
                                                     ---------------   --------------
              Property and equipment, net            $   105,454       $   48,507
                                                     ===============   ==============


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

      Computation of Net Income (Loss) Per Common Share (Basic and Diluted)
            (Unaudited - amounts in thousands, except per share data)


                                                  Three Months Ended                  Nine Months Ended
                                                         May 31,                            May 31,
                                            ------------------------------      -----------------------------
                                                 2000             1999              2000             1999
                                            --------------    ------------      ------------     ------------
Net income (loss) used for basic
     and diluted computation                $        1,701    $     (1,414)     $       (859)    $     (1,365)
                                            ==============    ============      ============     ============

Weighted average number of
     Common shares outstanding                       5,392           5,044             5,196            5,137

Add:
     Assumed exercise of those options
        that are common stock equivalents              595              --                --               --
                                            --------------    ------------      ------------     ------------
Adjusted shares outstanding used
     for diluted computation                         5,987           5,044             5,196            5,137
                                            ==============    ============      ============     ============
Earnings (loss) per share:

     Basic                                  $         0.32    $      (0.28)     $      (0.17)    $      (0.27)
                                            ==============    ============      ============     ============
     Diluted                                $         0.28    $      (0.28)     $      (0.17)    $      (0.27)
                                            ==============    ============      ============     ============


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


                                                  Three Months Ended                Nine Months Ended
                                                        May 31,                           May 31,
                                            ------------------------------      -----------------------------
                                                  2000            1999             2000              1999
                                            --------------    ------------      ------------     ------------
Net income (loss)                           $        1,701    $     (1,414)     $       (859)    $     (1,365)
Unrealized gain / loss
    on marketable securities                             3              60               106              558
Foreign currency translation adjustments                64             (60)              105              (60)
                                            --------------    ------------      ------------     ------------
Comprehensive income (loss)                 $        1,768    $     (1,414)     $       (648)    $        867
                                            ==============    ============      ============     ============


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

In October 1999, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with CitiBank, N.A. for $5.9 million. The term of the loan is for five years and interest is calculated on the basis of six-month LIBOR rate plus 4.0% (10.16% at May 31, 2000). Minimum principal payments of approximately $215,000 are due quarterly, with the remaining balance of approximately $1.6 million due at the end of the loan. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

In December 1999, the Company, through its joint venture arrangement in El Salvador, entered into a loan agreement with CitiBank, N.A. for $5.0 million. The term of the loan is for five years and interest is calculated on the basis of three-month LIBOR rate per annum plus 4.0% (10.11% at May 31, 2000). Interest payments are required to be made on a monthly basis. Minimum principal payments of $218,750 are due quarterly, with approximately $1.5 million due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the El Salvador joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

In December 1999, the Company, through its subsidiary in Panama, entered into a debt agreement with The Chase Manhattan Bank for $11.3 million. Advances will be through a secured revolving credit facility through November 20, 2000. Outstanding borrowings under the facility at November 20, 2000 will be converted to a secured five-year term loan. Interest on the debt agreement is calculated on the basis of three-month LIBOR rate plus 1.75% (7.86% at May 31, 2000). Payments are made on a monthly basis, interest only while a revolving credit facility and interest plus principal payments of $188,333 after the loan is converted to a term loan. The loan is collateralized by certain land and building of the underlying warehouses and guaranteed by the Company. As of May 31, 2000, the Company had borrowings of $7.5 million under the revolving credit facility. The loan is also subject to certain financial and operating covenants.

In January 2000, the Company established an $8.0 million revolving line of credit with Bank of America, N.A. providing for cash advances and for up to $1 million of letters of credit. The term of the revolving line of credit expires in December 2000 and interest is calculated on the basis of Bank of America, N.A.'s prime rate, or LIBOR plus one percentage point. The revolving line of credit is secured by marketable securities of the Company. As of May 31, 2000, the Company has full availability under the revolving line of credit and no draws on the line have been made to date.

In January 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into two separate line of credit facilities of $2.0 million each, both of which are due in six months. Interest on both credit facilities is calculated on the basis of six-month LIBOR plus 4.25% (10.41% at May 31, 2000) and is payable monthly. As of May 31, 2000, the full amount was drawn on the facilities for general working capital.

In February 2000, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with the Commercial International Bank & Trust Co. Ltd. for $3.9 million. As of May 31, 2000, the Company has borrowed $2.8 million under the loan agreement. The remaining amount was drawn in June following the opening of the Heredia, Costa Rica store. The term of the loan is for five years and interest is calculated on the basis of the prime rate per annum plus 2.0% (10.75% at May 31, 2000). Interest payments are required to be made on a monthly basis. Minimum principal payments of $139,286 are due quarterly, with approximately $1.1 million due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

In February 2000, the Company, through its joint venture arrangement in the Dominican Republic, entered into a loan agreement with Banco Nacional de Credito, S.A. for $4.2 million. The term of the loan is for five years and interest is calculated on the basis of six-month LIBOR rate per annum plus 5.645% (11.8% at May 31, 2000). Interest payments are required to be made on a monthly basis. Minimum principal payments of $207,650 are due quarterly. The loan is collateralized by certain land, building, fixtures and equipment of the Dominican Republic joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

In February 2000, the Company, through its joint venture arrangement in Honduras, entered into a loan agreement with CitiBank, N.A. for $3.5 million (proceeds from the loan were received subsequent to May 31, 2000). The term of the loan is for five years and interest is calculated on the basis of three-month LIBOR rate per annum plus 5.125% (11.24% at May 31, 2000). Interest payments are required to be made on a monthly basis. Minimum principal payments of $140,000 are due quarterly, with approximately $800,000 due at the end of the loan term. The loan is collateralized by certain land, building, fixtures and equipment of the Honduras joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

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

In April 2000, the Company, through its joint venture arrangement in El Salvador, entered into a loan agreement with Banco Bilbao Vizcaya, S.A. for $3.8 million. The term of the loan is payable upon demand and requires quarterly interest payments at 11.5%. The loan is secured by a collateral deposit of $3.8 million contributed by the Company and its joint venture arrangement in El Salvador, which earns interest of 11.25% per annum.

In April 2000, the Company, through its joint venture arrangements in Guatemala, entered into a 180-day bridge loan, with Banco Uno, N.A., for $2.0 million. As of May 31, 2000, $1.1 million was drawn on the bridge loan. Interest on the bridge loan is 10.0%. Interest payments are required to be made on a monthly basis.

In May 2000, the Company, through its joint venture arrangement in Costa Rica, entered into a loan agreement with the Banex for $5.9 million. As of May 31, 2000, the Company has borrowed the full amount under the loan agreement. The term of the loan is for five years and interest is calculated on the basis of basis of six-month LIBOR rate per annum plus 5.645% (11.8% at May 31, 2000). Interest payments are required to be made on a monthly basis. Minimum principal payments of approximately $295,000 are due quarterly beginning in May 2001. The loan is collateralized by certain land, building, fixtures and equipment of the Costa Rica joint venture and guaranteed up to 60% by the Company and up to 40% from the Company's joint venture partner. The loan is also subject to certain financial and operating covenants.

All loans will be, or are fully guaranteed by the Company subsequent to any minority interest purchases (see Note 10 and Note 11).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 8 - CITY NOTE SALE

On April 5, 2000, the Company entered into an agreement to sell ten notes receivable from various municipalities and agencies, known as the "City Notes" (see "Note 5 - City Notes Receivable" in the notes to the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K), to the Price Family Charitable Trust ("Trust"), a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.)
are trustee and successor trustee, respectively, of the Trust.

The Company recognized a gain of approximately $3.9 million arising from this transaction. The aggregate purchase price to be paid by the Trust for the City Notes is $22.5 million. Through May 31, 2000, the Company has sold eight of the City Notes to the Trust for $18.3 million, with the remaining amount of $4.2 million reflected in accounts receivable at the end of the quarter. Subsequent to the quarter, the Company received consents to assignment for the two remaining notes from the respective municipalities/agencies that issued the original notes, and sold the remaining two notes to the Trust.

NOTE 9 - SALE OF TRAVEL BUSINESS

On March 1, 2000, the Company sold its travel business for $1.5 million to Club-4U Inc. under an asset purchase agreement ("purchase agreement"). Club-4U Inc., a California corporation, is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement, Club-4U Inc. acquired the assets primarily used in connection with the travel businesses, subject to liabilities under the travel business existing contracts, resulting in a gain of approximately $1.1 million.

NOTE 10 - ACQUISITION OF PANAMA MINORITY INTEREST

In March 2000, the Company entered into an agreement to acquire sole ownership of the PriceSmart Panama business, which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a Director of PriceSmart. In return for BB&M's 49% interest, PriceSmart agreed to convey to BB&M's principals 306,748 shares of PriceSmart common stock (which is restricted from being sold for one year).

In accordance with APB Opinion No. 16, "Business Combinations", all identifiable assets were assigned a portion of the their respective fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is included in goodwill, net of amortization, in the accompanying condensed consolidated balance sheets and is being amortized over a period of 20 years. Results from the Panama operations have been included, based on sole ownership, in the financial results of the Company from the closing date of the transaction, which occurred on March 27, 2000. As a result of this acquisition, PriceSmart, Inc. has increased its guarantee for the outstanding loans related to the Panama operations to 100% (see Note 6).

NOTE 11 - SUBSEQUENT EVENTS

ACQUISITION OF CARIBE MINORITY INTEREST:

In July 2000, the Company acquired the remaining 40% interest in PSMT Caribe, Inc. PSMT Caribe is the offshore joint venture formed by PriceSmart and PSC, S.A. (a Panamanian company with shareholders representing five Central American and Caribbean countries) to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic.

In return for the 40% interest in PSMT Caribe, PriceSmart issued to PSC 679,500 shares of PriceSmart common stock, half of which is restricted from sale for one year. PSMT Caribe currently consists of membership-shopping warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. The acquisition of all the stock held by PSC, which was completed on July 7, 2000, will be accounted for under the purchase method of accounting. As a result of this acquisition, PriceSmart, Inc. has increased its guarantee for the outstanding loans related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100% (see
Note 6).

ADDITIONAL LOANS:

In June 2000, the Company, through its joint venture arrangement in Honduras, entered into a line of credit facility of $2.5 million, which is due in six months. Interest on the credit facility is calculated on the basis of 12.5% annually and is payable monthly. The full amount was drawn on the facilities for general working capital.

In June 2000, the Company, through its joint venture arrangement in Trinidad, entered into a loan agreement with the Royal Merchant Bank and Finance Company Limited for $6.0 million, $3.0 million of which was drawn down on closing. The term of the loan is for five years and interest is calculated on the basis of LIBOR plus 4% rate per annum. Interest payments are required to be made on a monthly basis. Minimum principal payments of $300,000 are due quarterly. The loan is collateralized by certain land, building, fixtures and equipment of the Trinidad joint venture and guaranteed by the Company up to its ownership percentage. The loan is also subject to certain financial and operating covenants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. (These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof). These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on November 29, 1999.

The following discussion and analysis compares the results of operations for each of the fiscal quarters ended May 31, 2000 and May 31, 1999, and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within this report.

In the first quarter of fiscal 2000, the Company opened two new US-style membership shopping warehouses in Latin America; one in Honduras (September
1999) and one in Panama (November 1999). In the second quarter of fiscal 2000, the Company opened two additional new US-style membership shopping warehouses in the Dominican Republic (both in December 1999). In the third quarter of fiscal 2000, the Company opened three additional US-style membership shopping warehouses, one in El Salvador (April 2000), one in Honduras (May 2000) and one in Costa Rica (May 2000), bringing the total number of warehouses in operation to twelve as of May 31, 2000, compared to two warehouses at the end of the same period last year. Also, there were six warehouse stores in operation (five in China and one in Saipan) licensed to and operated by local business people at the end of the third quarter of fiscal 2000, versus four licensed warehouse stores (three in China and one in Saipan, Micronesia) at the end of the third quarter of fiscal 1999.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

Net warehouse sales increased 239% to $72.6 million for the three months ended May 31, 2000 from $21.4 million for the three months ended May 31, 1999. The increase was a result of seven new warehouses opened in this fiscal year bringing the total number of warehouses in operation to 12 (three of which opened during the third quarter of fiscal 2000) compared with three in operation (one warehouse opened in the third quarter of fiscal 1999) at the end of the same period last year.

The Company's warehouse gross margins for the three months ended May 31, 2000 increased to 12.6% from 12.0% for the three months ended May 31, 1999. With the opening of the Guatemala location in the third quarter of fiscal 1999, lower prices at the warehouse decreased overall margins in the prior year quarter in comparison to the current year. Warehouse margins for the quarter ended
May 31, 2000 were comparable with year to date margin of 12.5%.

There were no export sales to the Company's licensee warehouses in Asia during the three months ended May 31, 2000, compared to $1.4 million for the three months ended May 31, 1999, as no requests for purchases were received from the Company's licensees. The Company anticipates only minimal export sales in the future.

Membership fees and royalties increased 160% to $2.0 million for the three months ended May 31, 2000 from $770,000 for the three months ended May 31, 1999. Membership fees (including other warehouse income) increased 203% to $1.8 million for the three months ended May 31, 2000 from $595,000 for the three months ended May 31, 1999. The increase quarter over quarter was primarily a result of the new warehouse openings and an increase in new memberships at existing warehouses.

The travel business was sold on March 1, 2000 (See Note 9 - Sale of Travel Business in the notes to the Condensed Consolidated Financial Statements), and the auto referral business was sold in April 1999.

Warehouse operating expenses increased to $8.6 million, or 11.9% of net warehouse sales, for the three months ended May 31, 2000 from $2.3 million, or 10.7% of net warehouse sales, for the three months ended May 31, 1999. The increase in operating expenses is attributable to the increase in warehouse stores in operation currently versus the prior year quarter. Warehouse operating expenses as a percentage of net warehouse sales have increased and is attributable to the higher costs realized during the first year from the new warehouses in operation.

General and administrative expenses have increased to $4.6 million, or 6.3% of net warehouse sales, for the three months ended May 31, 2000 from $3.8 million, or 17.9% of net warehouse sales, for the same three-month period a year ago. General and administrative expenses have increased between periods to support planned expansion efforts. As a percentage of sales, general and administrative expenses have declined with new warehouse openings and the resulting increase in net warehouse sales.

Travel and auto selling, general and administrative expenses represent those expenses incurred by both the travel and auto businesses to operate their respective programs. The travel business was sold March 1, 2000 and the auto referral business was sold in April 1999, accounting for the change between the quarterly periods presented.

Preopening expenses, which represent expenses incurred before a warehouse store is opened, increased to $1.7 million for the three months ended May 31, 2000 from $1.5 million for the three months ended May 31, 1999. The increase in preopening expenses is a result of the Company's expansion.

Interest income reflects earnings on marketable securities, cash and cash equivalent balances, city notes receivable and certain secured notes receivable from buyers of formerly owned properties. Interest income decreased to $768,000 for the three months ended May 31, 2000 from $931,000 for the three months ended May 31, 1999 primarily due to decreased balances in these interest bearing accounts as a result of the use of cash to finance the Company's expansion.

Interest expense reflects borrowings by the Company's foreign subsidiaries for the new warehouses, and was $842,000 (net of capitalized interest of $285,000) for the three months ended May 31, 2000. In the prior year's quarter, the Company had no borrowings.

Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders respective interest.

On March 1, 2000, the Company sold its travel business for $1.5 million to Club-4U Inc. under an asset purchase agreement ("purchase agreement"). Club-4U Inc., a California corporation, is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement, Club-4U Inc. acquired the assets primarily used in connection with the travel businesses, subject to liabilities under the travel business existing contracts, resulting in a gain of approximately $1.1 million recognized in the third quarter of fiscal 2000.

On April 5, 2000, the Company entered into an agreement to sell ten notes receivable from various municipalities and agencies, known as the "City Notes" (see "Note 5 - City Notes Receivable" in the notes to the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K), to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust. The aggregate purchase price for the City Notes is $22.5 million that resulted in a gain of $3.9 million arising from this transaction recognized in the third quarter of fiscal 2000.

The Company's auto referral program was sold effective April 1, 1999 with a resulting realized gain of approximately $798,000 recognized in the third quarter of fiscal 1999. Also during the third quarter of fiscal 1999, the Company sold certain real estate properties resulting in a gain of $122,000.

The provision for income taxes relates to taxes on foreign operations. No deferred tax benefit has been recognized on net operating losses and start up costs for PriceSmart, Inc. or any of its subsidiaries. Because the realization of such deferred tax assets is not certain, a full valuation allowance was established. As a result, net operating losses during the preopening periods of the foreign operations were utilized to offset income tax on the net income for the current quarter.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

Net warehouse sales increased 260% to $198.5 million for the nine months ended May 31, 2000 from $55.1 million for the nine months ended May 31, 1999. The increase was a result of seven new warehouses opened in this fiscal year, bringing the total number of warehouses in operation to 12 compared to three in operation at May 31, 1999.

The Company's warehouse gross margins were 12.5% for the nine months ended May 31, 2000 and 1999. Despite having opened seven new warehouses in the first nine months of fiscal 2000, which usually results in lower margins at new warehouses during initial entry into a market offset against higher margins attained in ancillary businesses (including the company's Ventajas magazine, rental income, food service, baking and photo centers) as a result of increased sales and revenues from these services.

Export sales to the Company's licensee warehouses in Asia decreased to $421,000 for the nine months ended May 31, 2000 from $5.7 million for the nine months ended May 31, 1999, as minimal purchases were received from the Company's licensees. The Company anticipates only minimal export sales in the future.

Membership fees and royalties increased 263% to $5.8 million for the nine months ended May 31, 2000 from $1.6 million for the nine months ended May 31, 1999. Membership fees (including other warehouse income) increased 472% to $4.5 million for the nine months ended May 31, 2000 from $787,000 for the nine months ended May 31, 1999. The increase between periods is a result of the new warehouse openings and an increase in new memberships at existing warehouses in addition to lower membership income recognized in the first three quarters of last year as the Company transitioned from the cash method to deferred method in accounting for membership income.

Travel and auto program revenues were $4.0 million for the nine months ended May 31, 2000 compared to $9.2 million for the nine months ended May 31, 1999. For the nine months ended May 31, 2000, travel revenue was $4.0 million compared to $4.6 million for the same period last year. The travel business was sold on March 1, 2000 (see Note 9 - Sale of Travel Business in the notes to the Condensed Consolidated Financial Statements), and the auto referral business was sold in April 1999.

Warehouse operating expenses increased to $22.8 million, or 11.5% of net warehouse sales, for the nine months ended May 31, 2000 from $5.9 million, or 10.7% of net warehouse sales, for the nine months ended May 31, 1999. The increase in operating expenses is attributable to the increase in warehouse stores in operation currently compared to the same period last year. Warehouse operating expenses as a percentage of net warehouse sales have increased and is attributable to the higher costs realized during the first year from the new warehouses in operation.

General and administrative expenses have increased to $13.1 million, or 6.6% of net warehouse sales, for the nine months ended May 31, 2000 from $10.9 million, or 19.8% of net warehouse sales, for the same nine-month period a year ago. General and administrative expenses have increased between periods to support planned expansion efforts and one time process improvements in building the infrastructure to support the rapid growth. As a percentage of sales, general and administrative expenses have declined due to higher sales from added warehouse openings.

Travel and auto selling, general and administrative expenses represent those expenses incurred by both the travel and auto businesses to operate their respective programs. The travel business was sold March 1, 2000 and the auto referral business was sold in April 1999, accounting for the change between the quarterly periods presented.

Preopening expenses, which represent expenses incurred before a warehouse store is opened, increased to $5.0 million for the nine months ended May 31, 2000 from $2.2 million for the nine months ended May 31, 1999. The increase in preopening expenses is a result of the Company's expansion.

Interest income reflects earnings on marketable securities, cash and cash equivalent balances, city notes receivable and certain secured notes receivable from buyers of formerly owned properties. Interest income decreased to $2.7 million for the nine months ended May 31, 2000 from $3.4 million for the nine months ended May 31, 1999 primarily due to decreased balances in these interest bearing accounts as a result of the use of cash to finance the Company's expansion.

Interest expense reflects borrowings by the Company's foreign subsidiaries for the new warehouses, and was $1.7 million (net of capitalized interest of $285,000) for the nine months ended May 31, 2000. At the end of the same period one year ago, the Company had no borrowings.

Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders respective interest.

On March 1, 2000, the Company sold its travel business for $1.5 million to Club-4U Inc. under an asset purchase agreement ("purchase agreement"). Club-4U Inc., a California corporation, is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement, Club-4U Inc. acquired the assets primarily used in connection with the travel businesses, subject to liabilities under the travel business existing contracts, resulting in a gain of approximately $1.1 million recognized in the third quarter of fiscal 2000.

On April 5, 2000, the Company entered into an agreement to sell ten notes receivable from various municipalities and agencies, known as the "City Notes" (see "Note 5 - City Notes Receivable" in the notes to the Company's audited consolidated financial statements for the year ended August 31, 1999 filed on Form 10-K), to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust. The aggregate purchase price for the City Notes is $22.5 million that resulted in a gain of $3.9 million arising from this transaction recognized in the third quarter of fiscal 2000.

The Company's auto referral program was sold effective April 1, 1999 with a resulting realized gain of approximately $798,000 recognized in fiscal 1999 through May 31, 1999. Also during fiscal 1999, the Company sold certain real estate properties resulting in a gain of approximately $1.3 million through May 31, 1999.

The provision for income taxes relates to taxes on foreign operations. No deferred tax benefit has been recognized on net operating losses and start up costs. Because the realization of such deferred tax assets is not certain, a full valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirement is the financing of land acquisition, construction and equipment costs for new international warehouses plus the cost of pre-opening and working capital requirements.

Management plans to spend an aggregate of approximately $80 million during fiscal 2000, for expansion in Latin America and the Caribbean to open eleven new stores in fiscal 2000. However, actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject.

As of May 31, 2000, the Company had entered into financing arrangements (commencing in fiscal 1999) totaling approximately $68.2 million ($42.9 million in term loans and $25.3 million in bridge loans and lines of credit). As of May 31, 2000, the Company had remaining availability under its financing agreements of approximately $13.8 million, which will be drawn upon for building construction and general working capital requirements as necessary.

Subsequent to May 31, 2000, the Company, through its joint venture arrangement in Honduras, entered into a line of credit facility of $2.5 million, which is due in six months. Interest on the credit facility is calculated on the basis of 12.5% annually and is payable monthly. The full amount was drawn on the facilities for general working capital.

Subsequent to May 31, 2000, the Company, through its joint venture arrangement in Trinidad, entered into a loan agreement with Royal Bank for $6.0 million, $3.0 million of which was drawn down on closing. The term of the loan is for five years and interest is calculated on the basis of three-month LIBOR rate per annum. Interest payments are required to be made on a monthly basis. Minimum principal payments of $300,000 are due quarterly. The loan is collateralized by certain land, building, fixtures and equipment of the Trinidad joint venture and guaranteed by the Company up to its ownership percentage. The loan is also subject to certain financial and operating covenants.

In addition to the above borrowings, the Company expects to obtain financing for several new warehouse locations opened subsequent to May 31, 2000 and through August 31, 2000.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts international operations primarily in Latin America, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange. During fiscal 1999, the Company opened warehouses in three foreign countries through joint venture arrangements. Thus far in fiscal 2000, the Company has opened warehouses in two additional foreign countries through joint venture arrangements. For the nine months ended May 31, 2000, approximately 73% of the Company's net warehouse sales were in foreign currencies. The Company's future expansion plans anticipate entry into additional foreign countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, its exposure from any one currency devaluation would not significantly affect operating results. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $136,000 for the nine months ended May 31, 2000 compared to $60,000 for the nine months ended May 31, 1999. Translation adjustments from the Company's non-U.S. denominated joint venture arrangements in Latin America totaled $245,000 for fiscal 1999.

Foreign currencies in most of the Latin American and Caribbean countries have historically devalued against the U.S. dollar and most are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDF) and internal hedging procedures. As of May 31, 2000, the Company had no NDFs outstanding and the cost associated with these contracts through May 31, 2000 was not material. The Company will continue to purchase NDF's where necessary to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized for the nine months ended May 31, 2000 (including the cost of the NDF's) was approximately $1.4 million and recognized in cost of goods sold.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds

         In April the Company issued 25,157 shares of the Company's common stock to Victor E. Mouttet Limited ("Mouttet") as consideration for its sale to us of all of its shares of PSMT Trinidad/Tobago Limited, a Republic of Trinidad and Tobago company.

         On March 27, 2000, the Company issued 306,748 shares of the Company's common stock to the principals of BB&M International Trading Group as consideration for BB&M's sale to us of all of its shares of our subsidiaries PriceCostco de Panama, S.A. and PB Real Estate, S.A.

         The issuance of the Company's common stock in connection with the transactions described above was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), taking into account the representations of Mouttet and the principals of BB&M that they were accredited investors and that they acquired the common stock of the Company for their own account and the absence of general solicitation or advertising.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      List of documents filed as a part of this report:

Exhibit
Number          Description
---------       -----------------

10.1 (a) City Note Purchase Agreement dated April 5, 2000, between the Price Family Charitable Trust and PriceSmart, Inc.

10.1 (b) Amendment to City Note City Note Purchase Agreement dated April 18, 2000, between the Price Family Charitable Trust and PriceSmart, Inc.

10.2 (a) Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.750 million.

27.1            Financial Data Schedule.

(b)      Reports on Form 8-K filed for the nine months ended May 31, 2000:

         On June 19, 2000, the Company filed a Form 8-K under Item 5 announcing the Company has entered into a stock purchase agreement to acquire the 40% interest in PSMT Caribe, Inc. held by PSC, S.A. giving the Company sole ownership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PriceSmart, Inc.
                                        REGISTRANT




Date: July 14, 2000                      /s/ Gilbert A. Partida
                                         -------------------------------------
                                         Gilbert A. Partida
                                         President and Chief Executive Officer




Date: July 14, 2000                      /s/ Allan C. Youngberg
                                         -------------------------------------
                                         Allan C. Youngberg
                                         Executive Vice President,
                                         Chief Financial Officer