Form 10-K
period 2000-08-31
PRICESMART INC
filed 2000-11-29
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One) /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the fiscal year ended August 31, 2000.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 10, 2000 was $106,673,003, based on the last reported sale of $35.58 per share on November 10, 2000.

As of November 10, 2000, a total of 6,264,430 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for fiscal year ending August 31, 2000 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

Part    I

Item    1.    Business

Item    2.    Properties

Item    3.    Legal Proceedings

Item    4.    Submission of Matters to a Vote of Security Holders

Part    II

Item    5.    Market for Common Stock and Related Stockholder Matters
              THE INFORMATION REQUIRED BY ITEM 5 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 2000

Item    6.    Selected Financial Data
              THE INFORMATION REQUIRED BY ITEM 6 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 2000

Item    7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations
              THE INFORMATION REQUIRED BY ITEM 7 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 2000

Item    7A.   Quantitative and Qualitative Disclosures about Market Risk
              THE INFORMATION REQUIRED BY ITEM 7A IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 2000

Item    8.    Financial Statements
              THE INFORMATION REQUIRED BY ITEM 8 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR
              ENDED AUGUST 31, 2000

Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

Part    III

Item    10.   Directors and Executive Officers of the Registrant
              THE INFORMATION REQUIRED BY ITEM 10 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE
              ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 24, 2001

Item    11.   Executive Compensation
              THE INFORMATION REQUIRED BY ITEM 11 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE
              ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 24, 2001

Item    12.   Security Ownership of Certain Beneficial Owners and Management
              THE INFORMATION REQUIRED BY ITEM 12 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE
              ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 24, 2001

Item    13.   Certain Relationships and Related Transactions
              THE INFORMATION REQUIRED BY ITEM 13 IS INCORPORATED HEREIN BY
              REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE
              ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 24, 2001

Part    IV

Item    14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

This Form 10-K contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", "scheduled" and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's SEC reports, including the risk factors referenced in this Form 10-K. See "Factors That May Affect Future Performance."

PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2000, the Company had sixteen warehouse stores in operation (four in Panama, three in Costa Rica, two each in the Dominican Republic, El Salvador, Honduras, and Guatemala and one in Trinidad) of which the Company owns at least a majority interest. The Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000. In addition, there were six warehouse stores in operation (five in China and one in Saipan) licensed to and operated by local business people as of August 31, 2000. Additionally, until March 1, 2000, the Company operated a domestic travel program and until April 1, 1999, the Company operated a domestic auto referral business.

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

PROVIDE LOWER PRICES IN THE MARKET PLACE. The Company's principal business philosophy is to bring quality products and services at low prices to the consumer. Future development of the Company's business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

INCREASE MARKET SHARE IN DEVELOPING MARKETS. The Company believes that it is well positioned to profit from the growth in developing markets due to its capital resources and experience with membership warehouses in Central America, the Caribbean and Asia. The Company intends to continue to satisfy the growing demand for U.S. consumer goods in such markets by opening additional membership warehouses, principally in Latin America, the Caribbean and the Philippines.

INTERNATIONAL MERCHANDISING BUSINESSES

The Company owns and operates U.S.-style membership shopping warehouses through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name "PriceSmart". In fiscal 2000, the Company opened eleven new U.S.-style membership shopping warehouses operating in Central America and the Caribbean, two in Honduras (September 1999 and May 2000), two in Panama (November 1999 and June 2000), two in the Dominican Republic (both in December
1999), two in Costa Rica (May and June 2000), one in El Salvador (April 2000), one in Guatemala (August 2000), and one in Trinidad (August 2000) bringing the total number of warehouses in operation to sixteen operating in seven countries as of August 31, 2000. Subsequent to fiscal 2000, the Company opened an additional location in Santo Domingo, Dominican Republic in October 2000. Also, there were six warehouse stores in operation (five in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of fiscal 2000, through which the Company sells product (export sales discontinued in early fiscal 2000) and earns royalties and other fees in connection with certain licensing and technology transfer agreements.

The warehouses sell basic consumer goods with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, the warehouses seek to generate sufficient sales volumes to operate profitably at relatively low gross margins. The typical no-frills warehouse-type buildings range in size from 40,000 to 55,000 square feet and are located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery departments, tire centers, photo centers, pharmacy and optical services. The target customers are consumers and small businesses. The shopping format includes an annual membership fee that varies by market from $20 to $30.

Typically, when entering a new market the Company enters into licensing and technology transfer agreements with a joint venture company (whose majority stockholder is the Company and whose minority stockholders are local business people) pursuant to which the Company provides the Company's know-how package, which includes training and management support, as well as access to the Company's computer software systems. The license also includes the right to use the "PriceSmart" mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements. The Company believes that the local business people have been interested in entering into such joint ventures and obtaining such licenses for a variety of reasons, including the track record of the Company's management team, the opportunity to purchase U.S.-sourced products, the benefits of the Company's modern distribution techniques and the opportunity to obtain exclusive rights to use the Company's trademarks in the region.

EXPANSION PLANS

The Company's expansion plans focus on opening new stores in foreign markets, through majority or wholly owned ventures, primarily in Central America, the Caribbean, Mexico, certain countries in the northern rim of South America and the Philippines. The Company believes such foreign markets offer significant opportunities for growth because they are often characterized by (i) significant geographic and logistical barriers to entry, (ii) existing higher-priced local competitors with minimal experience with modern operating processes in purchasing, distribution, merchandising and information technologies, and (iii) a demand for U.S. brand-name products that are not currently widely available in such markets.

In late fiscal 2000, the Company entered into two new joint venture agreements to open PriceSmart membership shopping warehouses in Aruba (one warehouse) and the Philippines (to open between five to ten warehouses). The total cost of the two ventures, based on five new warehouse openings in the Philippines and one in Aruba, is projected at $44.4 million, of which $24.4 million is to be contributed in cash by the shareholders (including the Company) based on the respective ownership of the ventures and $20.0 million is to be borrowed by the ventures. The Company has a 60% interest in both joint venture agreements.

Subsequent to August 31, 2000, the Company entered into a new joint venture agreement with investors from Barbados to open at least one PriceSmart membership shopping warehouse in Barbados. The total cost of the project is projected at $4.4 million of which the entire amount will be contributed by the shareholders (including the Company) based on the respective ownership of the venture. The Company owns a 60% interest in this joint venture agreement.

The Company anticipates opening six new warehouses in fiscal 2001. Specifically, the anticipated six new warehouses are comprised of opening one warehouse in each of the following locations: The Dominican Republic (opened October 2000), Guatemala, U.S. Virgin Islands, Philippines, Aruba and Barbados. As a result of this growth, the Company is positioned to achieve approximately $500 million in revenues in fiscal 2001. Also, based upon demographics, the gross domestic product and retail sales in markets relative to the Company's performance in the seven countries it currently operates, the Company has identified additional locations to operate and exceed $1.0 billion in revenues on an annualized basis by fiscal 2003.

ACQUISITION OF MINORITY INTERESTS

In March 2000, the Company entered into an agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary, which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's 49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, PriceSmart, Inc. has increased its guarantee for the outstanding loans related to the Panama operations to 100%.

Under the Stock Purchase Agreement relating to the acquisition of BB&M's interest, as subsequently amended by a July 11, 2000 letter agreement, the Company has agreed to redeem the shares of the Company's common stock issued to BB&M or otherwise provide additional consideration to BB&M under certain circumstances. If the closing price of the Company's common stock is less than $46.86 on the first anniversary of the closing of the Company's acquisition of BB&M's 49% interest, the BB&M shareholders may request that the Company redeem the shares of the Company's common stock issued to them in the transaction. If the shareholders make such a request, the Company may satisfy its redemption obligation in either of two ways. First, the Company may elect to redeem the shares for cash at a price of $46.86 per share. Alternatively, the Company may request that the shareholders sell shares on the open market within a 30-day period. With respect to shares actually sold by the shareholders, if the average sales price the shareholders receive is less than $46.86 per share, the Company would make up the difference between $46.86 and the price actually received in cash or by issuing additional shares of the Company's common stock, valued at the average closing price over the last ten trading days during the 30-day sale period.

In July 2000, the Company acquired the 40% interest in PSMT Caribe, Inc. not held by the Company. PSMT Caribe is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company with shareholders representing five Central American and Caribbean countries, including Edgar Zurcher, a director of PriceSmart as of November 2000), to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which are restricted from sale for one year (subject to certain conditions). As a result of this acquisition, PriceSmart, Inc. has increased its guarantee for the outstanding loans related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

Results from operations of the acquired minority interests have been included, based on sole ownership, in the financial results of the Company from the closing date of the transactions, which occurred on March 27, 2000 and July 7, 2000 for Panama and PSMT Caribe, Inc., respectively.

RELATIONSHIP WITH COSTCO

PEI, Costco Companies, Inc. ("Costco") and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the "Asset Transfer Agreement") in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and Costco.

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

CITY NOTES RECEIVABLE

The City Notes, with interest rates ranging from 8% to 10%, represent amounts loaned to U.S. municipalities and agencies to facilitate real property acquisition and improvements. Repayment of the majority of these notes is generally based on that municipality's allocation of sales tax revenues generated by retail businesses located on the particular property associated with such City Note. City Note repayments are calculated in accordance with specific revenue sharing agreements, and, under the terms of most City Notes, the unpaid balance of the note is forgiven on its maturity date.

On April 5, 2000, the Company sold its City Notes for $22.5 million to the Price Family Charitable Trust ("Trust"), a California trust, and recognized a gain of approximately $3.9 million arising from this transaction (see "Notes to Consolidated Financial Statements").

INTELLECTUAL PROPERTY RIGHTS

It is the Company's policy to obtain appropriate proprietary rights protection for trademarks and significant new technologies acquired or developed by the Company. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint ventures, employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

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

however, because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the mark.

In August 1999, the Company and Associated Wholesale Grocers, Inc. ("AWG") entered into an agreement regarding the trademark "PriceSmart" and related marks containing the name "PriceSmart". The Company has agreed not to use the "PriceSmart" mark or any related marks containing the name "PriceSmart" in connection with the sale or offer for sale of any goods or services within AWGs territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. The Company, however, may use the mark "PriceSmart" or any mark containing the name "PriceSmart" on the internet or any other global computer network whether within or outside said territory, and in any national advertising campaign that cannot reasonably exclude the territory, and the Company may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by the Company for registration of the mark "PriceSmart" or related marks containing the name "PriceSmart", and AWG has further agreed not to bring any action for trademark infringement against the Company based upon the Company's use outside the territory (or with respect to the permitted uses inside the territory) of the mark "PriceSmart" or related marks containing the name "PriceSmart."

EMPLOYEES

As of August 31, 2000, the Company or its subsidiaries, had a total of 2,535 employees. Approximately 94% of the Company's employees were employed outside of the United States.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

FINANCIAL PERFORMANCE IS DEPENDENT ON INTERNATIONAL OPERATIONS. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership concept which include: (i) changes in tariffs and taxes, (ii) the imposition of governmental controls,
(iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) limitations on U.S. company ownership in foreign countries, (vi) permitting and regulatory compliance, (vii) the financial and other capabilities of the Company's business partners and licensees, and (viii) general political as well as economic and business conditions.

EFFECTIVE ASSISTANCE FROM LOCAL BUSINESS PEOPLE WITH WHOM THE COMPANY HAS ESTABLISHED STRATEGIC RELATIONSHIPS. Several of the risks associated with the Company's international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. In many cases, these local business people previously held minority interests in joint venture arrangements with the Company and now hold shares of the Company's common stock. No assurances can be provided that the Company's membership store concept will be implemented effectively or that these local business people will effectively help the Company penetrate their respective markets. In the event one or more of these local business people are displeased with their relationship with the Company, these local business people could seek to terminate their relationships with the Company. The failure of these local business people to assist the Company in their local markets could harm the Company's business, financial condition and results of operations.

ABILITY TO MANAGE GROWTH. The Company began an aggressive growth strategy in April 1999 in Central America and the Caribbean. The Company has opened eleven new warehouses in fiscal 2000 and intends to open six additional new warehouses in fiscal 2001 (one of which was opened in October 2000). The success of the Company's growth strategy will depend to a significant degree on the Company's ability to: (i) expand the Company's operations through the opening of new warehouses, (ii) operate new warehouses on a profitable basis and (iii) maintain positive comparable warehouse sales in the applicable markets. These markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from those previously encountered by the Company. Also, the Company might not be able to adapt the Company's operations to support these expansion plans, and these new warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

The Company's ability to open new warehouses on a timely basis will also depend on a number of factors, some of which may be beyond the Company's control, including the Company's ability to: (i) locate suitable warehouse sites, (ii) negotiate acceptable lease or acquisition terms, (iii) construct sites timely, and (iv) obtain financing in a timely manner and with satisfactory terms. The growth strategy also will require the Company to hire, train and retain skilled managers and personnel to support its planned growth, and may experience difficulties hiring employees who possess the training and experience necessary to operate the Company's new warehouses, particularly in foreign markets where language, education and cultural factors may impose particular challenges. Further, the Company may encounter substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the international markets in which the Company intends to locate new warehouses. The Company might not be able to open the planned number of new warehouses according to its schedule or continue to attract, develop and retain the personnel necessary to pursue the Company's growth strategy. Failure to do so could have a material adverse affect on the Company's business financial condition and results of operations.

In addition, the Company will need to continually evaluate the adequacy of the Company's existing systems and procedures, including warehouse management, financial and inventory control and distribution systems. Moreover, as the Company grows, it will need to continually analyze the sufficiency of the Company's inventory distribution methods and may require additional facilities in order to support the Company's planned growth. The Company may not adequately anticipate all the changing demands that its expanding operations will impose on these systems. The Company's failure to update the Company's internal systems or procedures as required could have a material adverse affect on the Company's business financial condition and results of operations.

COMPETITION. The Company's international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of the Company's larger competitors, the Company cannot assure that the Company's larger competitors will not decide to enter these markets or that the Company's smaller competitors will not compete more effectively. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

SHIPMENT OF GOODS. The Company is required to transport products over great distances, typically over water, which results in: (i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to potential damage to, or destruction of, ships or containers delivering goods, (iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs.

Moreover, only a limited number of transportation companies service the Company's regions, none of which has entered into a long-term contract with the Company. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and operating results. In addition, many of the countries in which the Company operates require registration of imported products, which often results in additional significant delays in the Company's deliveries of products to its warehouses.

WEATHER AND OTHER UNCERTAINTIES. The Company's operations are subject to the volatile weather conditions and natural disasters often encountered in the regions in which the Company's warehouse stores are or are planned to be located, which could result in delays in construction or result in significant damage to, or destruction of, the Company's warehouse stores. In addition, the Company's international operations involve uncertainties arising from: (i) local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services and (ii) local economic conditions. Losses from business interruption may not be adequately compensated by insurance.

DECLINES IN THE ECONOMIES OF FOREIGN COUNTRIES. The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company's foreign markets. Consumer spending in the Company's markets may be adversely affected by these factors, thereby affecting the Company's growth, sales and profitability. A decline in the national or regional economies of any foreign countries in which the Company currently operates or will operate in the future could have a material adverse effect on the Company's business, financial condition and operating results.

SUBSTANTIAL CONTROL OVER THE COMPANY'S VOTING STOCK. As of November 10, 2000, Robert E. Price, who is the Chairman of the Company's Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 37.7% of the Company's outstanding common stock. As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

LOSS OF KEY PERSONNEL. The Company is dependent to a large extent on the performance of its senior management team and other key employees for strategic business direction. The loss of services of any members of the Company's senior management or other key employees, could have a material adverse affect on the Company's business, financial condition and operating results.

VOLATILITY OF FOREIGN CURRENCIES. The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. At the end of fiscal 2000, the Company had a total of sixteen warehouses (adding a seventeenth in October 2000) operating in seven foreign countries. For fiscal 2000, 75% of the Company's net warehouse sales were in foreign currencies, and is expected to increase in fiscal 2001 to approximately 80% (Panamanian and U.S. Virgin Islands operations being U.S. dollar denominated). The Company's expansion plans call for the Company to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDFs) and internal hedging procedures. As of August 31, 2000, the Company had no NDFs outstanding. However, the Company may purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statements of operations, for fiscal 2000 and fiscal 1999 (including the cost of the NDFs) were $1.3 million and $538,000, respectively. The Company had no foreign exchange transactions prior to fiscal 1999.

IMPACT OF YEAR 2000. The year 2000 issue results from computer programs and hardware being written with two digits rather than four digits to define the applicable year. There is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000, potentially resulting in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.

The Company has experienced no year 2000 adverse effects on its internal systems or any involved in its supply chain, including purchasing, distribution, sales and accounting. Also, no errors were found related to date processing before or after January 1, 2000, including treatment of year 2000 as a leap year. The Company will continue to monitor its hardware, software, and imbedded systems as they are added or modified.

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

ITEM 2.  PROPERTIES

WAREHOUSE PROPERTIES. The Company, through its majority or wholly owned ventures, has a combination of owned or leased properties for each country in which it operates warehouses. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse locations by country that were operational at August 31, 2000:


Location                     Date Opened            Ownership / Lease
-------------------------    ------------------     ------------------------
Panama:
         Los Pueblos         October 25, 1996       Own land and building
         Via Brazil          December 4, 1997       Lease land and building
         El Dorado           November 11, 1999      Lease land and building
         David               June 15, 2000          Own land and building
Guatemala:
         Mira Flores         April 8, 1999          Lease land and building
         Guatemala City      August 24, 2000        Lease land and building
Costa Rica:
         Zapote              June 25, 2000          Own land and building
         Escazu              May 12, 2000           Own land and building
         Heredia             June 30, 2000          Own land and building
Dominican Republic:
         Santo Domingo       December 10, 1999      Own land and building
         Santiago            December 14, 1999      Own land and building
         East Santo Domingo  October 12, 2000       Own land and building
El Salvador:
         Santa Elena         August 26, 1999        Own land and building
         San Salvador        April 13, 2000         Own land and building
Honduras:
         San Pedro Sula      September 29, 2000     Own land and building
         Tegucigalpa         May 31, 2000           Lease land and building
Trinidad:
         Chaguanas           August 4, 2000         Own land and building

Subsequent to August 31, 2000, the Company opened an additional location, on October 12, 2000, located in East Santo Domingo in the Dominican Republic for which it owns the land and building.

CORPORATE HEADQUARTERS. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117-3650. The Company leases 42,000 square feet of office space from PEI at a rate $25,700 per month pursuant to a triple net lease. The current term is two years, which commenced on September 1, 1999, and the Company has four renewal options of two years each. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

PROPERTIES HELD FOR SALE. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the "Properties"). The remaining Properties include improved and unimproved land which the Company is currently in the process of selling. The anticipated sales are not expected to generate significant gains or losses. Proceeds from sales of such properties will be used to fund the Company's businesses and general working capital requirements. The Company expects such transactions to be completed within the next twelve months; however, given the nature of such sales activities, there can be no assurance that these potential sales will be completed by then or that such proceeds will be fully realized.

ENVIRONMENTAL MATTERS. The Company has agreed to indemnify PEI for all of PEI's liabilities (including obligations to indemnify Costco with respect to environmental liabilities) arising out of PEI's prior ownership of the Properties and the real properties transferred by Costco to PEI that PEI sold prior to the Distribution. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. As discussed below, certain Properties are located in areas of current or former industrial activity, where environmental contamination may have occurred.

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

The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company's business assets or results of operation, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company has agreed to indemnify PEI for environmental liabilities arising out of such properties. The Company has reserved approximately $45,000 with respect to potential environmental liabilities arising from PEI's prior ownership of the Phoenix (Fry's) property and Silver City property discussed below. The Company has not taken a reserve with respect to the Meadowlands property. Set forth below are summaries of certain environmental matters relating to these properties.

Phoenix (Fry's). The Phoenix (Fry's) site is a 37.1-acre site located in Phoenix, Arizona. The Phoenix (Fry's) site is located within the West Van Buren Study Area (the "WVBSA"). Volatile organic compounds ("VOCs") and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, PEI (as successor to Costco) has not been identified as a potentially responsible party ("PRP") for the WVBSA. On March 8, 1995, PEI sold the Phoenix (Fry's) site, and retained responsibility for certain environmental matters. Investigations conducted in connection with the sale of the property revealed some hydrocarbon contamination in an area previously occupied by a fuel pump island. Seven underground fuel storage tanks were removed in 1989. The Arizona Department of Environmental Quality ("ADEQ") has required additional testing of the site prior to granting closure of the site. An independent environmental firm recently completed the required additional tests which have been submitted to the ADEQ, and the Company anticipates that closure of the site will be granted based on the test results. However, there can be no assurance that the ADEQ will grant closure or that additional testing may be required.

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

Meadowlands. The Meadowlands site is an unimproved, 12.9-acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. PEI, however, has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. PEI sold the Meadowlands site on August 11, 1995. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

Silver City. The Silver City site contains or has contained petroleum hydrocarbons in the soil and groundwater. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. PEI is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2000. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 24, 2001, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following financial statements are incorporated by reference into
         Part II, Item 8 of this Form 10-K from the annual report:

         Report of Independent Auditors

         Consolidated Balance Sheets as of August 31, 2000 and 1999

         Consolidated Statements of Operations for the three years ended August 31, 2000

         Consolidated Statements of Stockholders' Equity for the three years ended August 31, 2000

         Consolidated Statements of Cash Flows for the three years ended August 31, 2000

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K:

         On June 19, 2000, the Company filed a Form 8-K under Item 5 announcing the Company has entered into a stock purchase agreement to acquire the 40% interest in PSMT Caribe, Inc. held by PSC, S.A., giving the Company sole ownership of PSMT Caribe, Inc.

(c)      See Exhibit Index and Exhibits attached to this report

(d)      Financial Statement Schedules

         See "Schedule II: Valuation and Qualifying Accounts" attached to this report

                                   SCHEDULE II

                                PRICESMART, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                            Balance at
                                           Beginning of       Charged to Costs                         Balance at
                                              Period            and Expenses        Deductions        End of Period
                                           ------------         ------------       ------------       -------------
PROVISIONS FOR ASSET IMPAIRMENTS

Year ended August 31, 1998                  $   4,795          $       -           $  (4,570) (1)         $225
Year ended August 31, 1999                        225                  -                (225)                -
Year ended August 31, 2000                          -                  -                   -                 -

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended August 31, 1998                  $   1,000          $     116           $    (702) (2)         $414
Year ended August 31, 1999                        414                305                (275)              444
Year ended August 31, 2000                        444                239                (642)               41


(1) Deductions from asset impairments related to the sale of six properties.

(2) Deductions from allowance for doubtful accounts primarily related to the recovery of prior year write down on accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 29, 2000                         PRICESMART, INC.

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


SIGNATURE                                         TITLE                                 DATE
/s/ ROBERT E. PRICE                         Chairman of the Board                      November 29, 2000
--------------------
Robert E. Price


/s/ GILBERT A. PARTIDA                      President and Chief                        November 29, 2000
-----------------------                     Executive Officer
Gilbert A. Partida                          (Principal Executive
                                            Officer)

/s/ ALLAN C. YOUNGBERG                      Executive Vice President                   November 29, 2000
-----------------------                     and Chief Financial Officer
Allan C. Youngberg                          (Principal Financial and
                                            Accounting Officer)

/s/ RAFAEL E. BARCENAS                      Director                                   November 29, 2000
----------------------
Rafael E. Barcenas

/s/ JAMES F. CAHILL                         Director                                   November 29, 2000
-------------------
James F. Cahill

/s/ MURRAY L. GALINSON                      Director                                   November 29, 2000
-----------------
Murray L. Galinson

/s/ KATHERINE L. HENSLEY                    Director                                   November 29, 2000
------------------------
Katherine L. Hensley

/s/ LEON C. JANKS                           Director                                   November 29, 2000
-----------------
Leon C. Janks

/s/ LAWRENCE B. KRAUSE                      Director                                   November 29, 2000
----------------------
Lawrence B. Krause

/s/ JACK MCGRORY                            Director                                   November 29, 2000
----------------------
Jack McGrory

/s/ EDGAR A. ZURCHER                        Director                                   November 29, 2000
-------------------
Edgar A. Zurcher

                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS


Exhibit
Number                               Description
--------                             -----------
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

10.3(a)(4)        Employment Agreement dated September 20, 1994 between Price
                  Enterprises, Inc. and Robert M. Gans

10.3(b)(5)        Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans

10.3(c)(2)        Fourth Amendment to Employment Agreement dated as of September
                  2, 1997 between the Company and Robert M. Gans

10.3(d)(12)       Fifth Amendment to Employment Agreement dated as of March 31,
                  1999 between the Company and Robert M. Gans

10.3(e)(18)       Sixth Amendment to Employment Agreement dated as of November 22,
                  1999 between the Company and Robert M. Gans

10.3(f)(18)       Seventh Amendment to Employment Agreement dated as of July 18,
                  2000 between the Company and Robert M. Gans

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

10.9(2)           Assignment and Assumption of Employment Agreement dated August
                  29, 1997 between the Company and Price Enterprises, Inc.

10.10(a)(2)       Employment Agreement dated as of September 29, 1997 between the Company and Karen C. Ratcliff

10.10(b)(13)      First Amendment of Employment Agreement between the Company and Karen J. Ratcliff, dated March 31, 1999

10.10(c)(15)      Second Amendment of Employment Agreement between the Company and Karen J. Ratcliff, dated September 1, 1999

10.11(a)(7)       Employment Agreement dated December 15, 1997 between the
                  Company and Gilbert A. Partida

10.11(b)(18)      First Amendment of Employment Agreement between PriceSmart, Inc.
                  and Gilbert A. Partida, dated November 22, 1999

10.11(c)(16)      Second Amendment of Employment Agreement between PriceSmart,
                  Inc. and Gilbert A. Partida, dated January 10, 2000.

10.12(a)(8)       Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin

10.12(b)(14)      First Amendment to Employment Agreement between the Company and
                  Thomas D. Martin, dated March 31, 1999

10.12(c)(18)      Second Amendment of Employment Agreement between the
                  Company and Thomas D. Martin, dated November 22, 1999

10.12(d)(16)      Third Amendment of Employment Agreement between PriceSmart,
                  Inc. and Thomas Martin dated January 11, 2000.

10.13(8) Employment Agreement dated August 19, 1998 between the Company and Kurt A. May

10.13(a)(18)      First Amendment of Employment Agreement between the Company and Kurt A. May dated November 22, 1999.

10.13(b)(18)      Second Amendment of Employment Agreement between the Company and Kurt A. May dated July 18, 2000.

10.14(8)          Members' Agreement dated September 14, 1998 between the
                  Company and PSMT Caribe, Inc.

10.15(8) Auto Referral Purchase Agreement dated August 18, 1998 between the Company and Affinity Development Group Incorporated

10.16(a)(9)       Promissory Note (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and dates of Pledge
                  Agreements)

10.16(b)(15)      First Amendment to Promissory Note between the Company and
                  Kevin C. Breen, dated June 1, 1999

10.16(c)(15)      First Amendment to Promissory Note between the Company and Ron
                  deHarte, dated June 1, 1999

10.16(d)(15)      First Amendment to Promissory Note between the Company and
                  Brud Drachman, dated June 1, 1999

10.16(e)(15)      First Amendment to Promissory Note between the Company and
                  Thomas D. Martin, dated June 1, 1999

10.16(f)(15)      First Amendment to Promissory Note between the Company and
                  Kurt A. May, dated June 1, 1999

10.16(g)(15)      First Amendment to Promissory Note between the Company and
                  Bill Naylon, dated June 1, 1999

10.16(h)(15)      First Amendment to Promissory Note between the Company and Ed
                  Oats, dated June 1, 1999

10.16(i)(15)      First Amendment to Promissory Note between the Company and
                  Karen J. Ratcliff, dated June 1, 1999

10.16(j)(15)      Promissory Note between the Company and Allan C. Youngberg, dated July 27, 1999

10.17(a)(10)      Pledge Agreement (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and number of pledged shares)

10.17(b)(15)      Pledge Agreement between the Company and Allan C. Youngberg, dated July 27, 1999

10.18(11)         1998 Equity Participation Plan of PriceSmart, Inc.


                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS


Exhibit
Number                            Description
--------                          -----------
10.19(a)(15)      Employment Agreement dated as of July 23, 1999 between the
                  Company and Allan C. Youngberg

10.19(b)(15)      First Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated July 26, 1999

10.20(a)(15)      Employment Agreement dated as of March 31, 1998 between the
                  Company and K.C. Breen

10.20(b)(15)      First Amendment of Employment Agreement between the Company and K.C. Breen, dated March 31, 1999

10.20(c)(15)      Second Amendment of Employment Agreement between the Company and K.C. Breen, dated October 1, 1999

10.20(d)(15)      Third Amendment of Employment Agreement between the Company and K.C. Breen, dated January 11, 2000

10.21(15)         Trademark Agreement between the Company and Associated
                  Wholesale Grocers, Inc., dated August 1, 1999

10.22(16)         Loan agreement by and between CitiBank and PRICSMARLANDCO,
                  S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc..
                  Pricesmart, Inc., P.S.C., S.A., and Venture Services, Inc.
                  dated October 12, 1999 for $5.9 million.

10.23(16)         Line of credit between Bank of America and PriceSmart, Inc.
                  dated January 10, 2000 for $8.0 million.

10.24(16)         Loan agreement by and between CitiBank, N.A. and Imobiliaria
                  PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de
                  C.V., PSMT Caribe, Inc., PriceSmart, Inc., P.S.C., S.A., and
                  Venture Services, Inc. dated December 21, 1999 for $5.0
                  million.

10.25(a)(16)      Loan agreement by and between The Chase Manhattan Bank and
                  PriceSmart, Inc. and PB Real Estate, S.A. dated December 20,
                  1999 for $11.3 million (in Spanish).

10.25(b)(16)      Loan agreement by and between The Chase Manhattan Bank and
                  PriceSmart, Inc. and PB Real Estate, S.A. dated December 20,
                  1999 for $11.3 million (in English).

10.26(a)(16)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0
                  million (in Spanish).

10.26(b)(16)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.26(c)(16)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).

10.26(d)(16)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.27(a)(16)      Line of Credit for 180 days between Banco Del Progresso, S.A.
                  and PriceSmart Dominicana, S.A. dated December 23, 1999 for
                  $2.0 million (in Spanish).

10.27(b)(16)      Line of Credit for 180 days between Banco Del Progresso and
                  PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.28(a)(16)      Loan agreement by and between Commercial International Bank &
                  Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated
                  February 4, 2000 for $3.9 million (in Spanish).

10.28(b)(16)      Loan agreement by and between Commercial International Bank &
                  Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated
                  February 4, 2000 for $3.9 million (in English).

10.29(a)(16)      Loan agreement by and between Banco Nacional de Credito, S.A.
                  and PriceSmart Dominicana, S.A. dated February 22, 2000 for
                  $4.2 million (in Spanish).

10.29(b)(16)      Loan agreement by and between Banco Nacional de Credito, S.A.
                  and PriceSmart Dominicana, S.A. dated February 22, 2000 for
                  $4.2 million (in English).

10.30(16)         Loan agreement by and between CitiBank, N.A. and Inmobiliaria
                  PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.31(16)         Loan agreement by and between Banco Dominicano del Progreso,
                  S.A., Inmobiliaria PriceSmart, S.A. and PriceSmart Dominicana,
                  S.A. dated March 10, 2000 for $7.0 million.

10.32(16)         Travel Business Purchase Agreement dated March 1, 2000 between the Company and Club-4U.

10.33(a)(16)      Agreement to acquire sole ownership of the Panama PriceSmart business dated March 22, 2000 between the Company and BB&M
                  International Trading Group.

10.33(b)(18)      Registration Rights Agreement dated as of March 15, 2000 by and among PriceSmart, Inc. and and BB&M International Trading
                  Group.

10.34(16)         Loan agreement by and between Banco Bilbao Vizcaya, S.A. and
                  PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.35(a)(17)      City Note Purchase Agreement dated April 5, 2000, between the
                  Price Family Charitable Trust and PriceSmart, Inc.

10.35(b)(17)      Amendment to City Note City Note Purchase Agreement dated
                  April 18, 2000, between the Price Family Charitable Trust and
                  PriceSmart, Inc.

10.36(a)(17)      Promissory Note with Banco Bilbao Vizcaya, S.A. and
                  Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April
                  26, 2000 for $3.750 million.

10.36(a)(18)      Stock Purchase Agreement dated as of June 5, 2000 by and among
                  PriceSmart, Inc., PSC, S.A. and the Shareholders of PSC, S.A.

10.36(b)(18)      Registration Rights Agreement dated as of June 5, 2000 by and among PriceSmart, Inc and the Shareholders of PSC, S.A.

10.38(18)         Promissory Note between the Company and John Hildebrandt,
                  dated April 18, 2000

10.39(18)         Loan agreement by and between Royal Merchant Bank and Finance
                  Company Limited and PSMT Trinidad/Tobago Limited dated June
                  21, 2000 for $3.5 million.


                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS


Exhibit
Number                              Description
--------                            -----------
11.1(18)          Computation of Net Loss Per Common Share (Basic and Diluted)

13.1(18) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 2000

21.1(18)          Subsidiaries of PriceSmart, Inc.

23.1(18)          Consent of Ernst & Young LLP, Independent Auditors

27.1(18)          Financial Data Schedule


Incorporated by reference sources:

(1) Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

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

(7) Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(9) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(10) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(11) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(12) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(13) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(14) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(18)     Filed herewith.