Form 10-Q
period 2000-11-30
PRICESMART INC
filed 2001-01-16
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2000

                                       Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The registrant had 6,320,407 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2000.

                                PRICESMART, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                            PAGE
ITEM 1. FINANCIAL STATEMENTS.............................................................   3

        Condensed Consolidated Balance Sheets as of November 30, 2000
        and August 31, 2000..............................................................   9

        Condensed Consolidated Statements of Operations
        for the three months ended November 30, 2000 and 1999...........................   10

        Condensed Consolidated Statements of Cash Flows
        for the three months ended November 30, 2000 and 1999...........................   11

        Condensed Consolidated Statements of Stockholders' Equity
        for the three months ended November 30, 2000....................................   12

        Notes to Condensed Consolidated Financial Statements............................   13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..............................................   3


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK......................................................................   6


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS................................................................   7

ITEM 2. CHANGES IN SECURITIES AND USE
        OF PROCEEDS.....,................................................................   7

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................   7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS..............................................................   7

ITEM 5. OTHER INFORMATION................................................................   7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................   7

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of November 30, 2000, the condensed consolidated balance sheet as of August 31, 2000, and the unaudited condensed consolidated statements of operations, cash flows and stockholders' equity for the three months ended November 30, 2000 and 1999 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", "scheduled", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the Company is exposed to weather and other risks associated with Central American and Caribbean operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; the loss of key personnel could harm the Company's business; and the Company is subject to volatility in foreign currency exchange; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2000.

The following discussion and analysis compares the results of operations for each of the first fiscal quarters ended November 30, 2000 (fiscal 2001) and 1999 (fiscal 2000), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

As of November 30, 2000, the Company had seventeen warehouse stores in operation (four in Panama, three each in Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, and Guatemala and one in Trinidad) of which the Company owns at least a majority interest.

In fiscal year 2000, the Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000.

During the first quarter of fiscal 2001, the Company opened one new US-style membership shopping warehouse in East Santo Domingo, Dominican Republic on October 12, 2000, bringing the total number of warehouse stores in operation to seventeen as of November 30, 2000. During the first quarter of fiscal 2000, the Company opened two US-style membership shopping warehouses, bringing the total number of warehouses in operation to seven as of November 30, 1999. Also, there were six warehouse stores in operation (five in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the first quarter of fiscal 2001, versus five licensed warehouse stores (four in China and one in Saipan, Micronesia) at the end of the first quarter of fiscal 2000.

Net warehouse sales increased 109% to $105.3 million in the first quarter of fiscal 2001, from $50.5 million in the first quarter of fiscal 2000. The increase is primarily attributable to the opening of ten new warehouses since the end of the first quarter of fiscal 2000.

The Company will begin providing quarterly same-store-sales information when at least one-third of its stores have comparative prior period sales in metropolitan markets that have not had additional store openings. As of November 30, 2000, the average life of the seventeen warehouses in operation was fourteen months.

The Company's warehouse gross profit margins in the first quarter of fiscal 2001 increased to 14.0% from 12.8% in the first quarter of fiscal 2000. The increase in gross profit margins is a result of the Company's increased purchasing power and an increase in sales penetration of higher margin pre-holiday U.S. products, non-food items and anticipated lower margins in the prior year quarter as the Company entered new markets. Warehouse gross profit margins are expected to exceed prior fiscal year margins during the remainder of fiscal 2001.

There were no export sales to the Company's licensee warehouses in Asia in the first quarter of fiscal 2001 compared to $275,000 in the first quarter of fiscal 2000. The Company does not anticipate significant export sales to its licensees in future periods.

Membership fees and other income, including royalties earned from licensees, increased 107% to $2.9 million in the first quarter of fiscal 2001 from $1.4 million in the first quarter of fiscal 2000. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $2.7 million, or 2.6% of net warehouse sales, in the first quarter of fiscal 2001 from $1.2 million, or 2.4% of net warehouse sales, in the first quarter of fiscal 2000. The increase between quarters was primarily a result of the ten new warehouse openings, which resulted in an increase in the total memberships to 425,000 from 216,000, or an increase of 97%, and increases in rental income and advertising revenues.

The Company sold its travel program in March 2000 (fiscal 2000), accounting for the decrease in travel program revenues over the prior period from $1.6 million in the first quarter of fiscal 2000 to none in the first quarter of fiscal 2001.

Warehouse operating expenses increased to $11.3 million, or 10.7% of net warehouse sales, in the first quarter of fiscal 2001 from $5.9 million, or 11.6% of net warehouse sales, in the first quarter of fiscal 2000. The increase in warehouse operating expenses is attributable to the ten additional warehouses opened since the first quarter of fiscal 2000. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses within a market, general payroll savings and general operating cost reduction initiatives.

General and administrative expenses increased to $4.3 million, or 4.1% of net warehouse sales, in the first quarter of fiscal 2001 from $4.1 million, or 8.1% of net warehouse sales, in the first quarter of fiscal 2000. General and administrative expenses have increased between the periods presented to support the planned expansion efforts and improvements to the infrastructure to support the rapid growth of the Company. As a percentage of net warehouse sales, general and administrative expenses have declined due to higher sales from the ten additional warehouse store openings between the periods presented. General and administrative expenses are anticipated to decline in comparison to prior periods during the remainder of fiscal 2001 as a result of certain one-time costs incurred in the prior fiscal year related to the Company's planned growth and certain cost reduction initiatives in the current fiscal year.

Preopening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $477,000 in the first quarter of fiscal 2001 from $2.4 million in the first quarter of fiscal 2000. Preopening expenses have decreased as the Company anticipates opening a total of six warehouse locations (one of which opened during the first quarter) in fiscal 2001 verses the eleven new warehouses that were opened in fiscal 2000, including two warehouse store openings during the first quarter of fiscal year 2000.

Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivables from buyers of formerly owned properties. Interest income decreased to $831,000 in the first quarter of fiscal 2001 from $1.1 million in the first quarter of fiscal 2000. The decrease in interest income is due to the decrease in the amount of interest-bearing instruments held by the Company as it has used cash for its expansion.

Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the construction of new warehouse store operations, and was $2.0 million in the first quarter of fiscal 2001 compared with $311,000 in the first quarter of fiscal 2000. The increase is directly attributable to an increase in the amount of debt between the quarters presented.

Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

During the first quarter of fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in

Trinidad. The sale of the excess land resulted in a gain of $1.1 million, of which the Company's share of the gain was $781,000.

The Company recognized an income tax benefit of $114,000 in the first quarter of fiscal 2001, which relates primarily to a foreign tax benefit realized at one of the Company's subsidiaries. A tax benefit has been recognized on the net operating losses, because the Company believes the benefit of this loss will be realized in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are the financing of land, construction and equipment costs associated with new warehouse stores, plus the cost of preopening and working capital requirements, through investments in foreign ventures.

For fiscal 2001, the Company's current intention is to spend an aggregate of approximately $53.0 million, which includes $39.0 million for construction, equipment and working capital for six new warehouses and approximately $14.0 million for the potential redemption of 306,748 shares of the Company's common stock. Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to borrow approximately $26 million during fiscal 2001, and to use these proceeds, as well as excess cash and cash equivalents and cash generated from existing operations, to finance these expenditures.

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

Under the Stock Purchase Agreement relating to the acquisition of BB&M's interest, as subsequently amended by a July 11, 2000 letter agreement, the Company has agreed to redeem the shares of the Company's common stock issued to BB&M or otherwise provide additional consideration to BB&M under certain circumstances. If the closing price of the Company's common stock is less than $46.86 on the first anniversary of the closing of the Company's acquisition of BB&M's 49% interest, the BB&M shareholders may request that the Company redeem the shares of the Company's common stock issued to them in the transaction. If the shareholders make such a request, the Company may satisfy its redemption obligation in either of two alternative ways. First, the Company may elect to redeem the shares for cash at a price of $46.86 per share. Second, the Company may request that the shareholders sell shares on the open market within a 30-day period; with respect to shares actually sold by the shareholders, if the average sales price the shareholders receive is less than $46.86 per share, the Company would pay to the shareholders the difference between $46.86 and the price actually received, by a cash payment or by issuing to the shareholders additional shares of the Company's common stock, valued at the average closing price over the last ten trading days during the 30-day sale period. In the event the share price remains below $46.86 on March 27, 2001, it is presently anticipated that the Company will elect the first alternative by paying cash for those shares that are tendered for redemption.

The Company has received commitments from the International Finance Corporation (IFC) and the Overseas Private Investment Corporation (OPIC) to loan to the Company a total of $42.0 million. Approximately $28.0 million will be used to repay certain existing loans outstanding with the remainder to be used to finance new warehouse expenditures as described above. The funding of the IFC and OPIC loans is subject to the execution of loan agreements and the fulfillment of all approved conditions, which include the perfection of the underlying security for these loans. The Company expects initial funding of the IFC loan to occur in February 2001, with the funding of the balance of the IFC loan and the OPIC loan to follow shortly thereafter.

The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity (including the IFC and OPIC loans), will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2000, the Company had a total of seventeen warehouses operating in seven foreign countries. For the three months ended November 30, 2000, approximately 81% of the Company's net warehouse sales were in foreign currencies. The Company currently has operations in Panama and will have operations in the U.S. Virgin Islands, both of which are U.S. dollar denominated currencies. In addition, effective January 1, 2001, the government of El Salvador changed its currency to the U.S. dollar.

The Company's plans to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. However, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $581,000 and $388,000 as of November 30, 2000 and August 31, 2000, respectively.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company at times manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDFs) and internal hedging procedures. For the three months ended November 30, 2000, the Company had not entered into any NDFs. However, the Company may purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the condensed consolidated statements of operations, for the three months ended November 30, 2000, and for all of fiscal 2000 (including the cost of any NDFs) were $404,000 and $1.3 million, respectively.

The Company is also exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve would adversely affect the Company's pretax net income (loss) by approximately $575,000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits: None

         (b) No reports on Form 8-K were filed for the three months ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PriceSmart, Inc.

Date: January 15, 2000                     /s/ Gilbert A. Partida
                                           -----------------------
                                           Gilbert A. Partida
                                           President and Chief Executive Officer


Date: January 15, 2000                     /s/ Allan C. Youngberg
                                           -----------------------
                                           Allan C. Youngberg
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                PRICESMART, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 November 30,                    August 31,
                                                                                     2000                           2000
                                                                              ------------------             ------------------
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    26,035                      $    24,503
     Marketable securities                                                            5,500                            5,482
     Receivables, net of allowance for doubtful accounts                              3,342                            1,732
     Other receivables                                                                2,837                               --
     Merchandise inventories                                                         63,287                           54,949
     Prepaid expenses and other current assets                                        6,615                            5,405
     Property held for sale                                                             726                            1,652

                                                                              ------------------             ------------------
Total current assets                                                                108,342                           93,723

     Restricted cash                                                                 13,825                           12,698
     Property and equipment, net                                                    132,585                          128,985
     Goodwill, net                                                                   18,935                           19,178
     Notes receivable and other                                                       6,030                            6,816
                                                                              ------------------             ------------------

TOTAL ASSETS                                                                    $   279,717                      $   261,400
                                                                              ==================             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank borrowings                                                            $    12,062                      $     9,493
     Accounts payable                                                                48,597                           43,312
     Accrued salaries and benefits                                                    3,391                            3,086
     Deferred membership income                                                       3,732                            3,892
     Other accrued expenses                                                          13,384                            5,946
     Long-term debt, current portion                                                  8,241                            8,773
                                                                              ------------------             ------------------

Total current liabilities                                                            89,407                           74,502
Long-term debt                                                                       51,229                           50,532
                                                                              ------------------             ------------------
Total liabilities                                                                   140,636                          125,034

Minority interest                                                                     5,991                            4,683
Commitments and contingencies                                                            --                               --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000 shares authorized, none issued         --                               --
     Commonstock, $.0001 par value, 15,000,000 shares authorized, 6,848,964 and
           6,812,485 shares issued and outstanding at November 30, 2000 and
           August 31, 2000, respectively                                                  1                                1
     Additional paid-in capital                                                     149,260                          148,970
     Notes receivable from stockholders                                              (1,000)                          (1,000)
     Deferred compensation                                                             (586)                            (679)
     Accumulated other comprehensive loss                                              (610)                            (695)
     Accumulated deficit                                                             (5,462)                          (6,308)
     Less: Treasury stock at cost, 549,120 and 555,093 shares at November 30,
          2000 and August 31, 2000, respectively                                     (8,513)                          (8,606)
                                                                              ------------------             ------------------
Total stockholders' equity                                                          133,090                          131,683
                                                                              ------------------             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   279,717                      $   261,400
                                                                              ==================             ==================

See accompanying notes.

                                  PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED - AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                                      November 30,
                                             ---------------------------------
                                                   2000              1999
                                             ---------------   ---------------
Revenues:
   Sales:
     Net warehouse                           $  105,253        $   50,482
     Export                                          --               275
   Membership fees and other income               2,910             1,378
   Travel program                                    --             1,580
                                             ---------------   ---------------
Total revenues                                  108,163            53,715
                                             ---------------   ---------------
Expenses:
   Cost of goods sold:
     Net warehouse                               90,472            44,039
     Export                                          --               266
   Selling, general and administrative:
     Warehouse operations                        11,278             5,867
     General and administrative                   4,323             4,079
   Travel program expenses                           --             1,126
   Goodwill amortization                            242                --
   Preopening expenses                              477             2,385
                                             ---------------   ---------------
Total expenses                                  106,792            57,762
                                             ---------------   ---------------
Operating income (loss)                           1,371            (4,047)
                                             ---------------   ---------------
Other:
   Interest income                                  831             1,101
   Interest expense                              (1,978)             (311)
   Other expense                                     --              (187)
   Gain on sale of real estate properties         1,128                --
   Minority interest                               (620)              676
                                             ---------------   ---------------
Total other income (expense)                       (639)            1,279
                                             ---------------   ---------------
Income (loss) before provision for income taxes     732            (2,768)

Benefit for income taxes                           (114)               --
                                             ---------------   ---------------
Net income (loss)                            $      846        $   (2,768)
                                             ===============   ===============
Earnings (loss) per share:
   Basic                                     $     0.14        $    (0.54)
                                             ===============   ===============
   Diluted                                   $     0.13        $    (0.54)
                                             ===============   ===============

Shares used in per share computation:
   Basic                                          6,264             5,087
   Diluted                                        6,732             5,087

See accompanying notes.

                                 PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                                                 For the Three Months
                                                                                                   Ended November 30,
                                                                                           ----------------------------------
                                                                                                  2000             1999
                                                                                           ---------------    ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                            $     846          $    (2,768)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
     Depreciation                                                                                1,986                  851
     Amortization of goodwill                                                                      242                   --
     Allowance for doubtful accounts                                                                 6                  (83)
     Gain on sale of real estate properties                                                     (1,128)                  --
     Income tax benefit                                                                            114                   --
     Minority interest                                                                             620                 (676)
     Compensation expense recognized for stock options                                              93                  150
     Change in operating assets and liabilities:
       Restricted cash                                                                          (1,127)               2,858
       Accounts receivable and other assets                                                    (14,018)             (10,349)
       Accounts payable and other liabilities                                                   12,665                5,175
       Unrealized gain loss on marketable securities                                                33                   --
                                                                                           ---------------    ---------------
Net cash flows provided by (used in) operating activities                                          332               (4,842)

INVESTING ACTIVITIES
     Sale of marketable securities                                                                  --               12,073
     Additions to property and equipment                                                        (6,340)             (20,539)
     Payments of notes receivable                                                                  786                  724
     Proceeds from sale of real estate properties                                                2,896                   --
     Other                                                                                          --                  297
                                                                                           ---------------    ---------------

Net cash flows used in investing activities                                                     (2,658)              (7,445)

FINANCING ACTIVITIES
     Proceeds from bank borrowings, net                                                          2,735                5,535
     Contributions by minority interest shareholders                                               688                1,732
     Proceeds from exercise of stock options                                                       383                  194
                                                                                           ---------------    ---------------
Net cash flows provided by financing activities                                                  3,806                7,461

Effect of exchange rate changes on cash
     and cash equivalents                                                                           52                   32
                                                                                           ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                             1,532               (4,794)

Cash and cash equivalents, beginning of period                                                  24,503               14,957
                                                                                           ---------------    ---------------

Cash and cash equivalents, end of period                                                     $  26,035          $    10,163
                                                                                           ===============    ===============

Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest, net of amounts capitalized                                                $   1,723          $       210
         Income Taxes                                                                        $      --          $       336

See accompanying notes.

                                PRICESMART, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000
                      (UNAUDITED - AMOUNTS IN THOUSANDS)

                                                                      Notes                             Other
                                                   Additional       Receivable                      Comprehensive
                                Common stock        Paid-in            from           Deferred          Income
                              Shares    Amount      Capital        Stockholders     Compensation        (Loss)
                             ------------------------------------------------------------------------------------
Balance at August 31, 2000     6,813      $1        $148,970          $(1,000)          $(679)           $(695)

    Exercise of
    stock options                 36      --             290               --              --               --

    Amortization
    of deferred
    compensation                  --      --              --               --              93               --

    Net income                    --      --              --               --              --               --

    Net unrealized
    gain on marketable
    securities                    --      --              --               --              --               33

    Translation
    adjustment                    --      --              --               --              --               52


    Comprehensive income          --      --              --               --              --               --

                             ------------------------------------------------------------------------------------
Balance at November 30, 2000   6,849      $1        $149,260          $(1,000)          $(586)           $(610)
                             ====================================================================================

                                                   Less:
                                                 Treasury
                              Accumulated          stock              Total
                                Deficit           at Cost         Stockholders'
                                              Shares  Amount          Equity
                             -------------------------------------------------
Balance at August 31, 2000     $(6,308)        555    $(8,606)       $131,683

    Exercise of
    stock options                   --          (6)        93             383

    Amortization
    of deferred
    compensation                    --          --         --              93

    Net income                     846          --         --             846

    Net unrealized
    gain on marketable
    securities                      --          --         --              33

    Translation
    adjustment                      --          --         --              52

                                                                   -----------
    Comprehensive income            --          --         --             931

                             -------------------------------------------------
Balance at November 30, 2000   $(5,462)        549    $(8,513)       $133,090
                             =================================================

See accompanying notes.

                                 PRICESMART, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                November 30, 2000

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2000, the Company had seventeen warehouse stores in operation (four in Panama, three each in Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, and Guatemala and one in Trinidad) of which the Company owns at least a majority interest. During fiscal year 2000, the Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000 (see Note 8). In addition, there were six warehouse stores in operation (five in China and one in Saipan) licensed to and operated by local business people as of November 30, 2000. Additionally, until March 1, 2000 of fiscal 2000, the Company operated a domestic travel program (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 2000 filed on Form 10-K.

                                                     Ownership        Basis of Presentation
                                                   -------------    -------------------------
Ventures Services, Inc.                                 100.0%            Consolidated
PriceSmart Panama                                       100.0%            Consolidated
PriceSmart US Virgin Islands                            100.0%            Consolidated
PriceSmart Guatemala                                     66.0%            Consolidated
PriceSmart Trinidad                                      62.5%            Consolidated
PriceSmart Aruba                                         60.0%            Consolidated
PriceSmart Barbados                                      60.0%            Consolidated
PriceSmart Philippines                                   60.0%            Consolidated
PSMT Caribe, Inc.:
     Costa Rica                                         100.0%            Consolidated
     Dominican Republic                                 100.0%            Consolidated
     El Salvador                                        100.0%            Consolidated
     Honduras                                           100.0%            Consolidated

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

RESTRICTED CASH: Restricted cash represents time deposits that are pledged as collateral for majority-owned subsidiary loans and amounts deposited in escrow for future asset acquisitions.
PriceSmart, Inc.

MERCHANDISE INVENTORIES: Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

         Building and improvements          10-25 years
         Fixtures and equipment              3-15 years

FOREIGN CURRENCY TRANSLATION: In accordance with SFAS No. 52 "Foreign Currency Translation", the assets and liabilities of the Company's foreign operations are translated to U.S. dollars using the exchange rates at the balance sheet date, and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive income.

SEGMENT REPORTING: The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which the Company adopted in fiscal 1999. SFAS No. 131 amends the requirements to report financial and descriptive information about reportable operating segments. The financial information is now required to be reported on the basis that is used internally for evaluating the segment performance and deciding how to allocate resources to segments. The Company principally operates under one segment in two geographic regions.

BUSINESS COMBINATIONS: For business combinations accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets, and is being amortized over a 20 year period.

RECLASSIFICATIONS: Certain amounts in the prior period interim condensed consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                       November 30,       August 31,
                                                            2000             2000
                                                       ------------      ------------
PROPERTY AND EQUIPMENT:
     Land                                              $     28,856      $     29,779
     Building and improvements                               62,111            61,649
     Fixtures and equipment                                  47,573            40,299
     Construction in progress                                 4,485             5,712
                                                       ------------      ------------
                                                            143,025           137,439
     Less: accumulated depreciation                         (10,440)           (8,454)
                                                       ------------      ------------
              Property and equipment, net              $    132,585      $    128,985
                                                       ============      ============

Building includes capitalized interest of $891,000 as of November 30, 2000 and August 31, 2000.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (amounts in thousands, except share data):

                                                                       For the Three Months
                                                                         Ended November 30,
                                                               --------------------------------------
                                                                     2000                  1999
                                                               ---------------        ---------------
Net income (loss) used for basic
    and diluted computation                                      $         846            $    (2,768)
                                                               ===============        ===============
Weighted average number of
    common shares outstanding                                        6,263,979              5,086,797

Add:
    Assumed exercise of those options
    that are common stock equivalents                                  468,240                     --
                                                               ---------------        ---------------
Adjusted shares outstanding used
    for diluted computation                                          6,732,219              5,086,797
                                                               ===============        ===============
Earnings (loss) per share:
    Basic                                                        $        0.14            $     (0.54)
                                                               ===============        ===============
    Diluted                                                      $        0.13            $     (0.54)
                                                               ===============        ===============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 6 - BANK FACILITIES

As of November 30, 2000, the Company, through its majority or wholly owned subsidiaries, had $12 million outstanding in short-term bank borrowings through six separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically are renewed. As of November 30, 2000, the Company had drawn down the full amounts for four of the facilities and had availability of approximately $7.4 million under the fifth.

NOTE 7 - SALE OF ASSETS

On March 1, 2000, the Company sold its travel program for $1.5 million to Club-4U, Inc. under an asset purchase agreement ("purchase agreement"). Under the purchase agreement, Club-4U, Inc. acquired the assets primarily used in connection with the travel program, subject to liabilities under the travel program's existing contracts, resulting in a gain of approximately $1.1 million.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 8  - ACQUISITION OF MINORITY INTERESTS

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

Under the Stock Purchase Agreement relating to the acquisition of BB&M's interest, as subsequently amended by a July 11, 2000 letter agreement, the Company has agreed to redeem the shares of the Company's common stock issued to BB&M or otherwise provide additional consideration to BB&M under certain circumstances. If the closing price of the Company's common stock is less than $46.86 on the first anniversary of the closing of the Company's acquisition of BB&M's 49% interest, the BB&M shareholders may request that the Company redeem the shares of the Company's common stock issued to them in the transaction. If the shareholders make such a request, the Company may satisfy its redemption obligation in either of two alternative ways. First, the Company may elect to redeem the shares for cash at a price of $46.86 per share. Second, the Company may request that the shareholders sell shares on the open market within a 30-day period; with respect to shares actually sold by the shareholders, if the average sales price the shareholders receive is less than $46.86 per share, the Company would pay to the shareholders the difference between $46.86 and the price actually received, by a cash payment or by issuing to the shareholders additional shares of the Company's common stock, valued at the average closing price over the last ten trading days during the 30-day sale period. In the event the share price remains below $46.86 on March 27, 2001, it is presently anticipated that the Company will elect the first alternative by paying cash for those shares that are tendered for redemption.

In July 2000, the Company acquired the 40% interest in PSMT Caribe, Inc. not held by the Company. PSMT Caribe is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company with shareholders representing five Central American and Caribbean countries, including Edgar Zurcher, a director of PriceSmart as of November 2000), to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which are restricted from sale for one year. As a result of this acquisition, the Company has increased its guarantee for the outstanding loans related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

The acquisitions were accounted for as purchases under Accounting Principles Board Opinion No. 16 (APB No. 16). In accordance with APB No. 16, the Company allocated the purchase prices of the acquisitions based on the fair value of the assets acquired. The excess of the purchase price over the fair value of assets acquired was $19.4 million and is reflected in goodwill, net of accumulated amortization of $465,000 and $223,000, as of November 30, 2000 and August 31, 2000, respectively, in the accompanying condensed consolidated balance sheets and is being amortized on a straight-line basis over a period of 20 years.

NOTE 9 - SUBSEQUENT EVENT

On January 13, 2001 an earthquake occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities have been inspected for structural integrity and have reopened since the event. Damage to the inventory was not substantial and certain losses should be recoverable through the Company's insurance policies. The Company's local distribution channels to its warehouse locations in El Salvador have been rerouted to avoid road closures in the area, and the Company's local vendors and suppliers appear to be substantially operational (and where not, alternative sources are being secured). Net warehouse sales for the operations in El Salvador were less than ten percent of total net warehouse sales for the most recent quarter ended. The Company currently does not anticipate that this event will have a materially adverse impact on the overall financial operating results of the Company.