Form 10-Q
period 2001-02-28
PRICESMART INC
filed 2001-04-16
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

     The registrant had 6,108,085 shares of its common stock, par value $.0001 per share, outstanding at April 12, 2001.

                                PRICESMART, INC.


                               INDEX TO FORM 10-Q

                         PART I - FINANCIAL INFORMATION


                                                                                     Page
                                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS........................................................  3

         Condensed Consolidated Balance Sheets....................................... 11

         Condensed Consolidated Statements of Operations............................. 12

         Condensed Consolidated Statements of Cash Flows............................. 13

         Condensed Consolidated Statements of Stockholders' Equity................... 14

         Notes to Condensed Consolidated Financial Statements........................ 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................................  3


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.................................................................  7


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................................  8

ITEM 2. CHANGES IN SECURITIES AND USE
        OF PROCEEDS..................................................................  8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................  8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS..........................................................  8

ITEM 5. OTHER INFORMATION............................................................  9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................  9

ITEM 1.  FINANCIAL STATEMENTS

PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of February 28, 2001, the condensed consolidated balance sheet as of August 31, 2000, and the unaudited condensed consolidated statements of operations, cash flows and stockholders' equity for the three months ended February 28, 2001 and February 29, 2000 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", "scheduled", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the Company is exposed to weather and other risks associated with Central American, Caribbean and Asian operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; the loss of key personnel could harm the Company's business; and the Company is subject to volatility in foreign currency exchange; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2000.

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2001 (fiscal 2001) and February 29, 2000 (fiscal 2000), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

As of February 28, 2001, the Company had seventeen warehouse stores in operation in seven countries (four in Panama, three each in Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, and Guatemala and one in Trinidad) of which the Company owns at least a majority interest. Subsequent to the end of the quarter, the Company opened an eighteenth warehouse on the island of Aruba. The Company currently anticipates opening a total of four additional warehouse stores (one each in the U.S. Virgin Islands, the Philippines, Guatemala and Barbados) bringing the total number of warehouses in operation to 22 by the end of fiscal 2001.

In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000.

During the first six months of fiscal 2001, the Company opened one new US-style membership shopping warehouse in East Santo Domingo, Dominican Republic on October 12, 2000, bringing the total number of warehouse stores in operation to seventeen as of February 28, 2001. During the first six months of fiscal 2000, the Company opened four US-style membership shopping warehouses, bringing the total number of warehouses in operation to nine as of February 29, 2000. Also, there were six warehouse stores in operation (five in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the second quarter of fiscal 2001, versus five licensed warehouse stores (four in China and one in Saipan, Micronesia) at the end of the second quarter of fiscal 2000.

The Company's strategy is to dominate metropolitan areas in emerging market countries by rapidly saturating these areas with second and third stores. Same-store-sales (where at least one-third of its stores have comparative prior period sales in metropolitan markets that have not had additional store openings), representing six of the seventeen warehouse stores in operation, increased 3.4% in the second quarter of fiscal 2001. As of February 28, 2001, the average life of the seventeen warehouses in operation was fourteen months.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Net warehouse sales increased 61% to $121.3 million in the second quarter of fiscal 2001, from $75.5 million in the second quarter of fiscal 2000. The increase is primarily attributable to the opening of eight new warehouses since the end of the second quarter of fiscal 2000. The Company benefits from seasonal holiday sales in the second quarter of each fiscal year, primarily in the month of December.

The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the second quarter of fiscal 2001 increased to 14.6% from 12.4% in the second quarter of fiscal 2000. The increase in gross profit margins is a result of the Company's increased purchasing power and an increase in sales penetration of higher margin holiday U.S. products, non-food items and anticipated lower margins in the prior year quarter as the Company entered new markets. Warehouse gross profit margins are expected to exceed prior fiscal year margins during the remainder of fiscal 2001.

There were no export sales to the Company's licensee warehouses in Asia in the second quarter of fiscal 2001 compared to $146,000 in the second quarter of fiscal 2000. The Company does not anticipate significant export sales to its licensees in future periods.

Membership fees and other revenue, including royalties earned from licensees, increased 70% to $3.4 million in the second quarter of fiscal 2001 from $2.0 million in the second quarter of fiscal 2000. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $3.0 million, or 2.5% of net warehouse sales, in the second quarter of fiscal 2001 from $1.7 million, or 2.3% of net warehouse sales, in the second quarter of fiscal 2000. The increase between quarters was primarily a result of the eight new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 448,000 from 264,000, or an increase of 70%, and increases in rental income and advertising revenues.

The Company sold its travel program in March 2000 (fiscal 2000), accounting for the decrease in travel program revenues over the prior period from $2.4 million in the second quarter of fiscal 2000 to none in the second quarter of fiscal 2001.

Warehouse operating expenses increased to $12.0 million, or 9.9% of net warehouse sales, in the second quarter of fiscal 2001 from $7.8 million, or 10.3% of net warehouse sales, in the second quarter of fiscal 2000. The increase in warehouse operating expenses is attributable to the eight additional warehouses opened since the second quarter of fiscal 2000. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives.

General and administrative expenses were $4.4 million, or 3.6% of net warehouse sales, in the second quarter of fiscal 2001 compared with $4.4 million, or 5.8% of net warehouse sales, in the second quarter of fiscal 2000. As a percentage of net warehouse sales, general and administrative expenses have declined due to higher sales from the eight additional warehouse store openings between the periods presented. General and administrative expenses are anticipated to decrease on a quarter over quarter comparative basis for the remainder of fiscal 2001 as a result of certain one-time costs incurred in the prior fiscal year related to the Company's planned growth, offset slightly by anticipated expenses in connection with the Company's sales growth.

Preopening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $704,000 in the second quarter of fiscal 2001 from $905,000 in the second quarter of fiscal 2000. Preopening expenses have decreased as the Company anticipates opening a total of six warehouses in fiscal 2001 (one of which opened in the first quarter) compared to eleven new warehouses that were opened in fiscal 2000 (two of which opened in the second quarter).

Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivables from buyers of formerly owned properties. Interest income increased to $910,000 in the second quarter of fiscal 2001 from $839,000 in the second quarter of fiscal 2000. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $1.9 million in the second quarter of fiscal 2001 compared with $506,000 in the second quarter of fiscal 2000. The increase is directly attributable to an increase in the amount of debt and interest expense incurred on amounts borrowed between the periods presented.

Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

During the second quarter of fiscal 2001, the Company sold excess real estate properties primarily owned by its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $648,000, of which the Company's share was $505,000.

On January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Net warehouse sales increased 80% to $226.6 million in the first half of fiscal 2001, from $125.9 million in the first half of fiscal 2000. The increase is primarily attributable to the opening of eight new warehouses since the end of the second quarter of fiscal 2000.

The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first half of fiscal 2001 increased to 14.2% from 12.5% in the first half of fiscal 2000. The increase in gross profit margins is a result of the Company's increased purchasing power and an increase in sales penetration of higher margin holiday U.S. products, non-food items and anticipated lower margins in the same prior year period as the Company entered new markets. Warehouse gross profit margins are expected to exceed prior fiscal year margins during the remainder of fiscal 2001.

There were no export sales to the Company's licensee warehouses in Asia in the first half of fiscal 2001 compared to $421,000 in the first half of fiscal 2000. The Company does not anticipate significant export sales to its licensees in future periods.

Membership fees and other revenue, including royalties earned from licensees, increased 100% to $6.6 million in the first half of fiscal 2001 from $3.3 million in the first half of fiscal 2000. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $5.9 million, or 2.6% of net warehouse sales, in the first half of fiscal 2001 from $2.9 million, or 2.3% of net warehouse sales, in the first half of fiscal 2000. The increase between quarters was primarily a result of the eight new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 448,000 from 264,000, or an increase of 70%, and increases in rental income and advertising revenues.

The Company sold its travel program in March 2000 (fiscal 2000), accounting for the decrease in travel program revenues over the prior period from $4.0 million in the first half of fiscal 2000 to none in the first half of fiscal 2001.

Warehouse operating expenses increased to $23.2 million, or 10.2% of net warehouse sales, in the first half of fiscal 2001 from $13.7 million, or 10.9% of net warehouse sales, in the first half of fiscal 2000. The increase in warehouse operating expenses is attributable to the eight additional warehouses opened since the second quarter of fiscal 2000. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives.

General and administrative expenses were $8.7 million, or 3.8% of net warehouse sales, in the second quarter of fiscal 2001 compared with $8.5 million, or 6.7% of net warehouse sales, in the second quarter of fiscal 2000. As a percentage of net warehouse sales, general and administrative expenses have declined due to higher sales from the eight additional warehouse store openings between the periods presented. General and administrative expenses are anticipated to decrease on a quarter over quarter comparative basis for the remainder of fiscal 2001 as a result of certain one-time costs incurred in the prior fiscal year related to the Company's planned growth, offset slightly by anticipated expenses in connection with the Company's sales growth.

Preopening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $1.2 million in the first half of fiscal 2001 from $3.3 million in the first half of fiscal 2000. Preopening expenses have decreased as the Company anticipates opening a total of six warehouses in fiscal 2001 (one of which opened in the first quarter) compared to eleven new warehouses that were opened in fiscal 2000, (four of which opened in the first and second quarters).

Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivables from buyers of formerly owned properties. Interest income decreased to $1.7 million in the first half of fiscal 2001 from $1.9 million in the first half of fiscal 2000. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance capital requirements of new warehouse store operations. Interest expense increased to $3.9 million in the first half of fiscal 2001 compared with $817,000 in the first half of fiscal 2000. The increase is directly attributable to an increase in the amount of debt and interest expense incurred on amounts borrowed between the periods presented.

Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

During the first half of fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $1.8 million, of which the Company's share was $1.3 million.

On January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary capital requirements are the financing of land, construction and equipment costs associated with new warehouse stores, plus the cost of preopening and working capital requirements.

For fiscal 2001, the Company's current intention is to spend an aggregate of approximately $50.4 million, which includes $39.0 million for construction, equipment and working capital for six new warehouses and approximately $11.4 million for the redemption of common stock of the Company. Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to borrow approximately $26 million during fiscal 2001, and to use these proceeds, as well as excess cash and cash equivalents and cash generated from existing operations, to finance these expenditures.

In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary ("Panama Acquisition"), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's

49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, PriceSmart, Inc. increased its guarantee for the outstanding loans related to the Panama operations to 100%. Under the Stock Purchase Agreement, as amended, related to the Panama Acquisition, the Company agreed to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. On April 5, 2001, the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash. The Company has agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

On January 25, 2001, the Company entered into two loan agreements with the International Finance Committee ("IFC") for a total of $32.0 million and has received commitments from the Overseas Private Investment Corporation ("OPIC") to loan to the Company $10.0 million for a total of $42.0 million. Approximately $28.0 million will be used to repay certain existing loans outstanding with the remainder to be used to finance new warehouse expenditures as described above. The funding of the IFC and OPIC loans is subject to the execution of loan agreements (in the case of OPIC) and the fulfillment of all approved conditions, which include the perfection of the underlying security for these loans. The Company expects initial funding of the IFC loan to occur shortly, with the funding of the balance of the IFC loan and the OPIC loan to follow shortly thereafter.

Subsequent to the end of the quarter, the Company entered into a loan agreement for $6.0 million to finance the construction of a new warehouse located in St. Thomas, U.S. Virgin Islands.

The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity (including the IFC and OPIC loans), will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2001, the Company had a total of seventeen warehouses operating in seven foreign countries. For the first half of fiscal 2001, approximately 70% of the Company's net warehouse sales were in foreign currencies. The Company currently has operations in Panama and will have operations in the U.S. Virgin Islands, both of which are U.S. dollar denominated currencies. In addition, effective January 1, 2001, the government of El Salvador changed its currency to the U.S. dollar.

The Company plans to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The

Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. However, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $794,000 and $388,000 as of February 28, 2001 and August 31, 2000, respectively.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company at times manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDFs) and internal hedging procedures. For the three months ended February 28, 2001, the Company had not entered into any NDFs. However, the Company may purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the condensed consolidated statements of operations, for the six months ended February 28, 2001were not material as foreign currency rates have been relatively stable and any devaluation has been mitigated through internal hedging procedures.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on January 24, 2001 at the Hilton San Diego Mission Valley in San Diego, California. Stockholders of record at the close of business on November 28, 2000 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 6,296,182 shares outstanding and entitled to vote. The matter presented for vote received the required votes for approval and had the following total votes for and withheld, as noted below.

         1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified:


                                                  Votes For              Votes Withheld
                                            --------------------      --------------------
         Rafael E. Barcenas                        5,328,317                 19,258
         James F. Cahill                           5,338,895                  8,680
         Murray L. Galinson                        5,338,868                  8,707
         Katherine L. Hensley                      5,338,820                  8,755
         Leon C. Janks                             5,338,878                  8,697
         Lawrence B. Krause                        5,338,645                  8,930
         Jack McGrory                              5,337,946                  9,629
         Gilbert A. Partida                        5,338,842                  8,733
         Robert E. Price                           5,338,795                  8,780
         Edgar A. Zurcher                          5,338,543                  9,032


Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.1 Fourth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 24, 2001.

                  10.2 Fourth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 24, 2001.

                  10.3 Master Agreement between PriceSmart, Inc. and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

                  10.4 Licensee Agreement - PRC Technology License Agreement, as amended, between PriceSmart, Inc. and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

                  10.5 (a) Loan Agreement by and between CitiBank, N.A. and
                           PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in Spanish).

                  10.5 (b) Loan Agreement by and between CitiBank, N.A. and
                           PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in English).

                  10.6 Loan Agreement among PriceSmart, Inc., PSMT Caribe, Inc., PSMT Trinidad / Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22 million.

                  10.7 Loan Agreement among PriceSmart, Inc., PSMT Caribe, Inc., PSMT Trinidad / Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10 million.

                  10.8 Escrow Account Agreement among PriceSmart, Inc., International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

         (b) No reports on Form 8-K were filed for the three months ended February 28, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PriceSmart, Inc.

Date: April 16, 2001            /s/ Gilbert A. Partida
                                ----------------------
                                    Gilbert A. Partida
                                    President and Chief Executive Officer


Date: April 16, 2001            /s/ Allan C. Youngberg
                                ----------------------
                                    Allan C. Youngberg
                                    Executive Vice President,
                                    Chief Financial Officer

                                PRICESMART, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                   February 28,             August 31,
                                                                       2001                    2000
                                                                   ----------               ----------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $   21,967               $   24,503
     Marketable securities                                              5,514                    5,482
     Receivables, net of allowance for doubtful accounts                1,855                    1,732
     Other receivables                                                  5,455                       --
     Merchandise inventories                                           53,726                   54,949
     Prepaid expenses and other current assets                          5,937                    5,405
     Property held for sale                                               726                    1,652
                                                                   ----------               ----------
Total current assets                                                   95,180                   93,723

     Restricted cash                                                   12,485                   12,698
     Property and equipment, net                                      140,561                  128,985
     Goodwill, net                                                     18,693                   19,178
     Notes receivable and other                                         2,824                    6,816
                                                                   ----------               ----------
TOTAL ASSETS                                                       $  269,743               $  261,400
                                                                   ==========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                         $   10,000               $    9,493
     Accounts payable                                                  45,339                   43,312
     Accrued salaries and benefits                                      3,130                    3,086
     Deferred membership income                                         3,479                    3,892
     Other accrued expenses                                             5,714                    5,946
     Long-term debt, current portion                                    7,964                    8,773
                                                                   ----------               ----------
Total current liabilities                                              75,626                   74,502
Long-term debt                                                         50,345                   50,532
                                                                   ----------               ----------
Total liabilities                                                     125,971                  125,034
                                                                   ----------               ----------
Minority interest                                                       7,943                    4,683
Commitments and contingencies                                              --                       --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 2,000,000
       shares authorized, none issued                                      --                       --
     Common stock, $.0001 par value, 15,000,000 shares
       authorized, 6,884,438 and 6,812,485 shares issued
       and outstanding at February 28, 2001 and
       August 31, 2000, respectively                                        1                        1
     Additional paid-in capital                                       149,562                  148,970
     Notes receivable from stockholders                                (1,000)                  (1,000)
     Deferred compensation                                               (493)                    (679)
     Accumulated other comprehensive loss                                (794)                    (695)
     Accumulated deficit                                               (2,948)                  (6,308)
     Less: Treasury stock at cost, 548,231 and 555,093
       shares at February 28, 2001 and August 31, 2000,
       respectively                                                    (8,499)                  (8,606)
                                                                   ----------               ----------
Total stockholders' equity                                            135,829                  131,683
                                                                   ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  269,743               $  261,400
                                                                   ==========               ==========

See accompanying notes.


                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    Three Months Ended                 Six Months Ended
                                             ---------------------------------  -------------------------------
                                               February 28,      February 29,     February 28,    February 29,
                                                  2001              2000              2001           2000
                                             ---------------   ---------------  --------------- ---------------
Revenues:
     Sales:
        Net warehouse                          $ 121,305       $   75,458       $ 226,558       $  125,940
        Export                                        --              146              --              421
     Membership fees and other                     3,405            1,963           6,558            3,341
     Travel program                                   --            2,384              --            3,964
                                             ---------------   ---------------  --------------- ---------------
Total revenues                                   124,710           79,951         233,116          133,666
                                             ---------------   ---------------  --------------- ---------------
Expenses:
     Cost of goods sold:
        Net warehouse                            103,592           66,131         194,307          110,170
        Export                                        --              139              --              405
     Selling, general and administrative:
        Warehouse operations                      11,952            7,842          23,230           13,709
        General and administrative                 4,388            4,384           8,711            8,463
     Travel program expenses                          --              394              --            1,520
     Goodwill amortization                           243               --             485               --
     Preopening expenses                             704              905           1,181            3,290
                                             ---------------   ---------------  --------------- ---------------
Total expenses                                   120,879           79,795         227,914          137,557
                                             ---------------   ---------------  --------------- ---------------
Operating income (loss)                            3,831              156           5,202           (3,891)

Other income (expense):
     Interest income                                 910              839           1,741            1,940
     Interest expense                             (1,906)            (506)         (3,884)            (817)
     Other income (expense)                           (9)              32              (9)            (156)
     Gain on sale of real estate                     648               --           1,776               --
     Minority interest                              (249)            (227)           (869)             449
                                             ---------------   ---------------  --------------- ---------------
Total other income (expense)                        (606)             138          (1,245)           1,416
                                             ---------------   ---------------  --------------- ---------------

Income (loss) before provision for
     income taxes and extraordinary item           3,225              294           3,957           (2,475)
Provision for income taxes                           591               87             477               87
                                             ---------------   ---------------  --------------- ---------------
Income (loss) before extraordinary loss            2,634              207           3,480           (2,562)
Extraordinary loss                                  (120)              --            (120)              --
                                             ---------------   ---------------  --------------- ---------------
Net income (loss)                              $   2,514       $      207       $   3,360       $   (2,562)
                                             ===============   ===============  =============== ===============

Basic earnings (loss) per share:
     Income (loss) before extraordinary loss   $      0.42     $      0.04      $     0.55      $     (0.50)
     Extraordinary loss                        $     (0.02)    $       --       $    (0.02)     $       --
     Net income (loss)                         $      0.40     $      0.04      $     0.53      $     (0.50)

Diluted earnings (loss) per share:
     Income (loss) before extraordinary loss   $      0.39     $      0.04      $     0.52      $     (0.50)
     Extraordinary loss                        $     (0.02)    $       --       $    (0.02)     $       --
     Net income loss                           $      0.38     $      0.04      $     0.50      $     (0.50)

Shares used in computation (000's):
     Basic                                         6,323            5,114           6,293            5,100
     Diluted                                       6,696            5,734           6,716            5,100


                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - DOLLARS IN THOUSANDS)


                                                                              Six Months Ended
                                                                       ------------------------------
                                                                         February 28,    February 29,
                                                                            2001            2000
                                                                       -------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                      $       3,360    $      (2,562)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                               4,063            1,948
    Goodwill amortization                                                        485               --
    Gain on sale of real estate                                               (1,776)              --
    Allowance for doubtful accounts                                               20             (106)
    Income tax charge                                                            477               87
    Minority interest                                                            869             (470)
    Compensation expense recognized for stock options                            186              302
    Change in operating assets and liabilities:
       Restricted cash                                                           213            6,445
       Receivables and other assets                                           (4,939)          (6,583)
       Accounts payable and other liabilities                                    784            1,814
                                                                       -------------    -------------
Net cash flows provided by operating activities                                3,742              875

INVESTING ACTIVITIES
    Sale of marketable securities                                                 --           12,156
    Additions to property and equipment                                      (17,037)         (39,437)
    Payments of notes receivable                                               3,992              361
    Proceeds from sale of real estate                                          3,339               --
    Proceeds from property held for sale                                         926              440
    Other                                                                         62              103
                                                                       -------------    -------------
Net cash flows used in investing activities                                   (8,718)         (26,377)

FINANCING ACTIVITIES
    Net proceeds from issuance of debt                                         6,089           23,416
    Repayments of debt                                                        (6,578)            (707)
    Contributions by minority interest shareholders                            2,391            4,157
    Proceeds from exercise of stock options                                      699            1,197
    Payment on notes receivable from stockholders                                 --              100
                                                                       -------------    -------------
Net cash flows provided by financing activities                                2,601           28,163

Effect of exchange rate changes on cash
     and cash equivalents                                                       (161)              41
                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents                          (2,536)           2,702

Cash and equivalents beginning of period                                      24,503           14,957
                                                                       -------------    -------------
Cash and equivalents end of period                                     $      21,967    $      17,659
                                                                       =============    =============
Supplemental disclosure of cash flow information Cash
    paid during the period for:
    Interest (excludes amounts capitalized)                            $       3,543    $         690
    Income taxes                                                       $         729    $         423
See accompanying notes.

                                PRICESMART, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 2001
              (UNAUDITED - DOLLARS IN THOUSANDS EXCEPT SHARE DATA)





                                                             Additional    Notes Receivable                           Other
                                          Common   stock       Paid-in           from             Deferred        Comprehensive
                                          Shares   Amount      Capital       Stockholders       Compensation           Loss
                                          ----------------------------------------------------------------------------------------
Balance at August 31, 2000                 6,813        $1     $148,970         $(1,000)            $(679)          $(695)

    Exercise of stock options                 71        --          592              --                --             --

    Amortization of deferred
     compensation
                                              --        --           --              --               186             --

    Net income                                --        --           --              --                --             --

    Net unrealized gain on marketable
    securities                                --        --           --              --                --             62

    Translation adjustment                    --        --           --              --                --           (161)


    Comprehensive income                      --        --           --              --                --             --

                                          ----------------------------------------------------------------------------------------
Balance at February 28, 2001               6,884        $1     $149,562         $(1,000)            $(493)         $(794)
                                          ========================================================================================


                                                                Less:
                                                           Treasury stock          Total
                                          Accumulated          at Cost         Stockholders'
                                            Deficit     Shares    Amount           Equity
                                          -----------------------------------------------------
Balance at August 31, 2000                     $(6,308)      555     $(8,606)         $131,683

    Exercise of stock options                        --      (7)          107              699

    Amortization of deferred compensation
                                                     --       --           --              186

    Net income                                    3,360       --           --            3,360

    Net unrealized gain on marketable
    securities                                       --       --           --               62

    Translation adjustment                           --       --           --            (161)

                                                                              -----------------
    Comprehensive income                             --       --           --            3,261

                                          -----------------------------------------------------
Balance at February 28, 2001                   $(2,948)      548     $(8,499)         $135,829
                                          =====================================================

See accompanying notes.

                                PRICESMART, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                February 28, 2001

NOTE 1 - COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2001, the Company had seventeen warehouse stores in operation in seven countries (four in Panama, three each in Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, and Guatemala and one in Trinidad) of which the Company owns at least a majority interest. Subsequent to the end of the quarter, the Company opened an eighteenth warehouse on the island of Aruba. During fiscal year 2000, the Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000 (see Note 8). In addition, there were six warehouse stores in operation (five in China and one in Saipan) licensed to and operated by local business people as of February 28, 2001. Additionally, until March 1, 2000 of fiscal 2000, the Company operated a domestic travel program (see Note 7).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 2000 filed on Form 10-K.


                                                  Ownership     Basis of Presentation
                                                  ---------     ---------------------
         Ventures Services, Inc.                    100.0%            Consolidated
         PriceSmart Panama                          100.0%            Consolidated
         PriceSmart US Virgin Islands               100.0%            Consolidated
         PriceSmart Guatemala                        66.0%            Consolidated
         PriceSmart Trinidad                         62.5%            Consolidated
         PriceSmart Aruba                            60.0%            Consolidated
         PriceSmart Barbados                         60.0%            Consolidated
         PriceSmart Philippines                      60.0%            Consolidated
         PSMT Caribe, Inc.:
              Costa Rica                            100.0%            Consolidated
              Dominican Republic                    100.0%            Consolidated
              El Salvador                           100.0%            Consolidated
              Honduras                              100.0%            Consolidated


USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

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

RECLASSIFICATIONS: Certain prior period interim condensed consolidated financial statement amounts have been reclassified to conform to current period presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                          February 28,             August 31,
                                                              2001                    2000
                                                          ---------------         ---------------
              Land                                        $    28,272             $    29,779
              Building and improvements                        68,010                  61,649
              Fixtures and equipment                           46,189                  40,299
              Construction in progress                         10,607                   5,712
                                                          ---------------         ---------------
                                                              153,078                 137,439
              Less: accumulated depreciation                  (12,517)                 (8,454)
                                                          ---------------         ---------------
                  Property and equipment, net             $   140,561             $   128,985
                                                          ===============         ===============


Building and improvements includes capitalized interest of $1.0 million and $891,000 as of February 28, 2001 and August 31, 2000, respectively.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (dollars in thousands, except per share data):


                                                   Three Months Ended                Six Months Ended
                                             ------------------------------      ----------------------------
                                               February 28,    February 29,      February 28,   February 29,
                                                  2001            2000              2001           2000
                                             --------------   -------------      ------------   -------------
Income (loss) before extraordinary loss      $     2,634      $       207        $     3,480    $      (2,562)
Extraordinary loss                                  (120)              --               (120)              --
                                             --------------   -------------      ------------   -------------
     Net income (loss)                       $     2,514      $       207        $     3,360    $      (2,562)
                                             ==============   =============      ============   =============
Determination of shares (000's):
     Average common shares outstanding             6,323            5,114              6,293            5,100
     Assumed conversion of stock options             373              620                423               --
                                             --------------   -------------      ------------   -------------
Dilutive average common shares outstanding         6,696            5,734              6,716            5,100

Basic earnings (loss) per share:
     Income (loss) before extraordinary loss $      0.42      $      0.04        $      0.55    $       (0.50)
     Extraordinary loss                      $     (0.02)     $        --        $     (0.02)   $          --
     Net income (loss)                       $      0.40      $      0.04        $      0.53    $       (0.50)

Dilutive earnings (loss) per share:
     Income (loss) before extraordinary item $      0.39      $      0.04        $      0.52    $       (0.50)
     Extraordinary item                      $     (0.02)     $        --        $     (0.02)   $          --
     Net income (loss)                       $      0.38      $      0.04        $      0.50    $       (0.50)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

NOTE 6 - SHORT-TERM BORROWINGS AND DEBT

As of February 28, 2001, the Company, through its majority or wholly owned subsidiaries, had $11 million outstanding in short-term bank borrowings through six separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically are renewed. As of February 28, 2001, the Company had drawn down the full amounts for five of the facilities and had availability of approximately $10 million under the sixth.

All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $11.3 million as of February 28, 2001, which are secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet (see Note 10).

On January 25, 2001, the Company entered into two loan agreements with the International Finance Committee ("IFC") for a total of $32.0 million. Under the $22.0 million facility, the term of the loan is for a period of ten years and interest is calculated on the basis of LIBOR plus 4.0% and due semi-annually. Beginning in March

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

2003, minimum principal payments of $1.4 million are due semi-annually. Under the $10 million facility, the term of the loan is for a period of ten years and interest is calculated on the basis of LIBOR plus 2.0% and due semi-annually. The full principal amount of the loan is due at the end of the term. The loan agreements are to be secured by certain land, building, fixtures and equipment, a pledge of the Company's equity interests underlying the loans as well as $7.5 million to be held in escrow. The loans are also subject to certain financial and operating covenants. The funding of the IFC loans is subject to fulfillment of all approved conditions, which include the perfection of the underlying security of these loans. The Company anticipates the funding of these loans to occur shortly, of which approximately $28 million will be utilized to extinguish certain existing debt with the remainder to be used to finance new warehouse expenditures.

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

NOTE 8  - ACQUISITION OF MINORITY INTERESTS

In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary ("Panama Acquisition"), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's 49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, PriceSmart, Inc. increased its guarantee for the outstanding loans related to the Panama operations to 100% (see Note 10).

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

The acquisitions were accounted for as purchases under Accounting Principles Board Opinion No. 16 (APB No. 16). In accordance with APB No. 16, the Company allocated the purchase prices of the acquisitions based on the fair value of the assets acquired. The excess of the purchase price over the fair value of assets acquired was $19.4 million and is reflected in goodwill, net of accumulated amortization of $708,000 and $223,000, as of February 28, 2001 and August 31, 2000, respectively, in the accompanying condensed consolidated balance sheets and is being amortized on a straight-line basis over a period of 20 years. As disclosed in Note 10, the subsequent transaction related to the Panama Acquisition results in an incremental goodwill adjustment of approximately $1.0 million, which will occur in the third quarter.

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 - EXTRAORDINARY ITEM

On January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

NOTE 10 - SUBSEQUENT EVENTS

REDEMPTION OF COMMON STOCK: Under the Stock Purchase Agreement, as amended, related to the Panama Acquisition, the Company agreed to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. On April 5, 2001, the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash. The Company has agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

ADDITIONAL DEBT: In early April 2001, the Company, entered into a loan agreement with Royal Merchant Bank and Finance Company Limited for $6.0 million to finance the construction of a warehouse located in St. Thomas, U.S. Virgin Islands. The term of the loan is for 10 years and interest is calculated on the basis of three month LIBOR plus 4.0%. Minimum principal payments of $150,000 and interest payments are due quarterly. The loan is collateralized by the building, fixtures and equipment of the warehouse and guaranteed by the Company. The loan is also subject to certain financial and operating covenants.