Form 10-Q
period 2001-05-31
PRICESMART INC
filed 2001-07-16
CIK 1041803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

Or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 0-22793

PriceSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0628530 (I.R.S. Employer Identification No.)
4649 Morena Boulevard San Diego, California 92117 (Address of principal executive offices)

(858) 581-4530
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The registrant had 6,186,837 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2001.

PRICESMART, INC.

INDEX TO FORM 10-Q
PART I—FINANCIAL INFORMATION

		Page
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets	12
	Condensed Consolidated Statements of Operations	13
	Condensed Consolidated Statements of Cash Flows	14
	Condensed Consolidated Statements of Stockholders' Equity	15
	Notes to Condensed Consolidated Financial Statements	16
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	9
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	9
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5.	OTHER INFORMATION	9
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	9

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of May 31, 2001, the condensed consolidated balance sheet as of August 31, 2000, and the unaudited condensed consolidated statements of operations, cash flows and stockholders' equity for the three and nine months ended May 31, 2001 and May 31, 2000 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", "scheduled", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, including the imposition of governmental controls and general political, economic and business conditions; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the Company is exposed to weather and other risks associated with Central American, Caribbean and Asian operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; the loss of key personnel could harm the Company's business; and the Company is subject to volatility in foreign currency exchange; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2000.

    The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2001 (fiscal 2001) and May 31, 2000 (fiscal 2000), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

    As of May 31, 2001, the Company had twenty-one warehouse stores in operation in ten countries (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador and Honduras, and one each in Aruba, the Philippines, Trinidad and the U.S. Virgin Islands) of which the Company owns at least a majority interest. The Company currently anticipates opening an additional warehouse store in Barbados, bringing the total number of warehouses in operation to 22 by the end of fiscal 2001.

    In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama in March 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras in July 2000.

    During the first nine months of fiscal 2001, the Company opened a total of five new US-style membership shopping warehouses (one in the first quarter and four in the third quarter), bringing the total number of warehouse stores in operation to twenty-one as of May 31, 2001. During the first nine months of fiscal 2000, the Company opened a total of seven US-style membership shopping warehouses (two each in the first and second quarters and three in the third quarter), bringing the total number of warehouses in operation to twelve as of May 31, 2000. Also, there were seven warehouse stores in operation (six in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the third quarter of fiscal 2001, versus six licensed warehouse stores (five in China and one in Saipan, Micronesia) at the end of the third quarter of fiscal 2000.

    The Company's strategy is to establish significant market share in metropolitan areas in emerging market countries by rapidly saturating these areas with second and third stores. Same-store-sales (where at least one-third of the Company's stores have comparative prior period sales in metropolitan markets that have not had additional store openings), representing eight of the twenty-one warehouse stores in operation, increased 3.0% in the third quarter of fiscal 2001. As of May 31, 2001, the average life of the seventeen warehouses in operation was sixteen months.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2001 AND 2000

    Net warehouse sales increased 60% to $115.9 million in the third quarter of fiscal 2001, from $72.6 million in the third quarter of fiscal 2000. The increase is primarily attributable to the opening of nine new warehouses since the end of the third quarter of fiscal 2000.

    The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the third quarter of fiscal 2001 increased to 14.4% from 12.6% in the third quarter of fiscal 2000. The increase in gross profit margins is a result of the Company's increased purchasing power, an increase in sales penetration of higher margin non-food items, and lower shrink costs. Warehouse gross profit margins are expected to exceed prior fiscal year margins during the remainder of fiscal 2001.

    There were no export sales to the Company's licensee warehouses in Asia during each of the third quarters of fiscal 2001 and fiscal 2000. The Company does not anticipate significant export sales to its licensees for the remainder of fiscal 2001, but may have increased export sales to its licensees in fiscal 2002.

    Membership fees and other revenue, including royalties earned from licensees, increased 113% to $3.7 million in the third quarter of fiscal 2001 from $1.7 million in the third quarter of fiscal 2000. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $3.5 million, or 3.0% of net warehouse sales, in the third quarter of fiscal 2001 from $1.5 million, or 2.1% of net warehouse sales, in the third quarter of fiscal 2000. The increase between quarters was primarily a result of the nine new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 485,000 from 324,000, or an increase of 50%, and increases in rental and advertising revenues.

    Warehouse operating expenses increased to $13.1 million, or 11.3% of net warehouse sales, in the third quarter of fiscal 2001 from $8.3 million, or 11.5% of net warehouse sales, in the third quarter of fiscal 2000. The increase in warehouse operating expenses is attributable to the nine new warehouses opened since the third quarter of fiscal 2000. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives.

    General and administrative expenses were $4.5 million, or 3.9% of net warehouse sales, in the third quarter of fiscal 2001 compared with $4.6 million, or 6.3% of net warehouse sales, in the third quarter of fiscal 2000. As a percentage of net warehouse sales, general and administrative expenses have declined due to higher sales from the nine additional warehouse store openings between the periods presented. General and administrative expenses as a percentage of net warehouse sales are anticipated to decrease on a quarter over quarter comparative basis for the remainder of fiscal 2001 as a result of initial costs incurred in the prior fiscal year related to the Company's planned growth, offset slightly by anticipated expenses in connection with the Company's sales growth.

    Preopening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $2.2 million in the third quarter of fiscal 2001 from $1.7 million in the third quarter of fiscal 2000. Preopening expenses increased as a result of opening four new warehouses in the third quarter of fiscal 2001 compared to three new warehouse openings in the third quarter of fiscal 2000.

    Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivables from buyers of formerly owned properties. Interest income was $721,000 in the third quarter of fiscal 2001 compared to $759,000 in the third quarter of fiscal 2000. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

    Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $1.9 million in the third quarter of fiscal 2001 compared with $833,000 in the third quarter of fiscal 2000. The increase is directly attributable to an increase in the amount of debt and the associated interest expense incurred on the amounts borrowed within the periods presented.

    Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2001 AND 2000

    Net warehouse sales increased 73% to $342.5 million for the nine months ended May 31, 2001, from $198.5 million for the nine months ended May 31, 2000. The increase is primarily attributable to the opening of nine new warehouses since the end of the third quarter of fiscal 2000. The Company benefits from seasonal holiday sales in the second quarter of each fiscal year, primarily in the month of December.

    The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) for the nine months ended May 31, 2001 increased to 14.3% from 12.5% for the same period in fiscal 2000. The increase in gross profit margins is a result of the Company's increased purchasing power, an increase in sales penetration of higher margin non-food items, and lower shrink costs. Warehouse gross profit margins are expected to exceed prior fiscal year margins during the remainder of fiscal 2001.

    There were no export sales to the Company's licensee warehouses in Asia for the nine months ended May 31, 2001 compared to $421,000 for the nine months ended May 31, 2000. The Company does not anticipate significant export sales to its licensees for the remainder of fiscal 2001, but may have increased export sales to its licensees in fiscal 2002.

    Membership fees and other revenue, including royalties earned from licensees, increased 102% to $10.3 million for the nine months ended May 31, 2001 from $5.1 million in the first half of fiscal 2000. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $9.5 million, or 2.8% of net warehouse sales, for the nine months ended May 31, 2001 from $4.5 million, or 2.3% of net warehouse sales, for the nine months ended May 31, 2000. The increase between periods was primarily a result of the nine new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 485,000 from 324,000, or an increase of 50%, and increases in rental and advertising revenues.

    The Company sold its travel program in March 2000 (fiscal 2000), accounting for the decrease in travel program revenues over the prior period from $4.0 million for the nine months ended May 31, 2000 to none for the nine months ended May 31, 2001.

    Warehouse operating expenses increased to $36.3 million, or 10.6% of net warehouse sales, for the nine months ended May 31, 2001 from $22.0 million, or 11.1% of net warehouse sales, for the nine months ended May 31, 2000. The increase in warehouse operating expenses is attributable to the nine new warehouses opened since the third quarter of fiscal 2000. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives.

    General and administrative expenses were $13.2 million, or 3.9% of net warehouse sales, for the nine months ended May 31, 2001 compared with $13.1 million, or 6.6% of net warehouse sales, for the nine months ended May 31, 2000. As a percentage of net warehouse sales, general and administrative expenses have declined due to higher sales from the nine additional warehouse store openings between the periods presented. General and administrative expenses are anticipated to decrease on a quarter over quarter comparative basis for the remainder of fiscal 2001 as a result of initial costs incurred in the prior fiscal year related to the Company's planned growth, offset slightly by anticipated expenses in connection with the Company's sales growth.

    Preopening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $3.4 million for the nine months ended May 31, 2001 from $5.0 million for the nine months ended May 31, 2000. Preopening expenses have decreased as a result of opening five new warehouses within the past nine months ended May 31, 2001 compared to seven new warehouse openings over the same nine month period in the prior fiscal year. The Company anticipates opening one additional location during the fourth quarter of fiscal 2001, for a total of six new warehouse openings in the current fiscal year compared to eleven new warehouses that were opened in fiscal 2000.

    Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivables from buyers of formerly owned properties. Interest income was $2.5 million for the nine months ended May 31, 2001 compared to $2.7 million for the nine months ended May 31, 2000. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

    Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance capital requirements of new warehouse store operations. Interest expense increased to $5.8 million for the nine months ended May 31, 2001 compared to $1.7 million for the nine months ended May 31, 2000. The increase is directly attributable to an increase in the amount of debt and the associated interest expense incurred on the amounts borrowed within the periods presented.

    In the third quarter of fiscal 2000, the Company sold its travel program for $1.5 million to Club-4U, Inc. under an asset purchase agreement ("purchase agreement"). Club-4U, Inc., a California corporation, is owned by Sol Price who is a principal stockholder of the Company. Under the purchase agreement, Club-4U, Inc. acquired the assets primarily used in connection with the travel businesses, subject to liabilities under the travel business existing contracts, resulting in a gain of $1.1 million.

    Also in the third quarter of fiscal 2000, the Company entered into an agreement to sell its notes receivable from various municipalities and agencies, known as the "City Notes," to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust. The aggregate purchase price for the City Notes was $22.5 million that resulted in a gain of $3.9 million.

    In fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $1.8 million, of which the Company's share was $1.3 million.

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

    For fiscal 2001, the Company's current intention is to spend an aggregate of approximately $50.4 million, which includes $39.0 million for construction, equipment and working capital for six new warehouses and approximately $11.4 million which was used for the redemption of common stock of the Company pursuant to a pre-existing contractual obligation. Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to increase bank borrowings by $37.4 million during fiscal 2001, and to use these proceeds, as well as excess cash and cash equivalents and cash generated from existing operations, to finance these expenditures.

    On April 5, 2001, the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash. The Company repurchased these shares pursuant to its obligations under the Stock Purchase Agreement, as amended, relating to the Company's acquisition in March 2000 of the 49% minority interest in its Panamanian subsidiaries which previously had been owned by BB&M International Trading Group ("BB&M"). In exchange for BB&M's 49% interest, the Company issued to BB&M's principals 306,748 shares of the Company's common stock and agreed to redeem the shares issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. The Company has agreed to redeem the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

   On January 25, 2001, the Company entered into two loan agreements with the International Finance Corporation ("IFC") for a total of $32.0 million and has received commitments from the Overseas Private Investment Corporation ("OPIC") to loan to the Company $10.0 million for a total of $42.0 million. Approximately $28.0 million will be used to repay certain existing loans outstanding with the remainder to be used to finance new warehouse expenditures as described above. The funding of the IFC and OPIC loans is subject to the execution of loan agreements (in the case of OPIC) and the fulfillment of all approved conditions, which include the perfection of the underlying security for these loans. The Company received initial funding of $10 million in May 2001, and anticipates the majority of the loan(s) to fund by August 31, 2001.

   In April 2001, the Company sold 67,700 shares of common stock previously held as treasury stock in a private placement for $39.00 per share for total proceeds of approximately $2.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2001, the Company had a total of twenty-one warehouses operating in ten foreign countries. Fourteen of the twenty-one warehouses operate under foreign currencies other than the U.S. dollar. For the nine months ended May 31, 2001, approximately 70% of the Company's net warehouse sales were in foreign currencies.

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

   Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $764,000 and $388,000 as of May 31, 2001 and August 31, 2000, respectively.

   Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company at times manages its risks through a combination of hedging currencies through Non Deliverable Forward Exchange Contracts (NDFs) and internal hedging procedures. In April 2001, the Company purchased a total of approximately $2.0 million in NDFs which expired in June 2001. The Company currently has approximately $4.0 million in NDFs were purchased that expire in approximately two months. However, the Company may purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the condensed consolidated statements of operations, for the nine months ended May 31, 2001 were not material as foreign currency rates have been relatively stable and any devaluation has been mitigated through internal hedging.

   The Company is also exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve would adversely affect the Company's pretax net income (loss) by approximately $625,000.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims (other than disclosed below) that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse." On June 15, 2001 the Company was served with a temporary restraining order effectively requiring that the Company cease its operation in the Philippines, which was issued in an action filed by a former Company licensee, whose license was terminated in 1998. The Company shut down operations accordingly, but was able to reopen on June 19, 2001 after the Court of Appeals in the Philippines issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The appellate court also set a hearing date of July 24, 2001 for arguments before the appellate court on whether to permanently bar the trial court's restraining order. The Company believes that the factual allegations and legal claims asserted in the complaint are without merit and it intends to defend them vigorously.

The Company currently has three more warehouses in pre-construction or under construction in the Philippines. Openings are scheduled in the fall of 2001, spring of 2002 and fall of 2002. Any adverse rulings by the Philippine courts could delay or prevent these planned openings.
Item 2.	Changes in Securities and Use of Proceeds
Recent Sales of Unregistered Securities:

On April 20, 2001, the Company sold an aggregate of 67,700 shares of its common stock to institutional investors at a price of $39.00 per share in a private placement pursuant to Rule 506 under the Securities Act of 1933. The purchasers have represented to the Company that they are accredited investors, the shares were acquired for their own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising.
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits:
None

(b)	Reports on Form 8-K were filed for the three months ended February 28, 2000:

On April 6, 2001, the Company filed a Form 8-K under Item 5 announcing the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash. The Company repurchased these shares pursuant to its obligations under the Stock Purchase Agreement, as amended, relating to the Company's acquisition in March 2000 of the 49% minority interest in its Panamanian subsidiaries which previously had been owned by BB&M International Trading Group ("BB&M"). In exchange for BB&M's 49% interest, the Company issued to BB&M's principals 306,748 shares of the Company's common stock and agreed to redeem the shares issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. The Company has agreed to redeem the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.
Date: July 13, 2001	/s/ GILBERT A. PARTIDA Gilbert A. Partida President and Chief Executive Officer
Date: July 13, 2001	/s/ ALLAN C. YOUNGBERG Allan C. Youngberg Executive Vice President, Chief Financial Officer

PRICESMART, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

	May 31, 2001	August 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,606	$24,503
Marketable securities	5,303	5,482
Receivables, net of allowance for doubtful accounts	5,562	1,732
Other receivables	5,135	—
Merchandise inventories	72,322	54,949
Prepaid expenses and other current assets	7,226	5,405
Property held for sale	726	1,652

Total current assets	119,880	93,723
Restricted cash	15,093	12,698
Property and equipment, net	144,555	128,985
Goodwill, net	19,491	19,178
Notes receivable and other	3,413	6,816

TOTAL ASSETS	$302,432	$261,400

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$12,415	$9,493
Accounts payable	60,478	43,312
Accrued salaries and benefits	3,643	3,086
Deferred membership income	3,825	3,892
Other accrued expenses	4,221	5,946
Long-term debt, current portion	9,561	8,773

Total current liabilities	94,143	74,502
Long-term debt, net of current portion	72,136	50,532

Total liabilities	166,279	125,034

Minority interest	7,845	4,683
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 15,000,000 shares authorized, 6,902,368 and 6,812,485 shares issued and outstanding at May 31, 2001 and August 31, 2000, respectively	1	1
Additional paid-in capital	149,959	148,970
Notes receivable from stockholders	(855)	(1,000)
Deferred compensation	(402)	(679)
Accumulated other comprehensive loss	(764)	(695)
Accumulated deficit	(3,379)	(6,308)
Less: Treasury stock at cost, 715,531 and 555,093 shares at May 31, 2001 and August 31, 2000, respectively	(16,252)	(8,606)

Total stockholders' equity	128,308	131,683

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,432	$261,400

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED—DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Revenues:
Sales:
Net warehouse	$115,940	$72,605	$342,498	$198,545
Export	—	—	—	421
Membership fees and other	3,720	1,743	10,278	5,084
Travel program	—	—	—	3,964

Total revenues	119,660	74,348	352,776	208,014

Expenses:
Cost of goods sold:
Net warehouse	99,221	63,484	293,528	173,654
Export	—	—	—	405
Selling, general and administrative:
Warehouse operations	13,109	8,316	36,339	22,025
General and administrative	4,462	4,600	13,173	13,063
Travel program expenses	—	—	—	1,520
Goodwill amortization	252	44	737	44
Preopening expenses	2,171	1,679	3,352	4,969

Total expenses	119,215	78,123	347,129	215,680

Operating income (loss)	445	(3,775)	5,647	(7,666)
Other income (expense):
Interest income	721	759	2,462	2,699
Interest expense	(1,867)	(833)	(5,751)	(1,650)
Other income (expense)	(29)	77	(38)	(79)
Gain on sale:
Travel program (related party)	—	1,133	—	1,133
City Notes (related party)	—	3,948	—	3,948
Real estate	—	—	1,776	—
Minority interest	97	394	(772)	843

Total other income (expense)	(1,078)	5,478	(2,323)	6,894

Income (loss) before provision (benefit) for income taxes and extraordinary item	(633)	1,703	3,324	(772)
Provision (benefit) for income taxes	(202)	—	275	87

Income (loss) before extraordinary loss	(431)	1,703	3,049	(859)
Extraordinary loss	—	—	(120)	—

Net income (loss)	$(431)	$1,703	$2,929	$(859)

Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.07)	$0.32	$0.49	$(0.17)
Extraordinary loss	$—	$—	$(0.02)	$—
Net income (loss)	$(0.07)	$0.32	$0.47	$(0.17)
Diluted earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.07)	$0.28	$0.46	$(0.17)
Extraordinary loss	$—	$—	$(0.02)	$—
Net income loss	$(0.07)	$0.28	$0.44	$(0.17)
Shares used in computation (000's):
Basic	6,236	5,392	6,274	5,196
Diluted	6,236	5,987	6,691	5,196

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—DOLLARS IN THOUSANDS)

	Nine Months Ended May 31,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$2,929	$(859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,591	3,030
Goodwill amortization	737	44
Allowance for doubtful accounts	27	(227)
Extraordinary loss	120	—
Gain on sale of city notes (related party)	—	(3,948)
Gain on sale of travel program (related party)	—	(1,133)
Gain on sale of real estate	(1,776)	—
Income tax provision	275	87
Minority interest	772	(843)
Compensation expense recognized for stock options	279	452
Change in operating assets and liabilities:
Restricted cash	(2,395)	2,695
Receivables and other assets	(28,401)	(20,768)
Accounts payable and other liabilities	15,548	4,119

Net cash flows used in operating activities	(5,294)	(17,351)
INVESTING ACTIVITIES:
Sale of marketable securities	—	12,174
Additions to property and equipment	(23,608)	(56,244)
Payments (disbursements) of notes receivable	3,729	(702)
Proceeds from sale of city notes (related party)	—	22,534
Proceeds from sale of travel program (related party)	—	1,500
Proceeds from sale of real estate	3,339	—
Proceeds from property held for sale	926	440
Panama acquisition—repurchase of common stock	(11,347)	—

Net cash flows used in investing activities	(26,961)	(20,298)
FINANCING ACTIVITIES:
Proceeds from debt	35,880	44,518
Repayments of debt	(10,565)	(707)
Contributions by minority interest shareholders	2,390	5,621
Proceeds from exercise of stock options	999	1,456
Sale of treasury stock	2,641	—
Notes receivable from stockholders, net	144	(48)

Net cash flows provided by financing activities	31,489	50,840
Effect of exchange rate changes on cash and cash equivalents	(131)	105

Net increase (decrease) in cash and cash equivalents	(897)	13,296
Cash and equivalents beginning of period	24,503	14,957

Cash and equivalents end of period	$23,606	$28,253

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (excludes amounts capitalized)	$5,429	$842
Income taxes	$193	$111

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Shares	Stock Amount	Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss
Balance at August 31, 2000	6,813	$1	$148,970	$(1,000)	$(679)	$(695)
Exercise of stock options	89	—	770	—	—	—
Repurchase of common stock—Panama acquisition	—	—	(884)	—	—	—
Sale of treasury stock	—	—	1,103	—	—	—
Payment on notes receivables from stockholders	—	—	—	145	—	—
Amortization of deferred compensation	—	—	—	—	277	—
Net income	—	—	—	—	—	—
Net unrealized gain on marketable securities	—	—	—	—	—	62
Translation adjustment	—	—	—	—	—	(131)
Comprehensive income	—	—	—	—	—	—

Balance at May 31, 2001	6,902	$1	$149,959	$(855)	$(402)	$(764)

	Accumulated Deficit	Shares	Less: Treasury Stock Stock Capital	Total Stockholders' Equity
Balance at August 31, 2000	$(6,308)	555	$(8,606)	$131,683
Exercise of stock options	—	(13)	229	999
Repurchase of common stock—Panama acquisition	—	242	(9,413)	(10,297)
Sale of treasury stock	—	(68)	1,538	2,641
Payment on notes receivables from stockholders	—	—	—	145
Amortization of deferred compensation	—	—	—	277
Net income	2,929	—	—	2,929
Net unrealized gain on marketable securities	—	—	—	62
Translation adjustment	—	—	—	(131)

Comprehensive income	—	—	—	2,860

Balance at May 31, 2001	$(3,379)	716	$(16,252)	$128,308

See accompanying notes.

PRICESMART, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2001

Note 1—Company Overview and Basis of Presentation

    PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2001, the Company had twenty-one warehouse stores in operation in ten countries (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador and Honduras, and one each in Aruba, the Philippines, Trinidad and the U.S. Virgin Islands) of which the Company owns at least a majority interest. During fiscal year 2000, the Company increased its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras on July 7, 2000 (see Note 8). In addition, there were seven warehouse stores in operation (six in China and one in Saipan, Micronesia) licensed to and operated by local business people as of May 31, 2001. Additionally, until March 1, 2000 of fiscal 2000, the Company operated a domestic travel program (see Note 7).

Note 2—Summary of Significant Accounting Policies

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

	Ownership	Basis of Presentation
PriceSmart Panama	100.0%	Consolidated
PriceSmart US Virgin Islands	100.0%	Consolidated
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad	62.5%	Consolidated
PriceSmart Aruba	60.0%	Consolidated
PriceSmart Barbados	60.0%	Consolidated
PriceSmart Philippines	60.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

NOTE 3—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	May 31, 2001	August 31, 2000
Land	$28,305	$29,779
Building and improvements	68,564	61,649
Fixtures and equipment	48,106	40,299
Construction in progress	14,625	5,712

	159,600	137,439
Less: accumulated depreciation	(15,045)	(8,454)

Property and equipment, net	$144,555	$128,985

    Building and improvements includes capitalized interest of $1.3 million and $891,000 as of May 31, 2001 and August 31, 2000, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (dollars in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Income (loss) before extraordinary loss	$(431)	$1,703	$3,049	$(859)
Extraordinary loss	—	—	(120)	—

Net income (loss)	$(431)	$1,703	$2,929	$(859)

Determination of shares (000's):
Common shares outstanding	6,236	5,392	6,274	5,196
Assumed conversion of stock options	—	595	417	—

Dilutive average common shares outstanding	6,236	5,987	6,691	5,196
Basic earnings (loss) per share:
Income (loss) before extraordinary loss	$(0.07)	$0.32	$0.49	$(0.17)
Extraordinary loss	$—	$—	$(0.02)	$—
Net income (loss)	$(0.07)	$0.32	$0.47	$(0.17)
Dilutive earnings (loss) per share:
Income (loss) before extraordinary item	$(0.07)	$0.28	$0.46	$(0.17)
Extraordinary loss	$—	$—	$(0.02)	$—
Net income (loss)	$(0.07)	$0.28	$0.44	$(0.17)

NOTE 5—COMMITMENTS AND CONTINGENCIES

    From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims (other than disclosed below) that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

    On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse". On June 15, 2001 the Company was served with a temporary restraining order effectively requiring that the Company cease its operation in the Philippines, issued in an action filed by a former Company licensee, whose license was terminated in 1998. The Company shut down operations accordingly, but was able to reopen on June 19, 2001 after the Court of Appeals in the Philippines issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The appellate court also set a hearing date of July 24, 2001 for arguments before the appellate court on whether to permanently bar the trial court's restraining order.

The Company believes that the factual allegations and legal claims asserted in the Complaint are without merit and it intends to defend them vigorously.

    The Company currently has three more warehouses in pre-construction or under construction in the Philippines. Openings are scheduled in the fall of 2001, spring of 2002 and fall of 2002. Any adverse rulings by the Philippine courts could delay or prevent these planned openings.

NOTE 6—SHORT-TERM BORROWINGS AND DEBT

    As of May 31, 2001, the Company, through its majority or wholly owned subsidiaries, had $12.4 million outstanding in short-term bank borrowings through seven separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically are renewed. As of May 31, 2001, the Company had drawn down the full amounts for six of the facilities and had availability of approximately $10 million under the seventh.

    All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $15 million as of May 31, 2001, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

    On January 25, 2001, the Company entered into two loan agreements with the International Finance Corporation ("IFC") for a total of $32.0 million. Under the $22.0 million facility, the term of the loan is for a period of ten years and interest is calculated on the basis of LIBOR plus 4.0% and due semi-annually. Beginning in March 2003, minimum principal payments of $1.4 million are due semi-annually. Under the $10 million facility, the term of the loan is for a period of ten years and interest is calculated on the basis of LIBOR plus 2.0% and due semi-annually. The full principal amount of the loan is due at the end of the term. The loan agreements are to be secured by certain land, building, fixtures and equipment, a pledge of the Company's equity interests underlying the loans as well as $7.5 million to be held in escrow. The loans are also subject to certain financial and operating covenants. The funding of the IFC loans is subject to fulfillment of all approved conditions, which include the perfection of the underlying security of these loans. The Company received initial funding of $10 million in May 2001. Upon funding of the remaining portion of the loan, approximately $28 million will be utilized to extinguish certain existing debt with the remainder to be used to finance new warehouse expenditures.

NOTE 7—SALE OF ASSETS

    On March 1, 2000, the Company sold its travel program for $1.5 million to Club-4U, Inc. under an asset purchase agreement ("purchase agreement"). Under the purchase agreement, Club-4U, Inc. acquired the assets primarily used in connection with the travel program, subject to liabilities under the travel program's existing contracts, resulting in a gain of approximately $1.1 million.

    On April 5, 2000, the Company entered into an agreement to sell its notes receivable from various municipalities and agencies, known as the "City Notes," to the Price Family Charitable Trust, a California Trust. Sol Price (a principal stockholder of PriceSmart, Inc.) and Robert Price (a principal stockholder and Chairman of the Board of PriceSmart, Inc.) are trustee and successor trustee, respectively, of the Trust. The aggregate purchase price for the City Notes was $22.5 million that resulted in a gain of $3.9 million.

NOTE 8—ACQUISITION OF MINORITY INTERESTS

    In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary ("Panama Acquisition"), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's 49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, the Company increased its guarantee for the outstanding loans related to the Panama operations to 100%.

    Under the Stock Purchase Agreement, as amended, related to the Panama Acquisition, the Company agreed to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. On April 5, 2001, the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash and resulted in an incremental goodwill adjustment of approximately $1.1 million. The Company has agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

    In July 2000, the Company acquired the 40% interest in PSMT Caribe, Inc. not held by the Company. PSMT Caribe is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company with shareholders representing five Central American and Caribbean countries, including Edgar Zurcher, a director of PriceSmart as of November 2000), to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which are restricted from sale for one year. As a result of this acquisition, the Company increased its guarantee for the outstanding loans related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

    The acquisitions were accounted for as purchases under Accounting Principles Board Opinion No. 16 (APB No. 16). In accordance with APB No. 16, the Company allocated the purchase prices of the acquisitions based on the fair value of the assets acquired. The excess of the purchase price over the fair value of assets acquired, as adjusted, was $20.5 million and is reflected in goodwill, net of accumulated amortization of $737,000 and $223,000, as of May 31, 2001 and August 31, 2000, respectively, in the accompanying condensed consolidated balance sheets and is being amortized on a straight-line basis over a period of 20 years.

NOTE 9—EXTRAORDINARY ITEM

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

NOTE 10—SALE OF COMMON STOCK

    In April 2001, the Company sold 67,700 shares of common stock previously held as treasury stock in a private placement for $39.00 per share for total proceeds of approximately $2.6 million.

QuickLinks

PRICESMART, INC. INDEX TO FORM 10-Q PART I—FINANCIAL INFORMATION
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
PRICESMART, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED—DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED—DOLLARS IN THOUSANDS)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED MAY 31, 2001 (UNAUDITED—AMOUNTS IN THOUSANDS)
PRICESMART, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) May 31, 2001