Form 10-K/A
period 2000-08-31
PRICESMART INC
filed 2001-11-20
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A



                                  Amendment No. 1

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

The following items of PriceSmart, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2000 are hereby amended. Each such item is set forth in its entirety, as amended.



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


Typically, when entering a new market the Company enters into licensing and technology transfer agreements with a joint venture company (whose majority stockholder is the Company and whose minority stockholders are local business people) pursuant to which the Company provides the Company's know-how package, which includes training and management support, as well as access to the Company's computer software systems. The license also includes the right to use the "PriceSmart" mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements. The Company receives a license fee based upon a percentage of the actual licensee sales. The Company believes that the local business people have been interested in entering into such joint ventures and obtaining such licenses for a variety of reasons, including the track record of the Company's management team, the opportunity to purchase U.S.-sourced products, the benefits of the Company's modern distribution techniques and the opportunity to obtain exclusive rights to use the Company's trademarks in the region.



MEMBERSHIP POLICY



PriceSmart's membership format fee structure is opposite of the traditional warehouse club. The format was specifically designed to appeal to a greater consumer base and allow pricing flexibility from country to country. Membership price points are attractive to our target consumer base. The value of Membership reinforces Member-Customer loyalty and membership fees provide a continuing source of revenue. PriceSmart has two primary types of Members: Business and Diamond (individual).



Business owners and key managers generally qualify for Business Membership. PriceSmart promotes Business Membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business Members pay annual membership fees which average $28 for a primary and spouse membership card and $12 for additional add-on membership cards.



Individual memberships are available to business employees, financial institutions, corporations, educational institutions and other selected organizations. Individuals pay an annual membership fee, which averages $24. One add-on membership card is available for an additional $12.



The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred revenue is presented separately on the face of the balance sheet and totaled $3.9 million and $2.0 million as of August 31, 2000 and August 31, 1999, respectively.



PriceSmart's membership agreements contain an explicit right to a full refund if our customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been less than 0.5% of membership income, or approximately $26,000 for the year ended August 31, 2000 and $8,000 for year ended August 31, 1999.


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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE


THE COMPANY'S FINANCIAL PERFORMANCE IS DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES IT TO VARIOUS RISKS. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership concept which include: (i) changes in tariffs and taxes, (ii) the imposition of governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) limitations on U.S. company ownership in foreign countries, (vi) permitting and regulatory compliance, (vii) the financial and other capabilities of the Company's business partners and licensees, and (viii) general political as well as economic and business conditions.



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



ANY FAILURE BY THE COMPANY TO MANAGE ITS GROWTH COULD ADVERSELY AFFECT ITS BUSINESS. The Company began an aggressive growth strategy in April 1999 in Central America and the Caribbean. The Company has opened eleven new warehouses in fiscal 2000 and intends to open six additional new warehouses in fiscal 2001 (one of which was opened in October 2000). The success of the Company's growth strategy will depend to a significant degree on the Company's ability to: (i) expand the Company's operations through the opening of new warehouses, (ii) operate new warehouses on a profitable basis and
(iii) maintain positive comparable warehouse sales in the applicable markets. These markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from those previously encountered by the Company. Also, the Company might not be able to adapt the Company's operations to support these expansion plans, and these new warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.


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


THE COMPANY FACES SIGNIFICANT COMPETITION. The Company's international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition. While the Company expects that the size of many of the markets in which it operates or expects to enter will delay or deter entry by many of the Company's larger competitors, the Company cannot assure that the Company's larger competitors will not decide to enter these markets or that the Company's smaller competitors will not compete more effectively. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

THE COMPANY MAY ENCOUNTER DIFFICULTIES IN THE SHIPMENT OF GOODS TO ITS WAREHOUSES. The Company is required to transport products over great distances, typically over water, which results in: (i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to potential damage to, or destruction of, ships or containers delivering goods, (iii) tariff, customs and shipping regulation issues, and
(iv) substantial ocean freight and duty costs.


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


THE COMPANY IS EXPOSED TO WEATHER AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company's operations are subject to the volatile weather conditions and natural disasters often encountered in the regions in which the Company's warehouse stores are or are planned to be located, which could result in delays in construction or result in significant damage to, or destruction of, the Company's warehouse stores. In addition, the Company's international operations involve uncertainties arising from: (i) local business practices, language and cultural considerations, including the capacity or willingness of local business and government officials to provide necessary services and (ii) local economic conditions. Losses from business interruption may not be adequately compensated by insurance.



DECLINES IN THE ECONOMIES OF THE COUNTRIES IN WHICH THE COMPANY OPERATES ITS WAREHOUSE STORES WOULD HARM ITS BUSINESS. The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company's foreign markets. Consumer spending in the Company's markets may be adversely affected by these factors, thereby affecting the Company's growth, sales and profitability. A decline in the national or regional economies of any foreign countries in which the Company currently operates or will operate in the future could have a material adverse effect on the Company's business, financial condition and operating results.



A FEW OF THE COMPANY'S STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY'S VOTING STOCK, WHICH MAY MAKE IT DIFFICULT TO COMPLETE SOME CORPORATE TRANSACTIONS WITHOUT THEIR SUPPORT AND MAY PREVENT A CHANGE IN CONTROL. As of November 10, 2000, Robert E. Price, who is the Chairman of the Company's Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 37.7% of the Company's outstanding common stock. As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.



THE LOSS OF KEY PERSONNEL COULD HARM THE COMPANY'S BUSINESS. The Company is dependent to a large extent on the performance of its senior management team and other key employees for strategic business direction. The loss of services of any members of the Company's senior management or other key employees, could have a material adverse affect on the Company's business, financial condition and operating results.



THE COMPANY IS SUBJECT TO VOLATILITY IN FOREIGN CURRENCY EXCHANGE. The
Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. At the end of fiscal 2000, the Company had a total of sixteen warehouses (adding a seventeenth in October 2000) operating in seven foreign countries. For fiscal 2000, 75% of the Company's net warehouse sales were in foreign currencies, and is expected to increase in fiscal 2001 to approximately 80% (Panamanian and U.S. Virgin Islands operations being U.S. dollar denominated). The Company's expansion plans call for the Company to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. Nonetheless, there can be no assurance that the Company will not experience a materially adverse effect on the Company's financial condition as a result of the economic and political risks of conducting an international merchandising business.


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


YEAR 2000 PROBLEMS COULD DISRUPT THE COMPANY'S BUSINESS. The year 2000 issue results from computer programs and hardware being written with two digits rather than four digits to define the applicable year. There is a risk that date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000, potentially resulting in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities.


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

ITEM 3.  LEGAL PROCEEDINGS


From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000 under the heading "Market for Common Stock and Related Stockholder Matters."


ITEM 6.  SELECTED FINANCIAL DATA


The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000 under the heading "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000 under the heading "Quantitative and Qualitative Disclosures About Market Risk."


ITEM 8.  FINANCIAL STATEMENTS


The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2000 under the heading "Financial Statements."

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 under the headings "Election of Directors," "Information Regarding Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act."


ITEM 11. EXECUTIVE COMPENSATION


The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 under the headings "Information Regarding the Board," "Executive Compensation and Other Information" and "Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 under the heading "Securities Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2001 under the heading "Certain Transactions."

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


Dated: November 20, 2001                         PRICESMART, INC.

                                        By:      /s/ GILBERT A. PARTIDA
                                                 ------------------------------

                                        Title    President and Chief
                                                 -------------------
                                                 Executive Officer
                                                 -----------------

                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS



Exhibit
Number                               Description
-------                              -----------
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


                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS


Exhibit
Number                              Description
--------                            -----------
11.1(18)          Computation of Net Loss Per Common Share (Basic and Diluted)

13.1(19) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 2000

21.1(18)          Subsidiaries of PriceSmart, Inc.

23.1(19)          Consent of Ernst & Young LLP, Independent Auditors

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

(18)     Previously Filed.



(19)     Filed herewith.