Form 10-K
period 2001-08-31
PRICESMART INC
filed 2001-11-29
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One) /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the fiscal year ended August 31, 2001.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 20, 2001 was $102,595,937, based on the last reported sale of $33.61 per share on November 20, 2001.

As of November 20, 2001, a total of 6,262,220 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report for fiscal year ending August 31, 2001 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2002 are incorporated by reference into
Part III of this Form 10-K.

                                TABLE OF CONTENTS

Part    I

Item    1.    Business

Item    2.    Properties

Item    3.    Legal Proceedings

Item    4.    Submission of Matters to a Vote of Security Holders

Part    II

Item    5.    Market for Common Stock and Related Stockholder Matters
              THE INFORMATION REQUIRED BY ITEM 5 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 UNDER THE HEADING "MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

Item    6.    Selected Financial Data
              THE INFORMATION REQUIRED BY ITEM 6 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 UNDER THE HEADING "SELECTED FINANCIAL DATA."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              THE INFORMATION REQUIRED BY ITEM 7 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk THE INFORMATION REQUIRED BY ITEM 7A IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 UNDER THE HEADING "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

Item    8.    Financial Statements
              THE INFORMATION REQUIRED BY ITEM 8 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 2001 UNDER THE HEADING "FINANCIAL STATEMENTS."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              NONE

Part    III

Item    10.   Directors and Executive Officers of the Registrant
              THE INFORMATION REQUIRED BY ITEM 10 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 16, 2002 UNDER THE HEADINGS "ELECTION OF DIRECTORS," "INFORMATION REGARDING DIRECTORS," "EXECUTIVE OFFICERS OF THE COMPANY" AND "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."

Item    11.   Executive Compensation
              THE INFORMATION REQUIRED BY ITEM 11 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 16, 2002 UNDER THE HEADINGS "INFORMATION REGARDING THE BOARD," "EXECUTIVE COMPENSATION AND OTHER INFORMATION" AND "PERFORMANCE GRAPH."

Item 12. Security Ownership of Certain Beneficial Owners and Management THE INFORMATION REQUIRED BY ITEM 12 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 16, 2002 UNDER THE HEADING "SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

              MANAGEMENT."

Item    13.   Certain Relationships and Related Transactions
              THE INFORMATION REQUIRED BY ITEM 13 IS INCORPORATED HEREIN BY REFERENCE FROM PRICESMART'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 16, 2002 UNDER THE HEADING "CERTAIN TRANSACTIONS."

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

PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2001, the Company had twenty-two warehouse stores in operation (four in Panama, three each in Guatemala, Costa Rica, and the Dominican Republic, two each in El Salvador and Honduras, and one each in Aruba, Barbados, the Philippines, Trinidad, and the U.S. Virgin Islands) of which the Company owns at least a majority interest.

On July 24, 2001, the Company entered into agreements to increase its ownership from 62.5% to 90.0% in the operations in Trinidad. The Company entered into agreements to increase its ownership from 51% to 100% in the operations in Panama on March 27, 2000 and to increase its ownership from 60% to 100% in the operations in Costa Rica, the Dominican Republic, El Salvador and Honduras on July 7, 2000. In addition, there were nine warehouse stores in operation (eight in China and one in Saipan, Micronesia) licensed to and operated by local business people as of August 31, 2001. Additionally, until March 1, 2000, the Company operated a domestic travel program and until April 1, 1999, the Company operated a domestic auto referral business.

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

BUSINESS STRATEGY

The Company's strategy is to focus on development of the international merchandising business and to leverage existing capabilities and provide appropriate returns for its stockholders. Specifically, key elements of the Company's business strategy include:

PROVIDE LOWER PRICES IN THE MARKET PLACE. The Company's principal business philosophy is to bring quality products and services at low prices to the consumer. Future development of the Company's business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

INCREASE MARKET SHARE IN DEVELOPING MARKETS. The Company believes that it is well positioned to profit from the growth in developing markets due to its purchasing power and experience with membership warehouses in Central America, the Caribbean and Asia. The Company intends to continue to satisfy the growing demand for U.S. consumer goods in such markets by opening additional membership warehouses, principally in Latin America, the Caribbean and the Philippines.

MARKET SATURATION. The Company seeks to establish significant market share in the metropolitan areas of emerging market countries by rapidly saturating these areas with multiple stores.

INTERNATIONAL MERCHANDISING BUSINESSES

The Company owns and operates U.S.-style membership shopping warehouses through majority or wholly owned ventures operating in Central America, the Caribbean and Asia using the trade name "PriceSmart". In fiscal 2001, the Company opened six new U.S.-style membership shopping warehouses, one warehouse each in the Dominican Republic (October 2000), Aruba (March 2001), the US Virgin Islands (May 2001), the Philippines (May 2001), Guatemala (May 2001), and Barbados (August 2001) bringing the total number of warehouses in operation to twenty-two operating in eleven countries as of August 31, 2001. Subsequent to fiscal 2001, the Company opened one additional location in the Philippines in November 2001. Also, there were nine warehouse stores in operation (eight in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of fiscal 2001, through which the Company earns royalties and other fees in connection with certain licensing and technology transfer agreements.

The warehouses sell basic consumer goods with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, the warehouses seek to generate sufficient sales volumes to operate profitably at relatively low gross margins. The typical no-frills warehouse-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery departments, tire centers, photo centers, pharmacy and optical services. The target customers are consumers and small businesses. The shopping format includes an annual membership fee that varies by market from $20 to $35.

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

MEMBERSHIP POLICY

PriceSmart's membership fee structure was specifically designed to allow pricing flexibility from country to country. Membership price points are attractive to our target consumer base. The value of Membership reinforces Member-Customer loyalty and membership fees provide a continuing source of revenue. PriceSmart has two primary types of Members: Business and Diamond (individual).

Business owners and key managers qualify for Business Membership. PriceSmart promotes Business Membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business Members pay an annual membership fee which averages $28 for a primary and spouse membership card and $12 for additional add-on membership cards.

Individuals pay an annual membership fee, which averages $24. One add-on membership card is available for an additional $12.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred revenue is presented separately on the face of the balance sheet and totaled $4.4 million and $3.9 million as of August 31, 2001 and August 31, 2000, respectively. PriceSmart's membership agreements contain an explicit right to a full refund if our customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been less than 0.5% of membership income, or approximately $35,000, $26,000 and $8,000 for years ended August 31, 2001, 2000 and 1999, respectively.

EXPANSION PLANS

The Company's expansion plans focus on opening new stores in foreign markets, through majority or wholly owned ventures, primarily in Latin America, the Caribbean and Asia. The Company believes such foreign markets offer significant opportunities for growth because they are often characterized by (i) significant geographic and logistical barriers to entry, (ii) existing higher-priced local competitors with minimal experience with modern operating processes in purchasing, distribution, merchandising and information technologies, and (iii) a demand for U.S. brand-name products that are not widely available in such markets.

The Company anticipates opening four to six new warehouses in fiscal 2002. As a result of this growth, the Company believes that it is positioned to achieve approximately $650 million in revenues in fiscal 2002. Also, based upon demographics, the gross domestic product and retail sales in markets relative to the Company's performance in the eleven countries it currently operates, the Company has identified additional potential locations to open six to ten new stores in fiscal 2003.

ACQUISITION OF MINORITY INTERESTS

On July 24, 2001, the Company entered into agreements to acquire an additional 27.5% interest in the PriceSmart Trinidad majority owned subsidiary, which previously had been 62.5% owned by the Company. The purchase price of the 27.5% interest consisted of: (a) 20,115 shares of PriceSmart common stock; (b) a 9% interest in the PriceSmart Barbados subsidiary; (c) a 17.5% interest in the PriceSmart Jamaica subsidiary; (d) a promissory note of $314,000; (e) forgiveness of a note receivable due to the Company of $317,000 and (f) assumption of remaining contributions of $340,000 shown net of minority interest acquired. As a result of this additional interest acquired, the Company increased its guarantee proportionately for the outstanding long term debt related to the Trinidad operations.

On March 27, 2000, the Company entered into an agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary, which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart (see Note 16). In exchange for BB&M's 49% interest, the Company issued to BB&M's principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, the Company increased its guarantee for the outstanding long term debt related to the Panama operations to 100%.

Under the Stock Purchase Agreement, as amended, related to the Panama Acquisition, the Company agreed to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. On April 5, 2001, the Company repurchased 242,144 shares of its common stock for an aggregate of approximately $11.4 million in cash, resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company has agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

On July 7, 2000, the Company agreed to acquire the 40% interest in PSMT Caribe, Inc. not held by the Company. PSMT Caribe is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company with shareholders representing five Central American and Caribbean countries, including Edgar Zurcher, a director of PriceSmart as of November 2000), to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which were restricted from sale for one year (subject to certain conditions). As a result of this acquisition, PriceSmart, Inc. has increased its guarantee for the outstanding long term debt related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

Results from operations of the acquired minority interests have been included, based on sole ownership, in the financial results of the Company from the date of the transactions.

RELATIONSHIP WITH COSTCO

In November 1996 PEI, Costco Companies, Inc. ("Costco") and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the "Asset Transfer Agreement") in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and Costco.

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

INTELLECTUAL PROPERTY RIGHTS

It is the Company's policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office, and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint ventures, employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

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

The Company has filed applications to register under various classifications the mark "PriceSmart" (and certain other marks) in the U.S. Patent and Trademark Office, and in certain foreign countries; however, because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the marks.

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

EMPLOYEES

As of August 31, 2001, the Company and its subsidiaries, had a total of 3,476 employees. Approximately 94% of the Company's employees were employed outside of the United States.

SEASONALITY

Historically, the Company's merchandising businesses have experienced holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company's operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more expensive in local currencies and less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company's future results will be consistent with past results or the projections of securities analysts.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

THE COMPANY'S FINANCIAL PERFORMANCE IS DEPENDENT ON INTERNATIONAL OPERATIONS, WHICH EXPOSES IT TO VARIOUS RISKS. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership concept which include: (i) changes in tariffs and taxes, (ii) the imposition of governmental controls,(iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) limitations on U.S. company ownership in foreign countries, (vi) permitting and regulatory compliance, (vii) volatility in foreign currency exchange rates,
(viii) the financial and other capabilities of the Company's joint venturers and licensees, and (ix) general political as well as economic and business conditions.

ANY FAILURE BY THE COMPANY TO MANAGE ITS GROWTH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company began an aggressive growth strategy in April 1999 in Central America and the Caribbean. The Company has opened six new warehouses in fiscal 2001 and intends to open four to six additional new warehouses in fiscal 2002 (one of which was opened in November 2001). The success of the Company's growth strategy will depend to a significant degree on the Company's ability to: (i) expand the Company's operations through the opening of new warehouses, (ii) operate warehouses on a profitable basis and
(iii) maintain positive comparable warehouse sales in the applicable markets. Some markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from those previously encountered by the Company. Also, the Company might not be able to adapt the Company's operations to support these expansion plans, and the new warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

The Company's ability to open new warehouses on a timely basis will also depend on a number of factors, some of which may be beyond the Company's control, including the Company's ability to: (i) locate suitable warehouse sites, (ii) negotiate acceptable lease or acquisition terms, (iii) construct sites on a timely basis, and (iv) obtain financing in a timely manner and with satisfactory terms. The growth strategy also will require the Company to hire, train and retain skilled managers and personnel to support its planned growth, and the Company may experience difficulties hiring employees who possess the training and experience necessary to operate the Company's new warehouses, particularly in foreign markets where language, education and cultural factors may impose particular challenges. Further, the Company may encounter substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the international markets in which the Company intends to locate new warehouses. The Company might not be able to open the planned number of new warehouses according to its schedule or continue to attract, develop and retain the personnel necessary to pursue the Company's growth strategy. Failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company will need to continually evaluate the adequacy of the Company's existing systems and procedures, including warehouse management, financial and inventory control and distribution systems. Moreover, as the Company grows, it will need to continually analyze the sufficiency of the Company's inventory distribution methods and may require additional facilities in order to support the Company's planned growth. The Company may not adequately anticipate all the changing demands that its expanding operations will impose on these systems. The Company's failure to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY FACES SIGNIFICANT COMPETITION. The Company's international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition. There can be no assurance that the Company's competitors will not decide to enter the markets in which the Company operates, or expects to enter, or that the Company's existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

THE COMPANY MAY ENCOUNTER DIFFICULTIES IN THE SHIPMENT OF GOODS TO ITS WAREHOUSES. The Company is required to transport products over great distances, typically over water, which results in: (i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods,
(iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs.

Moreover, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the countries in which the Company operates require registration of imported products, which may result in additional delays in the Company's deliveries of products to its warehouses.

THE SUCCESS OF THE COMPANY'S BUSINESS REQUIRES EFFECTIVE ASSISTANCE FROM LOCAL BUSINESS PEOPLE WITH WHOM THE COMPANY HAS ESTABLISHED STRATEGIC RELATIONSHIPS. Several of the risks associated with the Company's international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company's common stock. No assurances can be provided that the Company's membership store concept will be implemented effectively or that these local business people will effectively help the Company penetrate their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company's business, financial condition and results of operations.

THE COMPANY IS EXPOSED TO WEATHER AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. The Company's operations are subject to the volatile weather conditions and natural disasters which are encountered in the regions in which the Company's warehouse stores are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company's warehouse stores. For example, the Company's two stores in El Salvador experienced minimal inventory loss and disruption of their business in January 2001 as a result of an earthquake that measured 7.6 on the Richter Scale and resulted in an extraordinary loss of approximately $120,000. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

DECLINES IN THE ECONOMIES OF THE COUNTRIES IN WHICH THE COMPANY OPERATES ITS WAREHOUSE STORES WOULD HARM ITS BUSINESS. The success of the Company's operations depends to a significant extent on a number of factors relating to discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company's foreign markets. Consumer spending in the Company's markets may be adversely affected by these factors, which would affect the Company's growth, sales and profitability. A decline in the national or regional economies of the foreign countries in which the Company currently operates, or will operate in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

A FEW OF THE COMPANY'S STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER THE VOTING STOCK, WHICH MAY MAKE IT DIFFICULT TO COMPLETE SOME CORPORATE TRANSACTIONS WITHOUT THEIR SUPPORT AND MAY PREVENT A CHANGE IN CONTROL. As of October 31, 2001, Robert E. Price, who is the Chairman of the Company's Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 38% of the Company's outstanding common stock. As a result, these stockholders will effectively control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors, and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

THE LOSS OF KEY PERSONNEL COULD HARM THE COMPANY'S BUSINESS. The Company depends to a large extent on the performance of its senior management team and other key employees for strategic business direction. The loss of services of any members of the Company's senior management or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY IS SUBJECT TO VOLATILITY IN FOREIGN CURRENCY EXCHANGE. The Company, through its majority or wholly owned subsidiaries, conducts operations primarily in Central America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2001, the Company had a total of twenty-two warehouses (adding a twenty-third in November 2001) operating in eleven foreign countries. For fiscal 2001, 70% of the Company's net warehouse sales were in foreign currencies, and is expected to increase in fiscal 2002 to approximately 75%. The Company currently has operations in Panama, El Salvador and the U.S. Virgin Islands, which have U.S. dollar denominated currencies. In addition, effective January 1, 2001, the government of El Salvador changed its currency to the U.S. dollar. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies, and which may involve similar economic and political risks as well as challenges that may be different from those currently encountered by the Company. There can be no assurance that the Company will not experience a materially adverse effect on its business, financial condition or result of operations as a result of the economic and political risks of conducting an international merchandising business.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. Managing foreign exchange is critical for operating successfully in these markets and the Company manages its risks at times by hedging currencies through Non Deliverable Forward Exchange Contracts (NDFs). As of August 31, 2001, the Company had $2.0 million in NDFs outstanding. As there are no formal contemporaneous documentation for NDFs and provided no physical exchange of currency occurs at maturity (only the resulting gain or loss), they are not reflected on the balance sheet. If the NDFs were recorded based on their fair values, the effect would be immaterial. The Company may continue to purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized, which are included as part of the costs of goods sold in the consolidated statements of operations, for fiscal 2001, fiscal 2000 and fiscal 1999 (including the cost of the NDFs) were $718,000, $1.3 million and $538,000, respectively.

THE COMPANY IS ENGAGED IN LITIGATION IN THE PHILIPPINES THAT QUESTIONS ITS RIGHT TO OPERATE WAREHOUSE STORES THERE. On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse." On June 15, 2001 the joint venture was served with a Complaint filed by a former Company licensee whose license was terminated by the Company in 1998. The Complaint alleges that the license was inappropriately terminated and that the former licensee therefore maintains the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines. On June 15 the joint venture was also served with a temporary restraining order issued in that action, requiring that the Company cease its operations in the Philippines. The Company closed the warehouse in accordance with the temporary restraining order, but reopened on June 19, 2001 after the Philippine Court of Appeals issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The parties currently are awaiting a decision from the Court of Appeals on the application, by the Company's joint venture, to dismiss or abate the lawsuit pending arbitration in Sydney, Australia, pursuant to a contractual arbitration clause previously agreed to by the parties.

The Company maintains that the factual allegations and legal claims asserted in the Complaint are without merit and intends to defend them vigorously. Nevertheless, adverse rulings by the Philippine courts or in the arbitration proceedings, may suspend or shut-down current operations, delay or prevent future openings in the Philippines.

ITEM 2.  PROPERTIES

WAREHOUSE PROPERTIES. The Company, through its majority or wholly owned ventures, has a combination of owned or leased properties for each country in which it operates warehouses. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse locations currently owned and / or leased by country:


                                              Date Opened
Country / Location                            or Anticipated               Ownership / Lease
------------------------------------------    -------------------------    ---------------------------------
Panama:
         Los Pueblos                          October 25, 1996             Own land and building
         Via Brazil                           December 4, 1997             Lease land and building
         El Dorado                            November 11, 1999            Lease land and building
         David                                June 15, 2000                Own land and building
Guatemala:
         Mira Flores                          April 8, 1999                Lease land and building
         Guatemala City                       August 24, 2000              Lease land and building
         Pradera                              May 29, 2001                 Lease land and building
Costa Rica:
         Zapote                               June 25, 2000                Own land and building
         Escazu                               May 12, 2000                 Own land and building
         Heredia                              June 30, 2000                Own land and building
Dominican Republic:
         Santo Domingo                        December 10, 1999            Own land and building
         Santiago                             December 14, 1999            Own land and building
         East Santo Domingo                   October 12, 2000             Own land and building
El Salvador:
         Santa Elena                          August 26, 1999              Own land and building
         San Salvador                         April 13, 2000               Own land and building
Honduras:
         San Pedro Sula                       September 29, 2000           Own land and building
         Tegucigalpa                          May 31, 2000                 Lease land and building
Aruba:   Oranjestad                           March 23, 2001               Lease land and building
Barbados: Bridgetown                          August 31, 2001              Lease land and building
Philippines:
         Fort Bonifacio                       May 18, 2001                 Lease land and building
         Ortigas                              November 8, 2001             Lease land and building
         Congressional                        Spring 2002                  Lease land and building
         Aseana                               Fall 2002                    Lease land and building
Trinidad:
         Chaguanas                            August 4, 2000               Own land and building
         Port of Spain                        Fall 2001                    Lease land and building
US Virgin Islands: St. Thomas                 May 4, 2001                  Lease land and building
Guam                                          Winter  2002                 Lease land and building


CORPORATE HEADQUARTERS. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117-3650. The Company leases 42,000 square feet of office space from PEI at a rate $25,700 per month pursuant to a triple net lease. The current term expires on August 31, 2003, and the Company has three remaining renewal options of two years each. The Company also leases a 85,000 square foot facility in Miami, Florida at a rate of $39,000 per month that expires on May 31, 2003 with a renewal option of five years. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

PROPERTIES HELD FOR SALE. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the "Properties"). The one remaining Property is improved land which, when sold, is not expected to generate significant gains or losses. Proceeds from sales of such Property will be used to fund the Company's businesses and general working capital requirements. The Company expects such transaction to be completed within the next twelve months; however, given the nature of such sales activities, there can be no assurance that this potential sale will be completed by then or that such proceeds will be fully realized.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Under certain of these laws, liability may be imposed without regard to whether the owner knew of or caused the presence of the contaminants. These costs may be substantial, and the presence of such substances, or the failure to remediate properly the contamination on such property, may adversely affect the owner's ability to sell or lease such property or to borrow money using such property as collateral. Certain federal and state laws require the removal or encapsulation of asbestos containing material in poor condition in the event of remodeling or renovation. Other federal, state and local laws have been enacted to protect sensitive environmental resources, including threatened and endangered species and wetlands. Such laws may restrict the development and diminish the value of property that is inhabited by an endangered or threatened species, is designated as critical habitat for an endangered or threatened species or is characterized as wetlands.

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

The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company's business, financial condition, operating results, cash flow or liquidity, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company has agreed to indemnify PEI for environmental liabilities arising out of such properties. Set forth below are summaries of certain environmental matters relating to these properties.

Phoenix (Fry's). The Phoenix (Fry's) site is a 37.1-acre site located in Phoenix, Arizona. The Phoenix (Fry's) site is located within the West Van Buren Study Area (the "WVBSA"). Volatile organic compounds ("VOCs") and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, PEI (as successor to Costco) has not been identified as a potentially responsible party ("PRP") for the WVBSA. On March 8, 1995,

PEI sold the Phoenix (Fry's) site, and retained responsibility for certain environmental matters. Investigations conducted in connection with the sale of the property revealed some hydrocarbon contamination in an area previously occupied by a fuel pump island. Seven underground fuel storage tanks were removed in 1989. The Arizona Department of Environmental Quality ("ADEQ") has required additional testing of the site prior to granting closure of the site. An independent environmental firm recently completed the required additional tests and a risk assessment which were submitted to the ADEQ in October 2000, and the Company anticipates that closure of the site will be granted based on the test results. However, there can be no assurance that the ADEQ will grant closure or that additional work will not be required.

Although designated by Arizona law as a "study area," the WVBSA is not a federal CERCLA site and is not listed on the National Properties List ("NPL"). Immediately to the east of the WVBSA, however, is the East Washington Study Area(the "EWSA"), which is listed on the NPL. VOCs are also present in groundwater in the EWSA. If the contamination plumes from the WVBSA and the EWSA merge, the possibility exists that the two study areas will be merged into one Federal CERCLA site.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims (other than disclosed below) that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse". On June 15, 2001 the joint venture was served with a Complaint filed by a former Company licensee whose license was terminated by the Company in 1998. The Complaint alleges that the license was inappropriately terminated and that the former licensee therefore maintains the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines. On June 15 the joint venture was also served with a temporary restraining order issued in that action, requiring that the Company cease its operations in the Philippines. The Company closed the warehouse in accordance with the temporary restraining order, but reopened on June 19, 2001 after the Philippine Court of Appeals issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The parties currently are awaiting a decision from the Court of Appeals on the application, by the Company's joint venture, to dismiss or abate the lawsuit pending arbitration in Sydney, Australia, pursuant to a contractual arbitration clause previously agreed to by the parties.

The Company maintains that the factual allegations and legal claims asserted in the Complaint are without merit and intends to defend them vigorously. Nevertheless, adverse rulings by the Philippine courts or in the arbitration proceedings, may suspend or shut-down current operations, delay or prevent future openings in the Philippines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2001. The Company's Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 16, 2002, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2001 under the heading "Market for Common Stock and Related Stockholder Matters."

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2001 under the heading "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2001 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2001 under the heading "Quantitative and Qualitative Disclosures about Market Risk."

ITEM 8.  FINANCIAL STATEMENTS

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report for the fiscal year ended August 31, 2001 under the heading "Financial Statements."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2002 under the headings "Election of Directors," "Information Regarding Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2002 under the headings "Information Regarding the Board," "Executive Compensation and Other Information" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2002 under the heading "Securities Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 16, 2002 under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following financial statements are incorporated by reference into
         Part II, Item 8 of this Form 10-K under the respective headings from the annual report:

         Report of Independent Auditors

         Consolidated Balance Sheets as of August 31, 2001 and 2000

         Consolidated Statements of Operations for the three years ended August 31, 2001

         Consolidated Statements of Stockholders' Equity for the three years ended August 31, 2001

         Consolidated Statements of Cash Flows for the three years ended August 31, 2001

         Notes to Consolidated Financial Statements


(b)      Reports on Form 8-K:

         On April 6, 2001, the Company filed a Form 8-K under Item 5 announcing that the Company repurchased 242,144 shares of its common stock for an aggregate of approximately $11.4 million in cash resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company repurchased these shares pursuant to its obligations under the Stock Purchase Agreement, as amended, relating to the Company's acquisition in March 2000 of the 49% minority interest in its Panamanian subsidiaries which previously had been owned by BB&M International Trading Group ("BB&M"). In exchange for BB&M's 49% interest, the Company issued to BB&M's principals 306,748 shares of the Company's common stock and agreed to redeem the shares issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M's principals. The Company has agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.


(c)      See Exhibit Index and Exhibits attached to this report

(d)      Financial Statement Schedules

         See "Schedule II: Valuation and Qualifying Accounts" attached to this report
                                       15

                                   SCHEDULE II

                                PRICESMART, INC.

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


                                         BALANCE AT          CHARGED TO                       BALANCE AT
                                         BEGINNING           COSTS AND                          END OF
                                         OF PERIOD           EXPENSES       DEDUCTIONS          PERIOD
                                         -----------      --------------    -----------      -------------
PROVISIONS FOR ASSET IMPAIRMENTS

Year ended August 31, 1999                   $  225               $   -         $  225  (1)             -
Year ended August 31, 2000                        -                   -              -                  -
Year ended August 31, 2001                        -                   -              -                  -

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended August 31, 1999                   $  414              $  305         $ (275) (2)        $  444
Year ended August 31, 2000                      444                 239           (642)                41
Year ended August 31, 2001                       41                 248           (231)                58


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


Dated: November 29, 2001                         PRICESMART, INC.

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


SIGNATURE                                         TITLE                                    DATE
/s/ ROBERT E. PRICE                         Chairman of the Board                      November 29, 2001
------------------------
Robert E. Price

/s/ GILBERT A. PARTIDA                      President and Chief                        November 29, 2001
------------------------                    Executive Officer
Gilbert A. Partida                          (Principal Executive
                                            Officer)

/s/ ALLAN C. YOUNGBERG                      Executive Vice President                   November 29, 2001
------------------------                    and Chief Financial Officer
Allan C. Youngberg                          (Principal Financial and
                                            Accounting Officer)

/s/ RAFAEL E. BARCENAS                      Director                                   November 29, 2001
------------------------
Rafael E. Barcenas

/s/ JAMES F. CAHILL                         Director                                   November 29, 2001
------------------------
James F. Cahill

/s/ MURRAY L. GALINSON                      Director                                   November 29, 2001
------------------------
Murray L. Galinson

/s/ KATHERINE L. HENSLEY                    Director                                   November 29, 2001
------------------------
Katherine L. Hensley

/s/ LEON C. JANKS                           Director                                   November 29, 2001
------------------------
Leon C. Janks

/s/ LAWRENCE B. KRAUSE                      Director                                   November 29, 2001
------------------------
Lawrence B. Krause

/s/ JACK MCGRORY                            Director                                   November 29, 2001
------------------------
Jack McGrory

/s/ EDGAR A. ZURCHER                        Director                                   November 29, 2001
------------------------
Edgar A. Zurcher

                                PRICESMART, INC.
                           EXHIBIT INDEX AND EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
--------                             -----------
3.1(1)            Amended and Restated Certificate of Incorporation of
                  PriceSmart, Inc.

3.2(1)            Amended and Restated Bylaws of PriceSmart, Inc.

10.1(1)           1997 Stock Option Plan of PriceSmart, Inc.

10.2(2)           Agreement Concerning Transfer of Certain Assets dated as of
                  November 1996 by and among Price Enterprises, Inc., Costco
                  Companies, Inc. and certain of their respective subsidiaries

10.3(a)(3)        Employment Agreement dated September 20, 1994 between Price
                  Enterprises, Inc. and Robert M. Gans

10.3(b)(4)        Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans

10.3(c)(1)        Fourth Amendment to Employment Agreement dated as of
                  September 2, 1997 between the Company and Robert M. Gans

10.3(d)(5)        Fifth Amendment to Employment Agreement dated as of March 31,
                  1999 between the Company and Robert M. Gans

10.3(e)(6)        Sixth Amendment to Employment Agreement dated as of November 22,
                  1999 between the Company and Robert M. Gans

10.3(f)(6)        Seventh Amendment to Employment Agreement dated as of July 18,
                  2000 between the Company and Robert M. Gans

10.3(g)(7)        Eighth Amendment to Employment Agreement dated as of September 26,
                  2001 between the Company and Robert M. Gans

10.3(h)(7)        Ninth Amendment to Employment Agreement dated as of October 16,
                  2001 between the Company and Robert M. Gans

10.4(8)           Tax Sharing Agreement dated as of August 26, 1997 between the
                  Company and Price Enterprises, Inc.

10.5(9)           Form of Indemnity Agreement

10.6(1)           Assignment and Assumption of Employment Agreement dated August
                  29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(10)       Employment Agreement dated December 15, 1997 between the
                  Company and Gilbert A. Partida

10.7(b)(6)        First Amendment of Employment Agreement between PriceSmart, Inc.
                  and Gilbert A. Partida, dated November 22, 1999

10.7(c)(11)       Second Amendment of Employment Agreement between PriceSmart,
                  Inc. and Gilbert A. Partida, dated January 10, 2000

10.7(d)(7)        Third Amendment of Employment Agreement between PriceSmart,
                  Inc. and Gilbert A. Partida, dated October 16, 2001

10.8(a)(12)       Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin

10.8(b)(13)       First Amendment to Employment Agreement between the Company and
                  Thomas D. Martin, dated March 31, 1999

10.8(c)(6)        Second Amendment of Employment Agreement between the
                  Company and Thomas D. Martin, dated November 22, 1999

10.8(d)(11)       Third Amendment of Employment Agreement between PriceSmart,
                  Inc. and Thomas Martin dated January 11, 2000

10.8(e)(14)       Fourth Amendment of Employment Agreement between PriceSmart,
                  Inc. and Thomas Martin dated January 24, 2001

10.8(f)(7)        Fifth Amendment of Employment Agreement between PriceSmart,
                  Inc. and Thomas Martin dated October 16, 2001

10.9(12) Employment Agreement dated August 19, 1998 between the Company and Kurt A. May

10.9(a)(6)        First Amendment of Employment Agreement between the Company and Kurt A. May dated November 22, 1999.

10.9(b)(6)        Second Amendment of Employment Agreement between the Company and Kurt A. May dated July 18, 2000.

10.10(12)         Members' Agreement dated September 14, 1998 between the
                  Company and PSMT Caribe, Inc.

10.11(a)(15)      Promissory Note (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and dates of Pledge
                  Agreements)

10.11(b)(16)      First Amendment to Promissory Note between the Company and
                  Kevin C. Breen, dated June 1, 1999

10.11(c)(16)      First Amendment to Promissory Note between the Company and Ron
                  deHarte, dated June 1, 1999

10.11(d)(16)      First Amendment to Promissory Note between the Company and
                  Brud Drachman, dated June 1, 1999

10.11(e)(16)      First Amendment to Promissory Note between the Company and
                  Thomas D. Martin, dated June 1, 1999

10.11(f)(16)      First Amendment to Promissory Note between the Company and
                  Kurt A. May, dated June 1, 1999

10.11(g)(16)      First Amendment to Promissory Note between the Company and
                  Bill Naylon, dated June 1, 1999

10.11(h)(16)      First Amendment to Promissory Note between the Company and Ed
                  Oats, dated June 1, 1999

10.11(i)(16)      Promissory Note between the Company and Allan C. Youngberg, dated July 27, 1999

10.12(a)(17)      Pledge Agreement (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and number of pledged shares)

10.12(b)(16)      Pledge Agreement between the Company and Allan C. Youngberg, dated July 27, 1999

10.13(18)         1998 Equity Participation Plan of PriceSmart, Inc.

10.14(a)(16)      Employment Agreement dated as of July 23, 1999 between the
                  Company and Allan C. Youngberg

10.14(b)(16)      First Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated July 26, 1999

10.14(c)(7)       Second Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated September 26, 2001

10.14(d)(7)       Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated October 16, 2001

10.15(a)(16)      Employment Agreement dated as of March 31, 1998 between the
                  Company and K.C. Breen

10.15(b)(16)      First Amendment of Employment Agreement between the Company and K.C. Breen, dated March 31, 1999

10.15(c)(16)      Second Amendment of Employment Agreement between the Company and K.C. Breen, dated October 1, 1999

10.15(d)(16)      Third Amendment of Employment Agreement between the Company and K.C. Breen, dated January 11, 2000

10.15(e)(14)      Fourth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 24, 2001

10.15(f)(7)       Fifth Amendment of Employment Agreement between the Company and K.C. Breen, dated October 16, 2001

10.16(16)         Trademark Agreement between the Company and Associated
                  Wholesale Grocers, Inc., dated August 1, 1999

10.17(11)         Loan agreement by and between CitiBank and PRICSMARLANDCO,
                  S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc.
                  Pricesmart, Inc., P.S.C., S.A., and Venture Services, Inc.
                  dated October 12, 1999 for $5.9 million.

10.18(11)         Line of credit between Bank of America and PriceSmart, Inc.
                  dated January 10, 2000 for $8.0 million.

10.19(11)         Loan agreement by and between CitiBank, N.A. and Imobiliaria
                  PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de
                  C.V., PSMT Caribe, Inc., PriceSmart, Inc., P.S.C., S.A., and
                  Venture Services, Inc. dated December 21, 1999 for $5.0
                  million

10.20(a)(11)      Loan agreement by and between The Chase Manhattan Bank and
                  PriceSmart, Inc. and PB Real Estate, S.A. dated December 20,
                  1999 for $11.3 million (in Spanish)

10.20(b)(11)      Loan agreement by and between The Chase Manhattan Bank and
                  PriceSmart, Inc. and PB Real Estate, S.A. dated December 20,
                  1999 for $11.3 million (in English).

10.21(a)(11)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0
                  million (in Spanish).

10.21(b)(11)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.21(c)(11)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).

10.21(d)(11)      Line of Credit for 180 days between Banco Nacional de Credito,
                  S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.22(a)(11)      Line of Credit for 180 days between Banco Del Progresso, S.A.
                  and PriceSmart Dominicana, S.A. dated December 23, 1999 for
                  $2.0 million (in Spanish).

10.22(b)(11)      Line of Credit for 180 days between Banco Del Progresso and
                  PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.23(a)(11)      Loan agreement by and between Commercial International Bank &
                  Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated
                  February 4, 2000 for $3.9 million (in Spanish).

10.23(b)(11)      Loan agreement by and between Commercial International Bank &
                  Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated
                  February 4, 2000 for $3.9 million (in English).

10.24(a)(11)      Loan agreement by and between Banco Nacional de Credito, S.A.
                  and PriceSmart Dominicana, S.A. dated February 22, 2000 for
                  $4.2 million (in Spanish).

10.24(b)(11)      Loan agreement by and between Banco Nacional de Credito, S.A.
                  and PriceSmart Dominicana, S.A. dated February 22, 2000 for
                  $4.2 million (in English).

10.25(11)         Loan agreement by and between CitiBank, N.A. and Inmobiliaria
                  PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.26(11)         Loan agreement by and between Banco Dominicano del Progreso,
                  S.A., Inmobiliaria PriceSmart, S.A. and PriceSmart Dominicana,
                  S.A. dated March 10, 2000 for $7.0 million.

10.27(a)(11)      Agreement to acquire sole ownership of the Panama PriceSmart business dated March 22, 2000 between the Company and BB&M
                  International Trading Group.

10.27(b)(6)       Registration Rights Agreement dated as of March 15, 2000 by and among PriceSmart, Inc. and BB&M International Trading
                  Group.

10.28(11)         Loan agreement by and between Banco Bilbao Vizcaya, S.A. and
                  PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.29(19)         Promissory Note with Banco Bilbao Vizcaya, S.A. and
                  Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April
                  26, 2000 for $3.750 million.

10.30(a)(6)       Stock Purchase Agreement dated as of June 5, 2000 by and among
                  PriceSmart, Inc., PSC, S.A. and the Shareholders of PSC, S.A.

10.30(b)(6)       Registration Rights Agreement dated as of June 5, 2000 by and among PriceSmart, Inc and the Shareholders of PSC, S.A.

10.31(6) Promissory Note between the Company and John Hildebrandt, dated April 18, 2000

10.32(6)          Loan agreement by and between Royal Merchant Bank and Finance
                  Company Limited and PSMT Trinidad/Tobago Limited dated June
                  21, 2000 for $3.5 million.

10.33(14)         Master Agreement between PriceSmart, Inc. and Payless ShoeSource
                  Holdings, Ltd., dated November 27, 2000.

10.34(14)         Licensee Agreement - PRC Technology License Agreement, as
                  amended, between PriceSmart, Inc. and Novont Holdings Co., LTD.
                  and Novont Inc., dba Timetone International Group and Cheng
                  Cheng Import Export Co., Ltd., dated February 28, 2001.

10.35(a)(14)      Loan Agreement by and between CitiBank, N.A. and PriceSmart
                  (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in
                  Spanish).

10.35(b)(14)      Loan Agreement by and between CitiBank, N.A. and PriceSmart
                  (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in
                  English).

10.36(14)         Loan Agreement among PriceSmart, Inc., PSMT Caribe, Inc., PSMT
                  Trinidad / Tobago Limited, and International Finance
                  Corporation, dated January 26, 2001 for $22.0 million.

10.37(14)         Loan Agreement among PriceSmart, Inc., PSMT Caribe, Inc., PSMT
                  Trinidad / Tobago Limited, and International Finance
                  Corporation, dated January 26, 2001 for $10.0 million.

10.38(14)         Escrow Account Agreement among PriceSmart, Inc., International
                  Finance Corporation and The Bank of New York, dated
                  January 26, 2001 for $7.5 million.

10.39(20)         Common Stock Purchase Agreement entered into as of April 19,
                  2001 by and among PriceSmart, Inc., Whiffletree Partners L.P.
                  and Benchmark Partners.

10.40(20)         Common Stock Purchase Agreement entered into as of April 20,
                  2001 by and among PriceSmart, Inc., Caxton International
                  Limited, Caxton Equity Growth (BVI) Ltd. and Caxton Equity
                  Growth LLC.

10.41(7)          Loan Agreement among PriceSmart, Inc., PSMT Caribe, Inc.,
                  Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas
                  Private Investment Corporation, dated August 17, 2001 for $5 million.

10.42(a)(7)       Employment Agreement between the Company and William Naylon, dated as of February 1, 2000

10.42(b)(7)       First Amendment to Employment Agreement between the Company and William Naylon, dated as of January 24, 2001

10.42(c)(7)       Second Amendment to Employment Agreement between the Company and William Naylon, dated as of October 16, 2001

10.43(a)(7)       Employment Agreement between the Company and John D.
                  Hildebrandt, dated as of June 1, 2001

10.43(b)(7)       First Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001


10.44(7) Loan Agreement among Banco Popular de Puerto Rico, PSMT LLC and PriceSmart, Inc., dated September 7, 2001 for $2 million

10.45(7)          Continuing Guaranty by PriceSmart, Inc. to Banco de Puerto
                  Rico, date September 7, 2001 for $2 million

10.46(7)          Loan Agreement between Metropolitan Bank and Trust Company and
                  PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.47(7)          DSR Agreement among PriceSmart, Inc., The Bank of New York, and Overseas Private Investment Corporation, dated August 17,
                  2001

11.1(7)           Computation of Net Income (Loss) Per Common Share (Basic and
                  Diluted)

13.1(7) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 2001

21.1(7)           Subsidiaries of PriceSmart, Inc.

23.1(7)           Consent of Ernst & Young LLP, Independent Auditors

----------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2) Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(3)      Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the

         Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(4) Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(5) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(7)      Filed herewith.

(8) Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(9) Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(10) Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(13) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(15) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(17) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(18) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(20) Incorporated by reference to the Company's Registration Statement on Form S-3 filed with the Commission on May 11, 2001