Form 10-K/A
period 2001-08-31
PRICESMART INC
filed 2002-01-10
CIK 1041803

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

The following items of PriceSmart, Inc.'s Annual Report on Form 10-K for the fiscal year ended August 31, 2001 are hereby amended. Each such item is set forth in its entirety, as amended.

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

THE COMPANY IS ENGAGED IN LITIGATION WITH ITS FORMER LICENSEE IN THE PHILIPPINES THAT QUESTIONS THE COMPANY'S RIGHT TO OPERATE WAREHOUSE STORES THERE. On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse." On June 15, 2001 the joint venture was served with a complaint filed by a former Company licensee whose license was terminated by the Company in 1998. The complaint alleges that the license was inappropriately terminated and that the former licensee therefore maintains the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines. On June 15 the joint venture was also served with a temporary restraining order issued in that action, requiring that the Company cease its operations in the Philippines. The Company closed the warehouse in accordance with the temporary restraining order, but reopened on June 19, 2001 after the Philippine Court of Appeals issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The joint venture then appealed to the Court of Appeals to dismiss or stay the lawsuit pending binding arbitration in Sydney, Australia, pursuant to a contractual arbitration clause previously agreed to by the parties. On December 21, 2001, the Court of Appeals issued its ruling, ordering any further litigation in the Philippines to cease pending the outcome of the arbitration in Australia.

On December 27, 2001, the former licensee filed a second complaint and motion for preliminary injunction in the United States District Court for the Southern District of California. In this separate lawsuit, the former licensee is asking the Court to enjoin the Company from opening additional stores in the Philippines until the arbitration in Australia is concluded. A hearing of the former licensee's motion for preliminary injunction has been set for February 4, 2002.

The Company maintains that the factual allegations and legal claims asserted in these complaints are without merit and intends to defend them vigorously. Nevertheless, adverse rulings by the U.S. courts, the Philippine courts or in the arbitration proceedings may suspend or shut-down current operations or delay or prevent future openings in the Philippines.





                                     PART II

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


Dated: January 10, 2002                          PRICESMART, INC.

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

10.45(7)          Continuing Guaranty by PriceSmart, Inc. to Banco de Puerto
                  Rico, date September 7, 2001 for $2 million

10.46(7)          Loan Agreement between Metropolitan Bank and Trust Company and
                  PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.47(7)          DSR Agreement among PriceSmart, Inc., The Bank of New York, and Overseas Private Investment Corporation, dated August 17,
                  2001

11.1(7)           Computation of Net Income (Loss) Per Common Share (Basic and
                  Diluted)

13.1(21) Portions of the Company's Annual Report to Stockholders for the year ended August 31, 2001

21.1(7)           Subsidiaries of PriceSmart, Inc.

23.1(21)           Consent of Ernst & Young LLP, Independent Auditors

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

(7)      Previously filed.

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

(21)     Filed herewith.