Form 10-Q
period 2001-11-30
PRICESMART INC
filed 2002-01-14
CIK 1041803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2001
Or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER 0-22793

PriceSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4649 Morena Boulevard San Diego, California 92117 (Address of principal executive offices)
(858) 581-4530 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

    The registrant had 6,297,421 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2001.

PRICESMART, INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

		Page
ITEM 1	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets	11
	Condensed Consolidated Statements of Operations	12
	Condensed Consolidated Statements of Cash Flows	13
	Condensed Consolidated Statements of Stockholders' Equity	14
	Notes to Condensed Consolidated Financial Statements	15
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	8
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	8
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	8
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
ITEM 5.	OTHER INFORMATION	8
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	9

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of November 30, 2001, the condensed consolidated balance sheet as of August 31, 2001, and the unaudited condensed consolidated statements of operations and cash flows for the three months ended November 30, 2001 and November 30, 2000 and statements of stockholders' equity for the three months ended November 30, 2001. are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This quarterly report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", "scheduled", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, including the imposition of governmental controls and general political, economic and business conditions; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; substantial control of our voting stock by a few of our stockholders may make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; and the Company is engaged in litigation in the Philippines which questions the Company's rights to operate warehouse stores there; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2001.

    The following discussion and analysis compares the results of operations for the quarter ended November 30, 2001 (fiscal 2002) and November 30, 2000 (fiscal 2001), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

    As of November 30, 2001, the Company had twenty-three warehouse stores in operation in eleven countries (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador, Honduras and the Philippines and one each in Aruba, Barbados, Trinidad and the U.S. Virgin Islands) of which the Company owns at least a majority interest. The Company currently anticipates opening between four to six additional new warehouses in fiscal 2002 (one of which was opened in the Philippines in November 2001 and one of which was opened in Trinidad in December 2001). The Company currently anticipates opening two additional warehouses, one in Guam and one in the Philippines in March and April 2002, respectively.

    In the fourth quarter of fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras. Results from operations of the minority interests have been included, based on sole ownership, in the financial results of the Company since the date of the transactions.

    During the first quarter of fiscal 2002, the Company opened one new US-style membership shopping warehouse in Pasig City, Philippines on November 8, 2001, bringing the total number of warehouse stores in operation to twenty-three as of November 30, 2001. During the first quarter of fiscal 2001, the Company opened one new US-style membership shopping warehouse, bringing the total number of warehouse stores in operation to seventeen as of November 30, 2000. Also, there were ten warehouse stores in operation (nine in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the first quarter of fiscal 2002, versus six licensed warehouse stores (five in China and one in Saipan, Micronesia) at the end of the first quarter of fiscal 2001.

    The Company seeks to establish significant market share in metropolitan areas in emerging market countries by rapidly saturating these areas with second and third stores. Comparable warehouse sales were 1.4% higher for the first quarter of fiscal 2002 over the comparable period of last year. The average life of the 23 and 17 warehouses in operation at the end of November 30, 2001 and 2000 was 20 and 14 months, respectively.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

    Net warehouse sales increased 35.6% to $142.8 million in the first quarter of fiscal 2002, from $105.3 million in the first quarter of fiscal 2001. The increase is primarily attributable to the opening of six new warehouses since the end of the first quarter of fiscal 2001, and an increase in comparable warehouse sales.

    The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first quarter of fiscal 2002 increased to 14.6% from 13.8% in the first quarter of fiscal 2001. The increase in gross profit margins of eighty basis points is primarily from higher margin Caribbean markets in Aruba, Barbados, Trinidad and the U.S. Virgin Islands of twenty-eight basis points which were not in operation in the prior year's first quarter, shrink loss declining by thirty basis points and the remainder from increased purchasing power resulting in lower costs.

    Export sales represent U.S. merchandise exported to the Company's licensee warehouses operating in Asia. Export sales in the first quarter of fiscal 2002 were $429,000 compared to none in the first quarter of fiscal 2001. As the Company continues to expand into the Asian region with majority owned and operated stores, associated export sales to its licensees in Asia are also anticipated to increase and currently the Company expects export sales to be $1.5 million in fiscal 2002. The gross margin percentage on export sales was 3.5% in the first quarter of fiscal 2002, and is based on the varying agreements with licensees and the type of merchandise sourced. Historically, export gross margin percentages have not exceeded 4%.

    Membership fees and other revenue, including royalties earned from licensees, increased to $4.4 million in the first quarter of fiscal 2002 from $3.2 million in the first quarter of fiscal 2001. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $3.4 million, or 2.3% of net warehouse sales, in the first quarter of fiscal 2002 from $2.7 million, or 2.6% of net warehouse sales, in the first quarter of fiscal 2001. The increase in amounts between quarters was primarily a result of the six new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 548,000 from 425,000, or an increase of 29%, and increases in rental and advertising revenues.

    Warehouse operating expenses increased to $16.8 million, or 11.8% of net warehouse sales, in the first quarter of fiscal 2002 from $11.3 million, or 10.7% of net warehouse sales, in the first quarter of fiscal 2001. The increase in warehouse operating expenses is attributable to the six new warehouses opened since the first quarter of fiscal 2001. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs in the Caribbean markets in Aruba, Barbados, Trinidad and the U.S. Virgin Islands and the higher costs realized during the first year from these operations.

    General and administrative expenses were $4.4 million, or 3.1% of net warehouse sales, in the first quarter of fiscal 2002 compared with $4.3 million, or 4.1% of net warehouse sales, in the first quarter of fiscal 2001. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in comparable warehouse sales noted above. General and administrative expenses are anticipated to remain relatively constant for the remainder of fiscal 2002.

    Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $848,000 in the first quarter of fiscal 2002 from $477,000 in the first quarter of fiscal 2001. Although the Company had one warehouse opening in both fiscal quarters presented, the pre-opening costs associated with the warehouse opening in Trinidad subsequent to the end of the quarter on December 5, 2001 were primarily expensed in the first quarter.

    Interest income reflects earnings primarily on cash and cash equivalents and certain secured notes receivables from buyers of formerly owned properties. Interest income was $792,000 in the first quarter of fiscal 2002 compared to $831,000 in the first quarter of fiscal 2001. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

    Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $2.3 million in the first quarter of fiscal 2002 compared with $2.0 million in the first quarter of fiscal 2001. The increase is attributable to an increase in the amount of debt held by the Company between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Also, interest expense has been slightly offset by a reduction in prime lending rates between periods presented.

    In the first quarter of fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $1.1 million, of which the Company's share was $781,000.

    Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

    The Company recorded an income tax provision of $242,000 and income tax benefit of $114,000 for the three months ended November 30, 2001 and 2000, respectively. Beginning in fiscal 2001, due to the Company's rapid expansion in fiscal 2000 within existing markets and new markets and the positive impact on its earnings, management reassessed, based on both positive and negative evidence, valuation allowances previously established against certain foreign net deferred tax assets. The provision for income taxes in the first quarter of fiscal 2002 has been offset by individual foreign tax benefits, accounting for the effective rate of 18%, because the Company believes the benefit of this loss will be realized in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are the financing of land, construction and equipment costs associated with new warehouse stores, plus the cost of pre-opening and working capital requirements.

    Net cash flows provided by (used in) operating activities was $(2.4) million and $332,000 in the first quarters of fiscal 2002 and 2001, respectively. The change is primarily a result of increased operating profitability in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. However, building inventories, net of accounts payables, have increased accordingly due to the additional warehouses in the first quarter of fiscal 2002 (one opening subsequent to the end of the quarter on December 5, 2001) compared to one in the prior year's first quarter, resulting in more cash used in operating activities in the first quarter of 2002.

    Net cash used in investing activities was $12.3 million and $2.7 million in the first quarters of fiscal 2002 and 2001, respectively, and relate primarily to additions to property and equipment for new warehouses. In the first quarter of fiscal 2002, the Company opened one warehouse, with a second opening subsequent to the quarter end, compared to one warehouse opening in the first quarter of fiscal 2001 and none in the second quarter of fiscal 2001, accounted for the increase in additions to property and equipment between periods presented. In the first quarter of fiscal 2001, the Company sold excess real estate surrounding certain warehouse properties and had none in the first quarter of fiscal 2002.

    Net cash provided by financing activities was $8.3 million and $3.8 million in the first quarters fiscal 2002 and 2001, respectively. The increase between years is primarily attributable to an increase in net bank borrowings of $3.7 million.

    In fiscal 2002, the Company's current intention is to spend an aggregate amount of between $30 million to $44 million for land, building and equipment for four to six new warehouses (one of which opened during the quarter and another was opened subsequent to the quarter). Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to increase bank borrowings between $20 million to $27 million during fiscal 2002, depending on the number of stores opened, and to use these proceeds, as well as excess cash and cash generated from existing operations, to finance these expenditures.

    The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2001, the Company had a total of twenty-three warehouses operating in eleven foreign countries. Eighteen of the twenty-three warehouses operate under foreign currencies other than the U.S. dollar. For the quarter ended November 30, 2001, approximately 74% of the Company's net warehouse sales were in foreign currencies.

    The Company plans to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. However, there can be no assurance that the Company will not experience a materially adverse effect on the Company's business, financial condition, operating results, cash flow or liquidity, as a result of the economic and political risks of conducting an international merchandising business.

    Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $1.8 million and $962,000 as of November 30, 2001 and August 31, 2001, respectively.

    Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. PriceSmart transacts business primarily in various Central American and Caribbean foreign currencies. The Company, at times, enters into non deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and no physical exchange of currency occurs at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight line basis over the term of the NDF, and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivable or liability with counterparties to the NDFs is recorded in the consolidated balance sheet. If the NDFs were recorded based on a mark-to-market basis, the effect would be immaterial for all periods presented. In addition, all NDFs entered into for the periods presented did not, individually or in the aggregate, result in a material gain or loss upon settlement. Although, the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the NDFs are designated as hedges. As of November 30, 2001, the Company had $2.5 million NDFs outstanding which expired on December 14, 2001. The Company may continue to purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the three months ended November 30, 2001 and 2000 (including the cost of the NDFs), were $296,000 and $404,000, respectively.

    The Company is also exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company's pretax net income by approximately $900,000 on an annualized basis.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims (other than disclosed below) that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity

    The Company is engaged in litigation with its former licensee in the Philippines that questions the Company's right to operate warehouse stores there. On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse." On June 15, 2001 the joint venture was served with a complaint filed by a former Company licensee whose license was terminated by the Company in 1998. The complaint alleges that the license was inappropriately terminated and that the former licensee therefore maintains the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines. On June 15 the joint venture was also served with a temporary restraining order issued in that action, requiring that the Company cease its operations in the Philippines. The Company closed the warehouse in accordance with the temporary restraining order, but reopened on June 19, 2001 after the Philippine Court of Appeals issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The joint venture then requested the Court of Appeals to dismiss or stay the lawsuit pending binding arbitration in Sydney, Australia, pursuant to a contractual arbitration clause previously agreed to by the parties. On December 21, 2001, the Court of Appeals issued its ruling, ordering any further litigation in the Philippines to cease, pending the outcome of the arbitration in Australia.

    On December 27, 2001, the former licensee filed a second complaint and motion for preliminary injunction in the United States District Court for the Southern District of California. In this separate lawsuit, the former licensee is asking the Court to enjoin the Company from assisting the joint venture with the operation of the business or selling merchandise to the joint venture until the arbitration in Australia is concluded. A hearing of the former licensee's motion for preliminary injunction has been set for February 4, 2002.

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
  Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PriceSmart, Inc.
Date: January 14, 2002	/s/ GILBERT A. PARTIDA Gilbert A. Partida President and Chief Executive Officer
Date: January 14, 2002	/s/ ALLAN C. YOUNGBERG Allan C. Youngberg Executive Vice President, Chief Financial Officer

PRICESMART, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	November 30, 2001	August 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,893	$26,280
Receivables, net of allowance for doubtful accounts of $154 and $58 in November 30, 2001 and August 31, 2001, respectively	7,965	6,134
Merchandise inventories	89,501	71,297
Prepaid expenses and other current assets	4,431	6,249
Property held for sale	726	726

Total current assets	121,516	110,686
Restricted cash	24,255	24,207
Property and equipment, net	172,835	163,200
Goodwill, net	20,128	20,128
Deferred tax asset	2,342	2,357
Notes receivable and other	3,713	3,502

TOTAL ASSETS	$344,789	$324,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,520	$22,205
Accounts payable	75,547	60,789
Accrued salaries and benefits	4,448	3,551
Deferred membership income	4,374	4,371
Other accrued expenses	4,917	8,716
Long-term debt, current portion	6,635	6,842

Total current liabilities	121,441	106,474
Long-term debt, net of current portion	82,603	79,303

Total liabilities	204,044	185,777
Minority interest	9,333	8,193
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 15,000,000 shares authorized, 6,916,777 and 6,928,690 shares issued and outstanding at November 30, 2001 and August 31, 2001, respectively	1	1
Additional paid-in capital	150,329	150,906
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(254)	(307)
Accumulated other comprehensive loss	(1,833)	(962)
Accumulated deficit	(1,801)	(2,924)
Less: Treasury stock at cost, 627,859 and 697,167 shares at November 30, 2001 and August 31, 2001, respectively	(14,261)	(15,835)

Total stockholders' equity	131,412	130,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344,789	$324,080

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2001	2000
Revenues:
Sales:
Net warehouse	$142,751	$105,253
Export	429	—
Membership fees and other income	4,368	3,153

Total revenues	147,548	108,406

Expenses:
Cost of goods sold:
Net warehouse	121,874	90,715
Export	414	—
Selling, general and administrative:
Warehouse operations	16,836	11,278
General and administrative	4,381	4,323
Goodwill amortization	—	242
Pre-opening expenses	848	477

Total expenses	144,353	107,035

Operating income	3,195	1,371

Other income (expense):
Interest income	792	831
Interest expense	(2,341)	(1,978)
Other	(20)	—
Gain on sale of real estate	—	781
Minority interest	(261)	(273)

Total other expense	(1,830)	(639)

Income before provision (benefit) for income taxes	1,365	732
Provision (benefit) for income taxes	242	(114)

Net income	$1,123	$846

Earnings per share:
Basic	$0.18	$0.14

Diluted	$0.17	$0.13

Shares used in per share computation:
Basic	6,257	6,264
Diluted	6,577	6,732

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2001	2000
OPERATING ACTIVITIES
Net income	$1,123	$846
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,658	1,986
Goodwill amortization	—	242
Allowance for doubtful accounts	96	6
Gain on sale of real estate	—	(1,128)
Income tax provision (benefit)	242	(114)
Minority interest	261	620
Compensation expense recognized for stock options	53	93
Change in operating assets and liabilities:
Restricted cash	(48)	(1,127)
Inventories and other assets	(18,426)	(14,018)
Accounts payable and other liabilities	11,617	12,893
Other	—	33

Net cash flows provided by (used in) operating activities	(2,424)	332
INVESTING ACTIVITIES
Additions to property and equipment	(12,293)	(6,340)
Payment (disbursement) of notes receivable	(83)	786
Proceeds from sale of real estate	—	2,896

Net cash flows used in investing activities	(12,376)	(2,658)
FINANCING ACTIVITIES
Proceeds from bank borrowings	58,334	2,735
Repayments of bank borrowings	(51,926)	—
Contributions by minority interest shareholders	879	688
Proceeds from exercise of stock options	997	383

Net cash flows provided by financing activities	8,284	3,806
Effect of exchange rate changes on cash and cash equivalents	(871)	52

Net increase (decrease) in cash and cash equivalents	(7,387)	1,532
Cash and equivalents at the beginning of period	26,280	24,503

Cash and equivalents at the end of period	$18,893	$26,035

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$956	$1,723
Income taxes	$—	$—

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock							Less: Treasury Stock
			Additional Paid-in Capital	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss	Accumulated deficit			Total Stockholders' Equity
	Shares	Amount						Shares	Amount
Balance at August 31, 2001	6,929	$1	$150,906	$(769)	$(307)	$(962)	$(2,924)	697	$(15,835)	$130,110
Exercise of stock options	8	—	(120)	—	—	—	—	(49)	1,117	997
Reissuance of stock in exchange for minority interest	(20)	—	(457)	—	—	—	—	(20)	457	—
Amortization of deferred compensation	—	—	—	—	53	—	—	—	—	53
Net income	—	—	—	—	—	—	1,123	—	—	1,123
Translation adjustment	—	—	—	—	—	(871)	—	—	—	(871)
Comprehensive income	—	—	—	—	—	—	—	—	—	252

Balance at November 30, 2001	6,917	$1	$150,329	$(769)	$(254)	$(1,833)	$(1,801)	628	$(14,261)	$131,412

See accompanying notes.

PRICESMART, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2001

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

    PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2001, the Company had twenty-three warehouse stores in operation in eleven countries (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador, Honduras and the Philippines and one each in Aruba, Barbados, Trinidad and the U.S. Virgin Islands) of which the Company owns at least a majority interest. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad (see Note 7). In addition, there were ten warehouse stores in operation (nine in China and one in Saipan, Micronesia) licensed to and operated by local business people as of November 30, 2001.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION:  The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 2001 filed on Form 10-K.

	Ownership	Basis of Presentation
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart US Virgin Islands	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad (see Note 7)	90.0%	Consolidated
PriceSmart Aruba	60.0%	Consolidated
PriceSmart Barbados	51.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

    REVENUE RECOGNITION:  The Company recognizes sales revenue when title passes to the customer. Membership fee income represents annual membership fees paid by the Company's warehouse members, which are recognized over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

    FOREIGN CURRENCY TRANSLATION:  In accordance with SFAS No. 52 "Foreign Currency Translation", the assets and liabilities of the Company's foreign operations are translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive income.

    BUSINESS COMBINATIONS:  For business combinations accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS:  In fiscal 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statements No. 133 ("SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

    ACCOUNTING PRONOUNCEMENTS:  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.1 million for the fiscal year ending August 31, 2002. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    Accounting for the Impairment or Disposal of Long-Lived Assets—Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in August 2001 and will become effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated upon the adoption of this Statement. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.

    RECLASSIFICATIONS:  Certain prior period interim condensed consolidated financial statement amounts have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (amounts in thousands):

	November 30, 2001	August 31, 2001
Land	$30,761	$30,232
Building and improvements	87,133	87,305
Fixtures and equipment	62,425	56,135
Construction in progress	13,042	7,396

	193,361	181,068
Less: accumulated depreciation	(20,526)	(17,868)

Property and equipment, net	$172,835	$163,200

    Building and improvements includes interest costs capitalized of $127,000 and $730,000 for the three and twelve months ended November 30, 2001 and August 31, 2001, respectively.

NOTE 4—EARNINGS PER SHARE

    Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (amounts in thousands, except per share data):

	Three Months Ended November 30,
	2001	2000
Net income	$1,123	$846

Determination of shares:
Common shares outstanding	6,257	6,264
Assumed conversion of stock options	320	468

Diluted average common shares outstanding	6,577	6,732

Earnings per share:
Basic	$0.18	$0.14

Diluted	$0.17	$0.13

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

    The Company is engaged in litigation with its former licensee in the Philippines that questions the Company's right to operate warehouse stores there. On May 18, 2001, the Company opened its first warehouse in Manila, Philippines. The warehouse is operated (through a joint venture of which the Company is the majority owner) under the name of "S&R Price Membership Shopping Warehouse." On June 15, 2001 the joint venture was served with a complaint filed by a former Company licensee whose license was terminated by the Company in 1998. The complaint alleges that the license was inappropriately terminated and that the former licensee therefore maintains the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines. On June 15 the joint venture was also served with a temporary restraining order issued in that action, requiring that the Company cease its operations in the Philippines. The Company closed the warehouse in accordance with the temporary restraining order, but reopened on June 19, 2001 after the Philippine Court of Appeals issued its own temporary restraining order staying enforcement of the restraining order that had closed the warehouse. The trial court judge subsequently issued an order lifting the restraining order. The joint venture then requested the Court of Appeals to dismiss or stay the lawsuit pending binding arbitration in Sydney, Australia, pursuant to a contractual arbitration clause previously agreed to by the parties. On December 21, 2001, the Court of Appeals issued its ruling, ordering any further litigation in the Philippines to cease, pending the outcome of the arbitration in Australia.

    On December 27, 2001, the former licensee filed a second complaint and motion for preliminary injunction in the United States District Court for the Southern District of California. In this separate lawsuit, the former licensee is asking the Court to enjoin the Company from assisting the joint venture with the operation of the business or selling merchandise to the joint venture until the arbitration in Australia is concluded. A hearing of the former licensee's motion for preliminary injunction has been set for February 4, 2002.

    The Company maintains that the factual allegations and legal claims asserted in these complaints are without merit and intends to defend them vigorously. Nevertheless, adverse rulings by the U.S.

courts, the Philippine courts or in the arbitration proceedings may suspend or shut-down current operations or delay or prevent future openings in the Philippines.

NOTE 6—SHORT-TERM BORROWINGS AND DEBT

    As of November 30, 2001, the Company, through its majority or wholly owned subsidiaries, had $25.5 million outstanding in short-term bank borrowings through eleven separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically are renewed. As of November 30, 2001, the Company had drawn down the full amounts for eleven of the facilities and had availability of approximately $8 million under the twelfth.

    All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24 million as of November 30, 2001, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

    Under the terms of each of its note agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio, for which the Company obtained necessary waivers from the lender for the fiscal quarter ended November 30, 2001.

NOTE 7—ACQUISITION OF MINORITY INTEREST

    On July 24, 2001, the Company entered into agreements to acquire an additional 27.5% interest in the PriceSmart Trinidad majority owned subsidiary, which previously had been 62.5% owned by the Company. The purchase price of the 27.5% interest consisted of: (a) 20,115 shares of PriceSmart common stock; (b) a 9% interest in the PriceSmart Barbados subsidiary; (c) a 17.5% interest in the PriceSmart Jamaica subsidiary; (d) a promissory note of $314,000; (e) forgiveness of a note receivable due to the Company of $317,000 and (f) assumption of remaining contributions of $340,000 shown net of minority interest acquired. As a result of this additional interest acquired, the Company increased its guarantee proportionately for the outstanding long term debt related to the Trinidad operations. Results from operations of the acquired Trinidad minority interest have been included in the financial results of the Company since the date of the transactions.

    The acquisition was accounted for as purchases under Accounting Principles Board Opinion No. 16 (APB No. 16) and SFAS 141.

NOTE 8—FOREIGN CURRENCY INSTRUMENTS

    The Company transacts business primarily in various Central American and Caribbean foreign currencies. The Company, at times, enters into non deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and no physical exchange of currency occurs at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight line basis over the term of the NDF, and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivable or liability with counterparties to the NDFs is recorded in the consolidated balance sheet. If the NDFs were recorded based on a mark-to-market basis, the effect would be immaterial for all periods presented. In addition, all NDFs entered into for the periods presented did not, individually or in the aggregate, result in a material gain or loss upon settlement. Although, the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of the NDFs are designated as hedges. As of November 30, 2001 and August 31, 2001, the Company had $2.5 million and $2.0 million in NDFs outstanding, respectively.

NOTE 9—AMORTIZATION OF GOODWILL

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective September 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

    The Company's goodwill was $20.1 million as of November 30, 2001 and August 31, 2001 and is allocated as follows (amounts in thousands):

Goodwill:
Trinidad	$712
Panama	6,959
Caribe	13,678

21,349
Less: Accumulated amortization	(1,221)

Goodwill, net	20,128

    The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ended November 30, 2001. Subsequent impairment losses will be reflected in operating income in the statement of operations.

    Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income (amounts in thousands) and earnings per share would have been as follows:

	Three months ended November 30,
	2001	2000
Reported net income	$1,123	$846
Add back goodwill amortization, net of tax	—	242

Adjusted net income	$1,123	$1,088

Basic earnings per share:
Reported net income	$0.18	$0.14
Goodwill amortization, net of tax	—	0.03

Adjusted net income	$0.18	$0.17

Diluted earnings per share:
Reported net income	$0.17	$0.13
Goodwill amortization, net of tax	—	0.03

Adjusted net income	$0.17	$0.16

QuickLinks

PRICESMART, INC. INDEX TO FORM 10-Q PART I—FINANCIAL INFORMATION
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
PRICESMART, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED—AMOUNTS IN THOUSANDS)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
PRICESMART, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) November 30, 2001