Form 10-Q/A
period 2001-02-28
PRICESMART INC
filed 2002-02-14
CIK 1041803

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

Warehouse operating expenses increased to $12.1 million, or 10.0% of net warehouse sales, in the second quarter of fiscal 2001 from $7.8 million, or 10.3% of net warehouse sales, in the second quarter of fiscal 2000. The increase in warehouse operating expenses is attributable to the eight additional warehouses opened since the second quarter of fiscal 2000. Also, on January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena.
These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000, which have been reflected as a part of warehouse operating expenses. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives, offset by the earthquake expenses incurred.

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

Warehouse operating expenses increased to $23.4 million, or 10.3% of net warehouse sales, in the first half of fiscal 2001 from $13.7 million, or 10.9% of net warehouse sales, in the first half of fiscal 2000. The increase in warehouse operating expenses is attributable to the eight additional warehouses opened since the second quarter of fiscal 2000. Also, on January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena.
These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000, which have been reflected as a part of warehouse operating expenses. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.
The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives, offset by the earthquake expenses incurred.

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

                                PriceSmart, Inc.

Date: February 14, 2002         /s/ Gilbert A. Partida
                                ----------------------
                                    Gilbert A. Partida
                                    President and Chief Executive Officer


Date: February 14, 2002         /s/ Allan C. Youngberg
                                ----------------------
                                    Allan C. Youngberg
                                    Executive Vice President,
                                    Chief Financial Officer

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
                                                                   ==========               ==========

See accompanying notes.


                                PRICESMART, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    Three Months Ended                 Six Months Ended
                                             ---------------------------------  -------------------------------
                                               February 28,      February 29,     February 28,    February 29,
                                                  2001              2000              2001           2000
                                             ---------------   ---------------  --------------- ---------------
Revenues:
     Sales:
        Net warehouse                          $ 121,305       $   75,458       $ 226,558       $  125,940
        Export                                        --              146              --              421
     Membership fees and other                     3,405            1,963           6,558            3,341
     Travel program                                   --            2,384              --            3,964
                                             ---------------   ---------------  --------------- ---------------
Total revenues                                   124,710           79,951         233,116          133,666
                                             ---------------   ---------------  --------------- ---------------
Expenses:
     Cost of goods sold:
        Net warehouse                            103,592           66,131         194,307          110,170
        Export                                        --              139              --              405
     Selling, general and administrative:
        Warehouse operations                      12,072            7,842          23,350           13,709
        General and administrative                 4,388            4,384           8,711            8,463
     Travel program expenses                          --              394              --            1,520
     Goodwill amortization                           243               --             485               --
     Preopening expenses                             704              905           1,181            3,290
                                             ---------------   ---------------  --------------- ---------------
Total expenses                                   120,999           79,795         228,034          137,557
                                             ---------------   ---------------  --------------- ---------------
Operating income (loss)                            3,711              156           5,082           (3,891)

Other income (expense):
     Interest income                                 910              839           1,741            1,940
     Interest expense                             (1,906)            (506)         (3,884)            (817)
     Other income (expense)                           (9)              32              (9)            (156)
     Gain on sale of real estate                     648               --           1,776               --
     Minority interest                              (249)            (227)           (869)             449
                                             ---------------   ---------------  --------------- ---------------
Total other income (expense)                        (606)             138          (1,245)           1,416
                                             ---------------   ---------------  --------------- ---------------

Income (loss) before provision for
     income taxes                                  3,105              294           3,837           (2,475)
Provision for income taxes                           591               87             477               87
                                             ---------------   ---------------  --------------- ---------------
Net income (loss)                              $   2,514       $      207       $   3,360       $   (2,562)
                                             ===============   ===============  =============== ===============

Basic earnings (loss) per share                $      0.40     $      0.04      $     0.53      $     (0.50)

Diluted earnings (loss) per share              $      0.38     $      0.04      $     0.50      $     (0.50)

Shares used in computation (000's):
     Basic                                         6,323            5,114           6,293            5,100
     Diluted                                       6,696            5,734           6,716            5,100


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

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (dollars in thousands, except per share data):


                                                   Three Months Ended                Six Months Ended
                                             ------------------------------      ----------------------------
                                               February 28,    February 29,      February 28,   February 29,
                                                  2001            2000              2001           2000
                                             --------------   -------------      ------------   -------------
Net income (loss)                            $     2,514      $       207        $     3,360    $      (2,562)
                                             ==============   =============      ============   =============
Determination of shares (000's):
     Average common shares outstanding             6,323            5,114              6,293            5,100
     Assumed conversion of stock options             373              620                423               --
                                             --------------   -------------      ------------   -------------
Dilutive average common shares outstanding         6,696            5,734              6,716            5,100

Basic earnings (loss) per share              $      0.40      $      0.04        $      0.53    $       (0.50)

Dilutive earnings (loss) per share           $      0.38      $      0.04        $      0.50    $       (0.50)


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

PriceSmart, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)

NOTE 9 - OTHER

On January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000, which have been reflected as a part of warehouse operating expenses. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

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