Form 10-Q/A
period 2001-05-31
PRICESMART INC
filed 2002-02-14
CIK 1041803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        Warehouse operating expenses increased to $36.5 million, or 10.7% of net warehouse sales, for the nine months ended May 31, 2001 from $22.0 million, or 11.1% of net warehouse sales, for the nine months ended May 31, 2000. The increase in warehouse operating expenses is attributable to the nine new warehouses opened since the third quarter of fiscal 2000. Also, on January 13, 2001 an earthquake, and subsequent aftershocks, occurred in Central America that impacted most particularly El Salvador. The Company has two warehouses operating in El Salvador, in the cities of San Salvador and Santa Elena. These two facilities had no structural damage and each was reopened shortly after the initial earthquake. The total losses sustained, net of reimbursable insurance amounts totaled approximately $120,000, which have been reflected as a part of warehouse operating expenses. Net warehouse sales for the operations in El Salvador were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company. The decrease in operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses, general payroll savings and general operating cost reduction initiatives.

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

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED—DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Revenues:
Sales:
Net warehouse	$115,940	$72,605	$342,498	$198,545
Export	—	—	—	421
Membership fees and other	3,720	1,743	10,278	5,084
Travel program	—	—	—	3,964

Total revenues	119,660	74,348	352,776	208,014

Expenses:
Cost of goods sold:
Net warehouse	99,221	63,484	293,528	173,654
Export	—	—	—	405
Selling, general and administrative:
Warehouse operations	13,109	8,316	36,459	22,025
General and administrative	4,462	4,600	13,173	13,063
Travel program expenses	—	—	—	1,520
Goodwill amortization	252	44	737	44
Preopening expenses	2,171	1,679	3,352	4,969

Total expenses	119,215	78,123	347,249	215,680

Operating income (loss)	445	(3,775)	5,527	(7,666)
Other income (expense):
Interest income	721	759	2,462	2,699
Interest expense	(1,867)	(833)	(5,751)	(1,650)
Other income (expense)	(29)	77	(38)	(79)
Gain on sale:
Travel program (related party)	—	1,133	—	1,133
City Notes (related party)	—	3,948	—	3,948
Real estate	—	—	1,776	—
Minority interest	97	394	(772)	843

Total other income (expense)	(1,078)	5,478	(2,323)	6,894

Income (loss) before provision (benefit) for income taxes	(633)	1,703	3,204	(772)
Provision (benefit) for income taxes	(202)	—	275	87

Net income (loss)	$(431)	$1,703	$2,929	$(859)

Basic earnings (loss) per share	$(0.07)	$0.32	$0.47	$(0.17)
Diluted earnings (loss) per share	$(0.07)	$0.28	$0.44	$(0.17)
Shares used in computation (000's):
Basic	6,236	5,392	6,274	5,196
Diluted	6,236	5,987	6,691	5,196

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—DOLLARS IN THOUSANDS)

	Nine Months Ended May 31,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$2,929	$(859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,591	3,030
Goodwill amortization	737	44
Allowance for doubtful accounts	27	(227)
Gain on sale of city notes (related party)	—	(3,948)
Gain on sale of travel program (related party)	—	(1,133)
Gain on sale of real estate	(1,776)	—
Income tax provision	275	87
Minority interest	772	(843)
Compensation expense recognized for stock options	279	452
Change in operating assets and liabilities:
Restricted cash	(2,395)	2,695
Receivables and other assets	(28,401)	(20,768)
Accounts payable and other liabilities	15,668	4,119

Net cash flows used in operating activities	(5,294)	(17,351)
INVESTING ACTIVITIES:
Sale of marketable securities	—	12,174
Additions to property and equipment	(23,608)	(56,244)
Payments (disbursements) of notes receivable	3,729	(702)
Proceeds from sale of city notes (related party)	—	22,534
Proceeds from sale of travel program (related party)	—	1,500
Proceeds from sale of real estate	3,339	—
Proceeds from property held for sale	926	440
Panama acquisition—repurchase of common stock	(11,347)	—

Net cash flows used in investing activities	(26,961)	(20,298)
FINANCING ACTIVITIES:
Proceeds from debt	35,880	44,518
Repayments of debt	(10,565)	(707)
Contributions by minority interest shareholders	2,390	5,621
Proceeds from exercise of stock options	999	1,456
Sale of treasury stock	2,641	—
Notes receivable from stockholders, net	144	(48)

Net cash flows provided by financing activities	31,489	50,840
Effect of exchange rate changes on cash and cash equivalents	(131)	105

Net increase (decrease) in cash and cash equivalents	(897)	13,296
Cash and equivalents beginning of period	24,503	14,957

Cash and equivalents end of period	$23,606	$28,253

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (excludes amounts capitalized)	$5,429	$842
Income taxes	$193	$111

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

NOTE 4—EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options) except where the inclusion is antidilutive (dollars in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000
Net income (loss)	$(431)	$1,703	$2,929	$(859)

Determination of shares (000's):
Common shares outstanding	6,236	5,392	6,274	5,196
Assumed conversion of stock options	—	595	417	—

Dilutive average common shares outstanding	6,236	5,987	6,691	5,196
Basic earnings (loss) per share	$(0.07)	$0.32	$0.47	$(0.17)
Dilutive earnings (loss) per share	$(0.07)	$0.28	$0.44	$(0.17)

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

NOTE 9—OTHER

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