Form 10-K/A
period 2001-08-31
PRICESMART INC
filed 2002-02-14
CIK 1041803

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A
                                  Amendment No. 2

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

See Exhibit Index and Exhibits attached to this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 14, 2002                          PRICESMART, INC.

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