Form 10-Q
period 2002-02-28
PRICESMART INC
filed 2002-04-15
CIK 1041803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        The registrant had 6,383,915 shares of its common stock, par value $.0001 per share, outstanding at April 5, 2002.

PRICESMART, INC.

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets	15
	Condensed Consolidated Statements of Operations	16
	Condensed Consolidated Statements of Cash Flows	17
	Condensed Consolidated Statements of Shareholders' Equity	18
	Notes to Condensed Consolidated Financial Statements	19
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of February 28, 2002, the condensed consolidated balance sheet as of August 31, 2001, and the unaudited condensed consolidated statements of operations and cash flows for the three and six months ended February 28, 2002 and February 28, 2001 and statements of shareholders' equity for the six months ended February 28, 2002 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect," "believe," "will," "may," "should," "project," "estimate," "scheduled," and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, including the imposition of governmental controls and general political, economic and business conditions; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; substantial control of the Company's voting stock by a few of the Company's shareholders may make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; and the Company is subject to volatility in foreign currency exchange; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2001 as amended January 10, 2002 and February 14, 2002.

        The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2002 (fiscal 2002) and February 28, 2001 (fiscal 2001), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

        As of February 28, 2002, the Company had 24 warehouse stores in operation in ten countries and one U.S. territory (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, Trinidad and the Philippines and one each in Aruba, Barbados and the U.S. Virgin Islands), of which the Company owns at least a majority interest. Subsequent to February 28, 2002, the Company opened two additional warehouses, one in Guam and one in the Philippines.

        On January 17, 2002, the Company issued 20,000 shares of Series A Preferred Stock for $20 million with net proceeds of $19.9 million. Each share is convertible, at the holder's option, into one share of the Company's common stock at the conversion price of $37.50. The terms of the Series A Preferred Stock specify an annual cash dividend rate of 8.0%, payable quarterly in arrears (see "Note 10—Convertible Preferred Stock and Warrants" in the Notes to Condensed Consolidated Financial Statements included within).

        On January 15, 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. ("Gigante") to initially open four PriceSmart warehouse clubs in Mexico, the first two to open before the end of the calendar year. The Company and Gigante have each agreed to each contribute $20 million each and will each own 50% of the operations in Mexico, and will be accounted for under the equity method of accounting. Gigante also purchased 15,000 shares of the Series A Preferred Stock, for $15 million, and was also issued warrants to purchase 200,000 shares of the Company's common stock. At February 28, 2002, none of these warrants have been exercised.

        During the first six months of fiscal 2002, the Company opened two new US-style membership shopping warehouses (one in the first quarter and one in the second quarter), bringing the total number of warehouse stores in operation to 24 as of February 28, 2002. During the first six months of fiscal 2001, the Company opened one new US-style membership shopping warehouse, bringing the total number of warehouse stores in operation to 17 as of February 28, 2001. Also, there were ten warehouse stores in operation (nine in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the second quarter of fiscal 2002, versus six licensed warehouse stores (five in China and one in Saipan, Micronesia) at the end of the second quarter of fiscal 2001.

        In the fourth quarter of fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. Results from operations of the minority interests have been included, based on sole ownership, in the financial results of the Company since the date of the transaction.

        The Company seeks to establish significant market share in metropolitan areas in emerging market countries by rapidly saturating these areas with second and third warehouse locations. For the 13 and 26 weeks ended March 3, 2002, comparable warehouse sales increased 1.6% and 1.5%, respectively from the prior year's periods. Comparable warehouse sales during the second quarter and fiscal year-to-date were mitigated by new warehouse openings in existing metropolitan markets. The average life of the 24 and 17 warehouses in operation at the end of February 28, 2002 and 2001 was 22 and 16 months, respectively.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001

        Net warehouse sales increased 39.0% to $168.6 million in the second quarter of fiscal 2002, from $121.3 million in the second quarter of fiscal 2001. The increase is primarily attributable to the opening of seven new warehouses since the end of the second quarter of fiscal 2001, and an increase in comparable warehouse sales. The Company benefits from seasonal holiday sales in the second quarter of each fiscal year, primarily in the month of December.

        The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the second quarter of fiscal 2002 decreased to 14.4% from 14.6% in the second quarter of fiscal 2001. The decrease in gross profit margins of twenty basis points is primarily from a reduction in sales penetration in the Company's 17 warehouses operating in Latin America of higher margin U.S. non-food items over the prior period as members spent more on lower margin food items and necessities. This decrease was partially offset from higher margin Caribbean markets attained by the Company's five warehouses operating in Aruba, Barbados, Trinidad and the U.S. Virgin Islands, the majority of which were not in operation in the prior year second quarter.

        Export sales represent U.S. merchandise exported to the Company's licensee warehouses operating in Asia. Export sales in the second quarter of fiscal 2002 were $285,000 compared to none in the second quarter of fiscal 2001. As the Company continues to expand into the Asian region with majority-owned and operated stores, associated export sales to its licensees in Asia are also anticipated to increase and currently the Company expects export sales to be $1.5 million in fiscal 2002. The gross margin percentage on export sales was 1.8% in the second quarter of fiscal 2002, and is based on the varying agreements with licensees and the type of merchandise sourced. Historically, export gross margin percentages have not exceeded 4%.

        Membership fees and other revenue, including royalties earned from licensees, increased to $4.8 million in the second quarter of fiscal 2002 from $3.4 million in the second quarter of fiscal 2001. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $4.5 million, or 2.7% of net warehouse sales, in the second quarter of fiscal 2002 from $3.0 million, or 2.5% of net warehouse sales, in the second quarter of fiscal 2001. The increase in amounts between periods was primarily a result of the seven new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 537,000 from 448,000, or an increase of 20.0%, and increases in rental and advertising revenues.

        Warehouse operating expenses increased to $18.0 million, or 10.7% of net warehouse sales, in the second quarter of fiscal 2002 from $12.1 million, or 10.0% of net warehouse sales, in the second quarter of fiscal 2001. The increase in warehouse operating expenses is attributable to the seven new warehouses opened since the second quarter of fiscal 2001. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs realized in the first year of operations from the Caribbean and Philippine markets. As the Caribbean and Philippine markets mature, the Company expects to realize period-over-period efficiencies in these markets by fiscal year end, as in the Company's Latin American operations. In the prior year, the Company incurred approximately $120,000 in net losses related to an earthquake and subsequent aftershocks that occurred on January 13, 2001 in Central America impacting two warehouses operating in El Salvador. Net warehouse sales for the El Salvadorian operations were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

        General and administrative expenses were $4.2 million, or 2.5% of net warehouse sales, in the second quarter of fiscal 2002 compared with $4.4 million, or 3.6% of net warehouse sales, in the second quarter of fiscal 2001. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in comparable warehouse sales previously noted. General and administrative expenses are expected to remain relatively constant for the remainder of fiscal 2002.

        Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Licensee on February 15, 2002 (see "Note 5—Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included within).

        Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $742,000 in the second quarter of fiscal 2002 from $704,000 in the second quarter of fiscal 2001. The Company had one warehouse opening in the second quarter of fiscal 2002 with two openings subsequent to the quarter end, compared to none in second quarter 2001 with one opening subsequent to the quarter end.

        Interest income reflects earnings primarily on cash and cash equivalents and certain secured notes receivable from buyers of formerly owned properties. Interest income was $798,000 in the second quarter of fiscal 2002 compared to $910,000 in the second quarter of fiscal 2001. The change in interest income is due to the decrease in amounts of interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

        Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $2.3 million in the second quarter of fiscal 2002 from $1.9 million in the second quarter of fiscal 2001. The increase is attributable to an increase in the amount of debt held by the Company between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Also, interest expense has been slightly offset by a reduction in prime lending rates between periods presented.

        In the second quarter of fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $648,000, of which the Company's share was $505,000.

        Minority interest relates to an allocation of the joint venture income or losses to the minority interest shareholders' respective interests.

        The Company recorded income tax provisions of $854,000 (33% effective rate) and $591,000 (19% effective rate) for the three months ended February 28, 2002 and 2001, respectively. Beginning in fiscal 2001, due to the Company's rapid expansion in fiscal 2000 within existing markets and new markets and the positive impact on its earnings, management reassessed, based on both positive and negative evidence, reducing valuation allowances previously established against certain foreign net deferred tax assets as the Company believes the benefit of these losses will be realized.

        Preferred dividends of $191,000 reflect the issuance of 20,000 shares of Series A Preferred Stock on January 17, 2002, which have 8% dividends that are cumulative and paid quarterly.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2002 AND 2001

        Net warehouse sales increased 37.4% to $311.4 million in the first half of fiscal 2002, from $226.6 million in the first half of fiscal 2001. The increase is primarily attributable to the opening of seven new warehouses since the end of the second quarter of fiscal 2001, and an increase in comparable warehouse sales. The Company benefits from seasonal holiday sales primarily in December of each fiscal year.

        The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first half of fiscal 2002 increased to 14.5% from 14.2% in the first half of fiscal 2001. The increase in gross profit margins of thirty basis points is primarily from higher margin Caribbean markets attained from the Company's five warehouses in Aruba, Barbados, Trinidad and the U.S. Virgin Islands, the majority of which opened subsequent to the end of the second quarter of fiscal 2001. This increase was partially offset by a reduction in sales penetration in the second quarter primarily in the Company's 17 warehouses operating in Latin America of higher margin U.S. non-food items over the prior year period as members spent more on lower margin food items and necessities.

        Export sales represent U.S. merchandise exported to the Company's licensee warehouses operating in Asia. Export sales in the first half of fiscal 2002 were $714,000 compared to none in the first half of fiscal 2001. As the Company continues to expand into the Asian region with majority-owned and operated stores, associated export sales to its licensees in Asia are also anticipated to increase and currently the Company expects export sales to be $1.5 million in fiscal 2002. The gross margin percentage on export sales was 2.8% in the first half of fiscal 2002, and is based on the varying agreements with licensees and the type of merchandise sourced. Historically, export gross margin percentages have not exceeded 4.0%.

        Membership fees and other revenue, including royalties earned from licensees, increased to $9.2 million in the first half of fiscal 2002 from $6.6 million in the first half of fiscal 2001. Membership fees and other income (which includes rental income, advertising revenues and vendor promotions) increased to $8.6 million, or 2.8% of net warehouse sales, in the first half of fiscal 2002 from $5.9 million, or 2.6% of net warehouse sales, in the first half of fiscal 2001. The increase in amounts between periods was primarily a result of the seven new warehouse openings between the periods presented, which resulted in an increase in the total memberships to 537,000 from 448,000, or an increase of 20.0%, and increases in rental and advertising revenues.

        Warehouse operating expenses increased to $34.9 million, or 11.2% of net warehouse sales, in the first half of fiscal 2002 from $23.4 million, or 10.3% of net warehouse sales, in the first half of fiscal 2001. The increase in warehouse operating expenses is attributable to the seven new warehouses opened since the first half of fiscal 2001. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs realized in the first year of operations from the Caribbean and Philippine markets. As the Caribbean and Philippine markets mature, the Company expects to realize period-over-period efficiencies in these markets by fiscal year end, as in the Company's Latin American operations. In the prior year, the Company incurred approximately $120,000 in net losses related to an earthquake and subsequent aftershocks that occurred on January 13, 2001 in Central America impacting two warehouses operating in El Salvador. Net warehouse sales for the El Salvadorian operations were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

        General and administrative expenses were $8.6 million, or 2.8% of net warehouse sales, in the half of fiscal 2002 compared with $8.7 million, or 3.8% of net warehouse sales, in the half of fiscal 2001. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in comparable warehouse sales previously noted. General and administrative expenses are expected to remain relatively constant for the remainder of fiscal 2002.

        Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Licensee on February 15, 2002 (see "Note 5—Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included within).

        Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $1.6 million in the first half of fiscal 2002 from $1.2 million in the first half of fiscal 2001. Pre-opening expenses have increased as a result of opening two new warehouses within the first half of fiscal 2002 with two operating subsequent to the period end, compared to one new warehouse opening with one opening subsequent to the period end over the same six-month period in the prior fiscal year.

        Interest income reflects earnings primarily on cash and cash equivalents and certain secured notes receivable from buyers of formerly owned properties. Interest income was $1.6 million in the first half of fiscal 2002 compared to $1.7 million in the first half of fiscal 2001. The change in interest income is due to the decrease in amounts of interest-bearing instruments held by the Company between the periods presented and the interest rate earned on those instruments.

        Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $4.6 million in the first half of fiscal 2002 from $3.9 million in the first half of fiscal 2001. The increase is attributable to an increase in the amount of debt held by the Company between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Also, interest expense has been slightly offset by a reduction in prime lending rates between periods presented.

        In the first half of fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and its majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $1.8 million, of which the Company's share was $1.3 million.

        Minority interest relates to an allocation of the joint venture income (losses) to the minority interest shareholders' respective interests.

        The Company recorded income tax provisions of $1.1 million (27% effective rate) and $477,000 (12% effective rate) for the six months ended February 28, 2002 and 2001, respectively. Beginning in fiscal 2001, due to the Company's rapid expansion in fiscal 2000 within existing markets and new markets and the positive impact on its earnings, management reassessed, based on both positive and negative evidence, reducing valuation allowances previously established against certain foreign net deferred tax assets as the Company believes the benefit of these losses will be realized.

        Preferred dividends of $191,000 reflect the issuance of 20,000 shares of Series A Preferred Stock on January 17, 2002, which have 8% dividends that are cumulative and paid quarterly.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital requirements are the financing of land, construction and equipment costs associated with new warehouse stores, plus the cost of pre-opening and working capital requirements.

        Net cash flows provided by (used in) operating activities was $(4.4) million and $3.7 million in the first half of fiscal 2002 and 2001, respectively. The decrease of $8.1 million is primarily a result of an increase in building inventories and other current asset increases related to opening additional warehouses, an increase in restricted cash to secure additional borrowings and a payment made to settle litigation in the Philippines. These increases in use of cash were offset by higher operating profitability in the first half of fiscal 2002 compared to the prior year period.

        Net cash used in investing activities was $16.1 million and $8.7 million in the first half of fiscal 2002 and 2001, respectively, and relates primarily to additions to property and equipment for new warehouses. In the first half of fiscal 2002, the Company opened two warehouses, with a third opening subsequent to the quarter end, compared to one warehouse opening in the first half of fiscal 2001, which accounts for the increase in additions to property and equipment between periods presented. In the first half of fiscal 2001, the Company sold excess real estate surrounding certain warehouse properties and did not make any similar sales in the first half of fiscal 2002.

        Net cash provided by financing activities was $32.4 million and $2.6 million in the first half of fiscal 2002 and 2001, respectively. The increase between years of $29.8 million resulted from the issuance of preferred stock of $19.9 million, an overall increase in the change in net bank borrowings of $8.0 million and an increase in the proceeds from the exercise of stock options of $1.7 million.

        On January 17, 2002, the Company issued 20,000 shares of Series A Preferred Stock for $20 million with net proceeds of $19.9 million. Each share is convertible, at the holder's option, into one share of the Company's common stock at the conversion price of $37.50. The terms of the Series A Preferred Stock specify an annual cash dividend rate of 8.0%, payable quarterly in arrears. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. On January 17, 2012, each share of Series A Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable share of common stock. The Company also issued warrants to purchase 200,000 shares of the Company's common stock. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At February 28, 2002, none of these warrants have been exercised.

        Subsequent to the end of the quarter, on April 12, 2002, the Company entered into an agreement with International Finance Corporation ("IFC") to issue 300,000 shares of the Company's common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale is conditioned on, among other things, the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. No condition to completing the sale is within the control of IFC. Subject to satisfaction of the conditions to closing, the closing will occur within five business days following the effectiveness of the registration statement. In addition to the requirement that the Company file a shelf registration statement, the agreement also provides IFC with piggyback registration rights giving IFC the right to require the Company to register IFC's shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters' cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds of the sale of common stock to IFC are expected to be used for capital expenditures and working capital requirements related to future warehouse expansion.

        In connection with the sale of common stock to IFC, on April 12, 2002, IFC and Gilbert A. Partida, the president and chief executive officer of the Company, entered into a co-sale agreement, under which Mr. Partida granted IFC the opportunity to participate in any subsequent sale by Mr. Partida of his shares of the Company's common stock in connection with a change of control transaction, so long as Mr. Partida serves as an officer of the Company. A "change in control transaction" includes any transaction which would result in a person or group of persons, other than Robert E. Price, Sol Price or the Price Family Charitable Fund, becoming the beneficial owner of more than 25% of the total voting power of all classes of the Company's stock that are normally entitled to vote in the election of directors.

        In fiscal 2002, the Company's current intention is to spend an aggregate amount of between $30 million to $35 million for land, building and equipment for four warehouse openings (two of which opened during the first six months and another two were opened subsequent to February 28, 2002). While no more additional warehouse openings are planned for the remainder of the fiscal year ending August 31, 2002, the Company intends to open up to four new locations before the calendar year ending December 31, 2002. Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to increase bank borrowings between $10 million to $20 million during fiscal 2002, depending on the number of stores opened, and to use these proceeds, along with the proceeds from the sale of the $20 million convertible preferred stock, $10 million from the sale of common stock, contributions from joint venture partners as well as excess cash and cash generated from existing operations, to finance these expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2002, the Company had a total of 24 warehouses operating in ten foreign countries and one U.S. territory. 19 of the 24 warehouses operate under foreign currencies other than the U.S. dollar. For the six months ended February 28, 2002, approximately 84% of the Company's net warehouse sales were in foreign currencies.

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

        Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $3.7 million and $962,000 as of February 28, 2002 and August 31, 2001, respectively.

        Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and no physical exchange of currency occurs at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of February 28, 2002, the Company had NDFs outstanding of $1.2 million, $1.0 million and $1.5 million which expired on March 6, 2002, April 2, 2002 and April 12, 2002, respectively. The mark-to-market unrealized losses as of February 28, 2002 on the NDFs outstanding were approximately $17,000, $9,000 and $16,000, respectively. For the six months ended February 28, 2002, realized losses were approximately $147,000 from NDFs previously entered into. The Company may continue to purchase NDFs in the future to mitigate foreign exchange losses, but due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exist. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the six months ended February 28, 2002 (including the cost of the NDFs), were $593,000.

        The Company is also exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company's pretax net income by approximately $888,000 on an annualized basis.

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

Item 2. Changes in Securities and Use of Proceeds

        On January 17, 2002, the Company issued 20,000 shares of Series A Preferred Stock for $20 million with net proceeds of $19.9 million. Each share is convertible, at the holder's option, into one share of the Company's common stock at the conversion price of $37.50. The terms of the Series A Preferred Stock specify an annual cash dividend rate of 8.0%, payable quarterly in arrears. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. On January 17, 2012, each share of Series A Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable share of common stock. The Company also issued warrants to purchase 200,000 shares of the Company's common stock. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At February 28, 2002, none of these warrants have been exercised.

        The shares of Series A Preferred Stock and the warrants were sold to Grupo Gigante, S.A. de C.V., institutional investors and entities affiliated with Sol Price, a significant stockholder of the Company, in a private placement pursuant to Rule 506 under the Securities Act of 1933. The purchasers have represented to the Company that they are accredited investors, the shares were acquired for their own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on January 16, 2002 at the Hilton San Diego Mission Valley in San Diego, California. Stockholders of record at the close of business on November 20, 2001 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 6,292,220 shares outstanding and entitled to vote. The matter presented for vote received the required votes for approval and had the following total votes for and withheld, as noted below.

1.
To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified:

	Votes For	Votes Against or Withheld
Rafael E. Barcenas	5,283,405	141,067
James F. Cahill	5,360,805	63,667
Murray L. Galinson	5,363,280	61,192
Katherine L. Hensley	5,362,605	61,867
Leon C. Janks	5,362,655	61,817
Lawrence B. Krause	5,363,027	61,445
Jack McGrory	5,362,991	61,481
Gilbert A. Partida	5,357,680	66,792
Robert E. Price	5,351,133	73,339
Edgar A. Zurcher	5,283,398	141,074
2.
To approve the adoption of The 2001 Equity Participation Plan of PriceSmart, Inc. and the reservation of 350,000 shares of the Company's Common Stock for issuance thereunder:

Votes For	Votes Against or Withheld	Abstentions	Broker Nonvotes
3,563,862	246,546	45,945	2,405,867

Item 5. Other Information

        On April 12, 2002, the Company entered into an agreement with International Finance Corporation ("IFC") to issue 300,000 shares of the Company's common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale is conditioned on, among other things, the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. No condition to completing the sale is within the control of IFC. Subject to satisfaction of the conditions to closing, the closing will occur within five business days following the effectiveness of the registration statement. In addition to the requirement that the Company file a shelf registration statement, the agreement also provides IFC with piggyback registration rights giving IFC the right to require the Company to register IFC's shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters' cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds of the sale of common stock to IFC are expected to be used for capital expenditures and working capital requirements related to future warehouse expansion.

        In connection with the sale of common stock to IFC, on April 12, 2002, IFC and Gilbert A. Partida, the president and chief executive officer of the Company, entered into a co-sale agreement, under which Mr. Partida granted IFC the opportunity to participate in any subsequent sale by Mr. Partida of his shares of the Company's common stock in connection with a change of control transaction, so long as Mr. Partida serves as an officer of the Company. A "change in control transaction" includes any transaction which would result in a person or group of persons, other than Robert E. Price, Sol Price or the Price Family Charitable Fund, becoming the beneficial owner of more than 25% of the total voting power of all classes of the Company's stock that are normally entitled to vote in the election of directors.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of PriceSmart, Inc. (incorporated by reference to PriceSmart's Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Securities and Exchange Commission on November 26, 1997).
3.2
Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002 (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.1
Shareholders' Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between PriceSmart and Grupo Gigante, S.A. de C.V. (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.2
Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between PriceSmart and Grupo Gigante, S.A. de C.V. (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.3
Common Stock Purchase Warrant dated January 17, 2002 issued to Grupo Gigante, S.A. de C.V. (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.4
Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between PriceSmart and the Investors Listed on Exhibit A Thereto (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.5
Right of First Refusal Agreement by and among Grupo Gigante, S.A. de C.V. and Robert E. Price, Sol Price, The Price Family Charitable Fund, The Price Group LLC, the Robert and Allison Price Trust, the Robert & Allison Price Charitable Remainder Trust, the Price Family Charitable Trust and the Sol and Helen Price Trust dated as of January 15, 2002 (incorporated by reference to PriceSmart's Current Report on Form 8-K filed with Securities and Exchange Commission on January 24, 2002).
10.6	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.
10.7	Loan agreement by Global Bank and PSMT Philippines, Inc. dated November 27, 2001 for $2.5 million.
  (b)
  Reports on Form 8-K:

        On January 24, 2001, the Company filed a Form 8-K under Item 5 announcing a joint venture in Mexico.

        On February 19, 2002, the Company filed a Form 8-K under Item 5 announcing a settlement agreement resolving all aspects of a dispute between PriceSmart and its former licensee in the Philippines. Under the terms of the agreement, (i) the Company paid to the former licensee

$1.0 million on February 20, 2002 and will pay $500,000 on September 1, 2002; (ii) the Company will buy certain equipment which had been used in the former licensed business that is in good operating and useable condition, as determined by the Company, at 70% of its original purchase price (maximum payment by the Company for this equipment to be approximately $1.0 million); (iii) the former licensee will relinquish all claims to the "PriceSmart" name and will neither compete with nor impede the Company's operations; and (iv) all litigation is terminated and all claims of the former licensee against the Company will be fully released.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PriceSmart, Inc.
Date:	April 15, 2002	/s/ GILBERT A. PARTIDA Gilbert A. Partida President and Chief Executive Officer
Date:	April 15, 2002	/s/ ALLAN C. YOUNGBERG Allan C. Youngberg Executive Vice President, Chief Financial Officer

PRICESMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	February 28, 2002	August 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,460	$26,280
Receivables, net of allowance for doubtful accounts of $127 and $58 in February 28, 2002 and August 31, 2001, respectively	7,774	6,134
Merchandise inventories	83,562	71,297
Prepaid expenses and other current assets	9,344	6,249
Property held for sale	726	726

Total current assets	136,866	110,686
Restricted cash	28,019	24,207
Property and equipment, net	176,880	163,200
Goodwill, net	20,128	20,128
Deferred tax asset	2,729	2,357
Notes receivable and other	3,854	3,502

TOTAL ASSETS	$368,476	$324,080

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$26,996	$22,205
Accounts payable	73,746	60,789
Accrued salaries and benefits	3,739	3,551
Deferred membership income	4,147	4,371
Other accrued expenses	7,244	8,716
Long-term debt, current portion	6,427	6,842

Total current liabilities	122,299	106,474
Long-term debt, net of current portion	82,415	79,303

Total liabilities	204,714	185,777
Minority interest	11,298	8,193
Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 2,000,000 shares authorized, Series A convertible preferred stock designated—20,000 shares; 20,000 and 0 shares issued and outstanding at February 28, 2002 and August 31, 2001, respectively	19,916	—
Common stock, $.0001 par value, 15,000,000 shares authorized, 6,942,435 and 6,928,690 shares issued and outstanding at February 28, 2002 and August 31, 2001, respectively	1	1
Additional paid-in capital	150,365	150,906
Notes receivable from shareholders	(769)	(769)
Deferred compensation	(201)	(307)
Accumulated other comprehensive loss	(3,687)	(962)
Accumulated deficit	(220)	(2,924)
Less: Treasury stock at cost, 569,720 and 697,167 shares at February 28, 2002 and August 31, 2001, respectively	(12,941)	(15,835)

Total shareholders' equity	152,464	130,110

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$368,476	$324,080

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2002	2001	2002	2001
Revenues:
Sales:
Net warehouse	$168,618	$121,305	$311,369	$226,558
Export	285	—	714	—
Membership fees and other income	4,793	3,405	9,161	6,558

Total revenues	173,696	124,710	321,244	233,116

Expenses:
Cost of goods sold:
Net warehouse	144,389	103,592	266,263	194,307
Export	280	—	694	—
Selling, general and administrative:
Warehouse operations	18,032	12,072	34,868	23,350
General and administrative	4,246	4,388	8,627	8,711
Settlement and related expenses	1,720	—	1,720	—
Goodwill amortization	—	243	—	485
Preopening expenses	742	704	1,590	1,181

Total expenses	169,409	120,999	313,762	228,034

Operating income	4,287	3,711	7,482	5,082

Other income (expense):
Interest income	798	910	1,590	1,741
Interest expense	(2,284)	(1,906)	(4,625)	(3,884)
Other income (expense)	5	(9)	(15)	(9)
Gain on sale of real estate properties	—	648	—	1,776
Minority interest	(180)	(249)	(441)	(869)

Total other expense	(1,661)	(606)	(3,491)	(1,245)

Income before provision for income taxes	2,626	3,105	3,991	3,837
Provision for income taxes	854	591	1,096	477

Net income	1,772	2,514	2,895	3,360
Preferred dividends	191	—	191	—

Net income available to common shareholders	$1,581	$2,514	$2,704	$3,360

Earnings per share:
Basic	$0.25	$0.40	$0.43	$0.53
Fully diluted	$0.24	$0.38	$0.41	$0.50
Average common shares outstanding:
Basic	6,312	6,323	6,284	6,293
Fully diluted	6,613	6,696	6,602	6,716

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2002	2001
OPERATING ACTIVITIES
Net income	$2,895	$3,360
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,170	4,063
Goodwill amortization	—	485
Gain on sale of real estate	—	(1,776)
Allowance for doubtful accounts	69	20
Income tax provision	1,096	477
Minority interest	440	869
Compensation expense recognized for stock options	106	186
Change in operating assets and liabilities:
Restricted cash	(3,812)	213
Inventories and other current assets	(21,561)	(4,939)
Accounts payable and other liabilities	11,162	784
Settlement and related expenses	(1,000)	—

Net cash flows provided by (used in) operating activities	(4,435)	3,742
INVESTING ACTIVITIES
Additions to property and equipment	(19,850)	(17,037)
Payments of notes receivable, net	3,768	3,992
Proceeds from sale of real estate	—	3,339
Proceeds from property held for sale	—	926
Other	—	62

Net cash flows used in investing activities	(16,082)	(8,718)
FINANCING ACTIVITIES
Proceeds from bank borrowings	93,110	6,089
Repayments of bank borrowings	(85,622)	(6,578)
Contributions by minority interest shareholders	2,665	2,391
Issuance of preferred stock	19,916	—
Proceeds from exercise of stock options	2,353	699

Net cash flows provided by financing activities	32,422	2,601
Effect of exchange rate changes on cash and cash equivalents	(2,725)	(161)

Net increase (decrease) in cash and cash equivalents	9,180	(2,536)
Cash and equivalents beginning of period	26,280	24,503

Cash and equivalents end of period	$35,460	$21,967

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest, net of amounts capitalized	$3,981	$3,543
Income taxes	$862	$729

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

										Less: Treasury Stock
	Preferred Stock		Common Stock			Notes Receivable from Shareholders
					Additional Paid-in Capital		Deferred Compensation	Other Comprehensive Loss	Accumulated deficit			Total Shareholders' Equity
	Shares	Amount	Shares	Amount						Shares	Amount
Balance at August 31, 2001	—	$—	6,929	$1	$150,906	$(769)	$(307)	$(962)	$(2,924)	697	$(15,835)	$130,110
Issuance of series A convertible preferred stock	20	19,916	—	—	—	—	—	—	—	—	—	$19,916
Dividends on preferred stock	—	—	—	—	—	—	—	—	(191)	—	—	$(191)
Exercise of stock options	—	—	33	—	(84)	—	—	—	—	(107)	2,437	$2,353
Issuance of stock in exchange for minority interest	—	—	(20)	—	(457)	—	—	—	—	(20)	457	$—
Amortization of deferred compensation	—	—	—	—	—	—	106	—	—	—	—	$106
Net income	—	—	—	—	—	—	—	—	2,895	—	—	$2,895
Translation adjustment	—	—	—	—	—	—	—	(2,725)	—	—	—	$(2,725)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$170

Balance at February 28, 2002	20	$19,916	6,942	$1	$150,365	$(769)	$(201)	$(3,687)	$(220)	570	$(12,941)	$152,464

See accompanying notes.

PRICESMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2002

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

        PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2002, the Company had 24 warehouse stores in operation in ten countries and one U.S. territory (four in Panama, three each in Guatemala, Costa Rica and the Dominican Republic, two each in El Salvador, Honduras, Trinidad and the Philippines and one each in Aruba, Barbados and the U.S. Virgin Islands) of which the Company owns at least a majority interest. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad (see Note 7). In addition, there were ten warehouse stores in operation (nine in China and one in Saipan, Micronesia) licensed to and operated by local business people as of February 28, 2002.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION:    The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended August 31, 2001 filed on Form 10-K as amended January 10, 2002 and February 14, 2002.

	Ownership	Basis of Presentation
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart US Virgin Islands	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad (see Note 7)	90.0%	Consolidated
PriceSmart Aruba	60.0%	Consolidated
PriceSmart Barbados	51.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Mexico	50.0%	Equity
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

        ACCOUNTING PRONOUNCEMENTS:    In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives (see Note 9).

        Accounting for the Impairment or Disposal of Long-Lived Assets—Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued in August 2001 and will become effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated upon the adoption of this Statement. This Statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.

        RECLASSIFICATIONS:    Certain prior period interim condensed consolidated financial statement amounts have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (amounts in thousands):

	February 28, 2002	August 31, 2001
Land	$30,648	$30,232
Building and improvements	101,998	87,305
Fixtures and equipment	64,990	56,135
Construction in progress	3,282	7,396

	200,918	181,068
Less: accumulated depreciation	(24,038)	(17,868)

Property and equipment, net	$176,880	$163,200

        Building and improvements includes capitalized interest costs of $364,000 and $730,000 for the six and twelve months ended February 28, 2002 and August 31, 2001, respectively.

NOTE 4—EARNINGS PER SHARE

        Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options and warrants) except where the inclusion is antidilutive (amounts in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2002	2001	2002	2001
Net income available to common shareholders	$1,581	$2,514	$2,704	$3,360

Determination of shares:
Common shares outstanding	6,312	6,323	6,284	6,293
Assumed conversion of:
Stock options	301	373	318	423
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,613	6,696	6,602	6,716

Earnings per share:
Basic	$0.25	$0.40	$0.43	$0.53

Fully Diluted	$0.24	$0.38	$0.41	$0.50

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

        A former Licensee of the Company operating in the Philippines claimed to have the exclusive right for twenty years to own and operate warehouses licensed by the Company in the Philippines, based upon a License Agreement it had entered into with the Company in 1997. In 2001, this former Licensee filed lawsuits in both the Philippines and the United States, claiming that its License Agreement had been terminated by the Company in 1998 without justification. In both lawsuits the Company, while disputing the validity of the claim, argued that under the License Agreement arbitration in Australia was the exclusive forum for litigating any such dispute. The former Licensee vigorously opposed arbitration. The Philippine Court of Appeals rendered decisions in favor of the Company on this issue in late December 2001 and by the United States District Court for the Southern District of California on February 12, 2002.

        On February 15, 2002, the Company entered into a settlement agreement with the former Licensee, resolving all claims and terminating all litigation. The terms of the settlement include the following: (i) the Company will pay to the former Licensee $1.0 million on February 18, 2002 and $500,000 on September 1, 2002; (ii) the Company will buy certain equipment which had been used in the formerly licensed business and can be utilized in the Company's Philippine operations, at 70% of its original purchase price (the maximum payment by the Company for this equipment to be approximately $1.0 million; (iii) the former Licensee will relinquish all claims to the PriceSmart name and will neither compete with nor impede the Company's operations; and (iv) all litigation is terminated and all claims of the former Licensee against the Company will be fully released.

NOTE 6—SHORT-TERM BORROWINGS AND DEBT

        As of February 28, 2002, the Company, through its majority or wholly owned subsidiaries, had $27.0 million outstanding in short-term bank borrowings through 13 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of February 28, 2002, the Company had drawn down the full amounts for all of the facilities.

        All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $28.0 million as of February 28, 2002, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

        Under the terms of each of its note agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current and debt-to-equity ratio for a $4.9 million note in the Company's Philippine subsidiary, and the current ratio for a $5.0 million note in the Company's Costa Rica subsidiary. The Company obtained necessary waivers for both notes for a period of one quarter.

NOTE 7—ACQUISITION OF MINORITY INTEREST

        On July 24, 2001, the Company entered into agreements to acquire an additional 27.5% interest in the PriceSmart Trinidad majority owned subsidiary, which previously had been 62.5% owned by the Company. The purchase price of the 27.5% interest consisted of: (a) 20,115 shares of PriceSmart common stock; (b) a 9% interest in the PriceSmart Barbados subsidiary; (c) a 17.5% interest in the PriceSmart Jamaica subsidiary; (d) a promissory note of $314,000; (e) forgiveness of a note receivable due to the Company of $317,000 and (f) assumption of remaining contributions of $340,000 shown net of minority interest acquired. As a result of this additional interest acquired, the Company increased its guarantee proportionately for the outstanding long term debt related to the Trinidad operations. Results from operations of the acquired Trinidad minority interest have been included in the financial results of the Company since the date of the transactions. The acquisition was accounted for as purchases under SFAS 141.

NOTE 8—FOREIGN CURRENCY INSTRUMENTS

        The Company transacts business primarily in various Central American and Caribbean foreign currencies. The Company, at times, enters into non-deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and no physical exchange of currency occurs at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of February 28, 2002 the Company had $3.7 million in NDFs outstanding and mark-to-market unrealized losses of approximately $42,000. For the six months ended February 28, 2002, realized losses were approximately $147,000 from NDFs previously entered into.

NOTE 9—AMORTIZATION OF GOODWILL

        The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective September 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

        The Company's goodwill was $20.1 million as of February 28, 2002 and August 31, 2001 and is allocated as follows (amounts in thousands):

Goodwill:
Trinidad	$712
Panama	6,959
Caribe	13,678

21,349
Less: Accumulated amortization	(1,221)

Goodwill, net	20,128

        The Company applied the new rules on accounting for goodwill and other intangible assets effective September 1, 2001. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $1.1 million for the fiscal year ending August 31, 2002. The Company performed the first of the required impairment tests of the Company's goodwill as of February 1, 2002 and as a result, no impairment losses were recorded for the six months ended February 28, 2002. The Company will complete the final step of the transitional impairment test by the end of the fiscal year and subsequent impairment losses, if any, will be reflected as a part of operating income.

        Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income allocable to common shareholders (amounts in thousands) and earnings per share would have been as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2002	2001	2002	2001
Reported net income available to common shareholders	$1,581	$2,514	$2,704	$3,360
Add back goodwill amortization, net of tax	—	243	—	485

Adjusted net income available to common shareholders	$1,581	$2,757	$2,704	$3,845

Basic earnings per share:
Reported net income available to common shareholders	$0.25	$0.40	$0.43	$0.53
Goodwill amortization, net of tax	—	0.04	—	0.08

Adjusted net income available to common shareholders	$0.25	$0.44	$0.43	$0.61

Diluted earnings per share:
Reported net income available to common shareholders	$0.24	$0.38	$0.41	$0.50
Goodwill amortization, net of tax	—	0.03	—	0.07

Adjusted net income available to common shareholders	$0.24	$0.41	$0.41	$0.57

NOTE 10—CONVERTIBLE PREFERRED STOCK AND WARRANTS

        On January 17, 2002, the Company issued 20,000 shares of Series A Preferred Stock for $20 million with net proceeds of $19.9 million. Each share is convertible, at the holder's option, into one share of the Company's common stock at the conversion price of $37.50. The terms of the Series A Preferred Stock specify an annual cash dividend rate of 8.0%, payable quarterly in arrears. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. On January 17, 2012, each share of Series A Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable share of common stock.

        On January 17, 2002, the Company issued warrants to purchase 200,000 shares of the Company's common stock to Gigante. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At February 28, 2002, none of these warrants have been exercised.

NOTE 11—RELATED PARTY TRANSACTIONS

        On January 15, 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. ("Gigante") to initially open four PriceSmart warehouse clubs in Mexico. The Company and Gigante have agreed to contribute $20 million each and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 shares of the Series A Preferred Stock and warrants to purchase 200,000 shares of the Company's common stock for $15 million (see Note 10). On January 17, 2002, the Company sold an aggregate of 1,650 shares of the Series A Preferred Stock (see Note 10), for $1.7 million, to entities affiliated with Mr. Sol Price, a principal stockholder of the Company. The entities affiliated with Mr. Sol Price also entered into an agreement granting Gigante a one-year right of first refusal to their shares of the Company's capital stock.

NOTE 12—SUBSEQUENT EVENTS

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

        On April 5, 2001, the Company repurchased 242,144 shares of its common stock, par value $.0001 par value per share, for an aggregate of approximately $11.4 million in cash and resulted in an incremental goodwill adjustment of approximately $1.1 million. The Company agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders' request.

        On March 28, 2002, the remaining holders of 64,604 shares of the Company's stock requested redemption of these remaining shares for the agreed upon price of $46.86 per share. The Company paid approximately $1.0 million in cash, representing the differential between the agreed upon price of $46.86 per share and the average selling price of $30.99 per share price obtained by the holders, which were sold on the open stock market at the request of the Company, and will result in an incremental goodwill adjustment of approximately $411,000.

        On April 12, 2002, the Company entered into an agreement with International Finance Corporation ("IFC") to issue 300,000 shares of the Company's common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale is conditioned on, among other things, the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. No condition to completing the sale is within the control of

IFC. Subject to satisfaction of the conditions to closing, the closing will occur within five business days following the effectiveness of the registration statement. In addition to the requirement that the Company file a shelf registration statement, the agreement also provides IFC with piggyback registration rights giving IFC the right to require the Company to register IFC's shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters' cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds of the sale of common stock to IFC are expected to be used for capital expenditures and working capital requirements related to future warehouse expansion.

        In connection with the sale of common stock to IFC, on April 12, 2002, IFC and Gilbert A. Partida, the president and chief executive officer of the Company, entered into a co-sale agreement, under which Mr. Partida granted IFC the opportunity to participate in any subsequent sale by Mr. Partida of his shares of the Company's common stock in connection with a change of control transaction, so long as Mr. Partida serves as an officer of the Company. A "change in control transaction" includes any transaction which would result in a person or group of persons, other than Robert E. Price, Sol Price or the Price Family Charitable Fund, becoming the beneficial owner of more than 25% of the total voting power of all classes of the Company's stock that are normally entitled to vote in the election of directors.

QuickLinks

PRICESMART, INC. INDEX TO FORM 10-Q
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
SIGNATURES
PRICESMART, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED—AMOUNTS IN THOUSANDS)
PRICESMART, INC. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED FEBRUARY 28, 2002 (UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
PRICESMART, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) February 28, 2002