Form 10-Q
period 2002-05-31
PRICESMART INC
filed 2002-07-15
CIK 1041803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The registrant had 6,731,814 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2002.

PRICESMART, INC.

INDEX TO FORM 10-Q

		Page
PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets	15
	Condensed Consolidated Statements of Operations	16
	Condensed Consolidated Statements of Cash Flows	17
	Condensed Consolidated Statements of Stockholders' Equity	18
	Notes to Condensed Consolidated Financial Statements	19
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	13
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	13
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	13

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        PriceSmart, Inc.'s ("PriceSmart" or the "Company") unaudited condensed consolidated balance sheet as of May 31, 2002, the condensed consolidated balance sheet as of August 31, 2001, the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2002 and 2001, the condensed consolidated statements of cash flows for the nine months ended May 31, 2002 and 2001, and the condensed consolidated statements of stockholders' equity for the nine months ended May 31, 2002 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect," "believe," "will," "may," "should," "project," "estimate," "scheduled," and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which involves risks, including the imposition of governmental controls and general political, economic and business conditions; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the success of the Company's business requires effective assistance from local business people with whom the Company has established strategic relationships; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; substantial control of the Company's voting stock by a few of the Company's stockholders may make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; and the Company is subject to volatility in foreign currency exchange; as well as the other risks described in the Company's SEC reports, including the Company's Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2001, as amended January 10, 2002 and February 14, 2002.

        The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2002 (fiscal 2002) and May 31, 2001 (fiscal 2001), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

        As of May 31, 2002, the Company had 26 warehouse stores in operation in ten countries and two U.S. territories (four in Panama, three each in Guatemala, Costa Rica, the Dominican Republic and the Philippines, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, the U.S. Virgin Islands and Guam), of which the Company owns at least a majority interest. The Company seeks to establish significant market share in metropolitan areas in emerging market countries by rapidly saturating these areas with second and third warehouse locations. For the 13 and 39 weeks ended June 2, 2002, comparable warehouse sales decreased 1.4% and increased 0.5%, respectively, over the prior year periods. Comparable warehouse sales during the third quarter and fiscal year-to-date were negatively impacted by new warehouse openings in existing metropolitan markets. The average life of the 26 and 21 warehouses in operation at the end of May 31, 2002 and 2001 was twenty-four and sixteen months, respectively.

        On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock ("Preferred Stock") and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock accrues an annual cumulative preferred dividend rate of 8.0%, payable quarterly in cash, and is convertible at $37.50 per share. The warrants are exercisable at $37.50 per share of the Company's common stock. At May 31, 2002, none of the shares of the Series A Preferred Stock had been converted and none of the warrants had been exercised (see "Note 10—Convertible Preferred Stock and Warrants" in the Notes to Condensed Consolidated Financial Statements included within).

        On January 15, 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. ("Gigante") to initially open four PriceSmart warehouse stores in Mexico. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 shares of the Preferred Stock and warrants to purchase 200,000 shares of the Company's common stock for $15 million.

        During the first nine months of fiscal 2002, the Company opened four new US-style membership shopping warehouses (one in the first quarter, one in the second quarter and two in the third quarter), bringing the total number of warehouse stores in operation to 26 as of May 31, 2002. During the first nine months of fiscal 2001, the Company opened a total of five new US-style membership shopping warehouses (one in the first quarter and four in the third quarter), bringing the total number of warehouse stores in operation to 21 as of May 31, 2001. Also, there were eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the third quarter of fiscal 2002, versus seven licensed warehouse stores (six in China and one in Saipan, Micronesia) at the end of the third quarter of fiscal 2001.

        In the fourth quarter of fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. Results from operations of the minority interests have been included, based on sole ownership, in the financial results of the Company since the date of the transaction.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

        Net warehouse sales increased 35.0% to $156.4 million in the third quarter of fiscal 2002, from $115.9 million in the third quarter of fiscal 2001. The increase is primarily attributable to the opening of five new warehouses since the end of the third quarter of fiscal 2001.

        The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the third quarter of fiscal 2002 decreased to 14.0% from 14.4% in the third quarter of fiscal 2001. The decrease in gross profit margins of 40 basis points is primarily from lower margins at the Company's U.S. Virgin Island warehouse and a reduction in sales penetration in the Company's 17 warehouses operating in Latin America of higher margin U.S. non-food items over the prior period, as members spent more on lower margin food items and necessities. This decrease was partially offset from higher margin Caribbean markets attained by the Company's four warehouses operating in Aruba, Barbados and Trinidad, the majority of which began operation in the prior year third quarter.

        Export sales represent U.S. merchandise exported to the Company's licensee warehouse operating in Saipan. Export sales in the third quarter of fiscal 2002 were $667,000 compared to none in the third quarter of fiscal 2001. The gross margin percentage on export sales was 2.4% in the third quarter of fiscal 2002. Historically, export gross margin percentages have not exceeded 4.0%.

        Membership fees and other revenue, including royalties earned from licensees, increased to $5.6 million in the third quarter of fiscal 2002 from $3.7 million in the third quarter of fiscal 2001. Membership fees (which are recognized into income ratably over the one-year life of the membership) and other income (which includes rental income, advertising revenues, vendor promotions and rebates) increased to $5.3 million, or 3.4% of net warehouse sales, in the third quarter of fiscal 2002 from

$3.5 million, or 3.0% of net warehouse sales, in the third quarter of fiscal 2001. The increase in amounts between periods was primarily a result of the five new warehouse openings between the periods presented, resulting in an increase in total memberships and increases in other revenues.

        Warehouse operating expenses increased to $19.0 million, or 12.1% of net warehouse sales, in the third quarter of fiscal 2002 from $13.1 million, or 11.3% of net warehouse sales, in the third quarter of fiscal 2001. The increase in warehouse operating expenses is attributable to the five new warehouses opened since the third quarter of fiscal 2001. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs realized in the first year of operations from the Company's new Caribbean and Philippine markets. As the Caribbean and Philippine markets mature, the Company expects to realize period-over-period efficiencies in these markets in fiscal 2003, similar to the year-over-year improvements realized in the Company's 17 Latin American warehouses between fiscal 2000 through 2002.

        General and administrative expenses were $4.8 million, or 3.1% of net warehouse sales, in the third quarter of fiscal 2002 compared with $4.5 million, or 3.9% of net warehouse sales, in the third quarter of fiscal 2001. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in net warehouse sales previously noted. General and administrative expenses are expected to increase slightly in the fourth quarter of fiscal 2002 in preparation for expansion into new markets in fiscal 2003.

        Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $610,000 in the third quarter of fiscal 2002 from $2.2 million in the third quarter of fiscal 2001. The Company had two warehouse openings at the beginning of the third quarter of fiscal 2002 compared to four openings towards the end of the third quarter of fiscal 2001 and one subsequent opening in the fourth quarter of fiscal 2001. The Company anticipates pre-opening expenses to be less in the fourth quarter than in the third quarter of fiscal 2002, as no additional warehouse openings will occur for the remainder of fiscal 2002. Six new locations are currently under construction, and the Company anticipates opening two per quarter in fiscal 2003, including four stores through the Company's 50/50 joint venture in Mexico, which is accounted for under the equity method.

        Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivable from buyers of formerly owned properties. Interest income was $766,000 in the third quarter of fiscal 2002 compared to $721,000 in the third quarter of fiscal 2001. The change in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments. The slight increase in interest income primarily relates to higher daily cash balances, offset by lower interest rates, throughout the third quarter of fiscal 2002 in comparison to the prior year period.

        Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $2.5 million in the third quarter of fiscal 2002 from $1.9 million in the third quarter of fiscal 2001. The increase is attributable to an increase in the amount of debt held by the Company between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Also, interest expense has been slightly offset by a reduction in lending rates between the periods presented.

        In the third quarter of fiscal 2002, the Company sold its remaining property held for sale in the United States resulting in a loss of approximately $74,000.

        Equity of unconsolidated affiliate represents the Company's 50% share of income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture's results from operations.

        Minority interest relates to an allocation of the joint venture income or loss to the minority interest shareholders' respective interests.

        The Company recorded an income tax provision of $268,000 (17% effective rate) and benefit of $202,000 for the three months ended May 31, 2002 and 2001, respectively. Beginning in fiscal 2001, due to the Company's rapid expansion in fiscal 2000 within existing markets and new markets and the positive impact on its earnings, management reassessed the valuation allowances previously, established based on both positive and negative evidence, reducing valuation allowances previously established against certain foreign net deferred tax assets as the Company believes the benefit of these losses will be realized.

        Preferred dividends of $400,000 reflect the issuance of 20,000 shares of Series A Preferred Stock on January 22, 2002, which have 8% annual dividends that are cumulative and paid quarterly in cash.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2002 AND 2001

        Net warehouse sales increased 37.0% to $467.8 million for the nine months ended May 31, 2002, from $342.5 million for the nine months ended May 31, 2001. The increase is primarily attributable to the opening of five new warehouses since the end of the third quarter of fiscal 2001. The Company also benefits from seasonal holiday sales primarily in December of each fiscal year.

        The Company's warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) for the nine months ended May 31, 2002 and 2001 remained constant at 14.3%. Gross profit margins attained from higher margin Caribbean markets, the majority of which opened during the third quarter of fiscal 2001, from the Company's four warehouses in Aruba, Barbados and Trinidad, were offset primarily from lower margins at the Company's U.S. Virgin Island warehouse and a reduction in sales penetration in the Company's 17 warehouses operating in Latin America of higher margin U.S. non-food items over the prior period as members spent more on lower margin food items and necessities.

        Export sales represent U.S. merchandise exported to the Company's licensee warehouse operating in Saipan. Export sales for the nine months ended May 31, 2002 were $1.4 million compared to none for the nine months ended May 31, 2001. The gross margin percentage on export sales was 2.6% for the first nine months of fiscal 2002. Historically, export gross margin percentages have not exceeded 4.0%.

        Membership fees and other revenue, including royalties earned from licensees, increased to $14.8 million for the nine months ended May 31, 2002 from $10.3 million for the nine months ended May 31, 2001. Membership fees (which are recognized into income ratably over the one-year life of the membership) and other income (which includes rental income, advertising revenues, vendor promotions and rebates) increased to $13.9 million, or 3.0% of net warehouse sales, for the nine months ended May 31, 2002 from $9.5 million, or 2.8% of net warehouse sales, for the nine months ended May 31, 2001. The increase in amounts between periods was primarily a result of the five new warehouse openings between the periods presented, resulting in an increase in total memberships and increases in other revenues.

        Warehouse operating expenses increased to $53.8 million, or 11.5% of net warehouse sales, for the nine months ended May 31, 2002 from $36.5 million, or 10.7% of net warehouse sales, for the nine months ended May 31, 2001. The increase in warehouse operating expenses is attributable to the five new warehouses opened since the third quarter of fiscal 2001. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs realized in the first year of operations from the Company's new Caribbean and Philippine markets. As the Caribbean and Philippine markets mature, the Company expects to realize period-over-period efficiencies in these markets in fiscal 2003, similar to the year-over-year improvements realized in the Company's 17 Latin

American warehouses between fiscal 2000 through 2002. In the prior year, the Company incurred approximately $120,000 in net losses related to an earthquake and subsequent aftershocks that occurred on January 13, 2001 in Latin America, impacting two warehouses operating in El Salvador. Net warehouse sales for the El Salvadorian operations were not impacted and did not have a materially adverse impact on the overall financial operating results of the Company.

        General and administrative expenses were $13.4 million, or 2.9% of net warehouse sales, for the nine months ended May 31, 2002 compared with $13.2 million, or 3.9% of net warehouse sales, for the nine months ended May 31, 2001. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in warehouse sales previously noted. General and administrative expenses are expected to increase slightly in the fourth quarter of fiscal 2002 in preparation for expansion into new markets in fiscal 2003.

        Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Licensee on February 15, 2002 (see "Note 5—Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included within).

        Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $2.2 million for the nine months ended May 31, 2002 from $3.4 million for the nine months ended May 31, 2001. Pre-opening expenses have decreased as a result of opening four new warehouses within the nine months ended May 31, 2002, compared to five new warehouse openings over the same nine-month period in the prior fiscal year. The Company anticipates pre-opening expenses to be less in the fourth quarter than in the third quarter of fiscal 2002, as no additional warehouse openings will occur for the remainder of fiscal 2002. Six new locations are currently under construction, and the Company anticipates opening two per quarter in fiscal 2003, including four stores through the Company's 50/50 joint venture in Mexico, which is accounted for under the equity method.

        Interest income reflects earnings primarily on cash and cash equivalents, marketable securities and certain secured notes receivable from buyers of formerly owned properties. Interest income was $2.4 million for the nine months ended May 31, 2002 compared to $2.5 million for the nine months ended May 31, 2001. The change in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments.

        Interest expense primarily reflects borrowings by the Company's majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $7.2 million for the nine months ended May 31, 2002 compared to $5.8 million for the nine months ended May 31, 2001. The increase is attributable to an increase in the amount of debt held by the Company between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Also, interest expense has been slightly offset by a reduction in lending rates between the periods presented.

        In fiscal 2002, the Company sold its remaining property held for sale in the United States resulting in a loss of approximately $74,000. In fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and majority owned foreign subsidiary in Trinidad. The sale of the excess land resulted in a gain of $1.8 million, of which the Company's share was $1.3 million.

        Equity of unconsolidated affiliate represents the Company's 50% share of income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated ventures results from operations.

        Minority interest relates to an allocation of the joint venture income (losses) to the minority interest stockholders' respective interests.

        The Company recorded income tax provisions of $1.4 million (24% effective rate) and $275,000 (8% effective rate) for the nine months ended May 31, 2002 and 2001, respectively. Beginning in fiscal 2001, due to the Company's rapid expansion in fiscal 2000 within existing markets and new markets and the positive impact on its earnings, management reassessed the valuation allowances previously established, based on both positive and negative evidence, reducing valuation allowances previously established against certain foreign net deferred tax assets as the Company believes the benefit of these losses will be realized.

        Preferred dividends of $591,000 reflect the issuance of 20,000 shares of Series A Preferred Stock on January 22, 2002, which have 8% annual dividends that are cumulative and paid quarterly in cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

        The Company's primary capital requirements are the financing of land, construction and equipment costs associated with new warehouse stores, plus the cost of pre-opening and working capital requirements.

        Net cash flows used in operating activities was $9.2 million and $5.3 million for the nine months ended May 31, 2002 and 2001, respectively. The decrease of $3.9 million resulted from an increase in building inventories and other current asset of approximately $2.3 million related to an increase in warehouses in the current year, reduction in accounts payable and other liabilities of $8.5 million, and a settlement payment related to litigation in the Philippines of $1.0 million. These increases in use of cash were offset by higher operating profits of $1.3 million and a larger add-back for depreciation and amortization of $2.0 million.

        Net cash used in investing activities was $37.7 million and $27.0 million for the nine months ended May 31, 2002 and 2001, respectively. The decrease of approximately $10.7 million resulted from an increase in additions to property and equipment for new warehouses constructed or under construction of $4.5 million, an initial capital contribution to the Mexico joint venture of $10.0 million, the purchase of marketable securities of $3.0 million, and $2.6 million in proceeds related to property sales in the prior year period, offset by the increase in the change related to the Panama redemptive right acquisition of $10.3 million over the prior year period.

        Net cash provided by financing activities was $41.8 million and $31.5 million for the nine months ended May 31, 2002 and 2001, respectively. The increase of approximately $10.3 million resulted from the issuance of preferred stock and warrants of $19.9 million, issuance of common stock of $10.0 million, contributions by minority shareholders of $1.8 million and proceeds from stock options exercised of $2.3 million. This increase was offset by a decrease in net bank borrowings of $20.6 million and the sale of treasury stock in the prior year period of $2.6 million.

        For fiscal 2002, management expects to spend an aggregate amount of approximately $38 million for land, building and equipment, including approximately $9.0 million to construct warehouses opening in fiscal 2003, excluding those opening in Mexico. Actual capital expenditures for new warehouse locations and operations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions, and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries, intends to increase bank borrowings by approximately $14.0 million for fiscal 2002.

        The Company's 50% owned Mexico joint venture, accounted for under the equity method of accounting, incurred capital expenditures in the third quarter totaling $8.4 million towards the construction of the first three PriceSmart warehouses in Mexico. During the third quarter, the Company and Gigante each contributed $10.0 million for a total of $20.0 million of initial capital investment and, as of May 31, 2002, the joint venture had approximately $10.1 million of cash on hand.

        The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company's liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

Financing Activities

        On January 22, 2002, the Company issued 20,000 shares of Preferred Stock and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company's common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At May 31, 2002, none of the shares of Preferred Stock had been converted and none of the warrants had been exercised.

        On April 12, 2002, the Company entered into an agreement with International Finance Corporation ("IFC") to issue 300,000 shares of the Company's common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale occurred on May 7, 2002, following the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. In addition to the requirement that the Company file a shelf registration statement, the agreement provides IFC with piggyback registration rights, giving IFC the right to require the Company to register IFC's shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters' cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds of the sale of common stock to IFC are being used for capital expenditures and working capital requirements related to future warehouse expansion.

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

Panamanian Acquisition Redemptive Right

        In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary ("Panama Acquisition"), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's 49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. Under the Stock Purchase Agreement, as amended, relating to the Panama Acquisition, the Company agreed upon the request of BB&M's principals to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition.

        On April 5, 2001, the Company repurchased 242,144 shares of its common stock for an aggregate of approximately $11.4 million in cash, resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company agreed upon the holders' request to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share.

        On March 28, 2002, the remaining holders of 64,604 shares of the Company's stock requested redemption of these remaining shares for the agreed upon price of $46.86 per share. The Company paid approximately $1.0 million in cash, representing the difference between the agreed upon price of $46.86 per share and the average selling price of $30.99 per share obtained by the holders, who sold their shares on the open stock market at the request of the Company, and increased goodwill by approximately $411,000 in the third quarter of fiscal 2002.

Short-Term Borrowings and Debt

        As of May 31, 2002, the Company, through its majority or wholly owned subsidiaries, had $23.6 million outstanding in short-term borrowings through 14 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of May 31, 2002, the Company had drawn down the full amounts for all of the facilities.

        All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $24.2 million as of May 31, 2002, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

        Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note in the Company's Costa Rica subsidiary. The Company obtained the verbal waiver for this note for a period of one quarter.

Contractual Obligations

        As of May 31, 2002, the Company's commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1 to 3 Years	4 to 5 years	After 5 years
Long-term debt(1)	$129,915	$14,184	$53,968	$26,685	$35,078
Capital lease obligations	288	108	180	—	—
Operating leases	136,945	7,149	15,525	15,766	98,505

Total	$267,148	$21,441	$69,673	$42,451	$133,583

(1)
Amounts include contractual interest payments.

Significant Accounting Policies

        The preparation of the Company's financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory and impairment of long-lived assets. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

        Merchandise Inventories:    Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, which occur primarily in the second and fourth fiscal quarters.

        Impairment of Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives (see Note 9).

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," effective for the Company on September 2, 2002 (beginning of fiscal 2003). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact, if any, of the adoption of SFAS 143.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which will become effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated upon adoption. SFAS 144 establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2002, the Company had a total of 26 warehouses operating in ten foreign countries and two U.S. territories. Twenty of the 26 warehouses operate under foreign currencies other than the U.S. dollar. For the nine months ended May 31, 2002 and 2001, approximately 83% and 70%, respectively, of the Company's net warehouse sales were in foreign currencies.

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

        Translation adjustments from the Company's non-U.S. denominated majority or wholly owned subsidiaries were $3.3 million and $962,000 as of May 31, 2002 and August 31, 2001, respectively.

        Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of May 31, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of May 31, 2002. For the nine months ended May 31, 2002, realized losses were approximately $316,000 from NDFs previously entered into. Although the Company has not purchased any NDFs subsequent to May 31, 2002, it may continue to purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, were $747,000 for the nine months ended May 31, 2002 (including the cost of the NDFs).

        The Company is also exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company's pretax net income by approximately $890,000 on an annualized basis.

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

Item 2. Changes in Securities and Use of Proceeds

        On May 7, 2002, the Company sold 300,000 shares of the Company's common stock to International Finance Corporation ("IFC") in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price of approximately $10 million. In connection with the sale, IFC represented to the Company that it is an accredited investor, the shares were acquired for its own account and not with a view to any distribution thereof to the public, and to the absence of general solicitation or advertising. In addition, the Company affixed appropriate legends to the share certificates.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	Employment Agreement between the Company and William Naylon, dated January 16, 2002.
10.2	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2001.
10.3	Third Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 16, 2002.
10.4	Fifth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 16, 2002.
10.5	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.
  (b)
  Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PriceSmart, Inc.
Date:	July 15, 2002	/s/ GILBERT A. PARTIDA Gilbert A. Partida President and Chief Executive Officer
Date:	July 15, 2002	/s/ ALLAN C. YOUNGBERG Allan C. Youngberg Executive Vice President and Chief Financial Officer

PRICESMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

	May 31, 2002	August 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,884	$26,280
Marketable securities	3,006	—
Receivables, net of allowance for doubtful accounts of $127 and $58 as of May 31, 2002 and August 31, 2001, respectively	8,613	6,134
Merchandise inventories	90,512	71,297
Prepaid expenses and other current assets	9,933	6,249
Property held for sale	—	726

Total current assets	130,948	110,686
Restricted cash	24,231	24,207
Property and equipment, net	181,958	163,200
Goodwill, net	20,539	20,128
Deferred tax asset	3,341	2,357
Notes receivable and other	4,027	3,502
Investment in unconsolidated affiliate	10,083	—

TOTAL ASSETS	$375,127	$324,080

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$23,638	$22,205
Accounts payable	68,205	60,789
Accrued salaries and benefits	3,335	3,551
Deferred membership income	4,026	4,371
Other accrued expenses	9,627	8,716
Long-term debt, current portion	7,171	6,842

Total current liabilities	116,002	106,474
Long-term debt, net of current portion	82,247	79,303

Total liabilities	198,249	185,777
Minority interest	12,658	8,193
Commitments and contingencies	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value, 2,000,000 shares authorized, Series A convertible preferred stock —20,000 shares designated; 20,000 and 0 shares issued and outstanding at May 31, 2002 and August 31, 2001, respectively	19,916	—
Common stock, $.0001 par value, 15,000,000 shares authorized, 7,279,544 and 6,928,690 shares issued and outstanding at May 31, 2002 and August 31, 2001, respectively	1	1
Additional paid-in capital	160,265	150,906
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(148)	(307)
Accumulated other comprehensive loss	(3,339)	(962)
Retained earnings (deficit)	736	(2,924)
Less: Treasury stock at cost, 547,730 and 697,167 shares at May 31, 2002 and August 31, 2001, respectively	(12,442)	(15,835)

Total stockholders' equity	164,220	130,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,127	$324,080

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
Revenues:
Sales:
Net warehouse	$156,413	$115,940	$467,782	$342,498
Export	667	—	1,381	—
Membership fees and other income	5,625	3,720	14,786	10,278

Total revenues	162,705	119,660	483,949	352,776

Expenses:
Cost of goods sold:
Net warehouse	134,455	99,221	400,718	293,528
Export	651	—	1,345	—
Selling, general and administrative:
Warehouse operations	18,968	13,109	53,836	36,459
General and administrative	4,808	4,462	13,435	13,173
Legal settlement and related expenses	—	—	1,720	—
Goodwill amortization	—	252	—	737
Preopening expenses	610	2,171	2,200	3,352

Total expenses	159,492	119,215	473,254	347,249

Operating income	3,213	445	10,695	5,527

Other income (expense):
Interest income	766	721	2,356	2,462
Interest expense	(2,529)	(1,867)	(7,154)	(5,751)
Other income (expense)	46	(29)	31	(38)
Gain (loss) on sale of properties	(74)	—	(74)	1,776
Equity of unconsolidated affiliate	83	—	83	—
Minority interest	119	97	(322)	(772)

Total other expense	(1,589)	(1,078)	(5,080)	(2,323)

Income (loss) before provision for income taxes	1,624	(633)	5,615	3,204
Provision (benefit) for income taxes	268	(202)	1,364	275

Net income (loss)	1,356	(431)	4,251	2,929
Preferred dividends	400	—	591	—

Net income (loss) available to common stockholders	$956	$(431)	$3,660	$2,929

Earnings per share:
Basic	$0.15	$(0.07)	$0.58	$0.47
Fully diluted	$0.14	$(0.07)	$0.55	$0.44
Average common shares outstanding:
Basic	6,481	6,236	6,350	6,274
Fully diluted	6,779	6,236	6,656	6,691

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—DOLLARS IN THOUSANDS)

	Nine Months Ended May 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$4,251	$2,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,332	6,591
Goodwill amortization	—	737
Allowance for doubtful accounts	69	27
Loss (gain) on sale of real estate	74	(1,776)
Income tax provision	1,364	275
Minority interest	322	772
Compensation expense recognized for stock options	159	279
Equity of unconsolidated affiliate	(83)	—
Change in operating assets and liabilities:
Restricted cash	(24)	(2,395)
Inventories and other assets	(30,725)	(28,401)
Accounts payable and other liabilities	7,092	15,668
Settlement Agreement	(1,000)	—

Net cash flows used in operating activities	(9,169)	(5,294)
INVESTING ACTIVITIES:
Purchase of marketable securities	(3,000)	—
Additions to property and equipment	(28,090)	(23,608)
Payments of notes receivable	3,768	3,729
Investment in unconsolidated affiliate	(10,000)	—
Proceeds from sale of real estate	696	3,339
Proceeds from property held for sale	—	926
Panama acquisition—repurchase of common stock	(1,025)	(11,347)

Net cash flows used in investing activities	(37,651)	(26,961)
FINANCING ACTIVITIES:
Short-term borrowings, net	1,433	2,922
Proceeds from debt	11,650	27,891
Repayments of debt	(8,377)	(5,498)
Dividends on preferred stock	(324)	—
Contributions by minority interest stockholders	4,143	2,390
Issuance of common stock	10,000	—
Issuance of convertible preferred stock	19,916
Proceeds from exercise of stock options	3,366	999
Sale of treasury stock	—	2,641
Notes receivable from stockholders, net	—	144

Net cash flows provided by financing activities	41,807	31,489
Effect of exchange rate changes on cash and cash equivalents	(2,383)	(131)

Net decrease in cash and cash equivalents	(7,396)	(897)
Cash and equivalents beginning of period	26,280	24,503

Cash and equivalents end of period	$18,884	$23,606

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest (excludes amounts capitalized)	$6,258	$5,429
Income taxes	$1,022	$193

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MAY 31, 2002

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

	Preferred Stock		Common Stock			Notes Receivable from Stockholders				Less: Treasury Stock
					Additional Paid-in Capital		Deferred Compensation	Other Comprehensive Inc/(Loss)	Retained Earnings (Deficit)			Total Stockholders' Equity
	Shares	Amount	Shares	Amount						Shares	Amount
Balance at August 31, 2001	—	$—	6,929	$1	$150,906	$(769)	$(307)	$(962)	$(2,924)	697	$(15,835)	$130,110
Issuance of series A convertible preferred stock	20	19,916	—	—	—	—	—	—	—	—	—	$19,916
Dividends on preferred stock	—	—	—	—	—	—	—	—	(591)	—	—	$(591)
Common stock purchase	—	—	300	—	10,000	—	—	—	—	—	—	$10,000
Exercise of stock options	—	—	71	—	430	—	—	—	—	(129)	2,936	$3,366
Issuance of stock in exchange for minority interest	—	—	(20)	—	(457)	—	—	—	—	(20)	457	$—
Panama Redemptive Right	—	—	—	—	(614)	—	—	—	—	—	—	$(614)
Amortization of deferred compensation	—	—	—	—	—	—	159	—	—	—	—	$159
Net income	—	—	—	—	—	—	—	—	4,251	—	—	$4,251
Net Unrealized Gain on Mkt Securities	—	—	—	—	—	—	—	6	—	—	—	$6
Translation adjustment	—	—	—	—	—	—	—	(2,383)	—	—	—	$(2,383)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$1,874

Balance at May 31, 2002	20	$19,916	7,280	$1	$160,265	$(769)	$(148)	$(3,339)	$736	548	$(12,442)	$164,220

See accompanying note.

PRICESMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2002

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

        PriceSmart, Inc.'s ("PriceSmart" or the "Company") business consists of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2002, the Company had 26 warehouse stores in operation in ten countries and two U.S. territories (four in Panama, three each in Guatemala, Costa Rica, the Dominican Republic and the Philippines, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, the U.S. Virgin Islands and Guam), of which the Company owns at least a majority interest. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad (see Note 7). In addition, there were eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people as of May 31, 2002.

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

	Ownership	Basis of Presentation
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart US Virgin Islands	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad (see Note 7)	90.0%	Consolidated
PriceSmart Aruba (see Note 13)	60.0%	Consolidated
PriceSmart Barbados (see Note 13)	51.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Mexico	50.0%	Equity
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

        REVENUE RECOGNITION:    The Company recognizes sales revenue when title passes to the customer. Membership fee income represents annual membership fees paid by the Company's warehouse members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

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

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING TRANSACTIONS:    In fiscal 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133 ("SFAS 133") pertaining to the accounting for derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

        ACCOUNTING PRONOUNCEMENTS:    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives (see Note 9).

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," effective for the Company on September 2, 2002 (beginning of fiscal 2003). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact, if any, of the adoption of SFAS 143.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which will become effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated upon adoption. SFAS 144 establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.

        RECLASSIFICATIONS:    Certain prior period interim condensed consolidated financial statement amounts have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (amounts in thousands):

	May 31, 2002	August 31, 2001
Land	$30,959	$30,232
Building and improvements	108,044	87,305
Fixtures and equipment	67,225	56,135
Construction in progress	2,930	7,396

	209,158	181,068
Less: accumulated depreciation	(27,200)	(17,868)

Property and equipment, net	$181,958	$163,200

        Building and improvements includes capitalized interest costs of $478,000 and $730,000 for the nine and twelve months ended May 31, 2002 and August 31, 2001, respectively.

NOTE 4—EARNINGS PER SHARE

        Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (amounts in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
Net income (loss) available to common stockholders	$956	$(431)	$3,660	$2,929

Determination of shares:
Common shares outstanding	6,481	6,236	6,350	6,274
Assumed conversion of:
Stock options	298	—	306	417
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,779	6,236	6,656	6,691

Earnings (loss) per share:
Basic	$0.15	$(0.07)	$0.58	$0.47

Fully Diluted	$0.14	$(0.07)	$0.55	$0.44

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

        A former licensee of the Company which operated in the Philippines claimed to have the exclusive right for twenty years to own and operate warehouses licensed by the Company in the Philippines, based upon a License Agreement it had entered into with the Company in 1997. In 2001, this former licensee filed lawsuits in both the Philippines and the United States, claiming that its License Agreement had been terminated by the Company in 1998 without justification. In both lawsuits the Company, while disputing the validity of the claim, argued that under the License Agreement arbitration in Australia was the exclusive forum for litigating any such dispute. The former licensee vigorously opposed arbitration. Decisions in favor of the Company on this issue were rendered by the Philippines Court of Appeals in late December 2001 and by the United States District Court for the Southern District of California on February 12, 2002.

        On February 15, 2002, the Company entered into a settlement agreement with the former licensee, resolving all claims and terminating all litigation. The terms of the settlement are as follows: (i) the Company paid the former licensee $1.0 million on February 18, 2002 and will pay $500,000 on September 1, 2002; (ii) the Company will buy certain equipment, which had been used in the formerly licensed business and can be utilized in the Company's Philippine operations, at 70% of its original purchase price (the maximum payment by the Company for this equipment to be approximately $1.0 million); (iii) the former licensee relinquished all claims to the PriceSmart name and will neither compete with nor impede the Company's operations; and (iv) all litigation was terminated and all claims of the former licensee against the Company were fully released.

NOTE 6—SHORT-TERM BORROWINGS AND DEBT

        As of May 31, 2002, the Company, through its majority or wholly owned subsidiaries, had $23.6 million outstanding in short-term borrowings through 14 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentages. Each of the facilities expires during the year and typically is renewed. As of May 31, 2002, the Company had drawn down the full amounts for all of the facilities.

        All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24.2 million as of May 31, 2002, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

        Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note in the Company's Costa Rica subsidiary. The Company obtained the verbal waiver for this note for a period of one quarter.

NOTE 7—ACQUISITION OF MINORITY INTERESTS

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

        In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary ("Panama Acquisition"), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group ("BB&M"), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M's 49% interest, PriceSmart issued to BB&M's principals 306,748 shares of PriceSmart common stock. Under the Stock Purchase Agreement, as amended, relating to the Panama Acquisition, the Company agreed upon the request of BB&M's principals to redeem the shares of the Company's common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition.

        On April 5, 2001, the Company repurchased 242,144 shares of its common stock for an aggregate of approximately $11.4 million in cash resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company agreed upon the holders' request to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share.

        On March 28, 2002, the remaining holders of 64,604 shares of the Company's stock requested redemption of these remaining shares for the agreed upon price of $46.86 per share. The Company paid approximately $1.0 million in cash, representing the difference between the agreed upon price of $46.86 per share and the average selling price of $30.99 per share obtained by the holders, who sold their shares on the open stock market at the request of the Company, and which will result in an incremental goodwill adjustment of approximately $411,000.

NOTE 8—FOREIGN CURRENCY INSTRUMENTS

        The Company transacts business primarily in various Latin American and Caribbean foreign currencies. The Company, at times, enters into non-deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of May 31, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of May 31, 2002. For the nine months ended May 31, 2002, realized losses were approximately $316,000 from NDFs previously entered into.

NOTE 9—AMORTIZATION OF GOODWILL

        The Company adopted SFAS 142 effective September 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

        The Company's goodwill as of May 31, 2002 and August 31, 2001 was $20.5 million and $20.1 million, respectively, (see Note 8) and is allocated as follows (amounts in thousands):

	May 31, 2002	August 31, 2002
Trinidad	$712	$712
Panama	7,370	6,959
Caribe	13,678	13,678

	21,760	21,349
Less: Accumulated amortization	(1,221)	(1,221)

Goodwill, net	$20,539	$20,128

        The Company applied the new rules on accounting for goodwill and other intangible assets effective September 1, 2001. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $1.1 million for the fiscal year ending August 31, 2002. The Company performed the first of the required impairment tests of the Company's goodwill as of February 1, 2002 and as a result, no impairment losses were recorded for the nine months ended May 31, 2002. The Company will complete the final step of the transitional impairment test by the end of the fiscal year and subsequent impairment losses, if any, will be reflected as a part of operating income.

        Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income allocable to common stockholders (amounts in thousands) and earnings per share would have been as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2002	2001	2002	2001
Reported net income (loss) available to common stockholders	$956	$(431)	$3,660	$2,929
Add back goodwill amortization, net of tax	—	252	—	737

Adjusted net income (loss) available to common stockholders	$956	$(179)	$3,660	$3,666

Basic earnings per share:
Reported net income (loss) available to common stockholders	$0.15	$(0.07)	$0.58	$0.47
Goodwill amortization, net of tax	—	0.04	—	0.12

Adjusted net income (loss) available to common stockholders	$0.15	$(0.03)	$0.58	$0.59

Diluted earnings per share:
Reported net income (loss) available to common stockholders	$0.14	$(0.07)	$0.55	$0.44
Goodwill amortization, net of tax	—	0.04	—	0.11

Adjusted net income (loss) available to common stockholders	$0.14	$(0.03)	$0.55	$0.55

NOTE 10—CONVERTIBLE PREFERRED STOCK AND WARRANTS

        On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock ("Preferred Stock") and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock accrues an annual cumulative preferred dividend rate of 8.0%, payable quarterly in cash. The Preferred Stock is convertible, at the option of the holder, at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 17, 2007, at a redemption price equal to the liquidation preference, or $1,000 per share, plus any accumulated and unpaid dividends. On January 17, 2012, each share of Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable shares of common stock. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At May 31, 2002, none of the shares of the Preferred Stock had been converted and none of the warrants had been exercised.

NOTE 11—RELATED PARTY TRANSACTIONS

        On January 15, 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. ("Gigante") to initially open four PriceSmart warehouse stores in Mexico. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 shares of the Preferred Stock and warrants to purchase 200,000 shares of the Company's common stock for $15 million (see Note 10). During the third quarter of fiscal 2002, the Company's Mexico joint venture entered into an operating land lease with Gigante, for certain property in Mexico City, upon which the joint venture will construct and operate a membership warehouse. The term of the lease is for thirty years with two five year renewal options. The future minimum lease commitment per year is approximately $300,000.

        On January 22, 2002, the Company sold an aggregate of 1,650 shares of the Preferred Stock (see Note 10), for $1.7 million, to entities affiliated with Mr. Sol Price, a significant stockholder of the Company. The entities affiliated with Mr. Sol Price also entered into an agreement granting Gigante a one-year right of first refusal to their shares of the Company's capital stock.

NOTE 12—SALE OF COMMON STOCK

        On April 12, 2002, the Company entered into an agreement with International Finance Corporation ("IFC") to issue 300,000 shares of the Company's common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale occurred on May 7, 2002, following the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. In addition to the requirement that the Company file a shelf registration statement, the agreement provides IFC with piggyback registration rights, giving IFC the right to require the Company to register IFC's shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters' cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds of the sale of common stock to IFC are being used for capital expenditures and working capital requirements related to future warehouse expansion.

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

NOTE 13—SUBSEQUENT EVENTS

        On June 24, 2002, the Company entered into an agreement to acquire an additional 30% interest in the PriceSmart Aruba majority owned subsidiary, which was previously 60% owned by the Company. The purchase price of the 30% interest in the Aruba entity totals $1.7 million and will be paid by the Company through the issuance of 9,353 shares of PriceSmart common stock and the assumption of the remaining capital contributions due from the minority shareholder of approximately $1.3 million. In addition, under the agreement, the Company has a two year option, beginning on May 25, 2004, to purchase the remaining 10% interest in the Aruba entity at a purchase price of $677,000, increasing at a 10% annual rate beginning on May 25, 2004.

        On June 24, 2002, the Company entered into agreements to acquire the remaining interests in the PriceSmart Barbados majority owned subsidiary, which previously had been 51% owned by the

Company. The purchase price of the 49% interest in the Barbados entity totals approximately $2.0 million and will be paid by the Company through the issuance of 38,455 shares of PriceSmart common stock and $500,000 in cash. Under the agreements, the Company will also guarantee existing promissory notes of approximately $1.7 million payable to the minority stockholders by the Barbados subsidiary, which are due on May 4, 2004.

        The acquisitions are to be accounted for as purchases under SFAS 141.

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
PRICESMART, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) May 31, 2002