Form 10-K
period 2002-08-31
PRICESMART INC
filed 2002-11-29
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22793

PRICESMART, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	33-0628530 (I.R.S. Employer Identification Number)

4649 MORENA BLVD., SAN DIEGO, CA 92117
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (858) 581-4530
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  |X|  No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of November 20, 2002 was $88,401,231, based on the last reported sale of $24.91 per share on November 20, 2002.

As of November 20, 2002, a total of 6,869,838 of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for fiscal year ending August 31, 2002 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended August 31, 2002

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.‘s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See “Factors That May Affect Future Performance.”

PriceSmart’s business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouses in operation, anticipated openings for fiscal 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes, as of August 31,2002, by each country or territory are as follows:

                             Number of
                             Warehouses       Anticipated
                            in Operation       Warehouse
                              (as of          Openings in                        Basis of
Country/Territory         August 31, 2002)    Fiscal 2003      Ownership       Presentation
---------------------     ----------------    ------------    -----------    ----------------
Panama                           4                --              100%         Consolidated
Costa Rica                       3                --              100%         Consolidated
Dominican Republic               3                --              100%         Consolidated
Guatemala                        3                --               66%         Consolidated
Philippines                      3                 2               52%         Consolidated
El Salvador                      2                --              100%         Consolidated
Honduras                         2                --              100%         Consolidated
Trinidad                         2                --               90%         Consolidated
Aruba                            1                --               90%         Consolidated
Barbados                         1                --              100%         Consolidated
Guam                             1                --              100%         Consolidated
U.S. Virgin Islands              1                --              100%         Consolidated
Ecuador                         --                --               60%         Consolidated
Jamaica                         --                 1             67.5%         Consolidated
Mexico                          --                 4               50%            Equity
Nicaragua                       --                 1               51%         Consolidated
                          ----------------    ------------
       Totals                   26                 8

Subsequent to fiscal 2002, in November 2002 the Company opened two locations in Mexico and one additional location in the Philippines.

On January 15, 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”), one of Mexico’s largest retail store chains, to initially open four PriceSmart warehouse stores in Mexico. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico.

On June 28, 2002, the Company entered into joint venture agreements to establish and operate PriceSmart membership warehouses in Nicaragua and Ecuador. The Company owns majority interests in the Nicaragua and Ecuador joint ventures of 51% and 60%, respectively.

In addition to the warehouse stores operated directly by the Company, or through joint ventures, as of August 31, 2002 there were eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people through which the Company primarily earns a licensee fee on a per warehouse basis. In addition, until March 1, 2000, the Company operated a domestic travel program, and until April 1, 1999, the Company operated a domestic auto referral business.

In June 1997, the Price Enterprises, Inc. (“PEI”) Board of Directors approved a plan to separate PEI’s core real estate business from the merchandising businesses it operated through a number of subsidiaries. To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company’s common stock pro rata to PEI’s existing stockholders through a special dividend (the “Distribution”). Assets transferred to PriceSmart were comprised of: (i) the merchandising business segment of PEI;

(ii) certain real estate properties held for sale (the “Properties”); (iii) notes receivable from buyers of properties; (iv) cash and cash equivalents of approximately $58.4 million; and (v) all other assets and liabilities not specifically associated with PEI’s portfolio of investment properties, except for current corporate income tax assets and liabilities.

International Warehouse Business

The Company owns and operates U.S.-style membership shopping warehouses through majority or wholly owned ventures operating in Latin America, the Caribbean and Asia using the trade name “PriceSmart.” In fiscal 2002, the Company opened four new U.S.-style membership shopping warehouses, one warehouse each in Trinidad (December 2001) and Guam (March 2002), and two warehouses in the Philippines (November 2001 and March 2002), bringing the total number of warehouses in operation to 26 operating in ten countries and two U.S. territories as of August 31, 2002. Subsequent to fiscal 2002, in November 2002 the Company opened two locations in Mexico and one additional location in the Philippines.

The warehouses sell basic consumer goods, typically comprised of approximately 50% U.S.-sourced merchandise and approximately 50% locally sourced merchandise, with an emphasis on quality, low prices and efficient operations. By offering low prices on brand name and private label merchandise, the warehouses seek to generate sufficient sales volumes to operate profitably at relatively low gross margins. The typical no-frills warehouse-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, photo centers, pharmacy and optical. The target customers are primarily consumers and small businesses. The shopping format includes an annual membership fee that averages $25.

Typically, when entering a new market the Company enters into licensing and technology transfer agreements with a newly created joint venture company (whose majority stockholder is the Company and whose minority stockholders are local business people) pursuant to which the Company provides its know-how package, which includes training and management support, as well as access to the Company’s computer software systems and distribution channels. The license also includes the right to use the “PriceSmart” mark and certain other trademarks. The Company believes that the local business people have been interested in entering into such joint ventures and obtaining such licenses for a variety of reasons, including the successful track record of the Company’s management team and its smaller format membership clubs, the opportunity to purchase U.S.-sourced products, the benefits of the Company’s modern distribution techniques and the opportunity to obtain exclusive rights to use the Company’s trademarks in the region.

Business Strategy

The Company’s primary strategy is to focus on development of the international merchandising business and to leverage existing capabilities. Specifically, key elements of the Company’s business strategy include:

Provide Lower Prices in the Market Place. The Company’s principal business philosophy is to bring quality products and services to the consumer at low prices. Future development of the Company’s business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

Increase Market Share in Developing Markets. The Company believes that it is well positioned to profit from the growth in developing markets due to its purchasing power and experience with membership warehouses in Latin America, the Caribbean and Asia. The Company intends to continue to satisfy the growing demand for U.S. consumer goods in such markets by opening additional membership warehouses, principally in Latin America, the Caribbean and Asia.

Market Saturation. The Company seeks to establish significant market share in the metropolitan areas of emerging market countries by rapidly saturating these areas with multiple stores.

Membership Policy

PriceSmart’s membership fee structure was specifically designed to allow pricing flexibility from country to country. The Company believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue. PriceSmart has two primary types of members: Business and Diamond (individual).

Business owners and key managers qualify for Business membership. PriceSmart promotes Business membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business members pay an annual membership fee which averages $25 for a primary and spouse membership card and an average of $12 for additional add-on membership cards. Individual members pay an annual membership fee which averages $25 and an average of $12 for an add-on membership card.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred revenue is presented separately on the face of the balance sheet and totaled $4.0 million and $4.4 million as of August 31, 2002 and 2001, respectively. PriceSmart’s membership agreements contain an explicit right to a full refund if its customers are dissatisfied with their membership. The Company’s historical rate of membership fee refunds has been less than 0.5% of membership income, or approximately $45,000, $35,000 and $26,000 for each of the years ended August 31, 2002, 2001 and 2000, respectively.

Expansion Plans

The Company’s expansion plans focus on opening new stores in foreign markets, primarily through majority or wholly owned ventures, primarily in Latin America, the Caribbean and Asia. The Company believes such foreign markets offer significant opportunities for growth because they are often characterized by (i) significant geographic and logistical barriers to entry, (ii) existing higher-priced local competitors with minimal experience with modern operating processes in purchasing, distribution, merchandising and information technologies, and (iii) a demand for U.S. brand-name products that are not widely available in such markets.

The Company anticipates opening up to eight new warehouses in fiscal 2003, including four new warehouses in Mexico, through the Company’s 50/50 joint venture, which is accounted for under the equity method. Subsequent to fiscal 2002, in November 2002 the Company opened two locations in Mexico and one additional location in the Philippines.

Acquisition of Minority Interests

Aruba: On June 24, 2002, the Company entered into an agreement to acquire an additional 30% interest in the PriceSmart Aruba majority owned subsidiary, which previously had been 60% owned by the Company. The purchase price of the 30% interest consisted of 9,353 shares of PriceSmart common stock and the assumption of capital contributions outstanding of $1.3 million, net of the minority interest acquired. In addition, under the agreement, the Company has a two-year option, beginning on May 25, 2004, to purchase the remaining 10% interest in the Aruba entity at a purchase price of $677,000, increasing at a 10% annual rate beginning on May 25, 2004.

Barbados: On June 24, 2002, the Company entered into agreements to acquire the remaining interests in the PriceSmart Barbados majority owned subsidiary, which previously had been 51% owned by the Company. The purchase price of the 49% interest consisted of 38,455 shares of PriceSmart common stock, cash payments totaling $500,000, and the assumption of capital contributions outstanding of $1.7 million, net of the minority interest acquired. Under the agreements, the Company also guaranteed the existing promissory notes of approximately $1.7 million payable to the former minority stockholders by the Barbados subsidiary, which are due on May 4, 2004.

Trinidad: On July 24, 2001, the Company entered into agreements to acquire an additional 27.5% interest in the PriceSmart Trinidad majority owned subsidiary, which previously had been 62.5% owned by the Company. The purchase price of the 27.5% interest consisted of: (a) 20,115 shares of PriceSmart common stock; (b) a 9% interest in the PriceSmart Barbados subsidiary; (c) a 17.5% interest in the PriceSmart Jamaica subsidiary; (d) a promissory note of $314,000; (e) forgiveness of a note receivable due to the Company of $317,000 and (f) the assumption of capital contributions outstanding of $340,000, net of the minority interest acquired. As a result of this additional interest acquired, the Company increased its guaranty proportionately for the outstanding long-term debt related to the Trinidad operations.

Panama: On March 27, 2000, the Company entered into an agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary, which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group (“BB&M”), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M’s 49% interest, the Company issued to BB&M’s principals 306,748 shares of PriceSmart common stock. As a result of this acquisition, the Company increased its guaranty for the outstanding long-term debt related to the Panama operations to 100%.

Under the stock purchase agreement relating to the Panama acquisition, the Company agreed to redeem the shares of the Company’s common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition upon the request of BB&M’s principals. On April 5, 2001, the Company redeemed 242,144 shares of its common stock, for an aggregate of approximately $11.4 million in cash, resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company agreed to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share upon the holders’ request.

On March 28, 2002, the holders of the remaining 64,604 shares of the Company’s common stock requested redemption of these shares for the agreed upon price of $46.86 per share. In lieu of redeeming the shares, at the request of the Company, the holders sold their shares on the open market. The Company then paid the holders approximately $1.0 million in cash, representing the difference between the agreed upon price of $46.86 per share and the average selling price of $30.99 per share obtained by the holders, resulting in an incremental goodwill adjustment of approximately $411,000.

Caribe: On July 7, 2000, the Company entered into an agreement to acquire the remaining interests in the PSMT Caribe, Inc. majority owned subsidiary, which previously had been 60% owned by the Company. PSMT Caribe, Inc. is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company) to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which were restricted from sale for one year. As a result of this acquisition, the Company has increased its guaranty for the outstanding long-term debt related to the warehouses operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

Results from operations of the acquired minority interests have been included in the consolidated financial results of the Company from the initial dates of the transactions described above. As a result of the acquisitions the Company will recognize a greater percentage of the cash flow and results from operations for each subsidiary.

International Licensee Business

The Company had eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of fiscal 2002, through which the Company primarily earns license fees on a per warehouse basis, and also receives other fees in connection with certain licensing and technology transfer agreements and sales of products purchased from the Company.

The Company entered into licensing and technology agreements with the licensees, pursuant to which the Company provides its know-how package, which includes training and management support, as well as access to the Company’s computer software systems. The license includes the right to use the “PriceSmart” mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements through which the Company sells merchandise to the licensees at varying margins. The Company believes that the licensees have been interested in entering into such arrangements and obtaining such licenses for a variety of reasons, including the successful track record of the Company’s management team and its smaller format membership clubs, the opportunity to purchase U.S.-sourced products, the benefits of the Company’s modern distribution techniques and the opportunity to obtain exclusive rights to use the Company’s trademarks in the region.

Relationship with Costco

In November 1996, PEI, Costco Companies, Inc. (“Costco”) and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the “Asset Transfer Agreement”) in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and Costco.

PEI and Costco agreed in the Asset Transfer Agreement to eliminate all noncompete and operating agreements and to terminate all trademark and license agreements between the parties, subject to certain exceptions. Costco agreed to refrain from conducting membership store businesses in the Northern Mariana Islands, Guam and Panama through October 31, 1999. The Company has an exclusive royalty-free right (including against Costco) in the Northern Mariana Islands to use the “Price Club” and “PriceCostco” marks in connection with the development, operation, advertising and promotion of the Company’s business activities in such area, subject to certain restrictions. The Asset Transfer Agreement, however, requires the Company to use diligent and reasonable efforts to negotiate with its licensee in the Northern Mariana Islands to terminate such right to use the “Price Club” and “PriceCostco” names and marks at the earliest possible date before December 12, 2009.

Costco has agreed in the Asset Transfer Agreement that PEI and its downstream affiliates may use the name “Price” in a “PriceSmart” mark, but PEI and its downstream affiliates may not use a “PriceSmart” mark in connection with a club business or other membership activity named “PriceSmart” in the United States, Canada or Mexico; provided that the limitations on the Company’s rights to use the “PriceSmart” name in the United States, Canada and Mexico terminate 24 months after Costco and its downstream affiliates discontinue their use of the names “PriceCostco” and “Price Club.” However, the Company and Costco have further agreed that Costco will not object to the Company’s use of the

“PriceSmart” name in Mexico, and the Company will not object to Costco’s use of the “Price Club” or “Price Costco” name in Mexico.

Intellectual Property Rights

It is the Company’s policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office, and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint venturers, employees, consultants and suppliers, and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company’s trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company’s future success dependent principally upon its employees’ technical competence and creative skills for continuing innovation.

There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names, sales techniques or other intellectual property matters. In the event of litigation to determine the validity of any third party’s claims, such litigation could result in significant expense to the Company and divert the efforts of the Company’s management, whether or not such litigation is determined in favor of the Company.

The Company has filed applications to register under various classifications the mark “PriceSmart” (and certain other marks) in the U.S. Patent and Trademark Office, and in certain foreign countries; however, because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the marks.

In August 1999, the Company and Associated Wholesale Grocers, Inc. (“AWG”) entered into an agreement regarding the trademark “PriceSmart” and related marks containing the name “PriceSmart.” The Company has agreed not to use the “PriceSmart” mark or any related marks containing the name “PriceSmart” in connection with the sale or offer for sale of any goods or services within AWG’s territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. The Company, however, may use the mark “PriceSmart” or any mark containing the name “PriceSmart” on the internet or any other global computer network whether within or outside such territory, and in any national advertising campaign that cannot reasonably exclude the territory, and the Company may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by the Company for registration of the mark “PriceSmart” or related marks containing the name “PriceSmart,” and AWG has further agreed not to bring any action for trademark infringement against the Company based upon the Company’s use outside the territory (or with respect to the permitted uses inside the territory) of the mark “PriceSmart” or related marks containing the name “PriceSmart.”

Employees

As of August 31, 2002, the Company and its subsidiaries had a total of 3,769 employees. Approximately 94% of the Company’s employees were employed outside of the United States.

Seasonality

Historically, the Company’s merchandising businesses have experienced holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company’s operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, the timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more expensive in local currencies and less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company’s future results will be consistent with past results or the projections of securities analysts.

Factors That May Affect Future Performance

The Company’s financial performance is dependent on international operations, which exposes it to various risks. The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes in tariffs and taxes, (ii) the imposition of governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in foreign countries, (vii) permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (iv) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its growth could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouses over a two and a half year period, resulting in a total of 22 warehouses operating in ten countries and one U.S. territory at the end of fiscal 2001 (12 months ended August 31, 2001). The Company also opened four additional new warehouses in fiscal 2002, one of which was opened in November 2001, one of which was opened in December 2001 and two of which were opened in March 2002, resulting in a total of 26 warehouses operating in ten countries and two U.S. territories as of August 31, 2002. The Company intends to open up to eight new warehouses in fiscal 2003, three of which were opened in November 2002 (two in Mexico and one in the Philippines). The success of the Company’s growth strategy will depend to a significant degree on the Company’s ability to (i) expand the Company’s operations through the opening of new warehouses, (ii) operate warehouses on a profitable basis and (iii) maintain positive comparable warehouse sales growth in the applicable markets. Some markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from, those previously encountered by the Company. Also, the Company might not be able to adapt the Company’s operations to support these expansion plans, and new warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

The Company’s ability to open new warehouses on a timely basis will also depend on a number of factors, some of which may be beyond the Company’s control, including the ability to: (i) locate suitable warehouse sites, (ii) negotiate acceptable lease or acquisition terms, (iii) construct sites on a timely basis, and (iv) obtain financing in a timely manner and with satisfactory terms. The growth strategy also will require the Company to hire, train and retain skilled managers and personnel to support its planned growth, and the Company may experience difficulties hiring employees who possess the training and experience necessary to operate the Company’s new warehouses, particularly in foreign markets where language, education and cultural factors may impose particular challenges. Further, the Company may encounter substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the international markets in which the Company intends to locate new warehouses. The Company might not be able to open the planned number of new warehouses according to its schedule or continue to attract, develop and retain the personnel necessary to pursue the Company’s growth strategy. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company will need to continually evaluate the adequacy of the Company’s existing systems and procedures, including warehouse management, financial and inventory control and distribution systems. Moreover, as the Company grows, it will need to continually analyze the sufficiency of the Company’s inventory distribution methods and may require additional facilities in order to support the Company’s planned growth. The Company may not adequately anticipate all the changing demands that its expanding operations will impose on these systems. The Company’s failure to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces significant competition. The Company’s international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that the Company’s competitors will not decide to enter the markets in which the Company operates, or expects to enter, or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the Company’s ability to expand into and operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company may encounter difficulties in the shipment of goods to its warehouses. The Company is required to transport products over great distances, typically over water, which results in: (i) substantial lags between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) tariff, customs and shipping regulation issues, and (iv) substantial ocean freight and duty costs. Moreover, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, many of the countries in which the Company operates require registration of imported products, which may result in additional delays in the Company’s deliveries of products to its warehouses.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that the Company’s membership store concept will be implemented effectively or that these local business people will effectively help the Company penetrate their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters which are encountered in the regions in which the Company’s warehouse stores are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company’s warehouse stores. For example, the Company’s two stores in El Salvador experienced minimal inventory loss and disruption of their businesses in January 2001 as a result of an earthquake that measured approximately 8.0 on the Richter Scale and resulted in net damages of approximately $120,000. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Declines in the economies of the countries in which the Company operates its warehouse stores would harm its business The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In Latin America and Southeast Asia, in particular, several countries are suffering recessions and economic instability. A worsening of these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Although the Company believes that its cost-cutting efforts have significantly mitigated the negative impact on sales caused by declining economies in the Company’s foreign markets, any further decline in the national or regional economies of the foreign countries in which the Company currently operates, or will operate in the future, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of September 30, 2002, Robert E. Price, who is the Chairman of the Company’s Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 35% of the Company’s outstanding common stock and approximately 8% of the Company’s outstanding shares of Series A preferred stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

The loss of key personnel could harm the Company’s business. The Company depends to a large extent on the performance of its senior management team and other key employees for strategic business direction. The loss of services of any members of the Company’s senior management or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to volatility in foreign currency exchange. The Company, through majority or wholly-owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2002, the Company had a total of 26 warehouses operating in ten foreign countries and two U.S. territories. Eighteen of the 26 warehouses operate under currencies other than the U.S. dollar. For the fiscal year ended August 31, 2002, approximately 74% of the Company’s net warehouse sales were in foreign currencies. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies. In November 2002 the Company opened the first two warehouses in Mexico through its 50/50 joint venture, and one warehouse in the Philippines. The three new warehouses opened in November 2002 operate under currencies other than the U.S. dollar.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of August 31, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of August 31, 2002. For the fiscal year ended August 31, 2002, realized losses were approximately $466,000 from NDFs previously entered into. Although the Company has not purchased any NDFs subsequent to August 31, 2002, the Company may continue to purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, for fiscal 2002, 2001 and 2000 (including the cost of the NDFs) were approximately $1.2 million, $718,000 and $1.3 million, respectively.

The Company faces the risk of exposure to product liability claims, a product recall and adverse publicity. The Company markets and distributes products, including meat, dairy and other food products, from third-party suppliers, which exposes the Company to the risk of product liability claims, a product recall and adverse publicity. For example, the Company may inadvertently redistribute food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. The Company generally seeks contractual indemnification and insurance coverage from its suppliers. However, if the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on the Company’s ability to successfully market its products and on the Company’s business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the Company’s products caused illness or injury could have a material adverse effect on the Company’s reputation with existing and potential customers and on the Company’s business, financial condition and results of operations.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill valued at approximately $23.1 million. The Company performed the first of the required impairment tests of the Company’s goodwill as of February 1, 2002, and again as of August 31, 2002, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

Item 2. Properties

Warehouse Properties. The Company, through its majority or wholly owned ventures, owns and/or leases properties in each country or territory in which it operates warehouses. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse locations currently owned and/or leased by country or territory:

Country / Territory                   Date Opened or Anticipated          Ownership / Lease
----------------------------------    --------------------------------    ---------------------------------
Panama:
         Los Pueblos                  October 25, 1996                    Own land and building
         Via Brazil                   December 4, 1997                    Lease land and building*
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
         Zapote                       June 25, 1999                       Own land and building
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
         Fort Bonifacio               May 18, 2001                        Lease land and building*
         Ortigas                      November 8, 2001                    Lease land and building*
         Congressional                March 15,2002                       Lease land and building*
         Alabang                      November 16, 2002                   Lease land and building*
         Aseana                       June 1, 2003                        Lease land
Trinidad:
         Chaguanas                    August 4, 2000                      Own land and building
         Port of Spain                December 5, 2001                    Lease land and building*
U.S. Virgin Islands:
         St. Thomas                   May 4, 2001                         Lease land and building*
Guam:
         Barrigada                    March 8, 2002                       Lease land and building
Jamaica:
         Kingston                     February 28, 2003                   Own land and building
Mexico:
         Irapuato                     November 14, 2002                   Own land and building
         Celaya                       November 16, 2002                   Own land and building
         Queretaro                    March 1, 2003                       Own land and building
Nicaragua:
         Managua                      August 31, 2003                     Own land and building

* The Company constructed, at its expense, the building on land that it leases.

Corporate Headquarters. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117-3650. The Company leases 42,000 square feet of office space from PEI at a rate $27,660 per month pursuant to a triple net lease. The current term expires on August 31, 2003, and the Company has three remaining renewal options of two years each. The Company also leases a 32,387 square foot facility in Commerce, California at a rate of $15,545 per month that expires on May 31, 2005. Additionally, the Company leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $39,238 per month that expires on May 31, 2003 with a renewal option of five years. The second is a 24,700 square foot facility leased at a rate of $23,150 per month that expires on February 28, 2003 with a renewal option of two years. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Properties Held For Sale. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the “Properties”). Property held for sale, which represents improved land, was $0 and $726,000 as of August 31, 2002 and 2001, respectively. During fiscal 2002, the Company sold the remaining Property for a loss of $82,000. Proceeds from the sale of this remaining Property were used to fund the Company’s businesses and general working capital requirements. As the Property was held for sale, the net results of the real estate operations are included in other income (expense) on the consolidated statements of operations. The net results for fiscal 2002, 2001 and 2000 were not material.

Environmental Matters. The Company agreed to indemnify PEI for all of PEI’s liabilities (including obligations to indemnify Costco with respect to environmental liabilities) arising out of PEI’s prior ownership of the Properties and the real properties transferred by Costco to PEI that PEI sold prior to the Distribution. The Company’s ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. As discussed below, certain properties are located in areas of current or former industrial activity, where environmental contamination may have occurred.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. Under certain of these laws, liability may be imposed without regard to whether the owner knew of or caused the presence of the contaminants. These costs may be substantial, and the presence of such substances, or the failure to remediate properly the contamination on such property, may adversely affect the owner’s ability to sell or lease such property or to borrow money using such property as collateral. Certain federal and state laws require the removal or encapsulation of asbestos-containing material in poor condition in the event of remodeling or renovation. Other federal, state and local laws have been enacted to protect sensitive environmental resources, including threatened and endangered species and wetlands. Such laws may restrict the development and diminish the value of property that is inhabited by an endangered or threatened species, is designated as critical habitat for an endangered or threatened species or is characterized as wetlands.

In 1994, Costco engaged environmental consultants to conduct Phase I assessments (involving investigation without soil sampling or groundwater analysis) at each of the properties that Costco transferred to PEI in 1994, including the Properties. The Company is unaware of any environmental liability or noncompliance with applicable environmental laws or regulations arising out of the Properties or the real properties transferred by Costco to PEI and sold prior to the Distribution that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, there can be no assurance that the Company’s knowledge is complete with regard to, or that the Phase I assessments have identified, all material environmental liabilities.

The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company agreed to indemnify PEI for environmental liabilities arising out of such properties. Set forth below are summaries of certain environmental matters relating to these properties.

Phoenix (Fry’s). The Phoenix (Fry’s) site is a 37.1-acre site located in Phoenix, Arizona. The Phoenix (Fry’s) site is located within the West Van Buren Study Area (the “WVBSA”). Volatile organic compounds (“VOCs”) and petroleum hydrocarbons are present in groundwater in the WVBSA. To date, the Company has not been advised, and is not otherwise aware, that PEI (as successor to Costco) has been identified as a potentially responsible party for the WVBSA. On March 8, 1995, PEI sold the Phoenix (Fry’s) site, and retained responsibility for certain environmental matters. Investigations conducted in connection with the sale of the property revealed some hydrocarbon contamination in an area previously occupied by a fuel pump island. Seven underground fuel storage tanks were removed in 1989. The Arizona Department of Environmental Quality (“ADEQ”) required additional testing of the site prior to granting closure of the site. An independent environmental firm completed the required additional tests and a risk assessment, which were submitted to the ADEQ in October 2000. Closure of the underground fuel storage tank case was granted by the ADEQ in a letter dated November 1, 2002. The letter states that “it has been determined that UST Program’s risk-based investigative and remedial requirements have been satisfied to the extent practicable for this site. Further response concerning the referenced release is, therefore, not required at this time.”

Although designated by Arizona law as a “study area,” the WVBSA is not a federal CERCLA site and is not listed on the National Properties List (“NPL”). Immediately to the east of the WVBSA, however, is the East Washington Study Area (the “EWSA”), which is listed on the NPL. VOCs are also present in groundwater in the EWSA. If the contamination plumes from the WVBSA and the EWSA merge, the possibility exists that the two study areas will be merged into one Federal CERCLA site.

Meadowlands. The Meadowlands site is an unimproved, 12.9-acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. PEI sold the Meadowlands site on August 11, 1995. Nevertheless, PEI’s previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

Silver City. The Silver City site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site, and the extent of soil and groundwater contamination is limited. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. PEI is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2002. The Company’s Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 22, 2003, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

The information required by Item 5 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2002 under the heading “Market for Common Stock and Related Stockholder Matters.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2002 under the heading “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2002 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2002 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements

The information required by Item 8 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2002 under the heading “Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 under the headings “Information Regarding the Board,” “Executive Compensation and Other Information” and “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2003 under the heading “Certain Transactions.”

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements are incorporated by reference into Part II, Item 8 of this Form 10-K under the respective headings from the annual report:

  Report of Ernst & Young LLP, Independent Auditors

  Consolidated Balance Sheets as of August 31, 2002 and 2001

  Consolidated Statements of Operations for the three years ended August 31, 2002

  Consolidated Statements of Stockholders’ Equity for the three years ended August 31, 2002

  Consolidated Statements of Cash Flows for the three years ended August 31, 2002

  Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:

  None

(c) See Exhibit Index and Exhibits attached to this report

(d) Financial Statement Schedules

  See “Schedule II: Valuation and Qualifying Accounts” attached to this report

SCHEDULE II
PRICESMART, INC.
VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

                                            Balance at        Charged to                          Balance at
                                           Beginning of       Costs and                             End of
                                              Period           Expenses         Deductions          Period
                                           ------------       ----------        ----------        ----------
Provisions for asset impairment:
Year ended August 31, 2000                   $    --           $    --           $    --            $    --
Year ended August 31, 2001                        --                --                --                 --
Year ended August 31, 2002                        --                --                --                 --

Allowance for doubtful accounts:
Year ended August 31, 2000                   $   444           $   239           $  (642)           $    41
Year ended August 31, 2001                        41               248              (231)                58
Year ended August 31, 2002                        58               197               (72)               183

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2002	PRICESMART, INC.
	By:	/s/ GILBERT A. PARTIDA Gilbert A. Partida President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE	Chairman of the Board	November 29, 2002
Robert E. Price

/s/ GILBERT A. PARTIDA Gilbert A. Partida	President, Chief Executive Officer and Director (Principal Executive Officer)	November 29, 2002

/s/ ALLAN C. YOUNGBERG Allan C. Youngberg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 29, 2002

/s/ RAFAEL E. BARCENAS	Director	November 29, 2002
Rafael E. Barcenas

/s/ JAMES F. CAHILL	Director	November 29, 2002
James F. Cahill

/s/ MURRAY L. GALINSON	Director	November 29, 2002
Murray L. Galinson

/s/ KATHERINE L. HENSLEY	Director	November 29, 2002
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 29, 2002
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 29, 2002
Lawrence B. Krause

/s/ ANGEL LOSADA M.	Director	November 29, 2002
Angel Losada M.

Signature	Title	Date

	Director	November __, 2002
Jack McGrory

/s/ EDGAR A. ZURCHER	Director	November 29, 2002
Edgar A. Zurcher

CERTIFICATIONS

I, Gilbert A. Partida, certify that:

1. I have reviewed this annual report on Form 10-K of PriceSmart, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

/s/ GILBERT A. PARTIDA Chief Executive Officer

I, Allan C. Youngberg, certify that:

1. I have reviewed this annual report on Form 10-K of PriceSmart, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002

/s/ ALLAN C. YOUNGBERG Chief Financial Officer

PRICESMART, INC.
EXHIBIT INDEX AND EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

3.3(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

10.1(1)	1997 Stock Option Plan of PriceSmart, Inc.

10.2(3)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(4)	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(5)	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(6)	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(7)	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(7)	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(8)	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(8)	Ninth Amendment to Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(9)	Tenth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.4(10)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(11)	Form of Indemnity Agreement.

10.6(1)	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(12)	Employment Agreement dated December 15, 1997 between the Company and Gilbert A. Partida.

10.7(b)(7)	First Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated November 22, 1999.

10.7(c)(13)	Second Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 10, 2000.

10.7(d)(8)	Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated October 16, 2001.

10.7(e)(14)	Third Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 16, 2002.

10.8(a)(15)	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(6)	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(7)	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(16)	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(8)	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.9(a)(17)	Promissory Note (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and dates of Pledge Agreements).

10.9(b)(18)	First Amendment to Promissory Note between the Company and Kevin C. Breen, dated June 1, 1999.

10.9(c)(18)	First Amendment to Promissory Note between the Company and Ron deHarte, dated June 1, 1999.

10.9(d)(18)	First Amendment to Promissory Note between the Company and Brud Drachman, dated June 1, 1999.

10.9(e)(18)	First Amendment to Promissory Note between the Company and Thomas D. Martin, dated June 1, 1999.

10.9(f)(18)	First Amendment to Promissory Note between the Company and Bill Naylon, dated June 1, 1999.

10.9(g)(18)	First Amendment to Promissory Note between the Company and Ed Oats, dated June 1, 1999.

10.9(h)(18)	Promissory Note between the Company and Allan C. Youngberg, dated July 27, 1999.

10.10(a)(17)	Pledge Agreement (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and number of pledged shares).

10.10(b)(18)	Pledge Agreement between the Company and Allan C. Youngberg, dated July 27, 1999.

10.11(19)	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(a)(18)	Employment Agreement dated as of July 23, 1999 between the Company and Allan C. Youngberg.

10.12(b)(18)	First Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated July 26, 1999.

10.12(c)(8)	Second Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated September 26, 2001.

10.12(d)(8)	Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated October 16, 2001.

10.12(e)(9)	Fourth Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated November 19, 2002.

10.13(a)(18)	Employment Agreement dated as of March 31, 1998 between the Company and K.C. Breen.

10.13(b)(18)	First Amendment of Employment Agreement between the Company and K.C. Breen, dated March 31, 1999.

10.13(c)(18)	Second Amendment of Employment Agreement between the Company and K.C. Breen, dated October 1, 1999.

10.13(d)(13)	Third Amendment of Employment Agreement between the Company and K.C. Breen, dated January 11, 2000.

10.13(e)(16)	Fourth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 24, 2001.

10.13(f)(8)	Amendment of Employment Agreement between the Company and K.C. Breen, dated October 16, 2001.

10.13(g)(14)	Fifth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 16, 2002.

10.14(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.15(13)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.16(13)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.17(a)(13)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.17(b)(13)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.18(a)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0 million (in Spanish).

10.18(b)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.18(c)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).

10.18(d)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.19(a)(13)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.19(b)(13)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.20(a)(13)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in Spanish).

10.20(b)(13)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in English).

10.21(13)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.22(7)	Registration Rights Agreement dated as of March 15, 2000 by and among the Company and BB&M International Trading Group.

10.23(13)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.24(20)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.25(a)(7)	Stock Purchase Agreement dated as of June 5, 2000 by and among the Company, PSC, S.A. and the Shareholders of PSC, S.A.

10.25(b)(7)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.26(7)	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.27(7)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.28(16)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(16)	Licensee Agreement - PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.29(b)(9)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.30(a)(16)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in Spanish).

10.30(b)(16)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in English).

10.31(16)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.32(16)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.33(16)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.34(21)	Common Stock Purchase Agreement entered into as of April 19, 2001 by and among the Company, Whiffletree Partners L.P. and Benchmark Partners.

10.35(21)	Common Stock Purchase Agreement entered into as of April 20, 2001 by and among the Company, Caxton International Limited, Caxton Equity Growth (BVI) Ltd. and Caxton Equity Growth LLC.

10.36(8)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.37(a)(8)	Employment Agreement between the Company and William Naylon, dated as of February 1, 2000.

10.37(b)(8)	First Amendment to Employment Agreement between the Company and William Naylon, dated as of January 24, 2001.

10.37(c)(8)	Second Amendment to Employment Agreement between the Company and William Naylon, dated as of October 16, 2001.

10.37(d)(14)	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.38(a)(8)	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.38(b)(8)	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.38(c)(14)	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.39(8)	Loan Agreement among Banco Popular de Puerto Rico, PSMT LLC and the Company, dated September 7, 2001 for $2 million.

10.40(8)	Continuing Guaranty by the Company to Banco de Puerto Rico, dated September 7, 2001 for $2 million.

10.41(8)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.42(8)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.43(22)	2001 Equity Participation Plan of PriceSmart, Inc.

10.44(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.45(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.46(2)	Common Stock Purchase Warrant dated January 17, 2002 issued to Grupo Gigante, S.A. de C.V.

10.47(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.48(2)	Right of First Refusal Agreement by and among Grupo Gigante, S.A. de C.V. and Robert E. Price, Sol Price, The Price Family Charitable Fund, The Price Group LLC, the Robert and Allison Price Trust, the Robert & Allison Price Charitable Remainder Trust, the Price Family Charitable Trust and the Sol and Helen Price Trust dated as of January 15, 2002.

10.49(23)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.50(23)	Loan agreement by Global Bank and PSMT Philippines, Inc. dated November 27, 2001 for $2.5 million.

10.51(24)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.52(25)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.53(25)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.54(25)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent. Ltd.

10.55(26)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.56(a)(9)	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.56(b)(9)	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.56(c)(9)	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.56(d)(9)	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.57(a)(9)	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.57(b)(9)	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.57(c)(9)	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.57(d)(9)	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.57(e)(9)	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.58(9)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

11.1(9)	Computation of Net Income (Loss) Per Common Share (Basic and Diluted).

13.1(9)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2002.

21.1(9)	Subsidiaries of the Company.

23.1(9)	Consent of Ernst & Young LLP, Independent Auditors.

99.1(9)	Certification of Chief Operating Officer.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.

(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(4)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(5)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(9)	Filed herewith.

(10)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(11)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(21)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on May 11, 2001.

(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.

(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.