Form 10-Q
period 2002-11-30
PRICESMART INC
filed 2003-01-14
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

(858) 581-4530
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The registrant had 6,871,063 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2002.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited condensed consolidated balance sheet as of November 30, 2002, the condensed consolidated balance sheet as of August 31, 2002, the unaudited condensed consolidated statements of operations for the three months ended November 30, 2002 and 2001, the condensed consolidated statements of cash flows for the three months ended November 30, 2002 and 2001, and the condensed consolidated statements of stockholders’ equity for the three months ended November 30, 2002 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements concerning the Company’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company’s financial performance is dependent on international operations which involves risks, including the imposition of governmental controls and general political, economic and business conditions; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; substantial control of the Company’s voting stock by a few of the Company’s stockholders may make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company’s business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; and the adoption of SFAS No. 142 could adversely affect the Company’s future results of operations and financial position; as well as the other risks described in the Company’s SEC reports, including the Company’s Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2002.

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2002 (fiscal 2003) and November 30, 2001 (fiscal 2002), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included within.

PriceSmart’s business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouses in operation as of November 30, 2002 and 2001, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouses in Operation (as of November 30, 2001)	Number of Warehouses in Operation (as of November 30, 2002)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	3	3	100%	Consolidated
Guatemala	3	3	66%	Consolidated
Philippines	2	4	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	1	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Ecuador	—	—	60%	Consolidated
Jamaica	—	—	67.5%	Consolidated
Nicaragua	—	—	51%	Consolidated

Totals	23	27

Mexico	—	2	50%	Equity

The Company seeks to establish significant market share in metropolitan areas of emerging market countries by rapidly saturating these areas with second and third warehouse locations. Same-store sales, which are for stores open at least 12 full months, decreased 0.9% for the three months ended November 30, 2002 compared to the same period last year. The average life of the 27 and 23 warehouses in operation at the end of November 30, 2002 and 2001 was 28 and 20 months, respectively.

During the first quarter of fiscal 2003, the Company opened one new U.S.-style membership shopping warehouses in Alabang, Philippines. During the first quarter of fiscal 2002, the Company opened one new U.S.-style membership shopping warehouse in Pasig City, Philippines. As part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened two new U.S.-style membership shopping warehouses in Mexico during the first quarter of fiscal 2003. Additionally, there were eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of the first quarter of fiscal 2003, versus ten licensed warehouse stores (nine in China and one in Saipan, Micronesia) at the end of the first quarter of fiscal 2002.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Net warehouse sales increased 13.4% to $162.0 million in the first quarter of fiscal 2003, from $142.8 million in the first quarter of fiscal 2002. The increase is primarily attributable to the opening of four new warehouses (three in Asia and one in the Caribbean) since the end of the first quarter of fiscal 2002.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first quarter of fiscal 2003 increased to 14.7% from 14.6% in the first quarter of fiscal 2002. The slight increase in gross profit margins of 10 basis points resulted primarily from increased gross margins attained period over period both in Latin America and the Caribbean, offset by lower gross margins attained period over period in Asia as a result of the Company opening additional warehouses in the Asian market resulting in cannibalization of sales and lower margins attained in the current period over the prior year period.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which includes sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 12-Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements included within). Export sales in the first quarter of fiscal 2003 were $2.6 million compared to $429,000 in the first quarter of fiscal 2002. The change between periods is primarily due to increased direct sales to third parties from the Company’s distribution centers, including sales of $970,000 to PriceSmart Mexico, which began operations during the first quarter of fiscal year 2003.

The Company’s export sales gross margin for the first quarter of fiscal 2003 was 5.2% compared to 3.5% in the first quarter of fiscal 2002. The gross margin percentages on export sales can vary significantly based upon the Company’s success in negotiating the purchase and sale of product through its distribution centers to third parties. The margins from sales to the Company’s Saipan licensee and sales to PriceSmart Mexico are approximately 2.5% and 2.0%, respectively.

Membership fees and other, including fees earned from licensees, increased to $4.8 million in the first quarter of fiscal 2003 from $4.4 million in the first quarter of fiscal 2002. Membership fees (which are recognized into income ratably over the one-year life of the membership) and other income (which includes rental income, advertising revenues, construction revenue, vendor promotions and rebates), excluding fees earned from licensees, increased to $4.5 million, or 2.8% of net warehouse sales, in the first quarter of fiscal 2003 from $4.1 million, or 2.9% of net warehouse sales, in the first quarter of fiscal 2002. The increase in amounts between periods was primarily a result of the four new warehouse openings between the periods presented, resulting in an increase in total memberships and increases in other revenues. Licensee fees increased to $313,000 in the first quarter of fiscal 2003 from $262,000 in the first quarter of fiscal 2002, due to one additional licensee warehouse opened between the periods presented.

Warehouse operating expenses increased to $18.7 million, or 11.6% of net warehouse sales, in the first quarter of fiscal 2003 from $16.8 million, or 11.8% of net warehouse sales, in the first quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the four new warehouses opened since the first quarter of fiscal 2002 partially offset by a reduction in operating expenses, primarily through a reduction in average staffing per warehouse. The decrease in operating expenses as a percentage of net warehouse sales is primarily attributable to the aforementioned reduction in average staffing per warehouse, offset by higher operating costs from the Company’s four warehouses opened within the last 12 months. As the Caribbean and Philippine markets continue to mature, the Company expects to realize further period-over-period efficiencies in these markets in fiscal 2003, similar to the year-over-year improvements realized in the Company’s 17 Latin American warehouses from fiscal 2000 through 2002.

General and administrative expenses were $4.4 million, or 2.7% of net warehouse sales, in the first quarter of fiscal 2003 compared to $4.4 million, or 3.1% of net warehouse sales, in the first quarter of fiscal 2002. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in net warehouse sales and increased operating efficiencies between the periods presented.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $576,000 in the first quarter of fiscal 2003 from $848,000 in the first quarter of fiscal 2002. Although the Company had one warehouse opening in the Philippines for both fiscal quarters presented (not including the two stores opened in Mexico as part of a 50/50 joint venture during the first quarter of fiscal 2003), pre-opening expenses decreased primarily because one store opened in December 2001 (second quarter of fiscal 2002) while no new store openings are planned for the second quarter of fiscal 2003. The Company anticipates opening one store in Jamaica in the third quarter and up to two in the fourth quarter (Nicaragua and Philippines) of fiscal 2003. The Company also plans to open its third store through the Company’s 50/50 joint venture in Mexico in the third quarter of fiscal 2003 and is currently evaluating the timing for a store likely to open in Ecuador in early fiscal 2004.

Interest income primarily reflects earnings on cash and cash equivalents, restricted cash deposits securing long term debt, marketable securities and certain secured notes receivable from buyers of formerly owned properties. Interest income was $705,000 in the first quarter of fiscal 2003 compared to $792,000 in the first quarter of fiscal 2002. The change in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the first quarter of fiscal 2003 in comparison to the prior year period.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations and for local currency loans secured by U.S. dollar deposits in the Philippines to lessen foreign exchange risks in that country. Interest expense increased to $2.5 million in the first quarter of fiscal 2003 from $2.3 million in the first quarter of fiscal 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented. Interest expense has been slightly offset in the current period as a result of a reduction in lending rates between the periods.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective interests.

The Company recorded an income tax provision of $836,000 (34% effective rate) and $242,000 (18% effective rate) for the three months ended November 30, 2002 and 2001, respectively. The lower effective rate in the prior year first quarter was a result of a $208,000 tax benefit on U.S. profits from varying tax rates in foreign markets. Management expects the effective tax rate to continue to be higher than in prior periods until such time that existing deferred tax valuation allowances can be utilized through sufficient positive evidence.

Preferred dividends of $400,000 reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and paid quarterly in cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, pre-opening expense and working capital requirements associated with new warehouse stores.

The Company had positive working capital (defined as current assets less current liabilities) as of November 30, 2002 of $16.2 million, compared to a positive position of $75,000 as of November 30, 2001. The net increase in working capital of $16.1 million between periods was primarily due to an increase in cash flow from operations from the Company’s 27 warehouses open as of November 30, 2002 offset by an increase in cash used by operating assets and liabilities (primarily inventories, accounts payable and accounts receivable) for new store openings.

Net cash flows provided by (used in) operating activities were $9.1 million and $(2.4) million in the first quarters of fiscal 2003 and 2002, respectively. The increase of $11.5 million resulted from improvements in inventory, financing from vendors of $9.7 million, an increase in net income of $470,000 and an increase in depreciation and amortization of $1.0 million.

Net cash used in investing activities was $13.2 million and $12.4 million in the first quarters of fiscal 2003 and 2002, respectively. The increase in the use of cash of approximately $800,000 resulted from a $4.5 million capital investment in the Mexico joint venture, offset by a decrease in additions to property and equipment for new warehouses constructed or under construction of $3.6 million.

Net cash provided by financing activities was $6.0 million and $8.2 million in the first quarters of fiscal 2003 and 2002, respectively. The decrease of approximately $2.2 million resulted from dividends paid on preferred stock of $400,000, an increase in net bank repayments of $3.7 million and a decrease in proceeds from stock options exercised of $900,000. This decrease was offset by an an increase in contributions by minority shareholders of $150,000 and the sale of treasury stock related to the Nicaragua joint venture of $2.7 million less related costs.

For fiscal 2003, the Company currently intends to spend an aggregate amount of approximately $32 million for land, building and equipment for four new warehouses (one of which opened during the first quarter), and up to another $9.0 million in capital contributions to its 50% joint venture in Mexico. Actual capital expenditures for new warehouse locations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject. The Company, primarily through its foreign subsidiaries (excluding Mexico), intends to increase bank borrowings by approximately $18 million during fiscal 2003, depending on the number of stores opened, and to use these proceeds, as well as excess cash generated from existing operations, to finance these expenditures.

The Company’s 50% owned Mexico joint venture, accounted for under the equity method of accounting, incurred capital expenditures in the first quarter of fiscal 2003 totaling $1.7 million towards the construction of the third and fourth planned PriceSmart warehouses in Mexico. During the first quarter, the Company and Gigante each contributed $4.5 million for a total of $31 million of cumulative capital investment and, as of November 30, 2002, the joint venture had approximately $3.3 million of cash on hand. For the remainder of fiscal 2003, both the Company and Gigante plan to each contribute up to an additional $4.5 million of capital to the joint venture in Mexico, for aggregate contributions to the joint venture of $40 million.

The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

Financing Activities

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At November 30, 2002, none of the shares of Preferred Stock had been converted and none of the warrants had been exercised.

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A. in a private placement for an aggregate purchase price and proceeds to the Company of approximately $2.7 million. Proceeds from the sale of the common stock will be used for capital expenditures and working capital requirements related to future warehouse expansion.

Short-Term Borrowings and Debt

As of November 30, 2002, the Company, through its majority or wholly owned subsidiaries, had $22.3 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the

Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of November 30, 2002, the Company had approximately $10 million available on the facilities.

The Company’s long term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $27.3 million as of November 30, 2002, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note and the interest coverage ratio for a $6.0 million note. The Company obtained the necessary waivers for these notes through February 28, 2003 and August 31, 2003, respectively.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of November 30, 2002 there were outstanding letters of credit of approximately $4.0 million.

Contractual Obligations

As of November 30, 2002, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$108,925	$12,084	$44,577	$20,772	$31,492
Operating leases	139,087	8,970	16,722	16,657	96,738

Total	$248,012	$21,054	$61,299	$37,429	$128,230

Significant Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory and impairment of long-lived assets. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

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

Impairment of Long-lived Assets:    The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value.

Stock-Based Compensation:    Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation (see “Note 5—Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements included within). Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 did not have a material impact on the Company’s consolidated financial statements. Compensation expense recognized for stock options for the first quarter of fiscal 2003 was $25,000.

Basis of Presentation:    The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In addition to rescinding three FASB statements, SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 has not had a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2002, the Company had a total of 27 warehouses operating in ten foreign countries and two U.S. territories (excluding the two warehouses owned in Mexico through its 50/50 joint venture). 19 of the 27 warehouses operate under foreign currencies other than the U.S. dollar. For the quarters ended November 30, 2002 and 2001, approximately 74% of the Company’s net warehouse sales were in foreign currencies. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies.

The Company plans to enter into additional foreign countries in the future, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. The Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. However, there can be no assurance that the Company will not experience a materially adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries were $7.6 million and $6.3 million as of November 30, 2002 and August 31, 2002, respectively.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of November 30, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of November 30, 2002. Additionally, no realized losses were incurred for the three months ended November 30, 2002, as none were entered into during the period. Although the Company has not purchased any NDFs subsequent to November 30, 2002, it may purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, were $268,000 and $296,000 for the three months ended November 30, 2002 and 2001, respectively (including the cost of any NDFs entered into).

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of November 30, 2002:

Country/Territory	Number of Warehouses in Operation	Anticipated Warehouse Openings in Fiscal 2003	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	—	Costa Rican Colon
Dominican Republic	3	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
Philippines	4	1	Philippine Peso
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	1	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	—	1	Jamaican Dollar
Nicaragua	—	1	Nicaragua Cordoba Oro

Totals	27	3

Mexico (50% Joint Venture)	2	1	Mexican Peso

The Company is exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net income by approximately $797,000 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A., in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended, for an aggregate purchase price and proceeds to the Company of approximately $2.7 million. Proceeds from the sale of the common stock will be used for capital expenditures and working capital requirements related to future warehouse expansion in Nicaragua. In connection with the sale, PSC represented to the Company that it is an accredited investor, the shares were acquired for its own account and not with a view to any distribution thereof to the public, and to the absence of general solicitation or advertising. In addition, the Company affixed appropriate legends to the share certificates.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1	Certification of Chief Operating Officer.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 14, 2003	By:	/s/ GILBERT A. PARTIDA
Gilbert A. Partida President and Chief Executive Officer

Date:	January 14, 2003	By:	/S/ ALLAN C. YOUNGBERG
Allan C. Youngberg Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Gilbert A. Partida, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PriceSmart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ GILBERT A. PARTIDA
Gilbert A. Partida Chief Executive Officer

I, Allan C. Youngberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PriceSmart, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ ALLAN C. YOUNGBERG
Allan C. Youngberg Chief Financial Officer

PRICESMART, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2002	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,755	$25,244
Marketable securities	3,013	3,015
Receivables, net of allowance for doubtful accounts of $161 and $183, respectively	16,300	12,086
Merchandise inventories	104,260	79,568
Prepaid expenses and other current assets	10,766	9,453
Deferred tax asset, current portion	3,869	—

Total current assets	163,963	129,366

Restricted cash	27,315	21,918
Property and equipment, net	190,230	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,618	14,560
Other assets	4,050	4,018
Investment in unconsolidated affiliate	14,698	10,963

TOTAL ASSETS	$433,945	$389,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$22,253	$23,553
Accounts payable	101,735	66,700
Accrued salaries and benefits	3,887	3,195
Deferred membership income	4,004	3,993
Income taxes payable	864	1,425
Other accrued expenses	4,664	6,597
Long-term debt, current portion	10,313	9,059

Total current liabilities	147,720	114,522
Long-term debt, net of current portion	98,612	90,539

Total liabilities	246,332	205,061

Minority interest	11,238	10,187

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized; Series A convertible preferred stock– 20,000 shares designated, 20,000 and 20,000 shares issued and outstanding, respectively	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,284,338 and 7,282,939 shares issued and outstanding, respectively	1	1
Additional paid-in capital	161,909	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(85)	(95)
Accumulated other comprehensive loss	(7,596)	(6,292)
Retained earnings	9,057	7,864
Less: treasury stock at cost; 414,500 and 498,422 shares outstanding, respectively	(9,416)	(11,322)

Total stockholders’ equity	176,375	173,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,945	$389,003

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2002	2001
Revenues:
Sales:
Net warehouse	$162,018	$142,751
Export	2,576	429
Membership fees and other	4,796	4,368

Total revenues	169,390	147,548

Expenses:
Cost of goods sold:
Net warehouse	138,233	121,874
Export	2,443	414
Selling, general and administrative:
Warehouse operations	18,737	16,836
General and administrative	4,388	4,381
Preopening expenses	576	848

Total expenses	164,377	144,353

Operating income	5,013	3,195

Other income (expense):
Interest income	705	792
Interest expense	(2,511)	(2,341)
Other income (expense)	10	(20)
Equity of unconsolidated affiliate	(765)	—
Minority interest	(23)	(261)

Total other expense	(2,584)	(1,830)

Income before provision for income taxes	2,429	1,365
Provision for income taxes	836	242

Net income	1,593	1,123
Preferred dividends	400	—

Net income available to common stockholders	$1,193	$1,123

Earnings per share:
Basic	$0.17	$0.18
Fully diluted	$0.17	$0.17
Shares used in per share computation:
Basic	6,846	6,257
Fully diluted	6,970	6,577

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$1,593	$1,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,626	2,658
Allowance for doubtful accounts	(22)	96
Deferred income taxes	73	242
Minority interest	23	261
Equity in losses of non-consolidated affiliate	758	—
Compensation expense recognized for stock options	25	53
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(7,330)	(3,363)
Merchandise inventory	(24,692)	(18,204)
Accounts payable	35,035	14,758

Net cash flows provided by (used in) operating activities	9,089	(2,376)

INVESTING ACTIVITIES:
Additions to property and equipment	(8,739)	(12,293)
Disbursement of notes receivable	—	(83)
Investment in unconsolidated affiliate	(4,500)	—

Net cash flows used in investing activities	(13,239)	(12,376)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	24,495	58,334
Repayment of bank borrowings	(16,469)	(51,926)
Restricted cash	(5,397)	(48)
Dividends on convertible preferred stock	(400)	—
Contributions by minority interest shareholders	1,028	879
Sale of treasury stock – Nicaragua joint venture	2,609	—
Proceeds from exercise of stock options	97	997

Net cash flows provided by financing activities	5,963	8,236

Effect of exchange rate changes on cash and cash equivalents	(1,302)	(871)

Net increase (decrease) in cash and cash equivalents	511	(7,387)
Cash and cash equivalents at beginning of period	25,244	26,280

Cash and cash equivalents at end of period	$25,755	$18,893

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,787	$956
Income taxes	$275	$—

See accompanying notes.

PRICESMART, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,864	498	$(11,322)	$173,755
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(400)	—	—	(400)
Sale of treasury stock — Nicaragua joint venture	—	—	—	—	808	—	—	—	—	—	(79)	1,801	2,609

Exercise of stock options	—	—	1	—	(8)	—	—	—	—	—	(4)	105	97
Common stock issued and stock compensation expense	—	—	—	—	15	—	—	(15)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	25	—	—	—	—	25

Net Income	—	—	—	—	—	—	—	—	—	1,593	—	—	1,593
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)

Translation adjustment	—	—	—	—	—	—	—	—	(1,302)	—	—	—	(1,302)

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	289

Balance at November 30, 2002	20	$19,914	7,284	$1	$161,909	$3,360	$(769)	$(85)	$(7,596)	$9,057	415	$(9,416)	$176,375

See accompanying notes.

PRICESMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2002

NOTE 1—COMPANY OVERVIEW

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2002, the Company had 27 warehouse stores in operation in ten countries and two U.S. territories (four in Panama and the Philippines, three each in Costa Rica, the Dominican Republic and Guatemala, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Guam and the U.S. Virgin Islands), of which the Company owns at least a majority interest. The Company also had two warehouse stores in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. In fiscal 2002, the Company increased its ownership from 60% to 90% in the operations in Aruba and increased its ownership from 51% to 100% in the operations in Barbados. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras. There also were eleven warehouse stores in operation (ten in China and one in Saipan) licensed to and operated by local business people as of November 30, 2002. The Company principally operates under one segment in three geographic regions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited consolidated financial statements for the year ended August 31, 2002 filed on Form 10-K on November 29, 2002.

	Ownership	Basis of Presentation
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad	90.0%	Consolidated
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Ecuador	60.0%	Consolidated
PriceSmart Nicaragua	51.0%	Consolidated
PriceSmart Mexico	50.0%	Equity
PSMT Caribe, Inc:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash—Restricted cash represents time deposits that are pledged as collateral for majority-owned subsidiary loans and amounts deposited in escrow for future asset acquisitions.

Marketable Securities—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of the stockholders’ equity. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Merchandise Inventories—Merchandise inventories, which is comprised of merchandise for resale, are valued at the lower of cost (average cost) or market.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Fixture and equipment lives range from 3 to 15 years and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is probable that the renewal option in the underlying lease will be exercised.

Revenue Recognition—The Company recognizes sales revenue when title passes to the customer. Membership fee income represents annual membership fees paid by the Company’s warehouse members, which are recognized over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”) “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive loss.

Stock-Based Compensation—Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in SFAS 123, which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted (See Note 5). Historically, and through August 31, 2002, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Accounting Pronouncements—In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In addition to rescinding three FASB statements, SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 has not had a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect SFAS 146 to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2002	August 31, 2002
Land	$33,005	$31,080
Building and improvements	113,791	109,936
Fixtures and equipment	71,899	67,848
Construction in progress	5,500	6,591

	224,195	215,455
Less: accumulated depreciation	(33,965)	(30,348)

Property and equipment, net	$190,230	$185,107

Building and improvements includes capitalized interest costs of $1.3 million and $1.2 million as of November 30, 2002 and August 31, 2002, respectively.

NOTE 4—EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2002	2001
Income available to common stockholders	$1,193	$1,123
Determination of shares:
Common shares outstanding	6,846	6,257
Assumed conversion of:
Stock options	124	320
Preferred stock	—	—
Warrants	—	—

Diluted average common shares outstanding	6,970	6,577
Net income available to common stockholders:
Basic earnings per share	$0.17	$0.18
Diluted earnings per share	$0.17	$0.17

NOTE 5—STOCK-BASED COMPENSATION

As of November 30, 2002, the company has three stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans vest over five years. The cost related to stock-based employee compensation included in the determination of net income for the three months ended November 30, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended November 30,
	2002	2001
Net income, as reported	$1,193	$1,123
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(723)	(956)

Pro forma net income	$495	$220
Earnings per share:
Basic-as reported	$0.17	$0.18
Basic-pro forma	$0.07	$0.04
Diluted-as reported	$0.17	$0.17
Diluted-pro forma	$0.07	$0.03

NOTE 6—COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

NOTE 7—SHORT-TERM BORROWINGS AND DEBT

As of November 30, 2002, the Company, through its majority or wholly owned subsidiaries, had $22.3 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of November 30, 2002, the Company had approximately $10 million available on the facilities.

The Company’s long term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $27.3 million as of November 30, 2002, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note and the interest coverage ratio for a $6.0 million note. The Company obtained the necessary waivers for these notes through February 28, 2003 and August 31, 2003, respectively.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of November 30, 2002 there were outstanding letters of credit in the amount of $4.0 million.

NOTE 8—COMPREHENSIVE LOSS

Comprehensive loss is net losses, plus certain other items that are recorded directly to shareholders’ equity. The only such items currently applicable to the Company are net unrealized gains or losses on marketable securities and translation adjustments. The Company’s comprehensive loss was $7.6 million and $6.3 million as of November 30, 2002 and August 31, 2002, respectively.

NOTE 9—FOREIGN CURRENCY INSTRUMENTS

The Company transacts business primarily in various Latin American and Caribbean foreign currencies. The Company, at times, enters into non-deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of November 30, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of November 30, 2002. Additionally, no realized losses were incurred for the three months ended November 30, 2002, as none were entered into during the period.

NOTE 10—GOODWILL

The Company’s business combinations are accounted for under the purchase method of accounting and include the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

In fiscal 2002, the Company increased its ownership from 60% to 90% in the operations in Aruba and increased its ownership from 51% to 100% in the operations in Barbados. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras (PSMT Caribe, Inc.).

The Company’s goodwill as of November 30, 2002 and August 31, 2002 was $23 million and is allocated as follows (in thousands):

Panama	$7,370
PSMT Caribe, Inc.	13,678
Trinidad	712
Aruba	782
Barbados	1,750

$24,292

Less: Accumulated amortization	(1,221)

Goodwill, net	$23,071

The Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142), “Goodwill and Other Intangible Assets” effective September 1, 2001 (Fiscal 2002). Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has performed the required impairment tests of the Company’s goodwill and as a result, no impairment losses have been recorded for the periods presented

NOTE 11—CONVERTIBLE PREFERRED STOCK AND WARRANTS

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock accrues an annual cumulative preferred dividend rate of 8.0%, payable quarterly in cash. The Preferred Stock is convertible, at the option of the holder, at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 17, 2007, at a redemption price equal to the liquidation preference, or $1,000 per share, plus any accumulated and unpaid dividends. On January 17, 2012, each share of Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable shares of common stock. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At November 30, 2002, none of the shares of the Preferred Stock had been converted and none of the warrants had been exercised.

NOTE 12—RELATED PARTY TRANSACTIONS

In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”) to initially open four PriceSmart warehouse stores in Mexico. In November 2002, two of the four planned warehouses in Mexico were opened, in Irapuato and Celaya. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 of the 20,000 shares of Preferred Stock issued, and all of the warrants to purchase 200,000 shares of the Company’s common stock, for a total of $15 million. During the third quarter of fiscal 2002, PriceSmart Mexico, the Company’s Mexico joint venture, began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture plans to construct and operate a membership warehouse. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease. The Company expects the term of the proposed lease will be 30 years with two five-year renewal options, and the lease will have a future minimum lease commitment of approximately $300,000 per year. However, the terms of the lease have not been finalized and are subject to approval by Gigante and the Board of Directors of the joint venture.

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first quarter of fiscal 2003, export sales to PriceSmart Mexico were approximately $970,000, and are included in total export sales of $2.6 million on the Condensed Consolidated Statements of Operations. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $206,000.

On January 22, 2002, the Company sold an aggregate of 1,650 shares of the Preferred Stock (see Note 11), for $1.7 million, to entities affiliated with Mr. Sol Price, a significant stockholder of the Company. The entities affiliated with Mr. Sol Price also entered into an agreement granting Gigante a one-year right of first refusal to their shares of the Company’s capital stock.

        On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A. in a private placement for an aggregate purchase price and proceeds to the Company of approximately $2.7 million. Proceeds from the sale of the common stock will be used for capital expenditures and working capital requirements related to future warehouse expansion. PSC beneficially owns approximately 11.0% of the Company’s common stock and Edgar Zurcher, a director of the Company, is a director and minority shareholder of PSC.