Form 10-Q
period 2003-02-28
PRICESMART INC
filed 2003-04-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 000-22793

PriceSmart, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4649 Morena Boulevard

San Diego, California 92117

(Address of principal executive offices)

(858) 581-4530

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The registrant had 6,871,913 shares of its common stock, par value $.0001 per share, outstanding at March 31, 2003.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited condensed consolidated balance sheet as of February 28, 2003, the condensed consolidated balance sheet as of August 31, 2002, the unaudited condensed consolidated statements of operations for the three and six months ended February 28, 2003 and 2002, the unaudited condensed consolidated statements of cash flows for the six months ended February 28, 2003 and 2002, and the unaudited condensed consolidated statements of stockholders’ equity for the six months ended February 28, 2003 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements concerning the Company’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company’s financial performance is dependent on international operations which involves risks, including the imposition of governmental controls and general political, economic and business conditions; any failure by the Company to manage its growth could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of goods to its warehouses; the success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse stores would harm its business; substantial control of the Company’s voting stock by a few of the Company’s stockholders may make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company’s business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; and a determination that the Company’s goodwill and intangible assets have been impaired as a result of a test under Statement of Financial Accounting Standards (“SFAS”) No. 142 could adversely affect the Company’s future results of operations and financial position; as well as the other risks described in the Company’s Securities and Exchange Commission (“SEC”) reports, including the Company’s Form 10-K filed pursuant to the Securities Exchange Act on November 29, 2002.

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2003 (fiscal 2003) and February 28, 2002 (fiscal 2002), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere herein.

PriceSmart’s business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouses in operation as of February 28, 2002 and 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouses in Operation (as of February 28, 2002)	Number of Warehouses in Operation (as of February 28, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	3	3	100%	Consolidated
Guatemala	3	3	66%	Consolidated
Philippines	2	4	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Ecuador	—	—	60%	Consolidated
Jamaica	—	—	67.5%	Consolidated
Nicaragua	—	—	51%	Consolidated

Totals	24	27

Mexico	—	2	50%	Equity

The Company’s business strategy is to operate stores in Latin America, the Caribbean, and Asia that sell high quality merchandise at low prices to our customers, fair wages and benefits to our employees and a fair return to our stockholders.

Same-store sales, which are for stores open at least 12 full months, decreased 0.5% and 0.7% for the 13 and 26 weeks ended March 2, 2003, respectively, compared to the same periods last year. Sales and gross profit margins have been negatively impacted in the current year due in part to declining economic conditions, devaluation of foreign currencies and increased competition over the prior year period in several of the markets in which the Company operates. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected.

During the first six months of fiscal 2003, the Company opened one new U.S.-style membership shopping warehouse in Alabang, Philippines, and as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened two new U.S.-style membership shopping warehouses in Mexico. During the first six months of fiscal 2002, the Company opened two new U.S.-style membership shopping warehouses (one in Trinidad and one in the Philippines). The average life of the 27 and 24 warehouses in operation at the end of February 28, 2003 and 2002 was 31 and 22 months, respectively.

Subsequent to February 28, 2003, the Company opened two additional warehouses, one in Jamaica and one in Mexico (as part of a 50/50 joint venture). Additionally, there were twelve licensed warehouse stores in operation at the end of the second quarter of fiscal 2003, compared to ten licensed warehouse stores at the end of the second quarter of fiscal 2002.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Net warehouse sales increased 8.6% to $183.2 million in the second quarter of fiscal 2003, from $168.6 million in the second quarter of fiscal 2002. The increase is attributable to three new warehouses in Asia since the end of the second quarter of fiscal 2002, offset slightly by a decrease in sales in our Latin America and Caribbean regions due to a slower than anticipated holiday sales.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the second quarter of fiscal 2003 decreased to 13.7% from 14.4% in the second quarter of fiscal 2002. The decrease in gross profit margins of 70 basis points resulted primarily from lower non-food sales, aggressive pricing and markdowns over the prior year period.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouses operating in Saipan, direct sales to third parties and sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 12-Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements included within). Export sales in the second quarter of fiscal 2003 were $1.1 million compared to $285,000 in the second quarter of fiscal 2002. The increase is primarily due to greater sales to third parties, including sales of $305,000 to PriceSmart Mexico.

The Company’s export sales gross profit margins for the second quarter of fiscal 2003 were 4.6% compared to 1.8% in the second quarter of fiscal 2002. The increase in gross profit margins was due to higher margins on third party sales (excluding Mexico). The gross profit margins from sales to the Company’s Saipan licensee and sales to PriceSmart Mexico are approximately 2.5% and 0.4%, respectively.

Membership fees, which are recognized into income ratably over the one-year life of the membership, increased 2.4% to $2.24 million, or 1.2% of net warehouse sales, in the second quarter of fiscal 2003 compared to $2.18 million, or 1.3% of net warehouse sales, in the second quarter of fiscal 2002. The increase in amounts was due to additional stores and the 10 basis point decrease is attributable primarily to the Caribbean and Asia region’s lower average membership fees in both markets and a reduction in total active members in several Caribbean markets.

Other income consists of rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, decreased to $2.2 million, or 1.2% of net warehouse sales, in the second quarter of fiscal 2003 from $2.3 million, or 1.4% of net warehouse sales, in the second quarter of fiscal 2002. The decrease in amounts in the current year was primarily related to lower third party construction revenues and lower rental and ad revenues. Licensee fees increased to $312,000 in the second quarter of fiscal 2003 from $295,000 in the second quarter of fiscal 2002, due to two additional licensee warehouses opened.

Warehouse operating expenses increased to $19.8 million, or 10.8% of net warehouse sales, in the second quarter of fiscal 2003 from $18.0 million, or 10.7% of net warehouse sales, in the second quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the three new warehouses opened in Asia since the second quarter of fiscal 2002 and an increase in property insurance, utility costs and an increased percentage of credit card usage, offset by a reduction in payroll related costs.

General and administrative expenses were $4.8 million, or 2.6% of net warehouse sales, in the second quarter of fiscal 2003 compared to $4.2 million, or 2.5% of net warehouse sales, in the second quarter of fiscal 2002. General and administrative expenses have increased by approximately $550,000 over the prior year second quarter primarily due to an increase in both internal and external tax and audit related activities and higher legal related costs.

Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Philippine licensee of the Company on February 15, 2002.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $288,000 in the second quarter of fiscal 2003 from $742,000 in the second quarter of fiscal 2002. The Company had no warehouse openings in the second quarter of fiscal 2003, with one opening subsequent to quarter end, compared to one opening in the second quarter of fiscal 2002, with one opening subsequent to the quarter end. In addition to the opening of the Jamaica store subsequent to February 28, 2003, the Company anticipates opening one additional store in Nicaragua in the fourth quarter of fiscal 2003.

Interest income reflects earnings on cash and cash equivalents, restricted cash deposits securing long term debt and marketable securities. Interest income was $739,000 in the second quarter of fiscal 2003 compared to $798,000 in the second quarter of fiscal 2002. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the second quarter of fiscal 2003 in comparison to the prior year period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $2.5 million in the second quarter of fiscal 2003 from $2.3 million in the second quarter of fiscal 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods and a reduction in short term borrowings.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. Two warehouses were opened in Mexico in November 2002 with a third opening in late March 2003. Losses from the Mexico joint venture for the second quarter of fiscal 2003 were $1.3 million, of which the Company’s share was $648,000. The Mexico joint venture was not in operation in last year’s second quarter.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective interests.

The Company recorded an income tax provision of $793,000 (32.9% effective rate) and $854,000 (32.5% effective rate) for the three months ended February 28, 2003 and 2002, respectively. The increase in the effective tax provision rate between the periods presented is primarily a result of increased U.S. income tax expense, partially offset by a lower statutory tax rate in certain foreign countries in which the Company operates. Management expects the effective tax rate to vary period to period due to varying tax rates in its foreign operations and valuation allowances required on deferred tax assets.

Preferred dividends of $400,000 and $191,000 for the three months ended February 28, 2003 and 2002, respectively, reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and paid quarterly in cash.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Net warehouse sales increased 10.9% to $345.2 million in the first half of fiscal 2003, from $311.4 million in the first half of fiscal 2002. The increase is primarily attributable to three new warehouses in Asia since the end of the second quarter of fiscal 2002, offset slightly by a decrease in sales in our Latin America and Caribbean regions due to a slower than anticipated holiday season.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first half of fiscal 2003 decreased to 14.1% from 14.5% in the first half of fiscal 2002. The decrease in gross profit margins of 40 basis points resulted primarily from lower non-food sales, aggressive pricing and markdowns over the prior year period, primarily occurring in the second quarter due to slower than anticipated holiday sales.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan, direct sales to third parties and sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 12-Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements included within). Export sales in the first half of fiscal 2003 were $3.7 million compared to $714,000 in the first half of fiscal 2002. The increase is primarily due to greater sales to third parties, including sales of $1.3 million to PriceSmart Mexico.

The Company’s export sales gross margin for the first half of fiscal 2003 were 5.0% compared to 2.8% in the first half of fiscal 2002. The increase in gross profit margins was due to higher margins on third party sales (excluding Mexico). The gross profit margins from sales to the Company’s Saipan licensee and sales to PriceSmart Mexico are approximately 2.5% and 1.1%, respectively.

Membership fees, which are recognized into income ratably over the one-year life of the membership, increased 2.0% to $4.4 million, or 1.3% of net warehouse sales, in the first half of fiscal 2003 compared to $4.3 million, or 1.4% of net warehouse sales, in the first half of fiscal 2002. The increase in amounts was due to additional stores and the 10 basis point decrease is attributable primarily to the Caribbean and Asia regions as a result of lower average membership fees in both markets and a reduction in total active members in several Caribbean markets.

Other income consists of rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, increased to $4.5 million, or 1.3% of net warehouse sales, in the first half of fiscal 2003 from $4.3 million, or 1.4% of net warehouse sales, in the first half of fiscal 2002. The increase was primarily a result of increased vendor promotions and advertising revenue in the three new warehouse openings in Asia between the periods presented, offset by lower third party construction revenues. Licensee fees increased to $625,000 in the first half of fiscal 2003 from $557,000 in the first half of fiscal 2002, due to two additional licensee warehouse opened.

Warehouse operating expenses increased to $38.5 million, or 11.2% of net warehouse sales, in the first half of fiscal 2003 from $34.9 million, or 11.2% of net warehouse sales, in the first half of fiscal 2002. The increase in warehouse operating expenses is attributable to the three new warehouses opened in Asia since the second quarter of fiscal 2002 and an increase in property insurance, utility costs and an increased percentage of credit card usage, offset by a reduction in payroll related costs.

General and administrative expenses were $9.2 million, or 2.7% of net warehouse sales, in the first half of fiscal 2003 compared to $8.6 million, or 2.8% of net warehouse sales, in the first half of fiscal 2002. General and administrative expenses have increased by approximately $560,000 over the prior year period primarily due to an increase in both internal and external tax and audit related activities and higher legal related costs.

Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Philippine licensee of the Company on February 15, 2002.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $864,000 in the first half of fiscal 2003 from $1.6 million in the first half of fiscal 2002. The Company had one warehouse opening in the first half of fiscal 2003, with one opening subsequent to the period end (not including the two stores opened in Mexico as part of a 50/50 joint venture during the first half of fiscal 2003), compared to two in the first half of fiscal 2002, with two opening subsequent to the period end. In addition to the opening of the Jamaica store subsequent to February 28, 2003, the Company anticipates opening one additional store in Nicaragua in the fourth quarter of fiscal 2003.

Interest income reflects earnings on cash and cash equivalents, restricted cash deposits securing long term debt and marketable securities. Interest income was $1.4 million in the first half of fiscal 2003 compared to $1.6 million in the first half of fiscal 2002. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the first half of fiscal 2003 in comparison to the prior year period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $5.0 million in the first half of fiscal 2003 from $4.6 million in the first half of fiscal 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods and a reduction in short term borrowings.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. Two warehouses were opened in Mexico in November 2002 with a third opening in late March 2003. Losses from the Mexico joint venture for the first half of fiscal 2003 were $2.8 million, of which the Company’s share was $1.4 million. The Mexico joint venture was not in operation last year.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective interests.

The Company recorded an income tax provision of $1.6 million (33.7% effective rate) and $1.1 million (27.5% effective rate) for the six months ended February 28, 2003 and 2002, respectively. The increase in tax provision between the periods presented is primarily a result of increased U.S. income tax expense, partially offset by a lower statutory tax rate in certain foreign countries in which the Company operates. Management expects the effective tax rate to vary period to period due to varying tax rates in its foreign operations and valuation allowances required on deferred tax assets.

Preferred dividends of $800,000 and $191,000 for the six months ended February 28, 2003 and 2002, respectively, reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and paid quarterly in cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, pre-opening expense and working capital requirements associated with new warehouse stores.

The Company had working capital as of February 28, 2003 of $10.2 million, compared to $14.8 million as of February 28, 2002. The decrease in working capital of $4.6 million was primarily due to a decrease in cash of $11.2 million, accounts receivable of $4.8 million, reduced short-term borrowings of $3.5 million and other accrued expenses of $1.3 million, and additional capital investment of $9.0 million in the Company’s Mexico joint venture. These decreases were offset by an increase in cash flows as of February 28, 2003, inventories of $1.0 million, prepaid assets of $3.8 million, deferred tax assets of $3.9 million and long-term debt of $1.8 million.

Net cash flows provided by (used in) operating activities were $10.6 million and $(623,000) in the first half of fiscal 2003 and 2002, respectively. The increase of $11.2 million resulted primarily from net income before the equity interest of unconsolidated affiliate of $1.7 million, depreciation and amortization of $1.2 million and a net increase in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals of $10.7 million.

Net cash used in investing activities was $21.8 million and $16.1 million in the first half of fiscal 2003 and 2002, respectively. The increase in investing activities of $5.7 million resulted from a $9.0 million capital investment in the Mexico joint venture in the current year and a repayment of notes receivable of $3.8 million in the prior year, offset by reduced spending in property and equipment of $7.0 million over the prior year.

Net cash provided by financing activities was $5.2 million and $28.6 million in the first half of fiscal 2003 and 2002, respectively. The decrease of approximately $23.4 million resulted from proceeds from the issuance of preferred stock of $19.9 million and $2.2 million in stock options in the prior year, and the use of $5.3 million in restricted cash and dividends paid on preferred stock of $800,000 in the current year. These decreases were offset by an increase in net bank borrowings of $2.2 million and the sale of treasury stock of $2.6 million to PSC, S.A. in connection with the new Nicaragua joint venture in the current year.

For fiscal 2003, the Company currently intends to spend an aggregate amount of $32 million in capital expenditures, including $9.0 million in capital contributions already made to the Company’s unconsolidated Mexico joint venture, for new warehouses.

For the first six months of fiscal 2003, the Company has spent approximately $12.8 million in capital expenditures (excluding Mexico) related to the construction of new warehouse openings. The Company, through its majority owned subsidiaries, currently anticipates opening a total of three new warehouses in fiscal 2003, compared to the previously announced four new warehouse openings. To date the Company has opened two new warehouses (one in the Philippines in November 2002 and one in Jamaica in March 2003), and currently has two additional warehouses under construction in Nicaragua and the Philippines. The Nicaragua location is anticipated to open by late August 2003, and the Philippines location is now anticipated to open in the first quarter of fiscal 2004. Actual capital expenditures for new warehouse locations may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject.

The Company, primarily through its foreign subsidiaries (excluding Mexico), intends to increase bank borrowings by approximately $15 million during fiscal 2003, including $10 million in loans secured by restricted cash deposits for foreign exchange hedging purposes, depending on the number of stores opened, and to use these proceeds, as well as excess cash generated from existing operations, to finance these expenditures.

During the first half of fiscal 2003, the Company and Gigante each contributed $9.0 million in capital for a total capital investment of $40 million in the 50/50 Mexico joint venture, which is accounted for under the equity method of accounting. The Company currently does not anticipate making any additional capital contributions to the Mexico joint venture for the remainder of fiscal 2003 but will have receivables due from Mexico in the ordinary course of business, of which approximately $500,000 was due to the Company as of February 28, 2003. Since inception, the joint venture has opened a total of three warehouses in Mexico (two in November 2002 and one in March 2003) and has spent approximately $26.6 million in capital expenditures. Any decision to add additional warehouses will be based upon the three warehouses currently in operation achieving specific sales and expense benchmarks. As of February 28, 2003, the Mexico joint venture had approximately $1.8 million of cash on hand.

The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity or debt securities, to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

Financing Activities

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. The warrants, which expired on January 17, 2003, were exercisable at $37.50 per share of common stock. At February 28, 2003, none of the shares of Preferred Stock had been converted and none of the warrants had been exercised.

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A. in a private placement for an aggregate purchase price and proceeds to the Company of approximately $2.6 million to be used for capital expenditures and working capital requirements related to future warehouse expansion.

Short-Term Borrowings and Debt

As of February 28, 2003, the Company, through its majority or wholly owned subsidiaries, had $20.0 million outstanding in short-term borrowings through 10 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires throughout the year and is typically renewed. As of February 28, 2003, approximately $7.3 million was available on the facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $31.0 million as of February 28, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the condensed consolidated balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants, which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note and the interest coverage ratio for a $6.0 million note. The Company obtained the necessary waivers for these notes through May 31, 2003 and August 31, 2003, respectively.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of February 28, 2003, approximately $3.9 million was outstanding under the letters of credit.

Contractual Obligations

As of February 28, 2003, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$112,801	$10,898	$46,863	$19,638	$35,402
Operating leases	138,961	9,269	17,331	16,702	95,659

Total	$251,762	$20,167	$64,194	$36,340	$131,061

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

Stock-Based Compensation:  As of February 28, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after September 1, 2002. Awards under the Company’s plans vest over five years. The cost related to stock-based employee compensation included in the determination of net income for the three and six months ended February 28, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. In the second quarter of fiscal 2003 and for the first half of fiscal 2003, the Company recognized stock compensation costs of $39,000 and $64,000, respectively, versus stock compensation costs of $53,000 and $106,000 in the second quarter and first half, respectively, of fiscal 2002 (see “Note 5 – Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements included within).

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

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of SFAS 146 has not had a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2003, the Company had a total of 27 warehouses operating in ten foreign countries and two U.S. territories (excluding two warehouses owned in Mexico through its 50/50 joint venture). 19 of the 27 warehouses operate under foreign currencies other than the U.S. dollar. For the six months ended February 28, 2003 and 2002, approximately 74% and 75%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may open stores in new foreign countries in the future, which may increase the percentage of net warehouse sales denominated in foreign currencies. In March 2003, the Company opened one warehouse in Mexico through its 50/50 joint venture, and its first warehouse in Jamaica. The two new warehouses operate under currencies other than the U.S. dollar.

Furthermore, the Company believes that because its present operations and expansion plans involve numerous countries and currencies, the effect from any one-currency devaluation may not significantly impact the overall financial or operating results of the Company. However, there can be no assurance that the Company will not experience a materially adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries, resulting from the translation of the assets and liabilities of the subsidiaries into U.S. dollars, were $5.2 million and $5.3 million as of February 28, 2003 and August 31, 2002, respectively.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDF”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of February 28, 2003, the Company had no outstanding NDFs and no mark-to-market unrealized amounts as of February 28, 2003. Additionally, no realized losses were incurred for the six months ended February 28, 2003, as none were entered into during the period. Although the Company has not purchased any NDFs subsequent to February 28, 2003, it may purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, were $835,000 and $593,000 for the six months ended February 28, 2003 and 2002, respectively (including the cost of any NDFs entered into).

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of February 28, 2003:

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

In March 2003, the Company opened one warehouse in Mexico through its 50/50 joint venture, and its first warehouse in Jamaica.

The Company also is exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net income by approximately $723,000 on an annualized basis.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company’s Annual Meeting of Stockholders was held on January 22, 2003 at the Hilton San Diego Mission Valley in San Diego, California. Stockholders of record at the close of business on November 26, 2002 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 6,869,838 shares outstanding and entitled to vote. The matter presented for vote received the required votes for approval and had the following total votes for, against and withheld, and the number of abstentions and broker non-votes, as noted below.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified:

	Votes For	Votes Against or Withheld
Rafael E. Barcenas	5,600,141	222,452
James F. Cahill	5,600,284	222,309
Murray L. Galinson	5,600,151	222,442
Katherine L. Hensley	5,523,764	298,829
Leon C. Janks	5,523,739	298,854
Lawrence B. Krause	5,523,687	298,906
Angel Losada M.	5,600,066	222,527
Jack McGrory	5,599,295	223,298
Gilbert A. Partida	5,600,231	222,362
Robert E. Price	5,600,219	222,374
Edgar A. Zurcher	5,524,414	298,179

2. To approve the adoption of the 2002 Equity Participation Plan of PriceSmart, Inc. and the reservation of 250,000 shares of the Company’s common stock for issuance thereunder:

Votes For	Votes Against or Withheld	Abstentions	Broker Nonvotes
5,339,413	474,889	8,291	N/A

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.2	Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated January 22, 2003.

10.3	Fourth Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 22, 2003.

10.4	Tenth Amendment of Employment Agreement between the Company and Robert M. Gans, dated January 22, 2003.

10.5	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.6	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.7	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.8	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

99.1	Certification of Chief Operating Officer.

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 14, 2003	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim President and Chief Executive Officer

Date:	April 14, 2003	By:	/s/ ALLAN C. YOUNGBERG
Allan C. Youngberg Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert E. Price, certify that:

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

Date:	April 14, 2003	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

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

Date:	April 14, 2003	/s/ ALLAN C. YOUNGBERG
Allan C. Youngberg Chief Financial Officer

PRICESMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2003	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,003	$25,244
Marketable securities	3,004	3,015
Receivables, net of allowance for doubtful accounts of $88 and $183 at February 28, 2003 and August 31, 2002, respectively	7,299	12,086
Merchandise inventories	80,603	79,568
Prepaid expenses and other current assets	13,222	9,453
Deferred tax asset, current portion	3,917	—

Total current assets	122,048	129,366

Restricted cash	31,035	21,918
Property and equipment, net	190,929	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,599	14,560
Other assets	5,488	4,018
Investment in unconsolidated affiliate	18,550	10,963

TOTAL ASSETS	$401,720	$389,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20,039	$23,553
Accounts payable	67,581	66,700
Accrued salaries and benefits	3,496	3,195
Deferred membership income	3,602	3,993
Income taxes payable	871	1,425
Other accrued expenses	5,346	6,597
Long-term debt, current portion	10,898	9,059

Total current liabilities	111,833	114,522
Deferred rent	1,132	—
Long-term debt, net of current portion	101,903	90,539

Total liabilities	214,868	205,061

Minority interest	13,116	10,187

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (at cost), 2,000,000 shares authorized; Series A convertible preferred stock– 20,000 shares designated, 20,000 shares issued and outstanding at February 28, 2003 and August 31, 2002.	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,285,563 and 7,282,939 shares issued and outstanding at February 28, 2003 and August 31, 2002, respectively.	1	1
Additional paid-in capital	161,972	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(91)	(95)
Accumulated other comprehensive loss	(11,528)	(6,292)
Retained earnings	10,274	7,864
Less: treasury stock at cost; 413,650 and 498,422 shares at February 28, 2003 and August 31, 2002, respectively.	(9,397)	(11,322)

Total stockholders’ equity	173,736	173,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,720	$389,003

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Revenues:
Sales:
Net warehouse	$183,150	$168,618	$345,168	$311,369
Export	1,086	285	3,662	714
Membership fees	2,235	2,183	4,381	4,297
Other income	2,481	2,610	5,131	4,864

Total revenues	188,952	173,696	358,342	321,244

Expenses:
Cost of goods sold:
Net warehouse	158,110	144,389	296,343	266,263
Export	1,036	280	3,479	694
Selling, general and administrative:
Warehouse operations	19,783	18,032	38,520	34,868
General and administrative	4,796	4,246	9,184	8,627
Settlement and related expenses	—	1,720	—	1,720
Preopening expenses	288	742	864	1,590

Total expenses	184,013	169,409	348,390	313,762

Operating income	4,939	4,287	9,952	7,482

Other income (expense):
Interest income	739	798	1,444	1,590
Interest expense	(2,506)	(2,284)	(5,017)	(4,625)
Other income (expense)	4	5	14	(15)
Equity of unconsolidated affiliate	(648)	—	(1,413)	—
Minority interest	(118)	(180)	(141)	(441)

Total other expense	(2,529)	(1,661)	(5,113)	(3,491)

Income before provision for income taxes	2,410	2,626	4,839	3,991
Provision for income taxes	793	854	1,629	1,096

Net income	1,617	1,772	3,210	2,895
Preferred dividends	400	191	800	191

Net income available to common stockholders	$1,217	$1,581	$2,410	$2,704

Earnings per share:
Basic	$0.18	$0.25	$0.35	$0.43
Fully diluted	$0.18	$0.24	$0.35	$0.41

Average common shares outstanding:
Basic	6,872	6,312	6,859	6,284
Fully diluted	6,928	6,613	6,954	6,602

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2003	2002
OPERATING ACTIVITIES:
Net income	$3,210	$2,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,354	6,170
Allowance for doubtful accounts	(95)	69
Deferred income taxes	44	1,096
Minority interest	141	440
Equity in losses of unconsolidated affiliate	1,406	—
Compensation expense recognized for stock options	64	106
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(1,414)	(12,091)
Merchandise inventory	(1,035)	(12,265)
Accounts payable	881	12,957

Net cash flows provided by (used in) operating activities	10,556	(623)

INVESTING ACTIVITIES:
Additions to property and equipment	(12,831)	(19,850)
Repayment of notes receivable	—	3,768
Investment in unconsolidated affiliate	(9,000)	—

Net cash flows used in investing activities	(21,831)	(16,082)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	47,703	93,110
Repayment of bank borrowings	(38,057)	(85,622)
Restricted cash	(9,117)	(3,812)
Issuance of preferred stock	—	19,916
Dividends on convertible preferred stock	(800)	—
Contributions by minority interest shareholders	2,788	2,665
Sale of treasury stock – Nicaragua joint venture	2,613	—
Proceeds from exercise of stock options	130	2,353

Net cash flows provided by financing activities	5,260	28,610

Effect of exchange rate changes on cash and cash equivalents	(5,226)	(2,725)

Net increase (decrease) in cash and cash equivalents	(11,241)	9,180
Cash and cash equivalents at beginning of period	25,244	26,280

Cash and cash equivalents at end of period	$14,003	$35,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,750	$3,981
Income taxes	$701	$862

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,864	498	$(11,322)	$173,755
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(800)	—	—	(800)
Sale of treasury stock — Nicaragua joint venture	—	—	—	—	812	—	—	—	—	—	(79)	1,801	2,613
Exercise of stock options	—	—	3	—	6	—	—	—	—	—	(5)	124	130
Common stock issued and stock compensation expense	—	—	—	—	60	—	—	(60)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	64	—	—	—	—	64
Net Income	—	—	—	—	—	—	—	—	—	3,210	—	—	3,210
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(10)	—	—	—	(10)
Translation adjustment	—	—	—	—	—	—	—	—	(5,226)	—	—	—	(5,226)

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	(2,026)

Balance at February 28, 2003	20	$19,914	7,286	$1	$161,972	$3,360	$(769)	$(91)	$(11,528)	$10,274	414	$(9,397)	$173,736

See accompanying notes.

PRICESMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2003

NOTE 1—COMPANY OVERVIEW

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2003, the Company had 27 warehouse stores in operation in ten countries and two U.S. territories (four in Panama and the Philippines, three each in Costa Rica, the Dominican Republic and Guatemala, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Guam and the U.S. Virgin Islands), of which the Company owns at least a majority interest. The Company also had two warehouse stores in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. Subsequent to February 28, 2003, the Company opened two additional warehouses, one in Jamaica and one in Mexico (as part of the 50/50 joint venture). In fiscal 2002, the Company increased its ownership from 60% to 90% in the operations in Aruba and increased its ownership from 51% to 100% in the operations in Barbados. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras. There also were twelve warehouse stores in operation (eleven in China and one in Saipan) licensed to and operated by local business people as of February 28, 2003. The Company principally operates under one segment in three geographic regions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:  The condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. The 50/50 Mexico joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited consolidated financial statements for the year ended August 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2002.

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

Foreign Currency Translation—In accordance with SFAS No. 52 (“SFAS 52”), “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive loss.

Stock-Based Compensation—Effective September 1, 2002, the Company adopted the fair value based method of recording stock options contained in SFAS No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Specifically, the Company adopted SFAS 123 using the prospective method with guidance provided from SFAS No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure.” Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted (See Note 5). Historically, and through August 31, 2002, the Company applied Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting For Stock Issued To Employees,” and related interpretations in accounting for its stock option plans.

Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of SFAS 146 has not had a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2003	August 31, 2002
Land	$33,224	$31,080
Building and improvements	116,391	109,936
Fixtures and equipment	72,928	67,848
Construction in progress	5,743	6,591

	228,226	215,455
Less: accumulated depreciation	(37,357)	(30,348)

Property and equipment, net	$190,929	$185,107

Building and improvements includes capitalized interest costs of $1.4 million and $1.2 million as of February 28, 2003 and August 31, 2002, respectively.

NOTE 4—EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Income available to common stockholders	$1,217	$1,581	$2,410	$2,704
Determination of shares:
Common shares outstanding	6,872	6,312	6,859	6,284
Assumed conversion of:
Stock options	56	301	95	318
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,928	6,613	6,954	6,602
Net income available to common stockholders:
Basic earnings per share	$0.18	$0.25	$0.35	$0.43
Diluted earnings per share	$0.18	$0.24	$0.35	$0.41

NOTE 5—STOCK-BASED COMPENSATION

As of February 28, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB 25 and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, using the prospective method with guidance from SFAS 148, for all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the three and six months ended February 28, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net income, as reported	$1,217	$1,581	$2,410	$2,704
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	39	53	64	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(737)	(956)	(1,460)	(1,912)

Pro forma net income	$519	$678	$1,014	$898
Earnings per share:
Basic—as reported	$0.18	$0.25	$0.35	$0.43
Basic—pro forma	$0.08	$0.11	$0.15	$0.14
Diluted—as reported	$0.18	$0.24	$0.35	$0.41
Diluted—pro forma	$0.07	$0.10	$0.15	$0.14

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

NOTE 7—SHORT-TERM BORROWINGS AND DEBT

As of February 28, 2003, the Company, through its majority or wholly owned subsidiaries, had $20.0 million outstanding in short-term borrowings through 10 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of February 28, 2003, the Company had approximately $7.3 million available on the facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages in the subsidiaries, except for approximately $31.0 million as of February 28, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants, which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note and the interest coverage ratio for a $6.0 million note. The Company obtained the necessary waivers for these notes through May 31, 2003 and August 31, 2003, respectively.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of February 28, 2003, there were outstanding letters of credit in the amount of $3.9 million.

NOTE 8—COMPREHENSIVE LOSS

Comprehensive loss is net losses, plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are net unrealized gains or losses on marketable securities and translation adjustments. The Company’s comprehensive loss was $11.5 million and $6.3 million as of February 28, 2003 and August 31, 2002, respectively.

NOTE 9—FOREIGN CURRENCY INSTRUMENTS

The Company transacts business primarily in various Latin American and Caribbean foreign currencies. The Company, at times, enters into non-deliverable forward currency exchange contracts (“NDF”) that are generally for short durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of February 28, 2003, the Company had no outstanding NDFs and no mark-to-market unrealized amounts as of February 28, 2003. Additionally, no realized losses were incurred for the six months ended February 28, 2003, as none were entered into during the period.

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

The Company’s goodwill as of February 28, 2003 and August 31, 2002 was $23 million and is allocated as follows (in thousands):

Panama	$7,370
PSMT Caribe, Inc.	13,678
Trinidad	712
Aruba	782
Barbados	1,750

Total Goodwill	$24,292

Less: Accumulated amortization	(1,221)

Goodwill, net	$23,071

The Company adopted SFAS No. 142 (“SFAS 142), “Goodwill and Other Intangible Assets” effective September 1, 2001 (Fiscal 2002). Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has performed the required impairment tests of the Company’s goodwill and as a result, no impairment losses have been recorded for the periods presented

NOTE 11—CONVERTIBLE PREFERRED STOCK AND WARRANTS

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. The warrants, which expired on January 17, 2003, were exercisable at $37.50 per share of common stock. At February 28, 2003, none of the shares of Preferred Stock had been converted and none of the warrants had been exercised.

NOTE 12—RELATED PARTY TRANSACTIONS

In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”) to initially open four PriceSmart warehouse stores in Mexico. In November 2002, two of the four planned warehouses in Mexico were opened, in Irapuato and Celaya. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 of the 20,000 shares of Preferred Stock issued, and all of the warrants to purchase 200,000 shares of the Company’s common stock, for a total of $15 million. During the third quarter of fiscal 2002, PriceSmart Mexico, the Company’s Mexico joint venture, began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture plans to construct and operate a membership warehouse. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease. The Company expects the term of the proposed lease will be 20 years with two five-year renewal options, and the lease will have a future minimum lease commitment of approximately $300,000 per year. However, the terms of the lease have not been finalized and are subject to approval by Gigante and the Board of Directors of the joint venture.

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first six months of fiscal 2003, export sales to PriceSmart Mexico were approximately $1.3 million, and are included in total export sales of $3.7 million on the Condensed Consolidated Statements of Operations. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $587,000.

On January 22, 2002, the Company sold an aggregate of 1,650 shares of the Preferred Stock (see Note 11), for $1.7 million, to entities affiliated with Mr. Sol Price, a significant stockholder of the Company.

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A. in a private placement for an aggregate purchase price and proceeds to the Company of approximately $2.6 million. Proceeds from the sale of the common stock will be used for capital expenditures and working capital requirements related to future warehouse expansion. PSC beneficially owns approximately 11.0% of the Company’s common stock and Edgar Zurcher, a director of the Company, is a director and minority shareholder of PSC.

NOTE 13 – SEGMENT REPORTING

The Company is principally engaged in international membership shopping stores operating primarily in Latin America, the Caribbean and Asia as of February 28, 2003 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Six Months Ended February 28, 2003

Total revenue	$4,582	$235,693	$58,009	$60,058	$358,342
Operating income (loss)	(3,343)	11,394	(26)	1,927	9,952
Identifiable assets	81,494	183,907	70,296	66,023	401,720

Six Months Ended February 28, 2002

Total revenue	$1,607	$236,010	$58,253	$25,374	$321,244
Operating income (loss)	(2,660)	9,977	(342)	507	7,482
Identifiable assets	69,259	195,663	66,811	36,743	368,476

Year Ended August 31, 2002

Total revenue	$8,845	$452,352	$113,784	$73,566	$648,547
Operating income (loss)	1,322	15,466	(3,447)	602	13,943
Identifiable assets	78,180	192,463	70,909	47,451	389,003