Form 10-Q
period 2003-05-31
PRICESMART INC
filed 2003-07-15
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

The registrant had 6,871,913 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2003.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited condensed consolidated balance sheet as of May 31, 2003, the condensed consolidated balance sheet as of August 31, 2002, the unaudited condensed consolidated statements of operations for the three and nine months ended May 31, 2003 and 2002, the unaudited condensed consolidated statements of cash flows for the nine months ended May 31, 2003 and 2002, and the unaudited condensed consolidated statements of stockholders’ equity for the nine months ended May 31, 2003 are included elsewhere herein. Also included within are notes to the unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-Q. See “Part II—Item 5—Factors That May Affect Future Performance.”

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2003 (fiscal 2003) and May 31, 2002 (fiscal 2002), and should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included elsewhere herein.

PriceSmart’s business consists primarily of international membership shopping warehouses similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouses in operation as of May 31, 2002 and 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouses in Operation (as of May 31, 2002)	Number of Warehouses in Operation (as of May 31, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Philippines	3	4	52%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	3	3	100%	Consolidated
Guatemala	3	3	66%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	—	1	67.5%	Consolidated
Nicaragua	—	—	51%	Consolidated

Totals	26	28

Mexico	—	3	50%	Equity

The Company’s business strategy is to operate warehouses in Latin America, the Caribbean, and Asia that sell high quality merchandise at low prices to our members, provide fair wages and benefits to our employees and a fair return to our stockholders.

During the first nine months of fiscal 2003, the Company opened two new U.S.-style membership shopping warehouses (one in the Philippines and one in Jamaica), and as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened three new U.S.-style membership shopping warehouses in Mexico. During the first nine months of fiscal 2002, the Company opened four new U.S.-style membership shopping warehouses (one in Trinidad, one in Guam and two in the Philippines). The average life of the 28 and 26 warehouses in operation at the end of May 31, 2003 and 2002 was 31 and 24 months, respectively.

Additionally, there were twelve licensed warehouses in operation at the end of the third quarter of fiscal 2003, compared to eleven licensed warehouses at the end of the third quarter of fiscal 2002.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

Net warehouse sales increased 4.7% to $163.8 million in the third quarter of fiscal 2003, from $156.4 million in the third quarter of fiscal 2002. Excluding $15.2 million in wholesale telephone card sales in the Philippines (which began in September of 2002 and were discontinued in May 2003), net warehouse sales decreased 4.9% to $148.6 million from $156.4 million over the prior year quarter. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total net warehouse sales because wholesale phone card sales were made only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse stores. The decrease of $7.8 million in net warehouse sales, excluding wholesale telephone card sales, consists primarily of a decrease of $4.7 million in sales in the Dominican Republic due to a currency devaluation of 57% since May 31, 2002, lower sales from certain warehouses operating in Latin America and the Philippines due to factors including an undersupply of certain merchandise, less wholesale sales, and an excess of slow-moving merchandise over the third quarter of fiscal 2002. This decrease was partially offset by sales from two new warehouses opened since the end of the third quarter of fiscal 2002 and slight increases in the Caribbean warehouses over the prior year quarter.

Same-store sales (or same-warehouse sales), which are for warehouses open at least 12 full months, increased 0.1% for the 13 weeks ended June 1, 2003, compared to the same period last year. Excluding the wholesale telephone card sales, comparative same-warehouse sales decreased 9.9%.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported results, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $246,000 and $808,000 in the third quarter of fiscal 2003 and 2002, respectively.

The Company’s warehouse gross margins (defined as net warehouse sales less associated cost of goods sold) in the third quarter of fiscal 2003 decreased to $17.8 million, or 10.8% of net sales, from $22.8 million, or 14.6% of net sales, in the third quarter of fiscal 2002. The decrease of $5.0 million in gross profit margins, or 380 basis points, resulted primarily from a charge of $2.0 million related to an inventory write-down of slow-moving inventory, $1.0 million from the Dominican Republic’s 57% currency devaluation, lower merchandise prices and overall lower sales. This decrease was partially offset by $243,000 in gross margins related to wholesale telephone card sales. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected. Management believes that the merchandise changes and lowering of prices are necessary to increase membership renewals, increase future sales performance and resulting gross margin dollars. However, there can be no assurances that these recent changes will result in increased membership or that lower prices will translate into higher sales and increased margin dollars.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouses operating in Saipan, direct sales to third parties and sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 11-Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements included within). Export sales in the third quarter of fiscal 2003 were $2.3 million compared to $667,000 in the third quarter of fiscal 2002. The increase is primarily due to greater sales to third parties, including sales of $493,000 to PriceSmart Mexico.

The Company’s export sales gross profit margins for the third quarter of fiscal 2003 were 3.5% compared to 2.4% in the third quarter of fiscal 2002. The increase in gross profit margins was due to higher margins on third party sales (excluding Mexico). The gross profit margins from sales to the Company’s Saipan licensee and sales to PriceSmart Mexico are approximately 2.6% and 2.1%, respectively.

Membership income, which is recognized into income ratably over the one-year life of the membership, decreased 12.5% to $2.1 million, or 1.3% of net warehouse sales, in the third quarter of fiscal 2003 compared to $2.4 million, or 1.5% of net warehouse sales, in the third quarter of fiscal 2002. The decrease is attributable to a lower membership fee structure in certain markets and reductions in membership renewal rates. This decrease was partially offset by the two additional warehouse openings since the end of the third quarter of fiscal 2002, which have increased the overall membership base. Total membership accounts, which constitute non-expired memberships, increased to 465,000 at the end of the third quarter of fiscal 2003 from 460,000 at the end of the third quarter of fiscal 2002.

Other income consists of rentals, advertising, vendor promotions, construction revenue, and fees earned from licensees. Other income, excluding licensee fees, decreased to $1.0 million, or 0.6% of net warehouse sales, in the third quarter of fiscal 2003 from $2.1 million, or 1.3% of net warehouse sales, in the third quarter of fiscal 2002. The decrease relates to less income from vendor promotions, rentals, advertising and construction revenues. Licensee fees increased to $310,000 in the third quarter of fiscal 2003 from $303,000 in the third quarter of fiscal 2002 due to the additional licensee warehouse in operation since the prior year.

Warehouse operating expenses increased to $20.8 million, or 12.7% of net warehouse sales, in the third quarter of fiscal 2003 from $19.0 million, or 12.1% of net warehouse sales, in the third quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the two new warehouses opened since the third quarter of fiscal 2002 and an increase in utilities, repairs and maintenance and bad debt expenses primarily related to wholesale receivables at existing warehouses.

General and administrative expenses were $5.3 million, or 3.2% of net warehouse sales, in the third quarter of fiscal 2003 compared to $4.8 million, or 3.1% of net warehouse sales, in the third quarter of fiscal 2002. General and administrative expenses increased by $473,000 primarily as a result of a $350,000 charge related to the early termination of the Company’s foreign property insurance program in favor of a new policy with comparative annual premium savings of $1.2 million. The new policy has increased limits and reduced deductibles related to earthquake, wind and fire coverage, over the policy that was cancelled. The remainder of the increase is due to increases in salaries and increased professional fees over the prior year period. These increases were partially offset by reductions in travel expenses.

Severance costs of $1.1 million in the third quarter of 2003 relate to the Company’s former President and Chief Executive Officer, an Executive Vice President of Operations and Senior Vice President of Marketing, each of whom left the Company in the third quarter of fiscal 2003.

Option re-pricing expenses of $833,000 in the third quarter of fiscal 2003 represents a non-cash charge related to the repricing of all unexercised stock options held by employees of the Company with exercise prices greater than $20 to $20 per share on April 23, 2003. The affected options covered a total of 507,510 shares of common stock with a weighted average exercise price of $36.19 per share. The Company also recorded a deferred compensation charge of $1.5 million, which will be amortized over the remaining vesting periods of the options.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $649,000 in the third quarter of fiscal 2003 from $610,000 in the third quarter of fiscal 2002. The Company had one warehouse opening in the third quarter of fiscal 2003, and anticipates opening its first warehouse operating in Managua, Nicaragua in the fourth quarter of fiscal 2003 (July 2003), compared to two openings in the third quarter of fiscal 2002, with no new additional openings in the fourth quarter of fiscal 2002.

Interest income reflects earnings on cash and cash equivalents, restricted cash deposits securing long-term debt and marketable securities. Interest income was $791,000 in the third quarter of fiscal 2003 compared to $766,000 in the third quarter of fiscal 2002. The increase primarily relates to interest earned on increased restricted cash deposits, partially offset by lower interest earned on lower excess cash and cash equivalents throughout the third quarter of fiscal 2003 over the prior year quarter.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $2.9 million in the third quarter of fiscal 2003 from $2.5 million in the third quarter of fiscal 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. Two warehouses were opened in Mexico in November 2002 with a third opened in March 2003. Losses from the Mexico joint venture for the third quarter of fiscal 2003 were $1.8 million, of which the Company’s share was $905,000. Income from the Mexico joint venture for the third quarter of fiscal 2002 was $166,000, of which the Company’s share was $83,000. The income primarily relates to interest income as capital contributions had been made, and minimal expenses incurred, in the third quarter of fiscal 2002.

Minority interest relates to the allocation of the joint venture (income) or loss to the minority stockholders’ respective interests. Minority interest respective share of net losses were $838,000 and $119,000 for the third quarter of fiscal 2003 and 2002, respectively.

The Company recorded an income tax benefit of $2.1 million and a provision of $268,000 (17% effective rate) for the three months ended May 31, 2003 and 2002, respectively. The change between the periods presented is primarily a result of the income tax benefit related to the net loss incurred during the third quarter of fiscal 2003. The Company has incurred losses in several countries in which it operates, and the related deferred tax assets associated with those losses may require a valuation allowance if profitability is not achieved in the near future.

Preferred dividends of $400,000 for each of the three months ended May 31, 2003 and 2002 reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and payable in cash.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 AND 2002

Net warehouse sales increased 8.8% to $508.9 million for the nine months ended May 31, 2003, from $467.8 million for the nine months ended May 31, 2002. Excluding $23.9 million in wholesale telephone card sales in the Philippines (which began in September of 2002 and were discontinued in May 2003) net warehouse sales increased 3.7% to $485.1 million from $467.8 million over the prior year period. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total net warehouse sales because wholesale phone card sales were made only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse stores. The increase of $17.3 million in net warehouse sales, excluding wholesale telephone card sales, resulted primarily from sales from two new warehouses opened subsequent to the end of the third quarter of fiscal 2002 and from a full nine months of sales from four warehouses that began operations during the same nine month period last year. This increase was offset by lower than anticipated holiday sales, a decrease of $3.1 million in sales in the Dominican Republic due to a currency devaluation of 57% since May 31, 2002, lower sales from certain warehouses operating in Latin America and the Philippines due to factors including an undersupply of certain merchandise, less wholesale sales, and an excess of slow-moving merchandise over the same nine month period last year.

Same-warehouse sales, which are for warehouses open at least 12 full months, decreased 0.4% for the 39 weeks ended June 1, 2003, compared to the same period last year. Excluding the wholesale telephone card sales, comparative same-warehouse sales decreased 5.1%.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported results, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $1.5 million and $1.7 million for the nine months ended May 31, 2003 and 2002, respectively.

The Company’s warehouse gross margins (defined as net warehouse sales less associated cost of goods sold) for the nine months ended May 31, 2003 decreased to $67.9 million, or 13.3% of net sales, from $68.8 million, or 14.7% of net sales, for the nine months ended May 31, 2002. The decrease of $900,000 in gross profit margins, or 140 basis points, resulted primarily from a charge of $2.0 million in the third quarter of fiscal 2003 related to an inventory write-down of slow-moving inventory, $1.3 million from the Dominican Republic’s 57% currency devaluation, lower merchandise prices and overall lower sales. This decrease was partially offset by $338,000 in gross margins related to wholesale telephone card sales and higher gross margins on increased sales levels due to the additional warehouse openings over the same nine month period last year. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected. Management believes that the merchandise changes and lowering of prices are necessary to increase membership renewals, increase future sales performance and resulting gross margin dollars. However, there can be no assurances that these recent changes will result in increased membership or that lower prices will translate into higher sales and increased margin dollars.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan, direct sales to third parties and sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 11-Related Party Transactions” in the Notes to Condensed Consolidated Financial Statements included within). Export sales for the nine months ended May 31, 2003 were $6.0 million compared to $1.4 million for the nine months ended May 31, 2002. The increase is primarily due to greater sales to third parties, including sales of $1.8 million to PriceSmart Mexico.

The Company’s export sales gross margins for the nine months ended May 31, 2003 were 4.4% compared to 2.6% for the nine months ended May 31, 2002. The increase in gross profit margins was due to higher margins on third party sales (excluding Mexico). The gross profit margins from sales to the Company’s Saipan licensee and sales to PriceSmart Mexico are approximately 2.5% and 1.4%, respectively.

Membership income, which is recognized into income ratably over the one-year life of the membership, decreased 4.1% to $6.5 million, or 1.3% of net warehouse sales, for the nine months ended May 31, 2003 compared to $6.8 million, or 1.5% of net warehouse sales, for the nine months ended May 31, 2002. The decrease is attributable to a lower membership fee structure in certain markets and reductions in membership renewal rates. This decrease was partially offset by the two additional warehouse openings since the end of the third quarter of fiscal 2002, which have increased the overall membership base. Total membership accounts, which constitute non-expired memberships, increased to 465,000 at the end of the third quarter of fiscal 2003 from 460,000 at the end of the third quarter of fiscal 2002.

Other income consists of rentals, advertising, vendor promotions, construction revenue, and fees earned from licensees. Other income, excluding licensee fees, decreased to $4.2 million, or 0.8% of net warehouse sales, for the nine months ended May 31, 2003, from $5.4 million, or 1.2% of net warehouse sales, for the nine months ended May 31, 2002. The decrease relates to less income from vendor promotions, rentals, advertising and construction revenues. Licensee fees increased to $935,000 for the nine months ended May 31, 2003 from $860,000 for the nine months ended May 31, 2002 due to the additional licensee warehouse in operation since the prior year.

Warehouse operating expenses increased to $59.3 million, or 11.6% of net warehouse sales, for the nine months ended May 31, 2003 from $53.9 million, or 11.5% of net warehouse sales, for the nine months ended May 31, 2002. The increase in warehouse operating expenses is attributable to the two new warehouses opened since the third quarter of fiscal 2002, a full nine months of operations from four warehouses that began operations during the same nine month period last year, and an increase in utilities, repairs and maintenance and bad debt expenses primarily related to wholesale receivables at existing warehouses.

General and administrative expenses were $14.5 million, or 2.8% of net warehouse sales, for the nine months ended May 31, 2003 compared to $13.4 million, or 2.9% of net warehouse sales, for the nine months ended May 31, 2002. General and administrative expenses have increased by $1.1 million primarily as a result of a $350,000 charge related to the early termination of the Company’s foreign property insurance program in favor of a new policy with comparative annual premium savings of $1.2 million. The new policy has increased limits and reduced deductibles related to earthquake, wind and fire coverage, over the policy that was cancelled. The remainder of the increase is due to increases in salaries and increased professional fees over the prior year period. These increases were partially offset by reductions in travel expenses.

Severance costs of $1.1 million relate to the Company’s former President and Chief Executive Officer, an Executive Vice President of Operations and Senior Vice President of Marketing, each of whom left the Company in the third quarter of fiscal 2003.

Option re-pricing expenses of $833,000, which occurred in the third quarter of fiscal 2003, represents a non-cash charge related to the repricing of all unexercised stock options held by employees of the Company with exercise prices greater than $20 to $20 per share on April 23, 2003. The affected options covered a total of 507,510 shares of common stock with a weighted average exercise price of $36.19 per share. The Company also recorded a deferred compensation charge of $1.5 million, which will be amortized over the remaining vesting periods of the options.

Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Philippine licensee of the Company on February 15, 2002.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $1.5 million for the nine months ended May 31, 2003, from $2.2 million for the nine months ended May 31, 2002. The Company had two warehouse openings during the nine months ended May 31, 2003 (not including the three warehouses opened in Mexico as part of a 50/50 joint venture), and anticipates opening its first warehouse operating in Managua, Nicaragua in the fourth quarter of fiscal 2003 (July 2003). This compares to four warehouse openings during the nine months ended May 31, 2002, with no new additional openings in the fourth quarter of fiscal 2002.

Interest income reflects earnings on cash and cash equivalents, restricted cash deposits securing long-term debt and marketable securities. Interest income was $2.2 million for the nine months ended May 31, 2003 compared to $2.4 million for the nine months ended May 31, 2002. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the first nine months of fiscal 2003 in comparison to the prior year period. This decrease was partially offset by interest income earned on increased restricted cash deposits over the prior year period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $7.9 million for the nine months ended May 31, 2003 from $7.2 million for the nine months ended May 31, 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. Two warehouses were opened in Mexico in November 2002 with a third opened in March 2003. Losses from the Mexico joint venture for the first nine months of fiscal 2003 were $4.6 million, of which the Company’s share was $2.3 million. Income from the Mexico joint venture for the first nine months of fiscal 2002 was $166,000, of which the Company’s share was $83,000. The income primarily relates to interest income as capital contributions had been made, and minimal expenses incurred, in the third quarter of fiscal 2002.

Minority interest relates to the allocation of the joint venture (income) or loss to the minority stockholders’ respective interests. Minority interest respective share of net losses were $697,000 compared to income of $322,000 for the nine months ended May 31, 2003 and 2002, respectively.

The Company recorded an income tax benefit of $477,000 and a provision of $1.4 million (24% effective rate) for the nine months ended May 31, 2003 and 2002, respectively. The change between the periods presented is primarily a result of the income tax benefit related to the net loss incurred during the third quarter of fiscal 2003. The Company has incurred losses in several countries in which it operates, and the related deferred tax assets associated with those losses may require a valuation allowance if profitability is not achieved in the near future.

Preferred dividends of $1.2 million and $591,000 for the nine months ended May 31, 2003 and 2002, respectively, reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and payable in cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had negative working capital of $5.3 million as of May 31, 2003, compared to positive working capital of $14.9 million as of August 31, 2002. The decrease in working capital since August 31, 2002 of $20.2 million was primarily due to a decrease in cash of $8.9 million, marketable securities of $3.0 million, inventory of $8.8 million, other accrued expenses of $1.2 million, and additional capital investment of $9.0 million in the Company’s Mexico joint venture. These decreases were offset by an increase in prepaid assets of $3.5 million, short-term borrowings of $1.7 million and the current portion of long-term debt of $5.4 million.

Net cash flows provided by (used in) operating activities were $12.5 million and $(9.1) million for the nine months ended May 31, 2003 and 2002, respectively. The increase of $21.6 million resulted primarily from an increase of $28.0 million due to reductions of inventories, depreciation and amortization of $1.8 million, an increase in compensation expense recognized for stock options of $852,000, and a net increase in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals of $7.2 million. This increase was partially offset by a net loss from the equity interest of unconsolidated affiliate of $6.1 million and a decrease in minority interest of $1.0 million.

Net cash used in investing activities was $27.3 million and $37.7 million for the nine months ended May 31, 2003 and 2002, respectively. The decrease in current year investing activities of $10.4 million resulted from reduced spending on property and equipment of $7.8 million over the prior year, a change in marketable securities of $6.0 million, $1.0 million less invested in the unconsolidated affiliate in the current year over the prior year period, and $1.0 million in the prior year period related to the repurchase of common stock associated with the Panama redemptive right acquisition. This decrease was offset by a change in notes receivable of $4.8 million due to receipts of notes receivable of $3.8 million in the prior year, which was offset by the issuance of $1.0 million in the current year of a note receivable to the Company’s unconsolidated joint venture in Mexico, and a decrease in proceeds from the sale of real estate of $696,000 in the prior year.

Net cash provided by financing activities was $12.5 million and $41.8 million for the nine months ended May 31, 2003 and 2002, respectively. The decrease of approximately $29.3 million resulted from proceeds from the issuance of $10.0 million of common stock and $19.9 million of preferred stock and $3.2 million of proceeds from the exercise of stock options in the prior year, the use of $10.1 million in restricted cash and dividends paid on preferred stock of $876,000 over the prior year period, and a decrease in contributions by minority interest shareholders of $880,000 over the prior year. These decreases were offset by an increase in net bank borrowings of $13.2 million and the sale of treasury stock of $2.4 million to PSC, S.A. in connection with the new Nicaragua joint venture in the current year.

Net effect of exchange rate changes on cash and cash equivalents was $(6.6) million and $(2.4) million for the nine months ended May 31, 2003 and 2002, respectively. The increased negative foreign exchange impact of $4.2 million resulted primarily from a significant devaluation of the Dominican Republic Peso over the prior year period, and by continued devaluations of the foreign currencies in most of the countries where the Company operates, which have all historically devalued against the U.S.

dollar. As a result of the economic crisis in the Dominican Republic, there continues to be a risk of further devaluation and availability of U.S. dollars to settle intercompany transactions.

Warehouse Expansion and Closures

The Company’s primary capital requirements are for the financing of land, construction, equipment, pre-opening expenses and working capital requirements associated with new and existing warehouses. For fiscal 2003, the Company currently intends to spend an aggregate of $23.0 million in capital expenditures (excluding $9 million in capital contributions made to the Company’s unconsolidated Mexico joint venture) for new warehouses.

For the first nine months of fiscal 2003, the Company spent approximately $20.2 million in capital expenditures (excluding Mexico) related to the construction of new warehouse openings. The Company, through its majority owned subsidiaries, currently anticipates opening a total of three new warehouses in fiscal 2003. To date the Company has opened two new warehouses (one in the Philippines in November 2002 and one in Jamaica in March 2003), and currently has two additional warehouses under construction in Nicaragua and the Philippines. The Company anticipates opening its first warehouse in Managua, Nicaragua in the fourth quarter of fiscal 2003 (July 2003), and another warehouse in the Philippines, to be located in Aseana City, Metropolitan Manila, is now anticipated to open in the first quarter of fiscal 2004. Actual capital expenditures for new warehouses may vary from estimated amounts depending on the number of new warehouses actually opened, business conditions and other risks and uncertainties to which the Company and its businesses are subject.

Subsequent to the third quarter of fiscal 2003, the Company’s warehouse on the east side of Santo Domingo, Dominican Republic was closed, and a search for a new location in Santo Domingo has commenced. Closing costs have been estimated at $525,000, which will be recognized in the fourth quarter. Also, the Company announced on July 9, 2003 that it will be closing its warehouse currently operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003. Closing costs for the Pasig City warehouse have not yet been quantified but all such estimated costs will be recognized in the fourth quarter of 2003. Management is evaluating individual warehouse performance, and additional warehouse closures may occur.

During the first nine months of fiscal 2003, the Company and Gigante each contributed $9.0 million in capital for a total capital investment of $40 million in the 50/50 Mexico joint venture, which is accounted for under the equity method of accounting. The Company currently does not anticipate making any additional capital contributions to the Mexico joint venture for the remainder of fiscal 2003 but will have receivables due from the Mexico joint venture in the ordinary course of business, of which approximately $1.7 million was due to the Company as of May 31, 2003. The $1.7 million includes a $1.0 million note receivable, which the Company anticipates being repaid within a period of one year. The remainder of the receivables relates to merchandise and other services rendered to the Mexico joint venture in the ordinary course of business. Since inception, the joint venture has opened a total of three warehouses in Mexico (two in November 2002 and one in March 2003) and has spent approximately $28.9 million in capital expenditures. Any decision to add additional warehouses will be based upon the three warehouses currently in operation achieving specific sales and expense benchmarks. As of May 31, 2003, the Mexico joint venture had approximately $2.4 million of cash on hand.

The Company, primarily through its foreign subsidiaries (excluding Mexico), has increased long-term bank borrowings by approximately $15.4 million during fiscal 2003, including $10.0 million in loans secured by restricted cash deposits for foreign exchange hedging purposes, and has used these proceeds to finance its working capital and capital expenditure requirements, and does not anticipate additional borrowings in the fourth quarter of fiscal 2003.

The Company believes that borrowings under its current and future credit facilities and recent sale of $22 million of preferred stock (described below), together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or reduce the number of anticipated warehouse openings. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity (see “Financing Activities”) or debt securities, to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all.

Financing Activities

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Series A Preferred Stock”) and warrants to purchase 200,000 shares of common stock (that expired unexercised on January 17, 2003) for an aggregate of $20 million, with net proceeds of $19.9 million. The Series A Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Series A Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the

Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. As of May 31, 2003, none of the shares of Series A Preferred Stock had been converted.

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A. in a private placement for an aggregate purchase price and net proceeds to the Company of approximately $2.4 million to be used for capital expenditures and working capital requirements related to future warehouse expansion.

Subsequent to the end of the third quarter, on July 9, 2003, entities affiliated with Robert E. Price, President and Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart, and entities affiliated with Sol Price, a significant stockholder of PriceSmart, purchased an aggregate of 22,000 shares of PriceSmart’s 8% Series B Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), a new series of preferred stock, for an aggregate purchase price of $22 million. The Series B Preferred Stock is convertible at the option of the holder at any time, or automatically on July 9, 2013, into shares of PriceSmart’s common stock at a conversion price of $20.00 per share, subject to customary anti-dilution adjustments; accrues a cumulative preferential dividend at an annual rate of 8%, payable quarterly in cash; and may be redeemed by PriceSmart at any time on or after July 9, 2008. PriceSmart is required to register with the Securities and Exchange Commission the shares of common stock issuable upon conversion of the Series B Preferred Stock.

Subsequent to the end of the third quarter, on June 11, 2003, an entity affiliated with Mr. S. Price made an advance payment of $5.0 million for the Series B Preferred Stock. The Company and the affiliate of Mr. S. Price agreed that if the private placement of Series B Preferred Stock was not completed by July 10, 2003, the Company would refund the advance with accrued interest of 8% per annum.

Short-Term Borrowings and Debt

As of May 31, 2003, the Company, through its majority or wholly owned subsidiaries, had $25.3 million outstanding in short-term borrowings through 13 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentages in the subsidiaries. Each of the facilities expires during the year and typically is renewed. As of May 31, 2003, the Company had approximately $7.5 million available on the facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages in the subsidiaries, except for approximately $32.1 million as of May 31, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the condensed consolidated balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants, which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note, the current ratio and interest coverage ratio for a $6.0 million note, and the debt service ratio and interest coverage ratio for a $3.5 million note. The Company has obtained the necessary waivers for these notes through August 31, 2003.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of May 31, 2003, there were outstanding letters of credit in the amount of $3.8 million.

Contractual Obligations

As of May 31, 2003, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$115,812	$14,412	$36,295	$20,238	$44,867
Operating leases	137,913	9,119	17,020	17,136	94,638

Total	$253,725	$23,531	$53,315	$37,374	$139,505

Significant Accounting Policies

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory, impairment of long-lived assets and warehouse closing costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

Merchandise Inventories: Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, which occur primarily in the second and fourth fiscal quarters. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Allowance for Bad Debt: Credit is extended to a portion of our members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. Additionally, the Company utilizes the importation and exportation businesses of one of the minority interest shareholders in the Company’s Philippines subsidiary for the movement of merchandise inventories both to and from the Asian regions to its warehouses operating in Asia. As of May 31, 2003, the Company had a total of $2.0 million in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the condensed consolidated financial statements. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Impairment of Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. The Company will provide estimates for warehouse closing costs when it is appropriate to do so based on accounting principles generally accepted in the United States. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon the sale of the property differing substantially from the estimates.

Stock-Based Compensation: As of May 31, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively, with guidance provided from SFAS No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended May 31, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. For the three and nine months ended May 31, 2003, the Company recognized stock compensation costs of $947,000 and $1.0 million, respectively, versus stock compensation costs of $53,000 and $159,000 for the three and nine months ended May 31, 2002, respectively (see “Note 2 – Summary of Significant Accounting Policies – Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements included within).

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

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company believes the adoption of SFAS 146 will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of the interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2003, the Company had a total of 28 warehouses operating in eleven foreign countries and two U.S. territories (excluding three warehouses owned in Mexico through its 50/50 joint venture). 20 of the 28 warehouses operate under foreign currencies other than the U.S. dollar. For both of the nine months ended May 31, 2003 and 2002, approximately 74% of the Company’s net warehouse sales were in foreign currencies. The Company anticipates opening new warehouses in existing or new foreign countries in the future, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 57% between the quarter ended May 31, 2002 and the quarter ended May 31, 2003. There can be no assurance that the Company will not experience any other materially adverse effects on the Company’s business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries, as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries, resulting from the translation of the assets and liabilities of the subsidiaries into U.S. dollars, were $6.6 million and $5.3 million as of May 31, 2003 and August 31, 2002, respectively.

The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDFs”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of May 31, 2003, the Company had no outstanding NDFs and no mark-to-market unrealized amounts. Additionally, no realized losses were incurred for the nine months ended May 31, 2003, as no NDFs were entered into during the period. Although the Company has not purchased any NDFs subsequent to May 31, 2003, it may purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized (including the cost of any NDFs), which are included as a part of the costs of goods sold in the consolidated statement of operations, were $1.7 million and $747,000 for the nine months ended May 31, 2003 and 2002, respectively.

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of May 31, 2003:

Country/Territory	Number of Warehouses in Operation	Anticipated Future Warehouse Openings in Fiscal 2003	Currency
Panama	4	—	U.S. Dollar
Philippines	4	—	Philippine Peso
Costa Rica	3	—	Costa Rican Colon
Dominican Republic	3	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	1	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	—	1	Nicaragua Cordoba Oro

Totals	28	1

Mexico (50% Joint Venture)	3	—	Mexican Peso

The Company also is exposed to changes in interest rates on various bank loan facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net income by approximately $811,000 on an annualized basis.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. While the Chief Executive Officer and Chief Financial Officer cannot provide assurance that the Company’s disclosure controls and procedures were effective during all prior periods, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures in effect as of the completion of their evaluation provide reasonable assurance of achieving the desired control objectives.

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

Factors That May Affect Future Performance

The Company’s financial performance is dependent on international operations, which exposes it to various risks. The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes tariffs and taxes, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (iv) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its growth could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouses over a two and a half year period, resulting in a total of 22 warehouses operating in ten countries and one U.S. territory at the end of fiscal 2001 (12 months ended August 31, 2001). The Company also opened four additional new warehouses in fiscal 2002 and five additional new warehouses in the first nine months of fiscal 2003, three of which were opened through the Company’s 50/50 joint venture with Gigante, resulting in a total of 31 warehouses operating in 12 countries and two U.S. territories as of May 31, 2003. The Company anticipates opening its first warehouse in Managua, Nicaragua in July 2003 (fourth quarter of fiscal 2003), and another warehouse in the Philippines, in Aseana City, Metropolitan Manila, in the first quarter of fiscal 2004. The Company’s warehouse on the east side of Santo Domingo, Dominican Republic was closed on June 15, 2003, and a search for a new location in Santo Domingo has commenced. Also, the Company will be closing its warehouse operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003. Management is evaluating individual warehouse performance, and additional warehouse closures may occur.

The success of the Company’s growth strategy will depend to a significant degree on the Company’s ability to (i) expand the Company’s operations through the opening of new warehouses, (ii) efficiently close underperforming warehouses, (iii) operate warehouses on a profitable basis and (iv) maintain positive comparable warehouse sales growth in the applicable markets. Some markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from, those previously encountered by the Company. Also, the Company might not be able to adapt the Company’s operations to support these expansion plans, and new warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

The Company’s ability to open new warehouses on a timely basis will also depend on a number of factors, some of which may be beyond the Company’s control, including the ability to: (i) locate suitable warehouse sites, (ii) negotiate acceptable lease or acquisition terms, (iii) construct sites on a timely basis, and (iv) obtain financing in a timely manner and with satisfactory terms. The growth strategy also will require the Company to hire, teach and retain skilled managers and personnel to support its planned growth, and the Company may experience difficulties hiring employees who possess the knowledge and experience necessary to operate the Company’s new warehouses, particularly in foreign markets where language, education and cultural factors may impose particular challenges. Further, the Company may encounter substantial delays, increased expenses or loss of potential sites due to the complexities, cultural differences, and local political issues associated with the regulatory and permitting processes in the international markets in which the Company intends to locate new warehouses. The Company might not be able to open the planned number of new warehouses according to its schedule or continue to attract, develop and retain the personnel necessary to pursue the Company’s growth strategy. Failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company will need to continually evaluate the adequacy of the Company’s existing systems and procedures, including warehouse management, financial and inventory control and distribution channels and systems. Moreover, as the Company grows, it will be required to continually analyze the sufficiency of the Company’s inventory distribution methods and may require additional facilities in order to support the Company’s growth. The Company may not adequately anticipate all the changing demands that its expanding operations will impose on these systems. The Company’s failure to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouses. The Company imports over 50% of the inventories that it sells, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouses or product it selects to import. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company has a relationship with one of its minority interest shareholders in the Philippines. The Company utilizes the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions to its warehouses operating in Asia. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouses are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company’s warehouses. For example, in January 2001, the Company’s two warehouses in El Salvador experienced minimal inventory loss and disruption of their businesses as a result of an earthquake that measured approximately 8.0 on the Richter Scale and resulted in net damages of approximately $120,000. Also, the Company’s store in Guam has experienced typhoons that resulted in minimal business interruptions and property losses. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further declines in the economies of the countries in which the Company operates its warehouses would harm its business. The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In

Latin America and Southeast Asia, in particular, several countries are suffering recessions and economic instability. As a result, sales, gross profit margins and membership renewals have been negatively impacted in the current year, and in the event these factors continue, sales, gross profit margins and membership renewals may continue to be adversely affected. In addition, a worsening of these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any further decline in the national or regional economies of the foreign countries in which the Company currently operates, or will operate in the future, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of May 31, 2003, Robert E. Price, who is the Company’s President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 41% of the Company’s outstanding common stock and approximately 8% of the Company’s outstanding shares of Series A preferred stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. In addition, on July 9, 2003, entities affiliated with Messrs. R. Price and S. Price acquired 22,000 shares of the Company’s Series B preferred stock, which is convertible, at the holder’s option, into approximately 14% of the Company’s outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

The loss of key personnel could harm the Company’s business. The Company depends to a large extent on the performance of its senior management team and other key employees for strategic business direction. In April 2003, Gilbert A. Partida, the Company’s President and Chief Executive Officer, resigned from the Company. Mr. R. Price, the Company’s Chairman, assumed the additional position of President and Chief Executive Officer while the Company searches for a new President and Chief Executive Officer. The loss of the services of any members of the Company’s senior management or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to volatility in foreign currency exchange. The Company, through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2003, the Company had a total of 28 warehouses operating in 11 foreign countries and two U.S. territories, 20 of which operate under currencies other than the U.S. dollar. For the nine months ended May 31, 2003, approximately 74% of the Company’s net warehouse sales were in foreign currencies. Also, as of May 31, 2003, the Company had three warehouses in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 57% between the quarter ended May 31, 2002 and the quarter ended May 31, 2003. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDFs”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of May 31, 2003, the Company had no outstanding NDFs and no mark-to-market unrealized amounts. Additionally, no realized losses were incurred for the nine months ended May 31, 2003, as no NDFs were entered into during the period. Although the Company has not purchased any NDFs subsequent to May 31, 2003, it may purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized (including the cost of any NDFs), which are included as a part of the costs of goods sold in the consolidated statement of operations, were $1.7 million and $747,000 for the nine months ended May 31, 2003 and 2002, respectively.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1		Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

99.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K:

On April 1, 2003, the Company filed a Form 8-K under Items 5 and 7 announcing that Robert E. Price, Chairman of the Board of Directors, will assume the additional position of Interim President and Chief Executive Officer of PriceSmart, Inc., replacing Gilbert A. Partida who ceased employment with the Company and resigned from the Company’s Board of Directors effective April 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 15, 2003	By:	/s/ ROBERT E. PRICE
Robert E. Price President and Chief Executive Officer

Date:	July 15, 2003	By:	/s/ ALLAN C. YOUNGBERG
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

Date: July 15, 2003	/s/ ROBERT E. PRICE
Robert E. Price President and Chief Executive Officer

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

Date: July 15, 2003	/s/ ALLAN C. YOUNGBERG
Allan V. Youngberg Executive Vice President, Chief Financial Officer

PRICESMART, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,333	$25,244
Marketable securities	—	3,015
Receivables, net of allowance for doubtful accounts of $177 and
$183 at May 31, 2003 and August 31, 2002, respectively	9,724	12,086
Receivables from unconsolidated affiliate	1,681	—
Merchandise inventories	70,751	79,568
Prepaid expenses and other current assets	12,942	9,453
Deferred tax asset, current portion	2,490	—

Total current assets	113,921	129,366
Restricted cash	32,085	21,918
Property and equipment, net	194,826	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	13,140	14,560
Other assets	5,152	4,018
Investment in unconsolidated affiliate	17,644	10,963

TOTAL ASSETS	$399,839	$389,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,263	$23,553
Accounts payable	67,113	66,700
Accrued salaries and benefits	3,375	3,195
Deferred membership income	3,694	3,993
Income taxes payable	—	1,425
Other accrued expenses	5,388	6,597
Long-term debt, current portion	14,412	9,059

Total current liabilities	119,245	114,522
Deferred rent	1,035	—
Long-term debt, net of current portion	101,400	90,539

Total liabilities	221,680	205,061
Minority interest	12,753	10,187
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (at cost), 2,000,000 shares authorized; Series A convertible preferred stock—20,000 shares designated, 20,000 shares issued and outstanding at May 31, 2003 and August 31, 2002	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,285,563 and 7,282,939 shares issued andoutstanding at May 31, 2003 and August 31, 2002, respectively	1	1
Additional paid-in capital	164,120	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(685)	(769)
Deferred compensation	(1,472)	(95)
Accumulated other comprehensive loss	(12,897)	(6,292)
Retained earnings	2,462	7,864
Less: treasury stock at cost, 413,650 and 498,422 shares at May 31, 2003 and August 31, 2002, respectively	(9,397)	(11,322)

Total stockholders’ equity	165,406	173,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,839	$389,003

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Revenues:
Sales:
Net warehouse	$163,779	$156,413	$508,947	$467,782
Export	2,292	667	5,954	1,381
Membership income	2,126	2,416	6,507	6,786
Other income	1,315	2,401	5,151	6,288

Total revenues	169,512	161,897	526,559	482,237

Expenses:
Cost of goods sold:
Net warehouse	146,023	133,647	441,071	399,006
Export	2,212	651	5,691	1,345
Selling, general and administrative:
Warehouse operations	20,758	18,968	59,278	53,836
General and administrative	5,281	4,808	14,465	13,435
Severance	1,083	—	1,083	—
Option re-pricing	833	—	833	—
Settlement and related expenses	—	—	—	1,720
Preopening expenses	649	610	1,513	2,200

Total expenses	176,839	158,684	523,934	471,542

Operating income (loss)	(7,327)	3,213	2,625	10,695

Other income (expense):
Interest income	791	766	2,235	2,356
Interest expense	(2,919)	(2,529)	(7,936)	(7,154)
Other income (expense)	4	(28)	18	(43)
Equity of unconsolidated affiliate	(905)	83	(2,318)	83
Minority interest	838	119	697	(322)

Total other expense	(2,191)	(1,589)	(7,304)	(5,080)

Income (loss) before provision for income taxes	(9,518)	1,624	(4,679)	5,615
Provision (benefit) for income taxes	(2,106)	268	(477)	1,364

Net income (loss)	(7,412)	1,356	(4,202)	4,251
Preferred dividends	400	400	1,200	591

Net income (loss) available to common stockholders	$(7,812)	$956	$(5,402)	$3,660

Earnings (loss) per share:
Basic	$(1.14)	$0.15	$(0.79)	$0.58
Fully diluted	$(1.14)	$0.14	$(0.79)	$0.55
Average common shares outstanding:
Basic	6,872	6,481	6,863	6,350
Fully diluted	6,872	6,779	6,863	6,656

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(4,202)	$4,251
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,110	9,332
Allowance for doubtful accounts	(6)	69
Deferred income taxes	(1,070)	1,364
Minority interest	(697)	322
Equity in losses of unconsolidated affiliate	2,318	(83)
Compensation expense recognized for stock options	1,011	159
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(5,196)	(12,441)
Merchandise inventory	8,817	(19,215)
Accounts payable	413	7,097

Net cash flows provided by (used in) operating activities	12,498	(9,145)
INVESTING ACTIVITIES:
Sale (purchase) of marketable securities	3,015	(3,000)
Additions to property and equipment	(20,286)	(28,090)
(Issuance) repayment of notes receivable	(1,000)	3,768
Investment in unconsolidated affiliate	(9,000)	(10,000)
Proceeds from sale of real estate	—	696
Panama acquisition—repurchase of common stock	—	(1,025)

Net cash flows used in investing activities	(27,271)	(37,651)
FINANCING ACTIVITIES:
Proceeds from bank borrowings	67,050	13,083
Repayment of bank borrowings	(49,126)	(8,377)
Restricted cash	(10,167)	(24)
Issuance of common stock	—	10,000
Issuance of preferred stock	—	19,916
Dividends on convertible preferred stock	(1,200)	(324)
Contributions by minority interest shareholders	3,263	4,143
Issuance of treasury stock	2,433	—
Proceeds from exercise of stock options	130	3,366
Repayment of notes receivable from stockholder	84	—

Net cash flows provided by financing activities	12,467	41,783
Effect of exchange rate changes on cash and cash equivalents	(6,605)	(2,383)

Net decrease in cash and cash equivalents	(8,911)	(7,396)
Cash and cash equivalents at beginning of period	25,244	26,280

Cash and cash equivalents at end of period	$16,333	18,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,206	6,258
Income taxes	$1,174	1,022

See accompanying notes.

PRICESMART, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2003

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,864	498	$(11,322)	$173,755
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Issuance of treasury stock	—	—	—	—	632	—	—	—	—	—	(79)	1,801	2,433
Exercise of stock options	—	—	3	—	6	—	—	—	—	—	(5)	124	130
Common stock issued and stock compensation expense	—	—	—	—	2,388	—	—	(1,555)	—	—	—	—	833
Amortization of deferred compensation	—	—	—	—	—	—	—	178	—	—	—	—	178
Payment on notes receivable from stockholders	—	—	—	—	—	—	84	—	—	—	—	—	84
Net loss	—	—	—	—	—	—	—	—	—	(4,202)	—	—	(4,202)
Translation adjustment	—	—	—	—	—	—	—	—	(6,605)	—	—	—	(6,605)
Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,807)

Balance at May 31, 2003	20	$19,914	7,286	$1	$164,120	$3,360	$(685)	$(1,472)	$(12,897)	$2,462	414	$(9,397)	$165,406

See accompanying notes.

PRICESMART, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2003

NOTE 1—COMPANY OVERVIEW

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouses similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2003, the Company had 28 warehouses in operation in eleven countries and two U.S. territories (four in Panama and the Philippines, three each in Costa Rica, the Dominican Republic and Guatemala, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Guam, Jamaica and the U.S. Virgin Islands), of which the Company owns at least a majority interest. The Company also had three warehouses in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. In fiscal 2002, the Company increased its ownership from 60% to 90% in the operations in Aruba and increased its ownership from 51% to 100% in the operations in Barbados. In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad. In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras. There also were twelve warehouses in operation (eleven in China and one in Saipan) licensed to and operated by local business people as of May 31, 2003. The Company principally operates under one segment in three geographic regions.

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

Stock-Based Compensation—As of May 31, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” for all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended May 31, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income, as reported	$(7,812)	$956	$(5,402)	$3,660
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	947	53	1,011	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,645)	(956)	(3,105)	(2,868)

Pro forma net income	$(8,510)	$53	$(7,496)	$951
Earnings per share:
Basic—as reported	$(1.14)	$0.15	$(0.79)	$0.58
Basic—pro forma	$(1.24)	$0.01	$(1.09)	$0.15
Diluted—as reported	$(1.14)	$0.14	$(0.79)	$0.55
Diluted—pro forma	$(1.24)	$0.01	$(1.09)	$0.14

Effective April 23, 2003, the Company’s Board of Directors approved the repricing of all unexercised stock options held by employees of the Company with exercise prices greater than $20 to $20 per share. The affected options covered a total of 507,510 shares of common stock with a weighted average exercise price of $36.19 per share. Under the provisions of SFAS 123 and subsequent guidance issued under SFAS 148, a non-cash charge related to vested options of $833,000 was recognized in the quarter ended May 31, 2003, and is included in stock compensation expense for the three and nine months ended May 31, 2003.

The Company also recorded a deferred compensation charge of $1.5 million, which will be amortized over the remaining vesting periods of the options. All other terms and conditions of the options remain the same.

Revenue Recognition—The Company recognizes sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse members, which are recognized over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Foreign Currency Translation—In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive loss.

Accounting Pronouncements—In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company believes the adoption of SFAS 146 will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“Interpretation No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of the interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $246,000 and $808,000 for the three months ended May 31, 2003 and 2002, respectively, and $1.5 million and $1.7 million for the nine months ended May 31, 2003 and 2002, respectively.

Reclassifications—Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2003	August 31, 2002
Land	$33,209	$31,080
Building and improvements	123,551	109,936
Fixtures and equipment	75,733	67,848
Construction in progress	3,248	6,591

	235,741	215,455
Less: accumulated depreciation	(40,915)	(30,348)

Property and equipment, net	$194,826	$185,107

Building and improvements includes capitalized interest costs of $1.5 million and $1.2 million as of May 31, 2003 and August 31, 2002, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Income (loss) available to common stockholders	$(7,812)	$956	$(5,402)	$3,660
Determination of shares:
Common shares outstanding	6,872	6,481	6,863	6,350
Assumed conversion of:
Stock options	—	298	—	306
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,872	6,779	6,863	6,656
Net income (loss) available to common stockholders:
Basic earnings per share	$(1.14)	$0.15	$(0.79)	$0.58
Diluted earnings per share	$(1.14)	$0.14	$(0.79)	$0.55

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

NOTE 6—SHORT-TERM BORROWINGS AND DEBT

As of May 31, 2003, the Company, through its majority or wholly owned subsidiaries, had $25.3 million outstanding in short-term borrowings through 13 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentages in the subsidiaries. Each of the facilities expires during the year and typically is renewed. As of May 31, 2003, the Company had approximately $7.5 million available on the facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages in the subsidiaries, except for approximately $32.1 million as of May 31, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the condensed consolidated balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants, which include, among others, current, debt service, interest coverage and leverage ratios. The Company is in compliance with all of these covenants, except for the current ratio for a $5.0 million note, the current ratio and interest coverage ratio for a $6.0 million note, and the debt service ratio and interest coverage ratio for a $3.5 million note. The Company has obtained the necessary waivers for these notes through August 31, 2003.

Pursuant to the terms of a bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of May 31, 2003, there were outstanding letters of credit in the amount of $3.8 million.

NOTE 7—COMPREHENSIVE LOSS

Comprehensive loss is net losses, plus certain other items that are recorded directly to stockholders’ equity. The only such items currently applicable to the Company are net unrealized gains or losses on marketable securities and translation adjustments. The Company’s comprehensive loss was $12.9 million and $6.3 million as of May 31, 2003 and August 31, 2002, respectively.

NOTE 8—FOREIGN CURRENCY INSTRUMENTS

The Company transacts business primarily in various Latin American and Caribbean foreign currencies. The Company, at times, enters into non-deliverable forward currency exchange contracts (“NDFs”) that are generally for short durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of May 31, 2003, the Company had no outstanding NDFs and no mark-to-market unrealized amounts. Additionally, no realized losses were incurred for the six months ended May 31, 2003, as no NDFs were entered into during the period.

NOTE 9—GOODWILL

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

The Company’s goodwill as of May 31, 2003 and August 31, 2002 was $23 million and is allocated as follows (in thousands):

Panama	$7,370
PSMT Caribe, Inc.	13,678
Trinidad	712
Aruba	782
Barbados	1,750

Total Goodwill	$24,292

Less: Accumulated amortization	(1,221)

Goodwill, net	$23,071

The Company adopted SFAS No. 142 (“SFAS 142), “Goodwill and Other Intangible Assets” effective September 1, 2001 (fiscal 2002). Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has performed the required impairment tests of the Company’s goodwill and as a result no impairment losses have been recorded for the periods presented

NOTE 10—CONVERTIBLE PREFERRED STOCK AND WARRANTS

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Series A Preferred Stock”) and warrants to purchase 200,000 shares of common stock (that expired unexercised on January 17, 2003) for an aggregate of $20 million, with net proceeds of $19.9 million. The Series A Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Series A Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. As of May 31, 2003, none of the shares of Series A Preferred Stock had been converted.

NOTE 11—RELATED PARTY TRANSACTIONS

In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”) to initially open four PriceSmart warehouses in Mexico. In November 2002, two of the four planned warehouses in Mexico were opened, in Irapuato and Celaya, with the third opened in Queretaro in March 2003. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 of the 20,000 shares of Series A Preferred Stock issued, and all of the warrants to purchase 200,000 shares of the Company’s common stock, for a total of $15 million.

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the nine months ended May 31, 2003, export sales to PriceSmart Mexico were approximately $1.8 million, and are included in total export sales of $6.0 million on the condensed consolidated statements of operations. Under equity accounting, for the export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the 50% gross profit margin realized from these sales. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $881,000.

On January 22, 2002, the Company sold an aggregate of 1,650 shares of the Series A Preferred Stock (see Note 10) for $1.7 million to entities affiliated with Mr. Sol Price, a significant stockholder of the Company.

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

The Company utilizes the importation and exportation businesses of one of its minority interest shareholders in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouses operating in Asia. As of May 31, 2003, the Company had a total of $2.0 million in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the condensed consolidated financial statements.

NOTE 12—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of May 31, 2003 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Nine Months Ended May 31, 2003
Total revenue	$7,134	$334,914	$87,631	$96,880	$526,559
Operating income (loss)	(7,069)	11,442	(2,492)	744	2,625
Identifiable assets	79,390	180,146	75,021	65,282	399,839

Nine Months Ended May 31, 2002
Total revenue	$2,715	$344,452	$85,746	$49,324	$482,237
Operating income (loss)	(3,605)	14,649	(652)	303	10,695
Identifiable assets	66,470	196,149	67,689	44,819	375,127

Year Ended August 31, 2002
Total revenue	$4,050	$453,251	$114,011	$73,712	$645,024
Operating income (loss)	(3,474)	18,855	(2,592)	1,154	13,943
Identifiable assets	78,180	192,463	70,909	47,451	389,003

NOTE 13—SUBSEQUENT EVENTS

On June 15, 2003, the Company’s warehouse on the east side of Santo Domingo, Dominican Republic was closed, and a search for a new location in Santo Domingo has commenced. Closing costs have been estimated at $525,000, which will be recognized in the fourth quarter. Also, the Company will be closing its warehouse currently operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003. Closing costs for the Pasig City warehouse have not yet been quantified but all such estimated costs will be recognized in the fourth quarter of 2003.

On July 9, 2003, entities affiliated with Robert E. Price, President and Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart, and entities affiliated with Sol Price, a significant stockholder of PriceSmart, purchased an aggregate of 22,000 shares of PriceSmart’s 8% Series B Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), a new series of preferred stock, for an aggregate purchase price of $22 million. The Series B Preferred Stock is convertible at the option of the holder at any time, or automatically on July 9, 2013, into shares of PriceSmart’s common stock at a conversion price of $20.00 per share, subject to customary anti-dilution adjustments; accrues a cumulative preferential dividend at an annual rate of 8%, payable quarterly in cash; and may be redeemed by PriceSmart at any time on or after July 9, 2008. PriceSmart is required to register with the Securities and Exchange Commission the shares of common stock issuable upon conversion of the Series B Preferred Stock.

On June 11, 2003, an entity affiliated with Mr. S. Price made an advance payment of $5.0 million for the Series B Preferred Stock. The Company and the affiliate of Mr. S. Price agreed that if the private placement of Series B Preferred Stock was not completed by July 10, 2003, the Company would refund the advance with accrued interest of 8% per annum.