Form 10-K/A
period 2002-08-31
PRICESMART INC
filed 2003-12-16
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22793

PRICESMART, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0628530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4649 MORENA BLVD., SAN DIEGO, CA 92117

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:  (858) 581-4530

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of December 5, 2003 was $25,581,899, based on the last reported sale of $5.79 per share on December 5, 2003.

As of December 5, 2003, a total of 7,362,005 shares of Common Stock were outstanding.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended August 31, 2002

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Annual Report on Form 10-K/A for the year ended August 31, 2002 includes restated consolidated financial statements as of and for the twelve months ended August 31, 2002 and 2001.

This Form 10-K/A amends and restates Items 6, 7, 7A and 8 of Part II, Item 14 of Part III and Item 15 of Part IV of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. All amounts referenced within this Amendment No. 1 for current and prior periods and prior period comparisons reflect balances and amounts on a restated basis for all periods presented.

Based upon information obtained by the Company’s internal audit and accounting departments and additional information gathered as part of an independent investigation conducted at the direction of the Audit Committee of the Company’s Board of Directors, the Company has determined that certain transactions during the period from October 2001 through May 2003 did not satisfy revenue recognition criteria under U.S. generally accepted account principles and were improperly recorded as net warehouse sales on the Company’s statements of operations. As a result, the Company’s net warehouse sales were overstated during fiscal year 2002 by approximately $16.6 million (2.7% of previously reported net warehouse sales), and during the first nine months of fiscal year 2003 by approximately $12.7 million (2.5% of previously reported net warehouse sales). Reported comparable warehouse sales also were impacted by the reporting of these transactions. Restatement of these sales amounts does not affect the Company’s reported net income or loss per share nor does it affect the Company’s balance sheet.

Following its determination to restate its financial statements for the matters described above, the Company also determined that it would correct certain known errors. In each such case, that the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements. In addition, in the process of closing its financial statements for fiscal 2003, the Company identified accounting errors that occurred, primarily in the Company’s Guam and Philippine operations from the failure of the principal accounting staff at these subsidiaries to reconcile properly their accounting records to supporting detail, which impacted prior period results.

The corrections described in the preceding paragraph reduced the Company’s reported net income for the twelve months ended August 31, 2002 by approximately $344,000, from the previously stated $10.788 million of net income to $10.444 million, reducing the Company’s diluted net earnings per share by approximately $0.05, from $1.60 to $1.55 per diluted share. For the first nine months ended May 31, 2003, the restatement increased the Company’s net loss by approximately $711,000, from the previously stated $5.402 million loss to a restated loss of $6.113 million, or increased the Company’s diluted loss per share by approximately $0.10, from a loss of $0.79 to a loss of $0.89 per diluted share.

As a result of the foregoing, the Company restated its financial statements and amended its Annual Report on Form 10-K for the year ended August 31, 2002, and amended its Quarterly Reports on Forms 10-Q for the quarterly periods ended November 30, 2002, February 28, 2003 and May 31, 2003, and the corresponding prior year periods included within the aforementioned amended Forms 10-Q. The Company did not amend its Quarterly Reports on Form 10-Q for the first three quarters of fiscal year ended August 31, 2002, and the financial statements and related financial information in such reports should no longer be relied upon and should be viewed in the context of this report. The restatement did not affect periods prior to November 30, 2001.

For a tabular presentation of the restatement adjustments on the Company’s previously reported statement of operations and balance sheets, see “Note 1—Company Overview and Restatement of Previously Issued Financial Statements” to the accompanying financial statements in Item 8. Financial Statements and each Form 10-Q/A as referenced in the preceding paragraph, which were all concurrently filed with the Securities and Exchange Commission (“SEC”) on December 16, 2003.

PART II

Item 6.    Selected Financial Data

The selected consolidated financial data presented below for the five years ended August 31, 2002 is derived from the Company’s consolidated financial statements and accompanying notes and has been revised to reflect the restatement. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

	Years Ended August 31,
	2002 (restated)	2001	2000	1999	1998
	(in thousands, except earnings (loss) per share)
OPERATING RESULTS DATA:
Net warehouse sales	$609,034	$473,127	$292,013	$89,184	$48,287
Export sales	2,361	500	421	6,773	32,813
Membership fees and other	20,656	15,323	8,216	2,008	2,720
Travel and auto programs	—	—	3,965	10,907	13,368

Total revenues	632,051	488,950	304,615	108,872	97,188

Cost of goods sold	520,987	405,721	256,652	84,638	74,684
Selling, general and administrative	93,646	70,896	53,549	32,021	26,421
Legal settlement	1,720	—	—	—	—
Goodwill amortization	—	998	223	—	—
Preopening expenses	2,213	4,866	7,681	4,949	433

Operating income (loss)	13,485	6,469	(13,490)	(12,736)	(4,350)

Net interest and other income (expense) (1)	(6,697)	(3,442)	7,927	9,034	7,492

Income (loss) before provision (benefit) for income taxes and extraordinary item	6,788	3,027	(5,563)	(3,702)	3,142
Provision (benefit) from income taxes	(4,647)	(586)	(119)	190	114
Extraordinary item, net of tax:
Debt restructuring costs	—	(229)	—	—	—
Preferred dividends	991	—	—	—	—

Net income (loss) available to common stockholders	$10,444	$3,384	$(5,444)	$(3,892)	$3,028

EARNINGS (LOSS) PER SHARE:
Basic	$1.62	$0.54	$(1.01)	$(0.76)	$0.51
Diluted	$1.55	$0.51	$(1.01)	$(0.76)	$0.50

	As of August 31,
	2002 (restated)	2001	2000	1999	1998
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$25,097	$26,280	$24,503	$14,957	$5,639
Marketable securities	3,015	—	5,482	17,627	56,133
Total assets	388,738	324,080	261,400	152,074	124,576
Long-term debt	90,539	79,303	50,532	7,787	—
Stockholders’ equity	173,411	130,110	131,683	93,861	103,081
Dividends paid on common stock (2)	—	—	—	—	—

(1)	Net interest and other income (expense) includes interest income, gains and losses on sale of assets, interest on bank borrowings, equity of unconsolidated affiliates and minority interest of stockholders in joint venture businesses.
(2)	The Company has never declared a cash dividend on its common stock and does not anticipate doing so in the foreseeable future.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements concerning the Company’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s SEC reports, including the risk factors referenced in this Form 10-K. See “—Factors That May Affect Future Performance.”

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2002 (fiscal 2002 restated) and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

PriceSmart’s business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2002, the Company had 26 warehouse stores in operation in ten countries and two U.S. territories, of which the Company owns at least a majority interest. Subsequent to fiscal 2002, in November 2002 the Company opened two locations in Mexico and one additional location in the Philippines.

During fiscal 2002, the Company opened four new U.S.-style membership shopping warehouses in the Caribbean and Asia, with one each in Trinidad (December 2001) and Guam (March 2002), and two in the Philippines (November 2001 and March 2002), bringing the total number of warehouses in operation to 26 operating in ten countries and two U.S. territories as of August 31, 2002. This compares to 22 warehouses operating in ten countries and one U.S. territory at the end of fiscal 2001 and 16 warehouses operating in seven countries at the end of fiscal 2000.

The number of warehouses in operation as of August 31, 2001 and August 31, 2002, the number of anticipated warehouse openings for fiscal 2003 and the Company’s ownership percentages as of August 31, 2002, and the basis of presentation for financial reporting purposes, by each country or territory are as follows:

Country/Territory	Number of Warehouses in Operation (as of August 31, 2001)	Number of Warehouses in Operation (as of August 31, 2002)	Anticipated Warehouse Openings in Fiscal 2003 (as of August 31, 2002)	Ownership (as of August 31, 2002)	Basis of Presentation
Panama	4	4	—	100%	Consolidated
Costa Rica	3	3	—	100%	Consolidated
Dominican Republic	3	3	—	100%	Consolidated
Guatemala	3	3	—	66%	Consolidated
Philippines	1	3	2	52%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	1	2	—	90%	Consolidated
Aruba	1	1	—	90%	Consolidated
Barbados	1	1	—	100%	Consolidated
Guam	—	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Ecuador	—	—	—	60%	Consolidated
Jamaica	—	—	1	67.5%	Consolidated
Mexico	—	—	4	50%	Equity
Nicaragua	—	—	1	51%	Consolidated

Totals	22	26	8

In addition to the warehouse stores operated directly by the Company or through joint ventures as of August 31, 2002, there were eleven warehouse stores in operation (ten in China and one in Saipan, Micronesia) licensed to and operated by local business people through which the Company primarily earns a licensee fee on a per warehouse basis. In addition, until March 1, 2000, the Company operated a domestic travel program.

The Company seeks to establish significant market share in the metropolitan areas of emerging market countries by rapidly saturating these areas with second and third stores. Same-store-sales, which are for stores open at least 12 full months, decreased 3.5% for the 52-week period ended September 1, 2002 compared to the same period last year. Same-store-sales for the 52-week period ended September 1, 2001 decreased 5.9% compared to the same period in 2000. The average life of the 26 warehouses in operation as of August 31, 2002 was 27 months. The average life of the 22 warehouses in operation as of August 31, 2001 was 18 months.

Net warehouse sales increased 29% to $609.0 million in fiscal 2002 from $473.1 million in fiscal 2001. The increase was primarily a result of the four new warehouses opened in fiscal 2002 and a full year of operations from the six new warehouses opened in fiscal year 2001. Net warehouse sales increased 62% to $473.1 million in fiscal 2001 from $292.0 million in fiscal 2000. The increase was primarily a result of the six new warehouses opened during fiscal 2001 and a full year of operations from the eleven new warehouses opened in fiscal 2000.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) for fiscal 2002 were 14.8% compared to 14.4% for fiscal 2001. The slight increase in gross profit margins resulted primarily from increased gross margins attained in the Company’s warehouses in Latin America offset by slightly lower margins in the Company’s Caribbean warehouses. The Company’s more mature warehouses in Latin America benefited from the Company’s increased purchasing power, while its newer Caribbean warehouses experienced a reduction in sales penetration of higher-margin U.S. non-food items and were adversely affected by declines in tourism and consumer spending following the 9/11 terrorist attacks. The Company’s warehouse gross profit margins for fiscal 2001 were 14.4% compared to 12.3% for fiscal 2000. The change between fiscal 2001 and fiscal 2000 is a result of the Company’s increased purchasing power resulting in lower costs of purchased goods, an increase in sales penetration of higher margin non-food items, lower shrink costs in fiscal 2001 and the expected lower margins associated with the rapid expansion which occurred in fiscal 2000.

Export sales to the Company’s licensee warehouses in Asia and other sales to third-parties in fiscal 2002 were $2.4 million compared to $500,000 and $421,000 for fiscal years 2001 and 2000, respectively. The change between years is due to increased sales to the Company’s licensee in Saipan and direct sales to third parties in fiscal 2002 from the Company’s distribution centers.

The Company’s export sales gross margin for fiscal 2002 was 5.1% compared to 3.6% and 3.8% for fiscal years 2001 and 2000, respectively. The gross margin percentages on export sales can vary significantly based upon the Company’s success in negotiating the purchase and sale of product through its distribution centers to third parties. The margins from sales to licensees are based on the varying agreements the Company has with its licensees and the gross margin amount that the Company can earn under these agreements.

Membership fees and other, including fees earned from licensees, increased 35% to $20.7 million in fiscal 2002 from $15.3 million in fiscal 2001. Membership fees (which are recognized into income ratably over the one-year life of the membership) and other income (which includes commission revenue, rental income, advertising revenues, vendor promotions and rebates) increased to $19.5 million, or 3.2% of net warehouse sales, from $14.3 million, or 3.0% of net warehouse sales in fiscal year 2001. The increase in amounts was primarily a result of the four new warehouses opened in fiscal 2002, resulting in an increase in total memberships and increases in other revenues from commission revenue, rebates and rental revenue. Licensee fees increased to $1.2 million in fiscal 2002 from $1.0 million in fiscal 2001, due to two additional licensee warehouses opened in fiscal 2002. Membership fees and other, including fees earned from licensees, increased 87% to $15.3 million in fiscal 2001 from $8.2 million in fiscal 2000. Membership fees and other income increased to $14.3 million, or

3.0% of net warehouse sales, from $7.4 million, or 2.5% of net warehouse sales, in fiscal year 2000. The increase in amounts was primarily a result of the six new warehouses opened in fiscal 2001, resulting in an increase in total memberships and increases in other revenues primarily from the rental and advertising revenue. Licensee fees increased to $1.0 million in fiscal 2001 from $840,000 in fiscal 2000, due to three additional licensee warehouses opened during fiscal 2001.

The Company sold its travel program in March 2000 (fiscal 2000), accounting for the change in revenue for subsequent periods presented.

Warehouse operating expenses increased to $74.8 million, or 12.3% of net warehouse sales, for fiscal 2002 from $53.3 million, or 11.3% of net warehouse sales, for fiscal 2001. The increase in warehouse operating expenses is attributable to the four additional warehouses opened in fiscal 2002 and a full year of operations from the six warehouses opened throughout fiscal 2001. The increase in warehouse operating expenses as a percentage of net warehouse sales is primarily attributable to the higher operating costs realized in the first year of operations from the Company’s warehouses located in new Caribbean and Asian markets. As the Caribbean and Asian markets mature, the Company expects to realize period-over-period efficiencies in these markets in fiscal 2003 and 2004, similar to the year-over-year improvements realized in the Company’s 17 Latin American warehouses between fiscal 2000 through 2002 as these stores matured. Warehouse operating expenses increased to $53.3 million, or 11.3% of net warehouse sales, for fiscal 2001 from $34.1 million, or 11.7% of net warehouse sales, for fiscal 2000. The increase in warehouse operating expenses is attributable to the six additional warehouses opened in fiscal 2001. The decrease in warehouse operating expenses as a percentage of net warehouse sales is attributable to the leveraging of centralized warehouse costs over additional warehouses operating primarily in the Company’s Latin American region.

General and administrative expenses increased to $18.9 million, or 3.0% of net warehouse sales, for fiscal 2002 from $17.6 million, or 3.7% of net warehouse sales, for fiscal 2001. As a percentage of net warehouse sales, general and administrative expenses declined in fiscal 2002 due to the increase in net warehouse sales between the periods presented. General and administrative expenses decreased to $17.6 million, or 3.7% of net warehouse sales, for fiscal 2001 from $17.9 million, or 6.1% of net warehouse sales, for fiscal 2000. As a percentage of net warehouse sales, general and administrative expenses declined in fiscal 2001 due to the increase in net warehouse sales between the periods presented.

Travel selling, general and administrative expenses represent the operating expenses incurred by the travel program that was sold in March 2000 (fiscal 2000), accounting for the change between the periods presented.

Legal settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former licensee on February 15, 2002 (see “Note 13—Legal Settlement” in the Notes to Consolidated Financial Statements included herein).

Goodwill amortization decreased in fiscal 2002 because the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. Under SFAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise (see “Note 15—Amortization of Goodwill” in the Notes to Consolidated Financial Statements included herein).

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $2.2 million in fiscal 2002 from $4.9 million and $7.7 million in fiscal 2001 and 2000, respectively. The changes between the periods presented are a result of opening four, six and eleven new warehouses in fiscal 2002, 2001 and 2000, respectively. Subsequent to fiscal 2002, in November 2002 the Company opened two locations in Mexico and one additional location in the Philippines. The Company planned to open up to eight new warehouses in fiscal 2003, bringing the total number of warehouses in operation up to as many as 34 by the end of fiscal 2003. This includes four new warehouses in Mexico through the Company’s 50/50 joint venture, which is accounted for under the equity method.

Interest income primarily reflects earnings on marketable securities, cash and cash equivalent balances, City Notes (see “Note 8—City Notes Receivable” in the Notes to Consolidated Financial Statements included herein) and certain secured notes receivable from buyers of formerly owned properties. Interest income decreased to $2.9 million in fiscal 2002 from $3.2 million and $3.9 million in fiscal 2001 and 2000, respectively. The change in interest income is due to the change in amounts between interest-bearing instruments held by the Company between the periods presented, the interest rate earned on those instruments and the sale of the City Notes in fiscal 2000.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouses, and was $9.5 million (net of capitalized interest of $494,000) for fiscal 2002 compared with $7.7 million (net of capitalized interest of $730,000) and $2.9 million (net of capitalized interest of $891,000) in fiscal 2001 and 2000, respectively. The increases in interest expense are a result of increased borrowings by the Company to finance the additional warehouses opened during each of the periods presented.

During fiscal 2001, the Company sold excess real estate properties owned by its wholly owned foreign subsidiaries in the Dominican Republic, Costa Rica and Panama, and its majority owned subsidiary in Trinidad. The sale of the excess land resulted in a gain of $2.0 million, of which the Company’s share was $1.5 million.

During fiscal 2000, the Company sold its travel program and City Notes for $1.5 million and $22.5 million, respectively. The Company recognized gains arising from these transactions of $1.1 million and $3.9 million for the travel program and City Notes, respectively.

Equity of unconsolidated affiliate represents the Company’s 50% share of income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated ventures results from operations.

Minority interest relates to the allocation of the joint venture income or (loss) to the minority interest stockholders’ respective interests.

During fiscal 2002, the Company recognized net deferred tax assets of $9.0 million, primarily related to the reversal of a partial release of the valuation allowance previously established against U.S. net deferred tax assets. The Company also incurred current income tax expense related to its foreign operations of $4.4 million, for a net tax benefit of $4.6 million in fiscal 2002. During fiscal 2001, the Company recognized net deferred tax assets of $2.2 million as a result of transitioning most of the Company’s foreign operations to profitability in fiscal 2001. The Company also incurred current income tax expense related to its foreign operations of $1.6 million in fiscal 2001, for a net tax benefit of $586,000. The increase in net deferred tax assets, and corresponding increase in net tax benefit, resulted from management’s reassessment in fiscal 2002 of the valuation allowance previously established against U.S. net deferred tax assets. Based on the factors considered, including the transition of most of the Company’s foreign operations to profitability in fiscal 2002 and 2001, management concluded that is it more likely than not that the deferred tax assets associated with certain operations would be realized (see “Note 16—Income Taxes” in the Notes to Consolidated Financial Statements included herein).

Preferred dividends of $991,000 reflect the issuance of 20,000 shares of Series A Preferred Stock on January 22, 2002, which accrue 8% annual dividends that are cumulative and paid quarterly in cash.

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, preopening costs and working capital requirements associated with new warehouse stores.

The Company was in a positive working capital position on August 31, 2002 of $13.2 million, compared to a positive position of $4.2 and $19.1 million at August 31, 2001 and 2000, respectively. The increase in net working capital of $9.0 million in fiscal 2002 was primarily due an increase in cash flow from operations from the Company’s 22 warehouses open at the end of fiscal 2001, offset by an increase in cash used by operating assets and liabilities (primarily inventories, accounts payable and accounts receivable) for new store openings. The reduction in net working capital in fiscal 2001 over fiscal 2000 of $14.9 million was primarily from the increase in new warehouses that consumed operating assets and liabilities of $15.4 million.

Net cash provided by (used in) operating activities was $1.6 million, $8.8 million and $(11.2) million in fiscal 2002, 2001 and 2000, respectively. The increase in net cash from operating activities was primarily a result of increases in net income year-over-year, increases in depreciation and amortization year-over-year, and in fiscal 2002, reduced by an increase in deferred tax assets resulting primarily from the reversal of a deferred tax asset valuation allowance.

Net cash used in investing activities was $49.2 million, $42.4 million and $45.1 million in fiscal 2002, 2001 and 2000, respectively. The investing activities relate primarily to additions to property and equipment for new warehouses of $34.4 million, $45.4 million and $79.1 million for fiscal 2002, 2001 and 2000, respectively. The Company opened four, six and eleven warehouses during fiscal 2002, 2001 and 2000 respectively. In fiscal 2002, the Company invested $11.0 million in capital related to the Mexico joint venture, purchased marketable securities of $3.0 million, used $1.0 million for cash payments to holders of the Company’s common stock as make-whole payments in lieu of the Company’s obligation to redeem their shares upon request and used $500,000 to acquire the minority interest in Barbados. In fiscal 2001, the Company used $11.4 million in cash to redeem common stock related to the Panama redemptive right agreement, offset by cash received of $5.5 million from the sale of marketable securities, $3.8 million in note receivable payments and $4.2 million from the sale of real estate. In fiscal 2000, the Company received proceeds of $22.5 million, $12.1 million and $1.5 million from the sale of the City Notes, sale of securities and sale of the travel program, respectively.

Net cash provided by financing activities was $51.7 million, $35.7 million and $66.2 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, the Company received proceeds primarily from the sale of preferred stock and warrants for $19.9 million, $10.0 million from the sale of common stock, an increase in net bank borrowings of $17.1 million (net bank proceeds are also net of the $2.3 million in restricted cash, as the restricted cash is used as security for loans for foreign exchange hedging purposes), contributions from minority interest shareholders and proceeds from stock options. In fiscal 2001, the Company received proceeds primarily from an increase in net bank borrowings of $28.0 million (net bank proceeds are also net of the $(11.5) million in restricted cash, as the restricted cash is used as security for loans for foreign exchange hedging purposes), contributions from minority interest shareholders of $3.2 million and $2.6 million from the sale of common stock. In fiscal 2000, the Company received proceeds primarily from an increase in net bank borrowings of $57.8 million (net bank proceeds are also net of the $(2.5) million in restricted cash, as the restricted cash is used as security for loans for foreign exchange hedging purposes), $6.5 million in minority interest contributions and $1.9 million in proceeds related to stock options.

The Company’s 50% owned Mexico joint venture, accounted for under the equity method of accounting, incurred capital expenditures in fiscal 2002 totaling $18.0 million towards the construction of the first three PriceSmart warehouses in Mexico. In fiscal 2002, the Company and Gigante each contributed $11.0 million for a total of $22.0 million of initial capital investment as of August 31, 2002. In fiscal 2003, both the Company and Gigante planned to each contribute an additional $9.0 million of additional capital to the joint venture in Mexico, for aggregate contributions to the joint venture of $40.0 million.

Financing Activities

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of

$19.9 million. The Preferred Stock is convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50 per share, subject to customary anti-dilution adjustments. The Preferred Stock accrues a cumulative preferred dividend at an annual rate of 8%, payable quarterly in cash. The shares are redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference, or $1,000 per share plus accumulated and unpaid dividends to the redemption date. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At August 31, 2002, none of the shares of Preferred Stock had been converted and none of the warrants had been exercised.

On May 7, 2002, the Company sold 300,000 shares of the Company’s common stock to International Finance Corporation (“IFC”) in a private placement for an aggregate purchase price of approximately $10 million. Proceeds from the sale of common stock to IFC were used for capital expenditures and working capital requirements related to new warehouse expansion.

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

Panamanian Acquisition Redemptive Right

In March 2000, the Company entered into a Stock Purchase Agreement to acquire the remaining interest in the PriceSmart Panama majority owned subsidiary (“Panama Acquisition”), which previously had been 51% owned by the Company and 49% owned by BB&M International Trading Group (“BB&M”), whose principals are several Panamanian businessmen, including Rafael Barcenas, a director of PriceSmart. In exchange for BB&M’s 49% interest, the Company issued to BB&M’s principals 306,748 shares of PriceSmart common stock. Under the stock purchase agreement relating to the Panama Acquisition, the Company agreed upon the request of BB&M’s principals to redeem the shares of the Company’s common stock issued to BB&M at a price of $46.86 per share following the one-year anniversary of the completion of the acquisition.

On April 5, 2001, the Company redeemed 242,144 shares of its common stock for an aggregate of approximately $11.4 million in cash, resulting in an incremental goodwill adjustment of approximately $1.1 million. The Company agreed upon the holders’ request to redeem, at its option for cash or additional stock, the remaining 64,604 shares following the second anniversary of the completion of the acquisition at the price of $46.86 per share.

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

Short-Term Borrowings and Debt

As of August 31, 2002, the Company, through its majority or wholly owned subsidiaries, had $23.6 million outstanding in short-term borrowings through 16 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of August 31, 2002, the Company had $13.2 million available on the facilities.

All debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $22.0 million as of August 31, 2002, which is secured by collateral deposits for the same amount and are included in restricted cash on the balance sheet.

Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current ratio, debt service ratio, interest coverage ratio and leverage ratio. The Company is in compliance with all of these covenants, except for the current ratio and interest coverage ratio for a $6.0 million note, for which the Company obtained the necessary waiver for this note through August 31, 2003.

Contractual Obligations

As of August 31, 2002, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$99,598	$9,059	$45,025	$16,644	$28,870
Operating leases	141,265	9,113	16,763	16,628	98,761

Total	$240,863	$18,172	$61,788	$33,272	$127,631

Subsequent Events

In fiscal 2003, the Company spent an aggregate of $22.2 million for land, building and equipment associated with the opening of three new warehouses (excluding Mexico). The Company invested an additional $9.0 million in capital and loaned $1.0 million to the Mexico joint venture, and received $3.0 million from maturing marketable securities.

In fiscal 2003, the Company received proceeds primarily from the sale of preferred stock and warrants for $22.0 million, an increase in net bank borrowings of $11.0 million, $2.4 million from the sale of treasury stock to PSC, S.A. in connection with the Nicaragua joint venture and $3.3 million in contributions by minority shareholders. Also in fiscal 2003, the Company used approximately $10.2 million of restricted cash as security for debt agreements and paid preferred stock dividends of $1.6 million.

During fiscal 2003, the Company and Gigante each contributed $9.0 million in capital for a total capital investment of $40 million in the 50/50 Mexico joint venture, which is accounted for under the equity method of accounting. Since inception, the joint venture has opened a total of three warehouses in Mexico (two in November 2002 and one in March 2003) and has spent approximately $27.4 million in capital expenditures through August 31, 2003. As of August 31, 2003, the Mexico joint venture had approximately $2.0 million of cash on hand and no debt financing.

The Company, primarily through its foreign subsidiaries (excluding Mexico), has increased long-term bank borrowings by approximately $14.4 million during fiscal 2003, which includes $10.0 million in loans secured by restricted cash deposits and has used these proceeds to finance its working capital and capital expenditure requirements.

As of August 31, 2003, the Company, through its majority or wholly owned subsidiaries, had $20.1 million outstanding in short-term borrowings through 16 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. As of August 31, 2003, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service ratio for a $4.7 million note, for which the Company has received a waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note, for which the Company has not yet received a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note, for which the Company has received a waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note, for which the Company has not yet received a written waiver; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note, for which the Company has received a waiver of its noncompliance; and (vi) debt to equity ratio for a $4.5 million note, for which the Company has not yet received a written waiver. The waivers received as of August 31, 2003 are for a period of one quarter. For the waivers requested, but not yet received, the Company has received verbal confirmation that the waivers will be approved as of August 31, 2003 and will be waived for a period of one quarter. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of August 31, 2003 of $30.6 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of August 31, 2003, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of August 31, 2003, the net book value of this real property is approximately $54.8 million with approximately $33.1 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $24.6 million and a working capital deficit of $12.0 million as of August 31, 2003. For the year ended August 31, 2003, the Company had a net loss available to common stockholders of $32.1 million and generated cash flow from operating activities of $2.5 million. The Company has generated cash flow from operations since fiscal 2001. The Company’s ability to fund its operations and service debt during fiscal 2004 is dependent on its ability to generate cash flow from operations, extend or refinance short-term credit facilities, continue to be granted vendor credit and continue to receive waivers from those lenders where covenant violations exist. Subsequent to year-end, the Company has extended $12.3 million of the $20.1 million short-term borrowings outstanding at August 31, 2003 to maturities beyond fiscal 2004. As of August 31, 2003, the Company closed three unprofitable warehouses and announced plans to close an additional warehouse on December 31, 2003 to increase cash flows for fiscal 2004. The Company also intends to reduce certain controllable warehouse expenses. The Company believes it will be successful in funding its fiscal 2004 operations, obtaining any necessary covenant violation waivers and extending or refinancing their remaining short term credit maturities beyond fiscal 2004. Management believes that its existing working capital along with existing availability in credit facilities, are sufficient to fund its operations through at least August 31, 2004.

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

Stock-Based Compensation:  Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 will not have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 will not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In addition to rescinding three FASB statements, SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 will not have a material impact on the Company’s consolidated financial statements.

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

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003 and may continue to incur losses in future periods.    The Company incurred a net loss available to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, and expects to incur net losses in fiscal 2004. The Company is seeking ways to improve sales, margins, expense controls and inventory management. The Company believes these efforts will return the Company to profitability. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company believes it will have adequate cash to meet its operating and capital needs for fiscal 2004.    The Company has estimated the timing and amounts of cash receipts and disbursements during fiscal 2004, and it believes it will have adequate cash to meet its operating and capital needs for fiscal 2004. However, if its assumptions about cash generation and usage are incorrect, the Company may be forced to withhold payment to its lenders and others and to file for bankruptcy protection. If the Company is forced to seek bankruptcy protection because of its inability to make required payments, the Company’s common stock may become worthless and an investment in the common stock would be lost.

At August 31, 2003, the Company had cash of $17.7 million, and its net working capital was in a deficit position of $12.0 million. The Company has developed plans to manage its cash resources that include controlling expenditures and timely and effective management of its inventory and other asset procurements. The Company also continues to pursue financing alternatives. However, the Company may not obtain additional financing on terms that are acceptable to the Company, or at all.

As of August 31, 2003 the Company was out of compliance with financial covenants, contained in debt agreements covering an aggregate of $23.3 million of indebtedness. The Company has obtained written waivers covering $11.1 million of this indebtedness and currently expects to receive written waivers of the balance. The Company also has $30.6 million of indebtedness outstanding that allows the lender to accelerate the indebtedness upon a default by the Company under other indebtedness. If the Company fails to obtain the outstanding waivers or to comply with the covenants governing its indebtedness in the future, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness. In addition, if the Company fails to comply with the covenants governing its indebtedness, the Company may need additional financing in order to service or extinguish the indebtedness. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

The Company’s financial performance is dependent on international operations, which exposes it to various risks.    The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes in tariffs and taxes, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its growth could adversely affect the Company’s business.    The Company began an aggressive growth strategy in April 1999, opening 20 new warehouses over a two and a half year period, resulting in a total of 22 warehouses operating in ten countries and one U.S. territory at the end of fiscal 2001 (12 months ended August 31, 2001). The Company also opened four additional new warehouses in fiscal 2002 and six additional new warehouses in fiscal 2003, three of which were opened through the Company’s 50/50 joint venture, resulting in a total of 32 new warehouses (before the exclusion of recent closures) operating in 13 countries and two U.S. territories since 1999. The Company anticipates opening one new warehouse in the third quarter of fiscal 2004 in Aseana City, Metropolitan Manila, Philippines.

During fiscal 2003, the Company’s warehouse on the east side of Santo Domingo, Dominican Republic was closed on June 15, 2003, and a search for a new location in Santo Domingo has commenced. Also, the Company closed a warehouse operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003 and closed a warehouse operating in Guatemala City, Guatemala on August 15, 2003. As of August 31, 2003, the Company had in operation 29 warehouse clubs in 13 countries and two U.S. territories (four in Panama; three each in Costa Rica, Mexico and the Philippines; two each in Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Guam, Jamaica, Nicaragua and the United States Virgin Islands). Subsequent to fiscal 2003, the Company announced that it would be closing its warehouse currently operating in Guam. The last day of operations is scheduled to be December 31, 2003. Management continually evaluates individual warehouse performance, and additional warehouse closures may occur.

The success of the Company’s strategy will depend to a significant degree on the Company’s ability to (i) efficiently operate warehouses on a profitable basis and (ii) obtain and maintain positive comparable warehouse sales growth in the applicable markets. Some markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from, those previously encountered by the Company. Also, the Company might not be able to adapt the Company’s operations to support expansion, and warehouses may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

In addition, the Company will need to continually evaluate the adequacy of the Company’s existing systems and procedures, including warehouse management, financial and inventory control and distribution channels and systems. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution methods and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. The Company’s failure to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s auditors have indicated to the Company that they believe there were material weaknesses in the Company’s internal controls for the year ended August 31, 2003.    In connection with the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP advised the Company that it plans to deliver a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies to be reported by Ernst & Young LLP are that the Company’s internal controls relating to revenue recognition were not designed properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These internal control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. See “Item 14. Controls and Procedures” for a discussion of these remedial measures. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified to the Company by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in the Company’s consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.

The Company is currently defending several stockholder lawsuits.    Following the announcement of the restatement of its financial results, the Company has received notice of four class action lawsuits filed against it and certain of its former directors and officers purportedly brought on behalf of certain of its current and former stockholders. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. If the Company chooses to settle these suits without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, the Company is party to a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. The indemnification provisions contained in the Company’s Certificate of Incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. Regardless of the ultimate outcome of these suits, however, litigation of this type is expensive and will require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm the Company’s business and reputation.

The Company expects to incur substantial legal and other professional service costs.    The Company has and will continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

The Company faces significant competition.    The Company’s international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that the Company’s competitors will not decide to enter the markets in which the Company operates, or expects to enter, or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the Company’s ability to operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouses.    The Company’s warehouse clubs import approximately 50% of the inventories that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouses or product it selects to import. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships.    Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company has a relationship with one of its minority interest shareholders in the Philippines, by which it utilizes the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

Also, the Company has an agreement with Banca Promerica and Banco Promerica (collectively “Promerica”) in which the Company and Promerica have issued co-branded credit cards, used primarily in its Latin American segment, that do not require the Company to pay credit card processing fees associated with the use of these cards in its warehouse clubs. Mr. Edgar Zurcher, who is a director of the Company, is also Chairman of the Board of Banca Promerica (Costa Rica) and is also a director of Banco Promerica (El Salvador) (collectively “Promerica”). If, for any reason, the Company were unable to continue to offer the co-branded credit card, the result would be an increase in the Company’s costs and potentially a negative effect on sales.

The Company is exposed to weather and other risks associated with international operations.    The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouses are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company’s warehouses. For example, the Company’s two warehouses in El Salvador have experienced minimal inventory loss and disruption of their businesses as a result of earthquakes that have occurred. Also, the Company’s store in Guam has experienced typhoons that resulted in minimal business interruptions and property losses. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.    As of August 31, 2003, Robert E. Price, who is the Company’s Interim President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 47.1% of the Company’s outstanding common stock and approximately 8.3% of the Company’s outstanding shares of Series A Preferred Stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. In addition, on July 9, 2003, entities affiliated with Messrs. R. Price and S. Price purchased 22,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $22 million. Messrs. R. Price and S. Price beneficially owned all of the outstanding Series B Preferred Stock, which is convertible, at the holder’s option, into approximately 13.0% of the Company’s outstanding common stock. Subsequent to the end of fiscal 2003, Messrs. R. Price and S. Price purchased an aggregate of 500,000 shares of the Company’s common stock, for an aggregate purchase price of $5.0 million. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

The loss of key personnel could harm the Company’s business.    The Company depends to a large extent on the performance of its senior management team and other key employees, such as U.S. ex-patriots in certain locations where the Company operates, for strategic business direction. The loss of the services of any members of the Company’s senior management or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to volatility in foreign currency exchange.    The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2003, the Company had a total of 26 consolidated warehouses operating in 12 foreign countries and two U.S. territories, 18 of which operate under currencies other than the U.S. dollar. For fiscal 2003, approximately 74% of the Company’s net warehouse sales were in foreign currencies. Also, as of August 31, 2003, the Company had three warehouses in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which will increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 81% between the end fiscal 2002 and the end of fiscal 2003. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDFs”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of August 31, 2003, the Company had no outstanding NDFs and no unrelated mark-to-market unrealized amounts. Additionally, no realized losses were incurred for twelve months ending August 31, 2003, as no NDFs were entered into during the period. Although the Company has not purchased any NDFs subsequent to August 31, 2003, it may purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for fiscal 2003, 2002 and 2001 (including the cost of the NDFs) were approximately $605,000, $1.2 million and $718,000, respectively.

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

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill of approximately $23.1 million. The Company performed its impairment test on goodwill as of August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impairment charge as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company, through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2002, the Company had a total of 26 warehouses operating in ten foreign countries and two U.S. territories. Eighteen of the 26 warehouses operate under currencies other than the U.S. dollar. For the fiscal year ended August 31, 2002, approximately 73% of the Company’s net warehouse sales were in foreign currencies. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies. In November 2002 the Company opened two warehouses in Mexico through its 50/50 joint venture, and one warehouse in the Philippines. The three new warehouses opened in November 2002 operate under currencies other than the U.S. dollar.

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

Foreign currencies in most of the countries where the Company operates historically have devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and mark-to-market amounts and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivables or liabilities with counterparties to the NDFs are recorded in the consolidated balance sheet. As of August 31, 2002, the Company had no outstanding NDFs and therefore no mark-to-market unrealized amounts as of August 31, 2002. For the fiscal year ended August 31, 2002, realized losses were approximately $466,000 from NDFs previously entered into. Although the Company has not purchased any NDFs subsequent to August 31, 2002, the Company may continue to purchase NDFs in the future to mitigate foreign exchange losses. However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. Foreign exchange transaction losses realized, which are included as a part of the costs of goods sold in the consolidated statement of operations, for fiscal 2002, 2001 and 2000 (including the cost of the NDFs) were approximately $1.2 million, $718,000 and $1.3 million, respectively.

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of August 31, 2002:

Country/Territory	Number of Warehouses in Operation	Anticipated Warehouse Openings in Fiscal 2003	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	—	Costa Rican Colon
Dominican Republic	3	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
Philippines	3	2	Philippine Peso
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	1	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	—	1	Jamaican Dollar
Mexico	—	4	Mexican Peso
Nicaragua	—	1	Nicaragua Cordoba Oro

Totals	26	8

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve would adversely affect the Company’s pretax net income by approximately $737,000.

Item 8.    Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2002 (restated) and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended August 31,2002 (restated) and for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States.

As described in Note 1, “Company Overview and Restatement of Previously Issued Financial Statements”, the Company has restated previously issued financial statements as of August 31, 2002 and for the year then ended.

/s/    ERNST & YOUNG LLP

San Diego, California

November 7, 2003

PRICESMART, INC.

RESTATED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	August 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$25,097	$26,280
Marketable securities	3,015	—
Receivables, net of allowance for doubtful accounts of $183 and $58 in 2002 and 2001, respectively	12,086	6,134
Merchandise inventories	79,297	71,297
Prepaid expenses and other current assets	8,304	6,249
Property held for sale	—	726

Total current assets	127,799	110,686

Restricted cash	21,918	24,207
Property and equipment, net	185,107	163,200
Goodwill, net	23,071	20,128
Deferred tax asset	15,862	2,357
Other assets	4,018	3,502
Investment in unconsolidated affiliate	10,963	—

Total Assets	$388,738	$324,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$23,553	$22,205
Accounts payable	66,725	60,789
Accrued salaries and benefits	3,210	3,551
Deferred membership income	3,993	4,371
Income taxes payable	1,425	1,643
Other accrued expenses	6,644	7,073
Long-term debt, current portion	9,059	6,842

Total current liabilities	114,609	106,474
Long-term debt, net of current portion	90,539	79,303

Total liabilities	205,148	185,777

Minority interest	10,179	8,193
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized; Series A convertible preferred stock—20,000 shares designated, 20,000 and 0 shares issued and outstanding in 2002 and 2001, respectively	19,914	—
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,282,939 and 6,928,690 shares issued and outstanding in 2002 and 2001, respectively	1	1
Additional paid-in capital	161,094	150,906
Tax benefit from exercise of stock options	3,360	—
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(95)	(307)
Accumulated other comprehensive loss	(6,292)	(962)
Retained earnings (deficit)	7,520	(2,924)
Less: treasury stock at cost; 498,422 and 697,167 shares in 2002 and 2001, respectively	(11,322)	(15,835)

Total stockholders’ equity	173,411	130,110

Total Liabilities and Stockholders’ Equity	$388,738	$324,080

See accompanying notes.

PRICESMART, INC.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended August 31,
	2002	2001	2000
Revenues:
Sales:
Net warehouse	$609,034	$473,127	$292,013
Export	2,361	500	421
Membership fees and other	20,656	15,323	8,216
Travel program	—	—	3,965

Total Revenues	632,051	488,950	304,615

Operating Expenses:
Cost of goods sold:
Net warehouse	518,747	405,239	256,247
Export	2,240	482	405
Selling, general and administrative:
Warehouse operations	74,757	53,335	34,133
General and administrative	18,889	17,561	17,896
Travel program expenses	—	—	1,520
Legal settlement and related expenses	1,720	—	—
Goodwill amortization	—	998	223
Preopening expenses	2,213	4,866	7,681

Total expenses	618,566	482,481	318,105

Operating income (loss)	13,485	6,469	(13,490)

Other income (expense):
Interest income	2,944	3,240	3,891
Interest expense	(9,448)	(7,721)	(2,866)
Other income (expense)	37	(76)	(61)
Gain (loss) on sale:
Real estate properties	(41)	1,955	—
Travel program (related party)	—	—	1,133
City Notes (related party)	—	—	3,948
Equity of unconsolidated affiliate	(37)	—	—
Minority interest	(152)	(840)	1,882

Total other income (expense)	(6,697)	(3,442)	7,927

Income (loss) before benefit from income taxes and extraordinary item	6,788	3,027	(5,563)
Benefit from income taxes	4,647	586	119

Income (loss) before extraordinary item	11,435	3,613	(5,444)
Extraordinary item, net of tax:
Debt restructuring costs	—	(229)	—

Net income (loss)	11,435	3,384	(5,444)
Preferred dividends	991	—	—

Net income available to common stockholders	$10,444	$3,384	$(5,444)

Basic earnings (loss) per share—common stockholders:
Income (loss) before extraordinary item	$1.62	$0.58	$(1.01)
Extraordinary item	$—	$(0.04)	$—

Net income (loss)	$1.62	$0.54	$(1.01)

Diluted earnings (loss) per share—common stockholders:
Income (loss) before extraordinary item	$1.55	$0.54	$(1.01)
Extraordinary item	$—	$(0.03)	$—

Net income (loss)	$1.55	$0.51	$(1.01)

Shares used in per share computation:
Basic	6,455	6,254	5,386
Diluted	6,741	6,658	5,386

See accompanying notes.

PRICESMART, INC.

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED AUGUST 31, 2002

(amounts in thousands, except share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Tax benefit from exercise of stock options	Notes receivable from stockholders	Deferred Compensation	Other Comprehensive Inc/ (Loss)	Retained earnings (deficit)	Less: Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 1999	—	$—	5,991	$1	$111,483	$—	$(950)	$(1,282)	$(453)	$(864)	908	$(14,074)	$93,861
Issuance of common stock for cash and notes receivable	—	—	—	—	92	—	(150)	—	—	—	(4)	58	—
Exercise of stock options	—	—	142	—	1,616	—	—	—	—	—	(17)	265	1,881
Issuance of stock in exchange for minority interest	—	—	680	—	35,779	—	—	—	—	—	(332)	5,145	40,924
Amortization of deferred compensation	—	—	—	—	—	—	—	603	—	—	—	—	603
Payment on notes receivable from stockholders	—	—	—	—	—	—	100	—	—	—	—	—	100
Net loss	—	—	—	—	—	—	—	—	—	(5,444)	—	—	(5,444)
Net unrealized gain or loss on marketable securities	—	—	—	—	—	—	—	—	146	—	—	—	146
Translation adjustment	—	—	—	—	—	—	—	—	(388)	—	—	—	(388)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,686)

Balance at August 31, 2000	—	—	6,813	1	148,970	—	(1,000)	(679)	(695)	(6,308)	555	(8,606)	131,683
Exercise of stock options	—	—	96	—	922	—	—	—	—	—	(32)	646	1,568
Redemptive right—Panama acquisition	—	—	—	—	(884)	—	—	—	—	—	242	(9,413)	(10,297)
Sale of treasury stock	—	—	—	—	1,103	—	—	—	—	—	(68)	1,538	2,641
Issuance of stock in exchange for minority interest	—	—	20	—	795	—	—	—	—	—	—	—	795
Payment on notes receivable from stockholders	—	—	—	—	—	—	231	—	—	—	—	—	231
Amortization of deferred Compensation	—	—	—	—	—	—	—	372	—	—	—	—	372
Net income	—	—	—	—	—	—	—	—	—	3,384	—	—	3,384
Net unrealized gain or loss on marketable securities	—	—	—	—	—	—	—	—	62	—	—	—	62
Translation Adjustment	—	—	—	—	—	—	—	—	(329)	—	—	—	(329)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	3,117

Balance at August 31, 2001	—	—	6,929	1	150,906	—	(769)	(307)	(962)	(2,924)	697	(15,835)	130,110
Issuance of series A convertible preferred stock	20	19,914	—	—	—	—	—	—	—	—	—	—	19,914
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(991)	—	—	(991)
Issuance of common stock	—	—	300	—	10,000	—	—	—	—	—	—	—	10,000
Exercise of stock options	—	—	74	—	452	—	—	—	—	—	(131)	2,970	3,422
Tax benefit from exercise of stock options	—	—	—	—	—	3,360	—	—	—	—	—	—	3,360
Redemptive right—Panama acquisition	—	—	—	—	(614)	—	—	—	—	—	—	—	(614)
Issuance of stock in exchange for minority interest	—	—	(20)	—	350	—	—	—	—	—	(68)	1,543	1,893
Amortization of deferred compensation	—	—	—	—	—	—	—	212	—	—	—	—	212
Net income	—	—	—	—	—	—	—	—	—	11,435	—	—	11,435
Net unrealized gain or loss on marketable securities	—	—	—	—	—	—	—	—	15	—	—	—	15
Translation adjustment	—	—	—	—	—	—	—	—	(5,345)	—	—	—	(5,345)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	6,105

Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,520	498	$(11,322)	$173,411

See accompanying notes.

PRICESMART, INC.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended August 31,
	2002	2001	2000
Operating Activities:
Net income (loss)	$11,435	$3,384	$(5,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,480	9,414	4,610
Goodwill amortization	—	998	223
Allowance for doubtful accounts	125	17	(443)
Gain on sale of City Notes (related party)	—	—	(3,948)
Gain on sale of travel program (related party)	—	—	(1,133)
Loss (gain) on sale of real estate	82	(1,955)	—
Extraordinary loss	—	229	—
Deferred income taxes	(13,505)	(586)	(119)
Tax benefit from exercise of stock options	3,360	—	—
Minority interest	152	840	(1,882)
Equity in earnings of non-consolidated affiliate	37	—	—
Compensation expense recognized for stock options	212	372	603
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(10,661)	(5,001)	6,697
Merchandise inventories	(8,000)	(16,348)	(29,030)
Accounts payable	5,936	17,477	18,633

Net cash flows provided by (used in) operating activities	1,653	8,841	(11,233)

Investing Activities:
Purchase of marketable securities	(3,000)	—	—
Sale of marketable securities	—	5,482	12,145
Additions to property and equipment	(34,387)	(45,421)	(79,101)
Payment (disbursement) of notes receivable	—	3,768	(2,597)
Proceeds from sale of real estate	—	4,185	—
Proceeds from sale of City Notes (related party)	—	—	22,534
Proceeds from sale of travel program (related party)	—	—	1,500
Investment in unconsolidated affiliate	(11,000)	—	—
Proceeds from sale of property held for sale	696	926	440
Panama acquisition—redemptive right	(1,025)	(11,347)	—
Acquisition of minority interests	(500)	—	—

Net cash flows used in investing activities	(49,216)	(42,407)	(45,079)

Financing Activities:
Proceeds from bank borrowings	191,287	75,342	62,653
Repayment of bank borrowings	(176,486)	(35,789)	(2,350)
Restricted cash	2,289	(11,509)	(2,503)
Dividends on convertible preferred stock	(724)	—	—
Contributions by minority interest shareholders	2,023	3,188	6,465
Proceeds from exercise of stock options	3,422	1,568	1,881
Issuance of common stock	10,000	—	—
Payment on notes receivable from stockholders	—	231	100
Proceeds from issuance of convertible preferred stock	19,914	—	—
Sale of treasury stock	—	2,641	—

Net cash flows provided by financing activities	51,725	35,672	66,246

Effect of exchange rate changes on cash and cash equivalents	(5,345)	(329)	(388)

Net increase (decrease) in cash and cash equivalents	(1,183)	1,777	9,546
Cash and cash equivalents at beginning of year	26,280	24,503	14,957

Cash and cash equivalents at end of year	$25,097	$26,280	$24,503

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,096	$6,801	$2,324
Income taxes	$2,052	$1,739	$677

See accompanying notes.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—COMPANY OVERVIEW AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping stores similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2002, the Company had 26 warehouse stores in operation in ten countries and two U.S. territories (four in Panama, three each in Costa Rica, the Dominican Republic, Guatemala and the Philippines, two each in El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Guam and the U.S. Virgin Islands), of which the Company owns at least a majority interest. In fiscal 2002, the Company increased its ownership from 60% to 90% in the operations in Aruba and increased its ownership from 51% to 100% in the operations in Barbados (see Note 14). In fiscal 2001, the Company increased its ownership from 62.5% to 90% in the operations in Trinidad (see Note 14). In fiscal 2000, the Company increased its ownership from 51% to 100% in the operations in Panama and increased its ownership from 60% to 100% in the operations in Costa Rica, Dominican Republic, El Salvador and Honduras (see Note 14). There also were eleven warehouse stores in operation (ten in China and one in Saipan) licensed to and operated by local business people as of August 31, 2002. In addition, until March 1, 2000, the Company operated a domestic travel program (see Note 9). The Company principally operates under one segment in three geographic regions.

Based upon information obtained by the Company’s internal audit and accounting departments and additional information gathered as part of an independent investigation conducted at the direction of the Audit Committee of the Company’s Board of Directors, the Company has determined that certain transactions during the period from October 2001 through May 2003 did not satisfy revenue recognition criteria under U.S. generally accepted account principles and were improperly recorded as net warehouse sales on the Company’s statements of operations. As a result, the Company’s net warehouse sales were overstated during fiscal year 2002 by approximately $16.6 million (2.7% of previously reported net warehouse sales), and during the first nine months of fiscal year 2003 by approximately $12.7 million (2.5% of previously reported net warehouse sales). Reported comparable warehouse sales also were impacted by the reporting of these transactions. Restatement of these sales amounts does not affect the Company’s reported net income or loss per share nor does it affect the Company’s balance sheets.

Following its determination to restate its financial statements for the matters described above, the Company also determined that it would correct certain known errors. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements. In addition, in the process of closing its financial statements for fiscal 2003, the Company identified accounting errors that occurred, primarily in the Company’s Guam and Philippine operations from the failure of the principal accounting staff at these subsidiaries to reconcile properly their accounting records to supporting detail, which impacted prior period results.

The corrections described in the previous paragraph reduced the Company’s reported net income for the twelve months ended August 31, 2002 by approximately $344,000, from the previously stated $10.788 million of net income to $10.444 million, reducing the Company’s diluted earnings per share by approximately $0.05, from $1.60 to $1.55 per diluted share. For the first nine months ended May 31, 2003, the restatement increased the Company’s net loss by approximately $711,000, from the previously stated $5.402 million loss to a restated loss of $6.113 million, or increased the Company’s diluted loss per share by approximately $0.10, from a loss of $0.79 to a loss of $0.89 per diluted share.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the impact of the restatement on the Company’s previously reported results for the twelve months ended August 31, 2002 and on the balance sheet as of August 31, 2002 on a condensed basis (amounts in thousands, except per share data):

	Twelve Months Ended August 31, 2002
	Previously Reported	Restated
Revenues:
Sales:
Net warehouse	$625,660	$609,034
Export	2,361	2,361
Membership fees and other	20,526	20,656

Total revenues	648,547	632,051

Operating expenses:
Cost of goods sold:
Net warehouse	535,047	518,747
Export	2,240	2,240
Selling, general and administrative:
Warehouse operations	74,495	74,757
General and administrative	18,889	18,889
Legal settlement and related expenses	1,720	1,720
Preopening expenses	2,213	2,213

Total expenses	634,604	618,566

Operating income	13,943	13,485

Other income (expense):
Interest income	2,944	2,944
Interest expense	(9,401)	(9,448)
Other income	37	37
Gain on real estate properties	(41)	(41)
Equity of unconsolidated affiliate	(37)	(37)
Minority interest	(160)	(152)

Total other expense	(6,658)	(6,697)

Income before benefit from income taxes	7,285	6,788

Benefit from income taxes	(4,494)	(4,647)

Net income	11,779	11,435

Preferred dividends	991	991

Net income available to common stockholders	$10,788	$10,444

Earnings per share:
Basic	$1.67	$1.62
Fully diluted	$1.60	$1.55

Shares used in per share computation:
Basic	6,455	6,455
Diluted:	6,741	6,741

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2002
	Previously Reported	Restated
	(amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,244	$25,097
Marketable securities	3,015	3,015
Receivables, net	12,086	12,086
Merchandise inventories	79,568	79,297
Prepaid expenses and other current assets	9,453	8,304

Total current assets	129,366	127,799

Restricted cash	21,918	21,918
Property and equipment, net	185,107	185,107
Goodwill, net	23,071	23,071
Deferred tax asset	14,560	15,862
Other assets	4,018	4,018
Investment in unconsolidated affiliate	10,963	10,963

TOTAL ASSETS	$389,003	$388,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$23,553	$23,553
Accounts payable	66,700	66,725
Accrued salaries and benefits	3,195	3,210
Deferred membership income	3,993	3,993
Income tax payable	1,425	1,425
Other accrued expenses	6,597	6,644
Long-term debt, current portion	9,059	9,059

Total current liabilities	114,522	114,609

Long-term debt, net of current portion	90,539	90,539

Total liabilities	205,061	205,148

Minority interest	10,187	10,179

Stockholders’ equity	173,755	173,411

TOTAL LIABILITIES AND EQUITY	$389,003	$388,738

Set forth below are the restatement adjustments included in the restatement of previously issued financial statements, each of which is deemed an error per Accounting Principles Board Opinion No. 20, “Accounting Changes.”

Sales Restatement Adjustments

Based upon information obtained by the Company’s internal audit and accounting departments and additional information gathered as part of an independent investigation conducted at the direction of the Audit Committee of the Company’s Board of Directors, the Company identified certain transactions which occurred in its Latin American segment during the period from October 2001 through May 2003 that did not satisfy all the criteria as set forth in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statement, Topic 13-A: Revenue Recognition.”

These transactions involved the sale of goods by the Company’s Latin American subsidiaries to vendors that the subsidiaries later repurchased or purchases by the subsidiaries of goods from vendors followed by return sales of the same goods to the vendor or an affiliate of the vendor. In some cases, the goods either remained at the subsidiary’s warehouses despite having been sold and repurchased by the subsidiary or the goods purchased remained in the vendor’s possession despite having been purchased by the subsidiary and subsequently sold back to the original vendor or the vendor’s affiliate. In some cases, the goods were sold at a loss and repurchased at cost, resulting in a negative margin on the sale. In other cases, the goods were sold at or above cost but repurchased at a higher price. As a result, in some cases the Company did not experience a negative margin on the particular sale, but the transaction increased the Company’s cost of goods, thereby reducing margins on future transactions.

In addition, the Company’s Dominican Republic subsidiary engaged in transactions where sugar was purchased from an “Association” of wholesale sugar purchasers and resold to the Association’s members at a 1% discount to the price the Company’s subsidiary paid the Association. PriceSmart did not take custody, possession or control of the sugar it purchased from the Association, nor did it obtain information confirming delivery or bear risk of loss.

Under SAB 101, revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price is fixed and determinable, and (iv) collectibility is reasonably assured. In the case of the transactions with vendors described above, the second criterion was not satisfied because delivery typically did not occur. In the case of the Dominican Republic sugar transactions, the transactions failed to satisfy the first and second criteria: First, no persuasive evidence of an arrangement between the Company’s Dominican Republic subsidiary and the various members of the Association existed. Second, the Company’s Dominican Republic subsidiary did not confirm delivery of the sugar. Perhaps more importantly, these transactions did not satisfy an overriding United States Generally Accepted Accounting Principles requirement under Financial Accounting Concepts No. 5, Recognition and Measurement in Financial Statements of Business Enterprises that a transaction have “economic substance.”

As a result of this restatement adjustment, net warehouse sales were reduced by $13.5 million and $8.0 million in fiscal 2002 and for the first nine months of fiscal 2003, respectively, with a corresponding adjustment to reduce cost of goods sold by the same amount. As such, the restatement of these sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Commission Sales Adjustments

As part of certain warehouse locations, the Company offers certain products and services that are provided by third-party vendors. These operations are not distinguishable to the members as separate from the Company as they operate under the Company’s name. While the Company has certain direction over prices and products offered by these operations, the centers are operated by third parties with the Company earning a commission on the transactions. Historically, the Company recorded the sales from these operations as part of net warehouse sales and the related cost of goods sold in the consolidated statement of operations. Based on Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the Company determined that it is more appropriate to present such amounts on a net basis versus a gross basis, given the terms of the arrangements with these third parties. As a result of this restatement adjustment, net warehouse sales were reduced by $3.1 million and related cost of goods sold reduced by $3.0 million, with the net amount of $130,000 reflected in other income for fiscal year 2002. For the first nine months of fiscal 2003, net warehouse sales were reduced by $4.6 million and related cost of goods sold reduced by $4.4 million, with the net amount of $223,000 reflected in “Membership fees and other” within the restated consolidated statements of operation. As such, the

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restatement of these commission sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Philippine and Guam Adjustments

In the later part of fiscal 2003, the Company identified errors that occurred in the Company’s Guam and Philippine operations from the failure of the principal staff at these subsidiaries to properly reconcile their accounting records to supporting detail records. The Company allocated resources to properly reconcile the accounting records to underlying supporting records for the Philippine and Guam locations, retrained the principal accounting staff, hired a new controller to oversee the Philippine operations, and moved the accounting for Guam to the United States accounting center. As a result of these efforts, and based on available underlying transactions and supporting records, the Company was able to identify certain errors related to the quarterly periods in fiscal 2003 and the fourth quarter of fiscal 2002. These errors primarily impacted the net warehouse cost of goods sold, warehouse operating expenses, and interest expense for these entities and primarily impacted the cash, other accrued expenses and merchandise inventories balance sheet accounts. As a result of these restatement adjustments, net warehouse cost of goods sold increased by approximately $49,000 in fiscal year 2002 and $387,000 for the first nine months of fiscal 2003. Warehouse operating expenses were increased by approximately $98,000 in fiscal year 2002 and $583,000 for the first nine months of fiscal 2003. Interest expense was not impacted in fiscal year 2002 but was increased by approximately $108,000 for the first nine months of fiscal 2003.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $147,000 in fiscal year 2002 and $1.1 million for the first nine months of fiscal 2003.

Other Items

Following its determination to restate its financial statement for the matters described above, the Company determined it would correct certain known errors related to prior periods. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements or for the periods impacted in the first nine months of fiscal 2003. The errors primarily impacted net cost of goods sold, warehouse operating expenses, and interest expense. As a result of these restatement adjustments, net warehouse cost of goods sold increased by approximately $147,000 in fiscal year 2002 but was not impacted for the first nine months of fiscal 2003. Warehouse operating expenses were increased by approximately $164,000 in fiscal year 2002 and $4,000 for the first nine months of fiscal 2003. Interest expense was increased by approximately $47,000 in fiscal year 2002 and was decreased by approximately $47,000 for the first nine months of fiscal 2003.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $358,000 in fiscal year 2002 and was increased by approximately $43,000 for the first nine months of fiscal 2003.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Ownership	Basis of Presentation
Ventures Services, Inc.	100.0%	Consolidated
PriceSmart Panama (see Note 14)	100.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Trinidad (see Note 14)	90.0%	Consolidated
PriceSmart Aruba (see Note 14)	90.0%	Consolidated
PriceSmart Barbados (see Note 14)	100.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Mexico	50.0%	Equity
PSMT Caribe, Inc. (see Note 14):
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets—Long-lived assets are amortized on a straight-line basis over the periods that expected economic benefits will be provided. Management estimates such periods of economic benefits based on undiscounted cash flows, profitability projections and the ability of the business to perform within those projections. The Company periodically reviews long-lived assets for indicators of impairment, including those assets that are anticipated of being disposed of. No such indicators of impairment were present in the fiscal years presented.

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

Goodwill Amortization—Beginning September 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Specifically, under SFAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise (see Note 15).

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Stock-Based Compensation—Beginning September 1, 2002, the Company will adopt the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which the Company considers the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

Accounting Pronouncements—In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 will not have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company beginning in fiscal 2003. Prior period financial statements will not be restated as a result of the adoption of SFAS 144. SFAS 144 establishes a number of rules for the recognition, measurement and reporting of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, SFAS 144 broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The adoption of SFAS 144 will not have a material impact on the Company’s consolidated financial statements.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In addition to rescinding three FASB statements, SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	August 31,
	2002	2001
Land	$31,080	$30,232
Building and improvements	109,936	87,305
Fixtures and equipment	67,848	56,135
Construction in progress	6,591	7,396

	215,455	181,068
Less: accumulated depreciation	(30,348)	(17,868)

Property and equipment, net	$185,107	$163,200

Building and improvements includes capitalized interest of $1.2 million and $730,000 as of August 31, 2002 and 2001, respectively.

NOTE 4—RESTATED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share are computed based on the weighted average common shares

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where their inclusion is antidilutive (in thousands, except per share data):

	Years Ended August 31,
	Restated 2002	2001	2000
Income (loss) available to common stockholders before extraordinary item	$10,444	$3,613	$(5,444)
Extraordinary item, net of tax	—	(229)	—

Net income (loss) available to common stockholders	$10,444	$3,384	$(5,444)

Determination of shares:
Common shares outstanding	6,455	6,254	5,386
Assumed conversion of:
Stock options	286	404	—
Preferred stock	—	—	—
Warrants	—	—	—

Diluted average common shares outstanding	6,741	6,658	5,386

Basic earnings (loss) per share:
Income (loss) available to common stockholders before extraordinary item	$1.62	$0.58	$(1.01)
Extraordinary item, net of tax	$—	$(0.04)	$—

Net income (loss) available to common stockholders	$1.62	$0.54	$(1.01)

Diluted earnings (loss) per share:
Income (loss) available to common stockholders before extraordinary item	$1.55	$0.54	$(1.01)
Extraordinary item, net of tax	$—	$(0.03)	$—

Net income (loss) available to common stockholders	$1.55	$0.51	$(1.01)

NOTE 5—MARKETABLE SECURITIES

Marketable securities classified as available-for-sale consisted of the following (in thousands):

	August 31,
	2002	2001
Commercial company bonds:
Amortized cost	$3,000	$—
Gross unrealized gains (losses)	15	—

Estimated fair value	$3,015	$—

The fair value of the marketable securities is based on quoted market prices for the same or similar type issues. There were no gross realized gains or losses for fiscal 2002 or 2001. Gross realized losses were $104,000 for fiscal 2000. Marketable securities held as of August 31, 2002 had maturities of one year or less.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—RETIREMENT PLAN

PriceSmart offers a defined contribution retirement and 401(k) plans to employees. Employees become eligible for these plans after one year of employment. Enrollment in these plans begins on the first of the month following the employee’s one-year anniversary date. Prior to fiscal 2001, retirement contributions, if any, were based on a discretionary amount determined by the Board of Directors and were allocated to each participant based on the relative compensation of the participant, subject to certain limitations. During fiscal 2001, the plan was amended to eliminate discretionary contributions. Profit sharing contributions were $0, $0 and $321,000 for fiscal 2002, 2001 and 2000, respectively. The Company makes contributions to the 401(k) plan that are nondiscretionary and equal to 100% of the participant’s contribution up to an annual maximum of 4% of base compensation that a participant contributes to the plan. Employer contributions to the 401(k) plan were $227,000, $178,000 and $25,000 during fiscal 2002, 2001 and 2000, respectively.

NOTE 7—STOCK OPTION PLAN AND EQUITY PARTICIPATION PLAN

In August 1997, the Company adopted the 1997 Stock Option Plan of PriceSmart, Inc. (the “1997 Plan”) for the benefit of its eligible employees, consultants and independent directors. Under the 1997 Plan, 700,000 shares of the Company’s common stock are authorized for issuance. The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to grants to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options. Options issued under the 1997 Plan typically vest over five years and expire in six years. Certain employees and directors of the Company participated in the Price Enterprises, Inc. (“PEI”) stock option plan. Upon consummation of the spin-off of the Company from PEI, the unvested PEI options held by these individuals were canceled. To replace those canceled options, the Company granted options to purchase PriceSmart common stock at share amounts and prices per share so that the employees and directors were in substantially the same economic position as they were prior to the spin-off.

In July 1998, the Company adopted the 1998 Equity Participation Plan of PriceSmart, Inc. (the “1998 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 1998 Plan authorizes 700,000 shares of the Company’s common stock for issuance. Options issued under the 1998 Plan typically vest over five years and expire in six years. The 1998 Plan also allows the Company to make loans to participants for the purchase of shares. As of August 31, 2002, outstanding loans were approximately $769,000, representing the purchase of 50,720 shares. The loans are with full recourse and interest is payable semi-monthly at 5.85% with the principal due in six years. Notwithstanding the foregoing, the Company has ceased extending new loans (or modifying existing loans) to any director or executive officer effective as of July 30, 2002.

In January 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan authorizes 350,000 shares of the Company’s common stock for issuance. Options issued under the 2001 Plan typically vest over five years and expire in six years.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total stock option activity relating to the 1997 Plan, 1998 Plan and 2001 Plan was as follows:

	Shares	Weighted Average Exercise Price
Balance at August 31, 1999	1,194,801	$17.29
Granted	111,900	38.17
Exercised	(158,891)	12.13
Cancelled	(114,429)	20.97

Balance at August 31, 2000	1,033,381	$19.94
Granted	102,770	36.68
Exercised	(138,882)	13.68
Cancelled	(60,346)	28.78

Balance at August 31, 2001	936,923	$22.93
Granted	363,550	35.10
Exercised	(204,909)	16.39
Cancelled	(20,817)	18.87

Balance at August 31, 2002	1,074,747	$28.29

As of August 31, 2002, options to purchase 409,152 shares were exercisable and there were 1,090,843 shares of the Company’s common stock reserved for future issuance, of which 16,096 shares are available for granting. The following table summarizes information about stock options outstanding at August 31, 2002:

Range of Exercise Prices	Outstanding as of Aug. 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of Aug. 31, 2002	Weighted- Average Exercise Price
$12.38-16.50	249,746	1.9	$15.53	179,781	$15.57
16.50-20.63	177,878	1.7	17.55	125,028	17.48
28.88-33.00	47,400	5.1	32.13	9,880	32.13
33.00-37.13	380,973	5.3	35.00	8,763	35.02
37.13-41.25	218,750	4.0	39.09	85,700	38.69

$12.38-41.25	1,074,747	3.7	$28.29	409,152	$21.81

The weighted-average fair value of the stock options granted during 2002 and 2001 was $14.83 and $14.49, respectively.

The Company recorded deferred compensation of $2.4 million in connection with the grants of certain stock options to employees during fiscal 1999. A total of 552,291 options were issued at a price lower than market on date of grant. On date of grant, the market price was $20.25, and a total of 81,250 options were issued with an exercise price of $16.25, 446,041 options were issued with an exercise price of $15.50 and 25,000 options were issued with an exercise price of $14.75. The deferred compensation is being amortized ratably over the vesting period of the respective options.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the “Black-Scholes” option-pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001 and 2000:

	Years Ended August 31,
	2002	2001	2000
Risk free interest rate	4.3%	6%	6%
Expected life	5 years	5 years	6 years
Expected volatility	42.2%	42.5%	42.6%
Expected dividend yield	0%	0%	0%

For the purpose of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended August 31, 2002, 2001 and 2000 was as follows (in thousands, except per share data):

	Years Ended August 31,
	Restated 2002	2001	2000
Pro forma net income (loss)	$6,830	$2,911	$(6,715)
Pro forma earnings (loss) per diluted share	$1.01	$0.44	$(1.13)

The pro forma effect on net income for 2002 and 2001, and net loss for 2000 is not likely to be representative of the pro forma effect on reported earnings in future years.

NOTE 8—CITY NOTES RECEIVABLE

The City Notes, with interest rates ranging from 8% to 10%, which were sold in April 2000 (see Note 9), represent amounts loaned to U.S. municipalities and agencies to facilitate real property acquisition and improvements. Repayment of the majority of these notes generally was based on that municipality’s allocation of sales tax revenues generated by retail businesses located on the particular property associated with such City Note. City Note repayments were calculated in accordance with specific revenue sharing agreements, and, under the terms of most City Notes, the unpaid balance of the note was to be forgiven on its maturity date. Interest income was recognized based upon the stated interest rates and amounted to $948,000 for the year ended August 31, 2000.

NOTE 9—SALE OF ASSETS

During fiscal 2001, the Company, through its majority and wholly owned subsidiaries, sold $2.2 million in land. The properties were mainly excess land surrounding its warehouses. These sales resulted in a gain of approximately $2.0 million.

On April 5, 2000, the Company sold its City Notes for $22.5 million to the Price Family Charitable Trust (“Trust”), a California trust (see Note 18). The Company recognized a gain of approximately $3.9 million arising from this transaction during fiscal 2000.

On March 1, 2000, the Company sold its travel program for $1.5 million to Club-4U, Inc. (see Note 18) under an asset purchase agreement. Under the purchase agreement, Club-4U, Inc. acquired the assets primarily used in connection with the travel program, subject to liabilities under the travel program’s existing contracts, resulting in a gain of approximately $1.1 million during fiscal 2000.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—PROPERTY HELD FOR SALE

Property held for sale, which represents improved land, was $0 and $726,000 as of August 31, 2002 and 2001, respectively. During fiscal 2002, the Company sold the remaining property for a loss of $82,000. As the property was held for sale, the net results of the real estate operations are included in other income (expense) on the consolidated statements of operations. The net operating results for each of the three years ended August 31, 2002 were not material.

NOTE 11—FOREIGN CURRENCY INSTRUMENTS

PriceSmart transacts business primarily in various Latin American, Caribbean and Asian foreign currencies. The Company, at times, enters into non deliverable forward currency exchange contracts (NDFs) that are generally for short durations of six months or less and no physical exchange of currency occurs at maturity (only the resulting gain or loss). The premium associated with each NDF is amortized on a straight-line basis over the term of the NDF, and realized gains or losses are recognized on the settlement date in cost of goods sold. The related receivable or liability with counterparties to the NDFs is recorded in the consolidated balance sheet. If the NDFs were recorded based on a mark-to-market basis, the effect would be immaterial for all periods presented. In addition, all NDFs entered into for the periods presented did not, individually or in the aggregate, result in a material gain or loss upon settlement. Although, the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes none of the NDFs are designated as hedges. As of August 31, 2002 and 2001, the Company had $0 and $2.0 million in NDFs outstanding, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company is committed under 20 non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between 2003 and 2032. Rental expense charged to operations under operating leases totaled approximately $9.0 million, $4.6 million and $2.2 million for fiscal years 2002, 2001 and 2000, respectively. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Amount
2003	$9,113
2004	8,371
2005	8,392
2006	8,269
2007	8,359
Thereafter	98,761

Total	$141,265

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

NOTE 13—LEGAL SETTLEMENT

A former licensee of the Company which operated in the Philippines claimed to have the exclusive right for 20 years to own and operate warehouses licensed by the Company in the Philippines, based upon a license agreement it had entered into with the Company in 1997. In 2001, this former licensee filed lawsuits in both the Philippines and the United States, claiming that its license agreement had been terminated by the Company in

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1998 without justification. In both lawsuits the Company, while disputing the validity of the claim, argued that under the license agreement arbitration in Australia was the exclusive forum for litigating any such dispute. The former licensee vigorously opposed arbitration. Decisions in favor of the Company on this issue were rendered by the Philippines Court of Appeals in late December 2001 and by the United States District Court for the Southern District of California on February 12, 2002.

On February 15, 2002, the Company entered into a settlement agreement with the former licensee, resolving all claims and terminating all litigation. The terms of the settlement were as follows: (i) the Company paid the former licensee $1.0 million on February 18, 2002 and $500,000 on September 1, 2002; (ii) the Company may buy certain equipment, which had been used in the formerly licensed business and can be utilized in the Company’s Philippine operations, at 70% of its original purchase price (the maximum payment by the Company for this equipment to be approximately $1.0 million); (iii) the former licensee relinquished all claims to the “PriceSmart” name and will neither compete with nor impede the Company’s operations; and (iv) all litigation was terminated and all claims of the former licensee against the Company were fully released.

NOTE 14—ACQUISITION OF MINORITY INTERESTS

The Company’s business combinations are accounted for under the purchase method of accounting, and include the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

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

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each of the acquisitions was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (“APB No. 16”) and SFAS 141. The value of the shares of the Company’s common stock issued in these transactions was determined based on the average market price of the Company’s common stock over the period a few days before and after the terms of the acquisitions were agreed to and subsequently announced. The value assigned to the interests in the PriceSmart Jamaica and Barbados subsidiaries of 17.5% and 9%, respectively, as part of the Trinidad acquisition were based on joint venture agreements recently entered into with third party minority interest stockholders. Land was valued based upon third-party appraisals and/or values received by the Company in connection with the sale of excess real estate near the time of the acquisition.

The aggregate excess of the purchase price over the fair value of assets acquired for all of the acquisitions was $24.3 million and is reflected in goodwill, net of accumulated amortization of $1.2 million, in the accompanying consolidated balance sheets as of August 31, 2002, none of which is expected to be deductible for tax purposes. In addition, the goodwill was assigned to the Latin America and Caribbean segments.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the purchase prices and allocations, as adjusted, for the acquisitions are as follows (in thousands):

	Aruba	Barbados	Trinidad	Panama	PSMT Caribe, Inc.	Total
Consideration and acquisition costs:
Issuance of stock	$371	$1,522	$795	$2,003	$27,010	$31,701
Cash	—	500	314	12,372	—	13,186
Forgiveness of note receivable	—	—	317	—	—	317
Interest in PriceSmart ventures	—	—	1,651	—	—	1,651
Acquisition costs	90	238	225	35	341	929

Total	$461	$2,260	$3,302	$14,410	$27,351	$47,784

Allocation of purchase price:
Land	$—	$—	$423	$806	$3,093	$4,322
Minority interest	(321)	510	2,167	6,234	10,580	19,170
Goodwill	782	1,750	712	7,370	13,678	24,292

Total	$461	$2,260	$3,302	$14,410	$27,351	$47,784

The following unaudited pro forma data summarizes the results of operations for the periods presented as if the acquisitions of minority interests had been completed as of September 1, 1999. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future (in thousands, except per share data):

	Years Ended August 31,
	Restated 2002	2001	2000
Total revenues	$632,051	$488,950	$304,615
Operating income (loss)	13,485	6,469	(13,490)

Net income (loss) available to common stockholders	$10,664	$3,386	$(7,515)

Basic earnings (loss) per share	$1.65	$0.54	$(1.40)
Diluted earnings (loss) per share	$1.58	$0.51	$(1.40)

NOTE 15—AMORTIZATION OF GOODWILL

The Company adopted SFAS 142 effective September 1, 2001. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise.

The goodwill for each of the acquisitions described above (see Note 14) is as follows (in thousands):

	August 31,
	2002	2001	2000
Panama	$7,370	$6,959	$5,909
PSMT Caribe, Inc.	13,678	13,678	13,492
Trinidad	712	712	—
Aruba	782	—	—
Barbados	1,750	—	—

	24,292	21,349	19,401
Less: Accumulated amortization	(1,221)	(1,221)	(223)

Goodwill, net	$23,071	$20,128	$19,178

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applied the new rules on accounting for goodwill and other intangible assets effective September 1, 2001. Application of the nonamortization provisions of SFAS 142 resulted in an increase in net income of approximately $1.1 million for the fiscal year ending August 31, 2002. The Company performed the required impairment tests of the Company’s goodwill and as a result, no impairment losses were recorded for the fiscal year ending August 31, 2002.

Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s net income allocable to common stockholders (in thousands) and earnings per share would have been as follows:

	Years Ended August 31,
	Restated 2002	2001	2000
Reported net income (loss) available to common stockholders	$10,444	$3,384	$(5,444)
Add back goodwill amortization, net of tax	—	998	223

Adjusted net income (loss) available to common stockholders	$10,444	$4,382	$(5,221)

Basic earnings (loss) per share:
Reported net income (loss) available to common stockholders	$1.62	$0.54	$(1.01)
Goodwill amortization, net of tax	$—	$0.16	$0.04

Adjusted net income (loss) available to common stockholders	$1.62	$0.70	$(0.97)

Diluted earnings (loss) per share:
Reported net income (loss) available to common stockholders	$1.55	$0.51	$(1.01)
Goodwill amortization, net of tax	$—	$0.15	$0.04

Adjusted net income (loss) available to common stockholders	$1.55	$0.66	$(0.97)

NOTE 16—INCOME TAXES

Significant components of the income tax provision (benefit) are as follows (in thousands):

	Years Ended August 31,
	Restated 2002	2001	2000
Current:
U.S.	$—	$—	$—
Foreign	4,349	1,652	—

Total	4,349	1,652	—

Deferred:
U.S.	3,614	(1,448)	(2,484)
Foreign	(1,749)	(679)	(3,145)
Valuation Allowance	(10,861)	(111)	5,510

Total	(8,996)	(2,238)	(119)

Total benefit	$(4,647)	$(586)	$(119)

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed at the Federal statutory tax rate to the provision (benefit) for income taxes is as follows (in thousands):

	Years Ended August 31,
	Restated 2002	2001	2000
Federal taxes at statutory rates	$2,308	$951	$(1,891)
State taxes, net of Federal benefit	347	163	(334)
State net operating loss carryforwards not utilized	552	—	—
Difference in foreign tax rates and permanent items	3,630	(627)	(1,364)
Increase (decrease) in valuation allowance for deferred tax assets and other	(11,524)	(1,098)	4,055
All other, net	40	25	(585)

Total income tax benefit	$(4,647)	$(586)	$(119)

The change in the valuation allowance for 2002 includes a $3.4 million reversal of the valuation allowance related to the tax benefit of stock option deductions, which was allocated to additional paid in capital. In addition, the change in the valuation allowance for 2002, 2001 and 2000 includes the future tax benefit of stock option deductions of approximately $700,000, $1.0 million and $1.5 million, respectively.

Significant components of the Company’s deferred tax assets as of August 31, 2002 and 2001 are shown below. A valuation allowance of $16.1 million at August 31, 2002 has been recognized to offset the deferred tax assets, as realization of such assets is uncertain (in thousands).

	August 31,
	Restated 2002	2001
Deferred tax assets:
U.S. net operating loss carryforward	$15,146	$17,267
U.S. capital loss carryforward	9,743	10,137
Foreign deferred taxes	5,685	3,936
Foreign tax credits	1,149	—
Deferred compensation	—	816
All other, net	235	518

Total deferred tax assets	31,958	32,674

Valuation allowance	(16,096)	(30,317)

Net deferred tax assets	$15,862	$2,357

During fiscal 2002, management reassessed the valuation allowance previously established against U.S. net deferred tax assets. Factors considered by management-included history of earnings, additional store openings within respective countries, projected earnings based on current operations and a determination that net operating loss carryforward periods are sufficient to realize the related deferred tax assets. Based on the positive evidence, management concluded that it is more likely than not that a portion of the U.S. deferred tax assets would be realized. Where operations of certain foreign entities did not provide sufficient positive evidence, management concluded that it is more likely than not that some or all of the deferred tax assets will not be realized and a valuation allowance was established. Accordingly, the Company has foreign deferred tax assets of $3.5 million, net of a $2.0 million valuation allowance, as of August 31, 2002.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2002, the Company has Federal and state net operating loss carryforwards of approximately $42.0 million and $9.8 million, respectively. The Federal and state tax loss carryforwards will begin expiring in 2010 and 2003, respectively, unless previously utilized. In addition, the Company incurred a Federal and state capital loss on the sale of the City Notes in fiscal 2000 totaling $24.5 million. The associated tax loss carryforward of $9.7 million will expire in 2006.

Pursuant to Section 382 of the Internal Revenue Code, annual use of $9.1 million of the Company’s net operating loss carry forwards will be limited because of cumulative changes in ownership of more than 50% which occurred during 1995. However, the Company does not believe such change will have a material impact upon utilization of these carryforwards.

NOTE 17—DEBT

As of August 31, 2002, the Company had $23.6 million outstanding in short-term bank borrowings as follows:

In April 2000, the Company, through its Dominican Republic subsidiary, entered into a line of credit for $2.0 million, of which $500,000 was outstanding at August 31, 2002. The credit line was due in six months and was subsequently renewed until November 2002. Interest is payable monthly at 8% per annum. In June and July 2001, the Company, through its Dominican Republic subsidiary, entered into two separate line of credit facilities for $2.0 million each, both of which were due in six months, and subsequently renewed until October 2002 and February 2003, respectively. Interest is payable monthly at 7.75% and 7.90% per annum, respectively. In July 2002, the Company, through its Dominican Republic subsidiary, entered into a line of credit for $1.5 million, which is due in January 2003. Interest is payable monthly at 9.25% per annum.

In June 2001, the Company, through its joint venture arrangement in Guatemala, entered into a line of credit for approximately $1.9 million, which was due in twelve months and subsequently renewed until August 2003. Interest is payable monthly at 13.00% per annum. In July 2002, the Company, through its joint venture arrangement in Guatemala, entered into a line of credit for approximately $1.8 million, which is due in December 2002. Interest is payable monthly at 13.50% per annum.

In July 2001, the Company, through its Honduras subsidiary, entered into a line of credit for $2.0 million, of which $650,000 was outstanding at August 31, 2002. The credit line was due in six months and subsequently renewed until February 2003. Interest is payable monthly at 9.75% per annum. In August 2002, the Company, through its Honduras subsidiary, entered into two separate line of credit facilities for $1.0 million and $500,000, both of which are due in February 2003. Interest for both facilities is payable monthly at 8.50% per annum.

In March 2001, the Company, through its El Salvador subsidiary, entered into a line of credit for $1.0 million, which was due in six months and subsequently renewed until September 2002. Interest is payable monthly at 8.40% per annum. In March 2001, the Company, through its El Salvador subsidiary, entered into a line of credit for approximately $1.9 million, which was due in twelve months and subsequently renewed until March 2003. Interest is payable monthly at 8.00% per annum.

In August 2001, the Company, through its Costa Rica subsidiary, entered into a line of credit for $3.0 million, of which $2.6 million is outstanding at August 31, 2002. The credit line was due in six months and subsequently renewed until March 2003. Interest is payable monthly and based on the prime rate plus 2% (6.75% at August 31, 2002).

In May 2001, the Company, through its joint venture arrangement in Philippines, entered into a line of credit for approximately $1.9 million. The credit line was due in twelve months and subsequently renewed until December 2002. Interest is payable monthly at 8.8% per annum. In May 2002, the Company, through its joint venture arrangement in Philippines, entered into a line of credit for approximately $2.5 million, which is due in twelve months. Interest is payable monthly at 9.5% per annum.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Company, through its U.S. Virgin Islands subsidiary, entered into a line of credit for $2.0 million, of which $1.8 million is outstanding at August 31, 2002. The line is due in September 2002. Interest is payable monthly at 6.25% per annum.

In November 2001, the Company entered into a revolving line of credit for $10 million, which expires in November 2002. As of August 31, 2002, the full amount was available under the revolving line of credit. Interest is payable monthly and is based on the prime rate (4.75% at August 31, 2002).

As of August 31, 2002, $13.2 million was available for future borrowings under the 16 facilities listed above. Each of the facilities is secured by certain assets of the respective subsidiary and $20.2 million of the total amount currently borrowed is guaranteed by the Company as of August 31, 2002.

Long-term debt consists of the following (in thousands):

	August 31,
	2002	2001
Note due October 2004 (six-month LIBOR + 4.0%), 5.80% and 7.45% in 2002 and 2001, respectively	$544	$4,126
Note due October 2005 (six-month LIBOR + 4.0%), 5.80% in 2002	4,577	—
Note due September 2003, 2.40% and 14.00% in 2002 and 2001, respectively	3,750	3,750
Note due May 2004, 11.25% in 2002 and 2001	3,750	3,750
Note due May 2005, 11.25% in 2002 and 2001	3,750	3,750
Note due September 2010 (six-month LIBOR + 4%), 5.80% and 7.45% in 2002 and 2001, respectively	22,000	22,000
Note due September 2010 (six-month LIBOR + 4%), 5.80% and 7.45% in 2002 and 2001, respectively	5,000	5,000
Note due September 2003, 11.50% in 2002 and 2001	3,750	3,750
Note due January 2005, 11.50% in 2002 and 2001	3,750	—
Note due December 2004 (three-month LIBOR + 4%), 5.81% and 7.46% in 2002 and 2001, respectively	2,813	3,688
Note due March 2011 (six-month LIBOR + 2.0%), 3.80% and 5.45% in 2002 and 2001, respectively	10,000	10,000
Note due February 2006 (three-month LIBOR + 5.125%), 6.94% and 8.59% in 2002 and 2001, respectively	2,240	2,800
Note due February 2005 (three-month LIBOR + 5.645%), 9.11% in 2001	—	2,907
Note due June 2007 (three-month LIBOR + 4.0%), 5.81% and 7.46% in 2002 and 2001, respectively	4,465	5,357
Note due October 2005 (three-month LIBOR + 1.75%), 3.56% and 5.21% in 2002 and 2001, respectively	7,157	9,417
Note due March 2011 (three-month LIBOR + 4.0%), 5.81 and 7.46% in 2002 and 2001, respectively	5,250	5,850
Note due September 2006 (91 day T-Bill + 3.5%), 13.01% in 2002	4,822	—
Note Due June 2007 (90 day MART1 + 3.0%), 8.85% in 2002	4,822	—
Note due August 2012, 7.60% in 2002	5,500	—
Note due May 2004, 9.0% in 2002	1,354	—
Note due May 2004, 9.0% in 2002	304	—

Total	99,598	86,145
Less: current portion	9,059	6,842

Long-term debt	$90,539	$79,303

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the notes are collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company, except for approximately $22.0 and $24.0 million at August 31, 2002 and 2001, respectively, which are classified as long-term debt as they are secured by long-term collateral deposits for the same amounts and are included in restricted cash on the consolidated balance sheets.

Annual maturities of long-term debt during the next five years are as follows (in thousands):

Years Ended August 31,	Annual Maturity
2003	$9,059
2004	24,085
2005	20,940
2006	10,019
2007	6,625
Thereafter	28,870

Total	$99,598

Under the terms of each of its debt agreements, the Company must comply with certain covenants which include, among others, current ratio, debt service ratio, interest coverage ratio and leverage ratio. The Company is in compliance with all of these covenants, except for the current ratio and interest coverage ratio for a $6.0 million note, for which the Company obtained the necessary waiver for this note through August 31, 2003.

Pursuant to the terms of the bank credit agreement, the Company can issue up to $7.0 million of standby letters of credit. Fees are paid up front and charges are paid as incurred. As of August 31, 2002, there were outstanding letters of credit in the amount of $4.0 million.

NOTE 18—RELATED PARTY TRANSACTIONS

Relationships with Grupo Gigante, S.A.:  In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”), of which Angel Losada M., a director of the Company, is Vice-Chairman, Executive President and a significant stockholder, to initially open four PriceSmart warehouse stores in Mexico. The Company and Gigante have agreed to contribute $20 million each for a total of $40 million, and will each own 50% of the operations in Mexico. Gigante also purchased 15,000 of the 20,000 shares of Preferred Stock issued, and all of the warrants to purchase 200,000 shares of the Company’s common stock, for a total of $15 million (see Note 19). During the third quarter of fiscal 2002, the Company’s Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture plans to construct and operate a membership warehouse. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease. The Company expects the term of the proposed lease will be 30 years with two five-year renewal options, and the lease will have a future minimum lease commitment of approximately $300,000 per year. However, the terms of the lease have not been finalized and are subject to approval by Gigante and the Board of Directors of the joint venture.

Relationships with the Price Family:  In January 2002, the Company sold an aggregate of 1,650 shares of the Preferred Stock (see Note 19), for $1.7 million, to entities affiliated with Robert Price, Chairman of the board of directors and a significant stockholder of the Company, and Sol Price, a significant stockholder of the Company and father of Mr. R. Price. These entities also entered into an agreement granting Gigante a one-year right of first refusal to their shares of the Company’s capital stock. In April 2000, the Company sold its City

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to the Price Family Charitable Trust (the “Trust”), a California trust (see Note 9). Mr. S. Price and Mr. R. Price are trustee and successor trustee, respectively, of the Trust. The Company secured an independent appraisal and marketed the City Notes through a third-party brokerage firm before selling the City Notes to the Trust. In March 2000, the Company sold its travel program to Club-4U, Inc. (see Note 9). Club-4U, Inc., which has since been sold to the management of that company, was owned by Mr. S. Price and its directors included James Cahill and Murray Galinson, who are also directors of the Company. In addition, the Company leases 42,000 square feet of office space from Price Legacy Corporation, formerly known as PEI, of which Mr. S. Price is a principal stockholder and its directors include Messrs. Cahill and Galinson and Jack McGrory, a director of the Company, at a rate $27,660 per month pursuant to a triple net lease. From time to time, members of the Company’s management use a private plane owned in part by PFD Ivanhoe, Inc. to travel to business meetings in Central America and the Caribbean. The Price Group LLC (the “Price Group”) owns 100% of the stock of PFD Ivanhoe, Inc., and Messrs. S. Price and Cahill are officers of PFD Ivanhoe, Inc. The Price Group’s members include Messrs. S. Price, R. Price, Cahill, Galinson and McGrory. When the Company uses the plane, it reimburses PFD Ivanhoe, Inc. for a portion of a fixed management fee and additional expenses PFD Ivanhoe, Inc. incurs based on the number of hours flown. The Company also reimburses PFD Ivanhoe, Inc. for direct charges associated with use of the plane, including landing fees, international fees and catering. During fiscal 2002, 2001 and 2000, the Company paid PFD Ivanhoe $555,000, $796,000 and $227,000, respectively, to cover the costs associated with the Company’s use of the plane.

Relationships with Edgar Zurcher:  Edgar Zurcher has been a director of the Company since November 2000 and a director and officer of PSMT Caribe, Inc., a subsidiary of the Company since its inception in December 1998. Mr. Zurcher is also the managing partner of the law firm Zurcher, Montoya & Zurcher, in Costa Rica, which the Company has utilized in legal matters and incurred legal expenses of $4,000 and $20,000 during fiscal 2002 and 2001, respectively. Mr. Zurcher is also a director of a vendor from which the Company purchased approximately $339,000, $258,200 and $227,000 of product during fiscal 2002, 2001 and 2000, respectively. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, of which $544,000 is outstanding as of August 31, 2002 and due in October 2004. Additionally, Mr. Zurcher is a director of Banco Promerica (El Salvador), which entered into a $1 million short-term credit facility with the Company during fiscal 2000 and was repaid in January 2001. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which the full amount is outstanding as of August 31, 2002. Mr. Zurcher is also a director of PLP, S.A., which owns 40% of Payless ShoeSource Holdings Ltd., an entity formed to operate Payless ShoeSource retail stores in Latin America and the Caribbean. During fiscal 2002, the Company rented retail space to Payless ShoeSource Holdings Ltd. in 14 of the Company’s warehouse locations and recorded $693,000 in rental income.

Relationships with Rafael Barcenas:  Rafael Barcenas has been a director of the Company since April 1998 and is also General Director of Boyd, Barcenas, S.A., an advertising firm in Panama, to which the Company paid approximately $85,000, $95,000 and $187,000 for services rendered during fiscal 2002, 2001 and 2000, respectively. In January 2000, the Company sold a five percent interest in PSMT Trinidad/Tobago Limited (“PSMT Trinidad”), which operates the Company’s Trinidad and Tobago business, to an affiliate of Mr. Barcenas for $400,000. In July 2001, the Company agreed to purchase a 2.5% interest in PSMT Trinidad from Mr. Barcenas’ affiliate in exchange for 6,490 shares of the Company’s common stock, $41.65 in cash and the Company’s agreement to cancel a $40,000 debt obligation owed by Mr. Barcenas’ affiliate to the Company. The parties completed the transaction in September 2001. In November 2000, the Company, through its Panama subsidiary, sold 15,400 square meters of excess land at its David, Panama location for approximately $471,000 to an affiliate of Mr. Barcenas. In March 2000, the Company acquired sole ownership of the PriceSmart Panama business, which previously had been 51% owned by the Company and 49% owned by BB&M International

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading Group (“BB&M”), whose principals are several Panamanian businessmen, including Mr. Barcenas. In return for BB&M’s 49% interest, PriceSmart conveyed to BB&M’s principals 306,748 shares of PriceSmart common stock. In April 2001, the Company redeemed 242,144 of these shares for an aggregate of approximately $11.4 million in cash. In March 2002, in lieu of redeeming the remaining 64,604 shares, at the request of the Company, the holders sold their shares on the open market, and the Company paid the holders approximately $1.0 million in cash, representing the difference between the agreed upon price of $46.86 per share and the average selling price of $30.99 per share obtained by the holders.

Relationships with PSC. S.A.:  PSC, S.A. beneficially owns approximately 11.0% of the Company’s common stock. In addition, Mr. Zurcher is a director and minority shareholder of PSC, S.A. In November 2000, the Company’s subsidiary in the Dominican Republic sold to PSC, S.A. excess land at its Santo Domingo warehouse for approximately $249,000. In July 2001, the Company agreed to purchase a 5% interest in PSMT Trinidad from PSC, S.A. in exchange for 7.5% of the Company’s subsidiary in Jamaica and the Company’s agreement to assume PSC, S.A.’s obligation to make a $100,000 capital contribution to PSMT Trinidad. The parties completed the transaction in September 2001. In August 2002, the Company entered into agreements with PSC, S.A. to form joint ventures in Nicaragua and Ecuador, of which PSC, S.A. will own interests of 49% and 15%, respectively. Subsequent to fiscal 2002, PSC, S.A. purchased 79,313 shares of the Company’s common stock, in connection with the Company’s Nicaragua joint venture.

The Company believes that each of the related party transactions described above were on terms that the Company could have been obtained from unaffiliated third parties.

NOTE 19—CONVERTIBLE PREFERRED STOCK AND WARRANTS

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock (“Preferred Stock”) and warrants to purchase 200,000 shares of common stock for an aggregate of $20 million, with net proceeds of $19.9 million. The Preferred Stock accrues an annual cumulative preferred dividend rate of 8.0%, payable quarterly in cash. The Preferred Stock is convertible, at the option of the holder, at the conversion price of $37.50 per share, subject to customary anti-dilution adjustments. The Preferred Stock is redeemable in whole or in part, at the option of the Company, on or after January 17, 2007, at a redemption price equal to the liquidation preference, or $1,000 per share, plus any accumulated and unpaid dividends. On January 17, 2012, each share of Preferred Stock that has not been converted or redeemed will automatically be converted into one fully paid and nonassessable share of common stock. The warrants are exercisable at $37.50 per share of common stock through January 17, 2003. At August 31, 2002, none of the shares of the Preferred Stock had been converted and none of the warrants had been exercised.

NOTE 20—SALE OF COMMON STOCK

On April 12, 2002, the Company entered into an agreement with International Finance Corporation (“IFC”) to issue 300,000 shares of the Company’s common stock to IFC in a private placement for an aggregate purchase price of approximately $10 million. The closing of the sale occurred on May 7, 2002, following the effectiveness of a resale shelf registration statement to be filed by the Company with respect to the shares. In addition to the requirement that the Company files a shelf registration statement, the agreement provides IFC with piggyback registration rights, giving IFC the right to require the Company to register IFC’s shares in the event the Company registers any shares in connection with an underwritten public offering, subject to underwriters’ cut-back limitations. The Company also has granted IFC preemptive rights to purchase its pro rata share of any equity securities that the Company proposes to sell and issue, except for shares issued in connection with certain stock options, business combinations, changes in capital stock, underwritten public offerings and financing transactions. Proceeds from the sale of common stock to IFC were used for capital expenditures and working capital requirements related to new warehouse expansion.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale of common stock to IFC, on April 12, 2002, IFC and Gilbert A. Partida, the president and chief executive officer of the Company, entered into a co-sale agreement, under which Mr. Partida granted IFC the opportunity to participate in any subsequent sale by Mr. Partida of his shares of the Company’s common stock in connection with a change of control transaction, so long as Mr. Partida serves as an officer of the Company. A “change in control transaction” includes any transaction which would result in a person or group of persons, other than Robert E. Price, Sol Price or the Price Family Charitable Fund, becoming the beneficial owner of more than 25% of the total voting power of all classes of the Company’s stock that are normally entitled to vote in the election of directors.

NOTE 21—SEGMENTS

The Company is principally engaged in international membership shopping stores operating primarily in Latin America, the Caribbean and Asia at the end of fiscal 2002 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance on operating income. Segment amounts are presented after consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment (in thousands).

	Years Ended August 31,
	Restated 2002	2001	2000
Revenues:
United States	$8,845	$4,150	$5,167
Latin America	436,686	422,068	295,862
Caribbean	113,784	52,047	3,586
Asia	72,736	10,685	—

	$632,051	$488,950	$304,615

Operating income (loss):
United States	$1,322	$(3,946)	$(14,884)
Latin America	15,257	12,137	2,750
Caribbean	(3,535)	(1,618)	(1,356)
Asia	441	(104)	—

	$13,485	$6,469	$(13,490)

Identifiable Assets:
United States	$78,180	$56,581	$50,269
Latin America	192,317	196,727	193,043
Caribbean	70,903	51,094	18,088
Asia	47,338	19,678	—

	$388,738	$324,080	$261,400

NOTE 22—EXTRAORDINARY ITEM

In fiscal 2001, the Company retired $15.9 million of high interest long-term debt with proceeds from three loans totaling $37 million ($22 million, $10 million and $5 million). The interest on these loans ranged between six-month LIBOR plus 2.0% and 4.0%. These debt retirements resulted in a loss of $229,000, net of tax.

PRICESMART, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23—SUBSEQUENT EVENT

On September 26, 2002, in connection with the new joint venture in Nicaragua, the Company sold 79,313 shares of the Company’s common stock to PSC, S.A., in a private placement for an aggregate purchase price and proceeds to the Company of approximately $2.7 million. Proceeds from the sale of the common stock will be used for capital expenditures and working capital requirements related to future warehouse expansion in Nicaragua.

NOTE 24—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2002 and 2001 is as follows:

Fiscal 2002—Restated	Three Months Ended,				Year Ended Aug. 31, 2002
(in thousands, except per share data)	Nov. 30, 2001	Feb. 28, 2002	May 31, 2002	Aug. 31, 2002
Total net sales	$140,612	$162,616	$154,103	$154,064	$611,395

Cost of goods sold	119,720	138,414	132,139	130,714	520,987

Preferred dividends	—	191	400	400	991

Net income available to common stockholders	1,104	1,561	945	6,834	10,444

Basic earnings per share	0.18	0.25	0.15	1.01	1.62

Diluted earnings per share	0.17	0.24	0.14	0.96	1.55

Fiscal 2001	Three Months Ended,				Year Ended Aug. 31, 2001
(in thousands, except per share data)	Nov. 30, 2000	Feb. 28, 2001	May 31, 2001	Aug. 31, 2001
Total net sales	$105,253	$121,305	$115,940	$131,129	$473,627

Cost of goods sold	90,715	103,592	99,221	112,193	405,721

Income (loss) before extraordinary item	846	2,514	(431)	684	3,613
Net income (loss) available to common stockholders	846	2,514	(431)	455	3,384
Basic earnings (loss) per share before extraordinary item	0.14	0.40	(0.07)	0.11	0.58

Basic earnings (loss) per share	0.14	0.40	(0.07)	0.07	0.54
Diluted earnings (loss) per share before extraordinary item	0.13	0.38	(0.07)	0.10	0.54

Diluted earnings (loss) per share	0.13	0.38	(0.07)	0.07	0.51

PART III

Item 14.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP advised the Company that it plans to deliver a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Ernst & Young LLP advised the Audit Committee of the Company’s Board of Directors that its management letter would address the following two material weaknesses:

1. The Company’s internal controls relating to revenue recognition were not designed properly to prevent the recordation of net warehouse sales that failed to satisfy SAB 101’s requirements; and

2. The Company’s Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis.

Ernst & Young LLP has discussed the areas of weakness described above with the Audit Committee. The Audit Committee is taking an active role in responding to the deficiencies identified by Ernst & Young LLP, including overseeing management’s implementation of the remedial measures described below with the goal of identifying and rectifying past accounting errors and preventing the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company has implemented or is implementing the following measures:

•	where appropriate, the Company already has taken action and continues to take action to augment or replace management at those subsidiaries associated with the matters underlying the restatements, including the hiring of a new controller in the Philippines;

•	the Company is hiring a new Chief Financial Officer and has hired two new controllers;

•	the Company has formalized and distributed a code of conduct describing the legal and ethical standards it expects all Company employees to uphold;

•	the Company has implemented procedures requiring regional, country and warehouse managers and controllers to provide periodic representation letters regarding operational matters and proper presentation of financial statements to ensure accurate and timely balance sheet reconciliations and to ensure the financial statements are fairly presented in all material respects;

•	the Company has engaged external consultants to review the Company’s operational and logistical function and to make recommendations for improvements;

•	the Company has established a group of accounting personnel at the Company’s San Diego, California headquarters who are assisting and continually monitoring the Philippines accounting staff;

•	the Company has relocated the accounting for Guam to the Company’s San Diego, California headquarters;

•	the Company is in the process of updating and disseminating written policies and procedures company-wide to standardize and improve procedures, including procedures relating to revenue recognition;

•	the Company is re-training employees and is in the process of developing an ongoing training program with particular focus on company policies and procedures, both from an operational and financial reporting perspective; and

•	the Company is in the process of improving communication among operating, financial and management functions.

Management believes the new controls and procedures address the conditions identified by Ernst & Young LLP as material weaknesses. The Company plans to continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further action, as appropriate.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, its Interim Chief Executive Officer and Interim Chief Financial Officer determined that deficiencies identified by Ernst & Young LLP caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Interim Chief Executive Officer and Interim Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.

Other than general improvement in the Company’s performance of standardized controls and closing procedures, and the establishment of a group of accounting personnel in San Diego to assist and monitor Philippines accounting matters, there were no changes in the Company’s internal controls over financial reporting during such fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company believes the measures it currently is implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements are included in Part II, Item 8 of this Form 10-K/A:

Report of Ernst & Young LLP, Independent Auditors

Restated Consolidated Balance Sheets as of August 31, 2002 and 2001

Restated Consolidated Statements of Operations for the three years ended August 31, 2002

Restated Consolidated Statements of Stockholders’ Equity for the three years ended August 31, 2002

Restated Consolidated Statements of Cash Flows for the three years ended August 31, 2002

Notes to Restated Consolidated Financial Statements

(b)	Reports on Form 8-K:

None

(c)	See Exhibit Index and Exhibits attached to this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2003	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

PRICESMART, INC.

EXHIBIT INDEX AND EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

3.3(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

10.1(1)	1997 Stock Option Plan of PriceSmart, Inc.

10.2(3)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(4)	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(5)	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(6)	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(7)	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(7)	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(8)	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(8)	Ninth Amendment to Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(9)	Tenth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.4(10)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(11)	Form of Indemnity Agreement.

10.6(1)	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(12)	Employment Agreement dated December 15, 1997 between the Company and Gilbert A. Partida.

10.7(b)(7)	First Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated November 22, 1999.

10.7(c)(13)	Second Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 10, 2000.

10.7(d)(8)	Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated October 16, 2001.

Exhibit Number	Description
10.7(e)(14)	Third Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 16, 2002.

10.8(a)(15)	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(6)	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(7)	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(16)	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(8)	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.9(a)(17)	Promissory Note (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and dates of Pledge Agreements).

10.9(b)(18)	First Amendment to Promissory Note between the Company and Kevin C. Breen, dated June 1, 1999.

10.9(c)(18)	First Amendment to Promissory Note between the Company and Ron deHarte, dated June 1, 1999.

10.9(d)(18)	First Amendment to Promissory Note between the Company and Brud Drachman, dated June 1, 1999.

10.9(e)(18)	First Amendment to Promissory Note between the Company and Thomas D. Martin, dated June 1, 1999.

10.9(f)(18)	First Amendment to Promissory Note between the Company and Bill Naylon, dated June 1, 1999.

10.9(g)(18)	First Amendment to Promissory Note between the Company and Ed Oats, dated June 1, 1999.

10.9(h)(18)	Promissory Note between the Company and Allan C. Youngberg, dated July 27, 1999.

10.10(a)(17)	Pledge Agreement (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and number of pledged shares).

10.10(b)(18)	Pledge Agreement between the Company and Allan C. Youngberg, dated July 27, 1999.

10.11(19)	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(a)(18)	Employment Agreement dated as of July 23, 1999 between the Company and Allan C. Youngberg.

10.12(b)(18)	First Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated July 26, 1999.

10.12(c)(8)	Second Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated September 26, 2001.

10.12(d)(8)	Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated October 16, 2001.

Exhibit Number	Description
10.12(e)(9)	Fourth Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated November 19, 2002.

10.13(a)(18)	Employment Agreement dated as of March 31, 1998 between the Company and K.C. Breen.

10.13(b)(18)	First Amendment of Employment Agreement between the Company and K.C. Breen, dated March 31, 1999.

10.13(c)(18)	Second Amendment of Employment Agreement between the Company and K.C. Breen, dated October 1, 1999.

10.13(d)(13)	Third Amendment of Employment Agreement between the Company and K.C. Breen, dated January 11, 2000.

10.13(e)(16)	Fourth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 24, 2001.

10.13(f)(8)	Amendment of Employment Agreement between the Company and K.C. Breen, dated October 16, 2001.

10.13(g)(14)	Fifth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 16, 2002.

10.14(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.15(13)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.16(13)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.17(a)(13)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.17(b)(13)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.18(a)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0 million (in Spanish).

10.18(b)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.18(c)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).

10.18(d)(13)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.19(a)(13)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.19(b)(13)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.20(a)(13)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in Spanish).

Exhibit Number	Description
10.20(b)(13)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in English).

10.21(13)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.22(7)	Registration Rights Agreement dated as of March 15, 2000 by and among the Company and BB&M International Trading Group.

10.23(13)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.24(20)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.25(a)(7)	Stock Purchase Agreement dated as of June 5, 2000 by and among the Company, PSC, S.A. and the Shareholders of PSC, S.A.

10.25(b)(7)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.26(7)	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.27(7)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.28(16)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(16)	Licensee Agreement—PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.29(b)(9)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.30(a)(16)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in Spanish).

10.30(b)(16)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in English).

10.31(16)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.32(16)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.33(16)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.34(21)	Common Stock Purchase Agreement entered into as of April 19, 2001 by and among the Company, Whiffletree Partners L.P. and Benchmark Partners.

10.35(21)	Common Stock Purchase Agreement entered into as of April 20, 2001 by and among the Company, Caxton International Limited, Caxton Equity Growth (BVI) Ltd. and Caxton Equity Growth LLC.

10.36(8)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

Exhibit Number	Description
10.37(a)(8)	Employment Agreement between the Company and William Naylon, dated as of February 1, 2000.

10.37(b)(8)	First Amendment to Employment Agreement between the Company and William Naylon, dated as of January 24, 2001.

10.37(c)(8)	Second Amendment to Employment Agreement between the Company and William Naylon, dated as of October 16, 2001.

10.37(d)(14)	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.38(a)(8)	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.38(b)(8)	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.38(c)(14)	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.39(8)	Loan Agreement among Banco Popular de Puerto Rico, PSMT LLC and the Company, dated September 7, 2001 for $2 million.

10.40(8)	Continuing Guaranty by the Company to Banco de Puerto Rico, dated September 7, 2001 for $2 million.

10.41(8)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.42(8)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.43(22)	2001 Equity Participation Plan of PriceSmart, Inc.

10.44(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.45(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.46(2)	Common Stock Purchase Warrant dated January 17, 2002 issued to Grupo Gigante, S.A. de C.V.

10.47(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.48(2)	Right of First Refusal Agreement by and among Grupo Gigante, S.A. de C.V. and Robert E. Price, Sol Price, The Price Family Charitable Fund, The Price Group LLC, the Robert and Allison Price Trust, the Robert & Allison Price Charitable Remainder Trust, the Price Family Charitable Trust and the Sol and Helen Price Trust dated as of January 15, 2002.

10.49(23)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.50(23)	Loan agreement by Global Bank and PSMT Philippines, Inc. dated November 27, 2001 for $2.5 million.

10.51(24)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.52(25)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

Exhibit Number	Description
10.53(25)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.54(25)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent. Ltd.

10.55(26)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.56(a)(9)	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.56(b)(9)	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.56(c)(9)	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.56(d)(9)	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.57(a)(9)	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.57(b)(9)	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.57(c)(9)	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.57(d)(9)	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.57(e)(9)	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.58(9)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

11.1(27)	Computation of Net Income (Loss) Per Common Share (Basic and Diluted).

13.1(27)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2002.

21.1(9)	Subsidiaries of the Company.

23.1(27)	Consent of Ernst & Young LLP, Independent Auditors.

31.1(27)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(27)*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(4)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(5)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(9)	Previously filed.
(10)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(11)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(21)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on May 11, 2001.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Filed herewith.