Form 10-Q/A
period 2002-11-30
PRICESMART INC
filed 2003-12-16
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The registrant had 7,362,005 shares of its common stock, par value $.0001 per share, outstanding at December 5, 2003.

PRICESMART, INC.

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended November 30, 2002 includes unaudited restated consolidated financial statements at November 30, 2002 and August 31, 2002 (audited) and for the three months ended November 30, 2002 and 2001.

This Form 10-Q/A amends and restates Items 1, 2, 3 and 4 of Part I and Items 5 and 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby. All amounts referenced within this Amendment No. 1 for current and prior periods and prior period comparisons reflect balances and amounts on a restated basis for all periods presented.

Based upon information obtained by the Company’s internal audit and accounting departments and additional information gathered as part of an independent investigation conducted at the direction of the Audit Committee of the Company’s Board of Directors, the Company has determined that certain transactions during the period from October 2001 through May 2003 did not satisfy revenue recognition criteria under U.S. generally accepted account principles and were improperly recorded as net warehouse sales on the Company’s statements of operations. As a result, the Company’s net warehouse sales were overstated during fiscal year 2002 by approximately $16.6 million (2.7% of previously reported net warehouse sales), and during the first nine months of fiscal year 2003 by approximately $12.7 million (2.5% of previously reported net warehouse sales). Reported comparable warehouse sales also were impacted by the reporting of these transactions. Restatement of these sales amounts does not affect the Company’s previously reported net income or loss per share nor does it affect the Company’s balance sheets.

Following its determination to restate its financial statements for the matters described above, the Company also determined that it would correct certain known errors. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements. In addition, in the process of closing its financial statements for fiscal 2003, the Company identified accounting errors that occurred, primarily in the Company’s Guam and Philippine operations from the failure of the principal accounting staff at the subsidiaries to reconcile properly their accounting records to supporting detail, which impacted prior period results.

The corrections described in the preceding paragraph reduced the Company’s reported net income for the twelve months ended August 31, 2002 by approximately $344,000, from the previously stated $10.788 million of net income to $10.444 million, reducing the Company’s diluted earnings per share by approximately $0.05, from $1.60 to $1.55 per diluted share. For the first nine months ended May 31, 2003, the restatement increased the Company’s net loss by approximately $711,000, from the previously stated $5.402 million loss to a restated loss of $6.113 million, increasing the Company’s diluted net loss per share by approximately $0.10, from a loss of $0.79 to a loss of $0.89 per diluted share.

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

For a tabular presentation of the restatement adjustments on the Company’s previously reported statement of operations and balance sheets, see “Note 1—Company Overview and Restatement of Previously Issued Financial Statements” to the accompanying financial statements in “Item 1. Financial Statements,” and each Form 10-Q/A and Form 10-K/A as referenced in the preceding paragraph, which were all concurrently filed with the Securities and Exchange Commission (“SEC”) on December 16, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Company’s unaudited restated condensed consolidated balance sheet as of November 30, 2002, the restated condensed consolidated balance sheet as of August 31, 2002, the unaudited restated condensed consolidated statements of operations for the three months ended November 30, 2002 and 2001, the unaudited restated condensed consolidated statements of cash flows for the three months ended November 30, 2002 and 2001, and the unaudited restated condensed consolidated statements of stockholders’ equity for the three months ended November 30, 2002 are included elsewhere herein. Also included within are notes to the restated unaudited condensed consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s SEC reports, including the risk factors referenced in this Form 10-Q. See “Part II—Item 5—Factors That May Affect Future Performance.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2002 (fiscal 2003) and November 30, 2001 (fiscal 2002), and should be read in conjunction with the restated condensed consolidated financial statements and the accompanying notes included within.

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

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001

Net warehouse sales increased 12.7% to $158.0 million in the first quarter of fiscal 2003, from $140.2 million in the first quarter of fiscal 2002. The increase is primarily attributable to the opening of four new warehouses (three in Asia and one in the Caribbean) since the end of the first quarter of fiscal 2002.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first quarter of fiscal 2003 increased to 15.0% from 14.9% in the first quarter of fiscal 2002. The slight increase in gross profit margins of 0.1% resulted primarily from increased gross margins attained period over period both in Latin America and the Caribbean, offset by lower gross margins attained period over period in Asia as a result of the Company opening additional warehouses in the Asian market resulting in cannibalization of sales and lower margins attained in the current period over the prior year period.

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

Membership fees, which are recognized into income ratably over the one-year life of the membership, increased 1.5% to $2.146 million, or 1.4% of net warehouse sales, in the first quarter of fiscal 2003 compared to $2.114 million, or 1.5% of net warehouse sales, in the first quarter of fiscal 2002. The increase in amounts was due to four additional stores and the 0.1% decrease is attributable primarily to the Caribbean and Asia region’s lower average membership fees in both markets and a reduction in total active members in several Caribbean markets.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, increased to $2.4 million, or 1.5% of net warehouse sales, in the first quarter of fiscal 2003 from $2.0 million, or 1.4% of net warehouse sales, in the first quarter of fiscal 2002. The increase in amounts in the current year was primarily related to an increase in commission revenues, construction management revenues and vendor promotions, offset by a decrease in ad revenue in the current year. Licensee fees increased to $313,000 in the first quarter of fiscal 2003 from $262,000 in the first quarter of fiscal 2002, due to one additional licensee warehouses opened between the periods presented.

Warehouse operating expenses increased to $18.9 million, or 12.0% of net warehouse sales, in the first quarter of fiscal 2003 from $16.9 million, or 12.0% of net warehouse sales, in the first quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the four new warehouses opened since the first quarter of fiscal 2002 partially offset by a reduction in operating expenses, primarily through a reduction in average staffing per warehouse. The decrease in operating expenses as a percentage of net warehouse sales is primarily attributable to the aforementioned reduction in average staffing per warehouse, offset by higher operating costs from the Company’s four warehouses opened within the last 12 months. As the Caribbean and Philippine markets continue to mature, the Company expects to realize further period-over-period efficiencies in these markets in fiscal 2003, similar to the year-over-year improvements realized in the Company’s 17 Latin American warehouses from fiscal 2000 through 2002.

General and administrative expenses were $4.4 million, or 2.8% of net warehouse sales, in the first quarter of fiscal 2003 compared to $4.4 million, or 3.1% of net warehouse sales, in the first quarter of fiscal 2002. As a percentage of net warehouse sales, general and administrative expenses have declined due to the increase in net warehouse sales and increased operating efficiencies between the periods presented.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $576,000 in the first quarter of fiscal 2003 from $848,000 in the first quarter of fiscal 2002. Although the Company had one warehouse opening in the Philippines for both fiscal quarters presented (not including the two stores opened in Mexico as part of a 50/50 joint venture during the first quarter of fiscal 2003), pre-opening expenses decreased primarily because one store opened in December 2001 (second quarter of fiscal 2002) while no new store openings were planned for the second quarter of fiscal 2003. The Company planned to open one store in Jamaica in the third quarter and up to two in the fourth quarter (Nicaragua and Philippines) of fiscal 2003. The Company also planned to open its third store through the Company’s 50/50 joint venture in Mexico in the third quarter of fiscal 2003, and was evaluating the timing for a store likely to open in Ecuador in early fiscal 2004.

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

The Company recorded an income tax provision of $763,000 (35% effective rate) and $233,000 (17% effective rate) for the three months ended November 30, 2002 and 2001, respectively. The lower effective rate in the prior year first quarter was a result of a $208,000 tax benefit on U.S. profits from varying tax rates in foreign markets. Management expects the effective tax rate to continue to be higher than in prior periods until such time that existing deferred tax valuation allowances can be utilized through sufficient positive evidence.

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

The Company had positive working capital (defined as current assets less current liabilities) as of November 30, 2002 of $15.6 million, compared to a positive position of $44,000 as of November 30, 2001. The net increase in working capital between periods was primarily due to an increase in cash flow from operations from the Company’s 27 warehouses open as of November 30, 2002 offset by an increase in cash used by operating assets and liabilities (primarily inventories, accounts payable and accounts receivable) for new store openings.

Net cash flows provided by (used in) operating activities were $8.9 million and $(2.4) million in the first quarters of fiscal 2003 and 2002, respectively. The increase of $11.3 million resulted primarily from improvements in inventory, and accounts payable financing on inventory from vendors of $13.7 million (cash flows from merchandise inventory and accounts payable, net), an increase in net income of $334,000 and an increase in depreciation and amortization of $1.2 million.

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

Net cash provided by financing activities was $6.0 million and $8.2 million in the first quarters of fiscal 2003 and 2002, respectively. The decrease of approximately $2.2 million resulted from dividends paid on preferred stock of $400,000, an increase in net bank repayments of $3.7 million and a decrease in proceeds from stock options exercised of $900,000. This decrease was offset by an increase in contributions by minority shareholders of $150,000 and the sale of treasury stock related to the Nicaragua joint venture of $2.7 million less related costs.

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

Contractual Obligations

As of November 30, 2002, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$108,925	$10,313	$46,348	$20,772	$31,492
Operating leases	139,087	8,970	16,722	16,657	96,738

Total	$248,012	$21,054	$61,299	$37,429	$128,230

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2002, the Company had a total of 27 warehouses operating in ten foreign countries and two U.S. territories (excluding the two warehouses owned in Mexico through its 50/50 joint venture). Nineteen of the 27 warehouses operate under foreign currencies other than the U.S. dollar. For the quarters ended November 30, 2002 and 2001, approximately 74% of the Company’s net warehouse sales were in foreign currencies. The Company expects to enter into additional foreign countries in the future, which will increase the percentage of net warehouse sales denominated in foreign currencies.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, its Interim Chief Executive Officer and Interim Chief Financial Officer determined that deficiencies identified by Ernst & Young LLP caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Interim Chief Executive Officer and Interim Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.

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

PART II—OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

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

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. See “Item 4. Controls and Procedures” for a discussion of these remedial measures. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified to the Company by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in the Company’s consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: December 16, 2003	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date: December 16, 2003	By:	/s/ JAMES F. CAHILL
James F. Cahill Interim Chief Financial Officer

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2002	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,407	$25,097
Marketable securities	3,013	3,015
Receivables, net of allowance for doubtful accounts of $161 and $183, respectively	16,300	12,086
Merchandise inventories	103,973	79,297
Prepaid expenses and other current assets	10,766	8,304
Deferred tax asset, current portion	3,869	—

Total current assets	163,328	127,799

Restricted cash	27,315	21,918
Property and equipment, net	190,149	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,850	15,862
Other assets	4,050	4,018
Investment in unconsolidated affiliate	14,698	10,963

TOTAL ASSETS	$433,461	$388,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$22,253	$23,553
Accounts payable	101,735	66,725
Accrued salaries and benefits	3,887	3,210
Deferred membership income	4,004	3,993
Income taxes payable	864	1,425
Other accrued expenses	4,705	6,644
Long-term debt, current portion	10,313	9,059

Total current liabilities	147,761	114,609
Long-term debt, net of current portion	98,612	90,539

Total liabilities	246,373	205,148
Minority interest	11,212	10,179

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized; Series A convertible preferred stock—20,000 shares designated, 20,000 and 20,000 shares issued and outstanding, respectively	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,284,338 and 7,282,939 shares issued and outstanding, respectively	1	1
Additional paid-in capital	161,909	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(85)	(95)
Accumulated other comprehensive loss	(7,596)	(6,292)
Retained earnings	8,558	7,520
Less: treasury stock at cost; 414,500 and 498,422 shares outstanding, respectively	(9,416)	(11,322)

Total stockholders’ equity	175,876	173,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,461	$388,738

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2002	2001
Revenues:
Sales:
Net warehouse	$158,040	$140,183
Export	2,576	429
Membership income	2,146	2,114
Other income	2,696	2,254

Total revenues	165,458	144,980

Expenses:
Cost of goods sold:
Net warehouse	134,400	119,306
Export	2,443	414
Selling, general and administrative:
Warehouse operations	18,896	16,867
General and administrative	4,388	4,381
Preopening expenses	576	848

Total expenses	160,703	141,816

Operating income	4,755	3,164

Other income (expense):
Interest income	705	792
Interest expense	(2,500)	(2,341)
Other income (expense)	10	(20)
Equity of unconsolidated affiliate	(765)	—
Minority interest	(4)	(258)

Total other expense	(2,554)	(1,827)

Income before provision for income taxes	2,201	1,337
Provision for income taxes	763	233

Net income	1,438	1,104
Preferred dividends	400	—

Net income available to common stockholders	$1,038	$1,104

Earnings per share:
Basic	$0.15	$0.18
Fully diluted	$0.15	$0.17
Shares used in per share computation:
Basic	6,846	6,257
Fully diluted	6,970	6,577

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$1,438	$1,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,851	2,658
Allowance for doubtful accounts	(22)	96
Deferred income taxes	1,143	233
Minority interest	4	258
Equity in losses of non-consolidated affiliate	758	—
Compensation expense recognized for stock options	25	53
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(8,643)	(3,363)
Merchandise inventory	(24,676)	(18,173)
Accounts payable	35,010	14,758

Net cash flows provided by (used in) operating activities	8,888	(2,376)

INVESTING ACTIVITIES:
Additions to property and equipment	(8,739)	(12,293)
Disbursement of notes receivable	—	(83)
Investment in unconsolidated affiliate	(4,500)	—

Net cash flows used in investing activities	(13,239)	(12,376)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	24,495	58,334
Repayment of bank borrowings	(16,469)	(51,926)
Restricted cash	(5,397)	(48)
Dividends on convertible preferred stock	(400)	—
Contributions by minority interest shareholders	1,028	879
Sale of treasury stock—Nicaragua joint venture	2,609	—
Proceeds from exercise of stock options	97	997

Net cash flows provided by financing activities	5,963	8,236

Effect of exchange rate changes on cash and cash equivalents	(1,302)	(871)

Net increase (decrease) in cash and cash equivalents	310	(7,387)
Cash and cash equivalents at beginning of period	25,097	26,280

Cash and cash equivalents at end of period	$25,407	$18,893

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,787	$956
Income taxes	$275	$—

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,520	498	$(11,322)	$173,411
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(400)	—	—	(400)
Sale of treasury stock—Nicaragua joint venture	—	—	—	—	808	—	—	—	—	—	(79)	1,801	2,609
Exercise of stock options	—	—	1	—	(8)	—	—	—	—	—	(4)	105	97
Common stock issued and stock compensation expense	—	—	—	—	15	—	—	(15)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	25	—	—	—	—	25
Net Income	—	—	—	—	—	—	—	—	—	1,438	—	—	1,438
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Translation adjustment	—	—	—	—	—	—	—	—	(1,302)	—	—	—	(1,302)

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	134

Balance at November 30, 2002	20	$19,914	7,284	$1	$161,909	$3,360	$(769)	$(85)	$(7,596)	$8,558	415	$(9,416)	$175,876

See accompanying notes.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2002

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

Based upon information obtained by the Company’s internal audit and accounting departments and additional information gathered as part of an independent investigation conducted at the direction of the Audit Committee of the Company’s Board of Directors, the Company has determined that certain transactions during the period from October 2001 through May 2003 did not satisfy revenue recognition criteria under U.S. generally accepted account principles and were improperly recorded as net warehouse sales on the Company’s statements of operations. As a result, the Company’s net warehouse sales were overstated during fiscal year 2002 by approximately $16.6 million (2.7% of previously reported net warehouse sales), and during the first nine months of fiscal year 2003 by approximately $12.7 million (2.5% of previously reported net warehouse sales). Reported comparable warehouse sales also were impacted by the reporting of these transactions. Restatement of these sales amounts does not affect the Company’s previously reported net income or loss per share.

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

The corrections described in the preceding paragraph reduced the Company’s reported net income for the twelve months ended August 31, 2002 by approximately $344,000, from the previously stated $10.788 million of net income to $10.444 million, reducing the Company’s diluted earnings per share by approximately $0.05, from $1.60 to $1.55 per diluted share. For the first nine months ended May 31, 2003, the restatement increased the Company’s net loss by approximately $711,000, from the previously stated $5.402 million loss to a restated loss of $6.113 million, increasing the Company’s diluted net loss per share by approximately $0.10, from a loss of $0.79 to a loss of $0.89 per diluted share.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

The following tables present the impact of the restatement on the Company’s previously reported results for the three months ended November 30, 2002 and 2001 and on the balance sheet as of November 30, 2002 on a condensed basis (amounts in thousands, except per share data):

	Three Months Ended November 30, 2002		Three Months Ended November 30, 2001
	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Sales:
Net warehouse	$162,018	$158,040	$142,751	$140,183
Export	2,576	2,576	429	429
Membership income	2,146	2,146	2,114	2,114
Other income	2,650	2,696	2,254	2,254

Total revenues	169,390	165,458	147,548	144,980

Expenses:
Cost of goods sold:
Net warehouse	138,233	134,400	121,874	119,306
Export	2,443	2,443	414	414
Selling, general and administrative:
Warehouse operations	18,737	18,896	16,836	16,867
General and administrative	4,388	4,388	4,381	4,381
Preopening expenses	576	576	848	848

Total expenses	164,377	160,703	144,353	141,816

Operating income	5,013	4,755	3,195	3,164

Other income (expense):
Interest income	705	705	792	792
Interest expense	(2,511)	(2,500)	(2,341)	(2,341)
Other income (expense)	10	10	(20)	(20)
Equity of unconsolidated affiliate	(765)	(765)	—	—
Minority interest	(23)	(4)	(261)	(258)

Total other expense	(2,584)	(2,554)	(1,830)	(1,827)

Income before provision for income taxes	2,429	2,201	1,365	1,337

Provision for income taxes	836	763	242	233

Net income	1,593	1,438	1,123	1,104

Preferred dividends	400	400	—	—

Net income available to common stockholders	$1,193	$1,038	$1,123	$1,104

Earnings per share:
Basic	$0.17	$0.15	$0.18	$0.18
Fully diluted	$0.17	$0.15	$0.17	$0.17

Shares used in per share computation:
Basic	6,846	6,846	6,257	6,257
Diluted:	6,970	6,970	6,577	6,577

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

	November 30, 2002
	Previously Reported	Restated
	(amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,755	$25,407
Marketable securities	3,013	3,013
Receivables, net	16,300	16,300
Merchandise inventories	104,260	103,973
Prepaid expenses and other current assets	10,766	10,766
Deferred tax asset, current portion	3,869	3,869

Total current assets	163,963	163,328

Restricted cash	27,315	27,315
Property and equipment, net	190,230	190,149
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,618	10,850
Other assets	4,050	4,050
Investment in unconsolidated affiliate	14,698	14,698

TOTAL ASSETS	$433,945	$433,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$22,253	$22,253
Accounts payable	101,735	101,735
Accrued salaries and benefits	3,887	3,887
Deferred membership income	4,004	4,004
Income tax payable	864	864
Other accrued expenses	4,664	4,705
Long-term debt, current portion	10,313	10,313

Total current liabilities	147,720	147,761

Long-term debt, net of current portion	98,612	98,612

Total liabilities	246,332	246,373

Minority interest	11,238	11,212

Stockholders’ equity	176,375	175,876

TOTAL LIABILITIES AND EQUITY	$433,945	$433,461

Set forth below are the restatement adjustments included in the restatement of previously issued financial statements, each of which is deemed an error per Accounting Principles Board Opinion No. 20, “Accounting Changes.”

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

As a result of this restatement adjustment, net warehouse sales were reduced by $2.6 million and $2.6 million for the first three months of fiscal 2002 and fiscal 2003, respectively, with a corresponding adjustment to reduce cost of goods sold by the same amount. As such, the restatement of these sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Commission Sales Adjustments

As part of certain warehouse locations, the Company offers certain products and services that are provided by third-party vendors. These operations are not distinguishable to the members as separate from the Company as they operate under the Company’s name. While the Company has certain direction over prices and products offered by these operations, the centers are operated by third parties with the Company earning a commission on

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

the transactions. Historically, the Company recorded the sales from these operations as part of net warehouse sales and the related cost of goods sold in the consolidated statement of operations. Based on Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the Company determined that it is more appropriate to present such amounts on a net basis versus a gross basis, given the terms of the arrangements with these third parties. As a result of this restatement adjustment for the first three months of fiscal 2003 net warehouse sales were reduced by $1.4 million and related cost of goods sold reduced by $1.3 million, with the net amount of $46,000 reflected in “Sales: Other income” within the restated condensed statements of operations. The first three months of fiscal 2002 were not impacted. As such, the restatement of these commission sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Philippine and Guam Adjustments

In the later part of fiscal 2003, the Company identified errors that occurred in the Company’s Guam and Philippine operations from the failure of the principal staff at these subsidiaries to properly reconcile their accounting records to supporting detail records. The Company allocated resources to properly reconcile the accounting records to underlying supporting records for the Philippine and Guam locations, retrained the principal accounting staff, hired a new controller to oversee the Philippine operations, and moved the accounting for Guam to the United States accounting center. As a result of these efforts, and based on available underlying transactions and supporting records, the Company was able to identify certain errors related to the quarterly periods in fiscal 2003 and the fourth quarter of fiscal 2002. These errors primarily impacted the net warehouse cost of goods sold, warehouse operating expenses, and interest expense for these entities and primarily impacted the cash, other accrued expenses and merchandise inventories balance sheet accounts. As a result of these restatement adjustments, net warehouse cost of goods sold increased by approximately $0 and $99,000 for the first three months of fiscal 2002 and fiscal 2003, respectively. Warehouse operating expenses were increased by approximately $0 and $183,000 for the first three months of fiscal 2002 and fiscal 2003, respectively. Interest expense was increased by approximately $0 and $36,000 for the first three months of fiscal 2002 and fiscal 2003, respectively.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $318,000 for the first three months of fiscal 2003. The first three months of fiscal 2002 were not impacted by this restatement adjustment.

Other Items

Following its determination to restate its financial statement for the matters described above, the Company determined it would correct certain known errors related to prior periods. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements or for the periods impacted in the first nine months of fiscal 2003. The errors primarily impacted net cost of goods sold, warehouse operating expenses, and interest expense. As a result of these restatement adjustments warehouse operating expenses were increased by approximately $31,000 and were decreased by approximately $24,000 for the first three months of fiscal 2002 and fiscal 2003, respectively. Interest expense was decreased by approximately $0 and $47,000 for the first three months of fiscal 2002 and fiscal 2003, respectively. Net warehouse cost of goods sold was not impacted for the first three months of fiscal year 2002 or 2003.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $31,000 and was increased by approximately $71,000 for the first three months of fiscal 2002 and fiscal 2003, respectively.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The restated condensed consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The restated condensed consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the restated consolidated financial statements and related notes included in Amendment No. 1 to the Company’s Form 10-K/A for the year ended August 31, 2002 (2002 Form 10-K/A).

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2002	August 31, 2002
Land	$33,005	$31,080
Building and improvements	113,791	109,936
Fixtures and equipment	71,899	67,848
Construction in progress	5,500	6,591

	224,195	215,455
Less: accumulated depreciation	(34,046)	(30,348)

Property and equipment, net	$190,149	$185,107

Building and improvements includes capitalized interest costs of $1.3 million and $1.2 million as of November 30, 2002 and August 31, 2002, respectively.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

NOTE 4—EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2002	2001
Income available to common stockholders	$1,038	$1,104
Determination of shares:
Common shares outstanding	6,846	6,257
Assumed conversion of:
Stock options	124	320
Preferred stock	—	—
Warrants	—	—

Diluted average common shares outstanding	6,970	6,577
Net income available to common stockholders:
Basic earnings per share	$0.15	$0.18
Diluted earnings per share	$0.15	$0.17

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

	Three Months Ended November 30,
	2002	2001
Net income, as reported	$1,038	$1,104
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	25	53
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(723)	(956)

Pro forma net income	$340	$201
Earnings per share:
Basic-as reported	$0.15	$0.18
Basic-pro forma	$0.05	$0.03
Diluted-as reported	$0.15	$0.17
Diluted-pro forma	$0.05	$0.03

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

November 30, 2002

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