Form 10-Q/A
period 2003-02-28
PRICESMART INC
filed 2003-12-16
CIK 1041803

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

PRICESMART, INC.

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended February 28, 2003 includes unaudited restated consolidated financial statements at February 28, 2003 and August 31, 2002 (audited) and for the three and six months ended February 28, 2003 and 2002.

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

For a tabular presentation of the restatement adjustments on the Company’s previously reported statement of operations and balance sheets, see “Note 1 – Company Overview and Restatement of Previously Issued Financial Statements” to the accompanying financial statements in “Item 1. Financial Statements,” and each Form 10-Q/A and Form 10-K/A as referenced in the preceding paragraph, which were all concurrently filed with the Securities and Exchange Commission (“SEC”) on December 16, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited restated condensed consolidated balance sheet as of February 28, 2003, the restated condensed consolidated balance sheet as of August 31, 2002, the unaudited restated condensed consolidated statements of operations for the three and six months ended February 28, 2003 and 2002, the unaudited restated condensed consolidated statements of cash flows for the six months ended February 28, 2003 and 2002, and the unaudited restated condensed consolidated statements of stockholders’ equity for the six months ended February 28, 2003 are included elsewhere herein. Also included within are notes to the unaudited restated condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s SEC reports, including the risk factors referenced in this Form 10-Q. See “Part II – Item 5 – Factors That May Affect Future Performance.”

The following discussion and analysis compares the results of operations for the three and six months ended February 28, 2003 (fiscal 2003) and February 28, 2002 (fiscal 2002), and should be read in conjunction with the restated condensed consolidated financial statements and the accompanying notes included elsewhere herein.

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

Same-store sales, which are for stores open at least 12 full months, decreased 0.1% and 0.9% for the 13 and 26 weeks ended March 2, 2003, respectively, compared to the same periods last year. Sales and gross profit margins have been negatively impacted in the current year due in part to declining economic conditions, devaluation of foreign currencies and increased competition over the prior year period in several of the markets in which the Company operates. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected.

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

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Net warehouse sales increased 9.3% to $177.4 million in the second quarter of fiscal 2003, from $162.3 million in the second quarter of fiscal 2002. The increase is attributable to three new warehouses in Asia since the end of the second quarter of fiscal 2002, offset slightly by a decrease in sales in our Latin America and Caribbean regions due to a slower than anticipated holiday sales.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the second quarter of fiscal 2003 decreased to 14.0% from 14.9% in the second quarter of fiscal 2002. The decrease in gross profit margins of 0.9% resulted primarily from lower non-food sales, aggressive pricing and markdowns over the prior year period.

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

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 2.4% to $2.24 million, or 1.3% of net warehouse sales, in the second quarter of fiscal 2003 compared to $2.18 million, or 1.3% of net warehouse sales, in the second quarter of fiscal 2002. The increase in amounts was due to additional stores offset by lower average membership fees in and a reduction in total active members in several Caribbean and Latin American markets.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, decreased to $2.253 million, or 1.3% of net warehouse sales, in the second quarter of fiscal 2003 from 2.347 million, or 1.4% of net warehouse sales, in the second quarter of fiscal 2002. The decrease in amounts in the current year was primarily related to lower third party construction revenues and lower rental and ad revenues offset by an increase in rebate revenues. Licensee fees increased to $312,000 in the second quarter of fiscal 2003 from $295,000 in the second quarter of fiscal 2002, due to two additional licensee warehouses opened.

Warehouse operating expenses increased to $20.0 million, or 11.3% of net warehouse sales, in the second quarter of fiscal 2003 from $18.1 million, or 11.1% of net warehouse sales, in the second quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the three new warehouses opened in Asia since the second quarter of fiscal 2002 and an increase in property insurance, utility costs and an increased percentage of credit card usage, offset by a reduction in payroll related costs in more mature markets primarily in Latin America and the Caribbean.

General and administrative expenses were $4.8 million, or 2.7% of net warehouse sales, in the second quarter of fiscal 2003 compared to $4.2 million, or 2.6% of net warehouse sales, in the second quarter of fiscal 2002. General and administrative expenses have increased by approximately $550,000 over the prior year second quarter primarily due to an increase in both internal and external tax and audit related activities and higher legal related costs.

Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Philippine licensee of the Company on February 15, 2002.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $288,000 in the second quarter of fiscal 2003 from $742,000 in the second quarter of fiscal 2002. The Company had no warehouse openings in the second quarter of fiscal 2003, with one opening subsequent to quarter end, compared to one opening in the second quarter of fiscal 2002, with one opening subsequent to the quarter end. In addition to the opening of the Jamaica store subsequent to February 28, 2003, the Company planned to open one additional store in Nicaragua in the fourth quarter of fiscal 2003.

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

The Company recorded an income tax provision of $677,000 (33.3% effective rate) and $845,000 (32.5% effective rate) for the three months ended February 28, 2003 and 2002, respectively. The increase in the effective tax provision rate between the periods presented is primarily a result of increased U.S. income tax expense, partially offset by a lower statutory tax rate in certain foreign countries in which the Company operates. Management expects the effective tax rate to vary period to period due to varying tax rates in its foreign operations and valuation allowances required on deferred tax assets.

Preferred dividends of $400,000 and $191,000 for the three months ended February 28, 2003 and 2002, respectively, reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and paid quarterly in cash.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2003 AND 2002

Net warehouse sales increased 10.9% to $335.4 million in the first half of fiscal 2003, from $302.5 million in the first half of fiscal 2002. The increase is primarily attributable to three new warehouses in Asia since the end of the second quarter of fiscal 2002, offset slightly by a decrease in sales in our Latin America and Caribbean regions due to a slower than anticipated holiday season.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first half of fiscal 2003 decreased to 14.5% from 14.9% in the first half of fiscal 2002. The decrease in gross profit margins of 0.4% resulted primarily from lower non-food sales, aggressive pricing and markdowns over the prior year period, primarily occurring in the second quarter due to slower than anticipated holiday sales.

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

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 2.0% to $4.4 million, or 1.3% of net warehouse sales, in the first half of fiscal 2003 compared to $4.3 million, or 1.4% of net warehouse sales, in the first half of fiscal 2002. The increase in amounts was due to additional stores offset by a lower average membership fees and a reduction in total active members in several Latin American and Caribbean markets.

Other income consists of commission revenues, rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, increased to $4.6 million, or 1.4% of net warehouse sales, in the first half of fiscal 2003 from $4.3 million, or 1.4% of net warehouse sales, in the first half of fiscal 2002. The increase was primarily a result of increased vendor promotions and advertising revenue in the three new warehouse openings in Asia between the periods presented, an increase in rebate revenues earned, offset by lower third party construction revenues. Licensee fees increased to $625,000 in the first half of fiscal 2003 from $557,000 in the first half of fiscal 2002, due to two additional licensee warehouse opened.

Warehouse operating expenses increased to $38.9 million, or 11.6% of net warehouse sales, in the first half of fiscal 2003 from $34.9 million, or 11.6% of net warehouse sales, in the first half of fiscal 2002. The increase in warehouse operating expenses is attributable to the three new warehouses opened in Asia since the second quarter of fiscal 2002 and an increase in property insurance, utility costs and an increased percentage of credit card usage, offset by a reduction in payroll related costs in more mature markets primarily in Latin America and the Caribbean.

General and administrative expenses were $9.2 million, or 2.7% of net warehouse sales, in the first half of fiscal 2003 compared to $8.6 million, or 2.9% of net warehouse sales, in the first half of fiscal 2002. General and administrative expenses have increased by approximately $560,000 over the prior year period primarily due to an increase in both internal and external tax and audit related activities and higher legal related costs.

Settlement and related expenses of $1.7 million in fiscal 2002 reflect a settlement agreement entered into with a former Philippine licensee of the Company on February 15, 2002.

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $864,000 in the first half of fiscal 2003 from $1.6 million in the first half of fiscal 2002. The Company had one warehouse opening in the first half of fiscal 2003, with one opening subsequent to the period end (not including the two stores opened in Mexico as part of a 50/50 joint venture during the first half of fiscal 2003), compared to two in the first half of fiscal 2002, with two opening subsequent to the period end. In addition to the opening of the Jamaica store subsequent to February 28, 2003, the Company planned to open one additional store in Nicaragua in the fourth quarter of fiscal 2003.

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

The Company recorded an income tax provision of $1.4 million (34.0% effective rate) and $1.1 million (27.4% effective rate) for the six months ended February 28, 2003 and 2002, respectively. The increase in tax provision between the periods presented is primarily a result of increased U.S. income tax expense, partially offset by a lower statutory tax rate in certain foreign countries in which the Company operates. Management expects the effective tax rate to vary period to period due to varying tax rates in its foreign operations and valuation allowances required on deferred tax assets.

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

The Company had working capital as of February 28, 2003 of $9.1 million, compared to $13.2 million as of August 31, 2002. The decrease in working capital of $4.1 million was primarily due to a decrease in cash of $11.7 million, reduction in receivables of $4.8 million, reduced short-term borrowings of $3.5 million and other accrued expenses of $1.2 million, and an additional capital investment of $9.0 million in the Company’s Mexico joint venture. These decreases were offset by an increase in inventories of $931,000, prepaid assets of $4.9 million, deferred tax assets of $3.9 million and long-term debt of $1.8 million.

Net cash flows provided by (used in) operating activities were $10.1 million and $(623,000) in the first half of fiscal 2003 and 2002, respectively. The increase of $10.7 million resulted primarily from net income before the equity interest of unconsolidated affiliate of $1.3 million, depreciation and amortization of $1.3 million and a net increase in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals of $9.5 million. This increase was offset by a decrease in accounts payable financing on inventory from vendors of $822,000 (cash flows from merchandise inventory and accounts payable, net).

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

For the first six months of fiscal 2003, the Company has spent approximately $12.8 million in capital expenditures (excluding Mexico) related to the construction of new warehouse openings. Through the first six months of fiscal 2003, the Company opened two new warehouses (one in the Philippines in November 2002 and one in Jamaica in March 2003), and had two additional warehouses under construction in Nicaragua and the Philippines.

During the first half of fiscal 2003, the Company and Gigante each contributed $9.0 million in capital for a total capital investment of $40 million in the 50/50 Mexico joint venture, which is accounted for under the equity method of accounting. The Company will have receivables due from Mexico in the ordinary course of business, of which approximately $500,000 was due to the Company as of February 28, 2003. Since inception, the joint venture has opened a total of three warehouses in Mexico (two in November 2002 and one in March 2003) and has spent approximately $26.6 million in capital expenditures. Any decision to add additional warehouses will be based upon the three warehouses currently in operation achieving specific sales and expense benchmarks. As of February 28, 2003, the Mexico joint venture had approximately $1.8 million of cash on hand.

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

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2003, the Company had a total of 27 warehouses operating in ten foreign countries and two U.S. territories (excluding two warehouses owned in Mexico through its 50/50 joint venture). Nineteen of the 27 warehouses operate under foreign currencies other than the U.S. dollar. For the six months ended February 28, 2003 and 2002, approximately 73% and 74%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may open stores in new foreign countries in the future, which may increase the percentage of net warehouse sales denominated in foreign currencies. In March 2003, the Company opened one warehouse in Mexico through its 50/50 joint venture, and its first warehouse in Jamaica. The two new warehouses operate under currencies other than the U.S. dollar.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1*	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.2*	Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated January 22, 2003.

10.3*	Fourth Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 22, 2003.

10.4*	Tenth Amendment of Employment Agreement between the Company and Robert M. Gans, dated January 22, 2003.

10.5*	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.6*	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.7*	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.8*	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
James F. Cahill Interim Chief Financial Officer

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2003	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,370	$25,097
Marketable securities	3,004	3,015
Receivables, net of allowance for doubtful accounts of $88 and $183 at February 28, 2003 and August 31, 2002, respectively	7,299	12,086
Merchandise inventories	80,228	79,297
Prepaid expenses and other current assets	13,222	8,304
Deferred tax asset, current portion	3,917	—

Total current assets	121,040	127,799

Restricted cash	31,035	21,918
Property and equipment, net	190,862	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,945	15,862
Other assets	5,488	4,018
Investment in unconsolidated affiliate	18,550	10,963

TOTAL ASSETS	$400,991	$388,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20,039	$23,553
Accounts payable	67,587	66,725
Accrued salaries and benefits	3,496	3,210
Deferred membership income	3,602	3,993
Income taxes payable	871	1,425
Other accrued expenses	5,418	6,644
Long-term debt, current portion	10,898	9,059

Total current liabilities	111,911	114,609
Deferred rent	1,132	—
Long-term debt, net of current portion	101,903	90,539

Total liabilities	214,946	205,148

Minority interest	13,075	10,179

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (at cost), 2,000,000 shares authorized; Series A convertible preferred stock– 20,000 shares designated, 20,000 shares issued and outstanding at February 28, 2003 and August 31, 2002.	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,285,563 and 7,282,939 shares issued and outstanding at February 28, 2003 and August 31, 2002, respectively.	1	1
Additional paid-in capital	161,972	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(769)	(769)
Deferred compensation	(91)	(95)
Accumulated other comprehensive loss	(11,536)	(6,292)
Retained earnings	9,516	7,520
Less: treasury stock at cost; 413,650 and 498,422 shares at February 28, 2003 and August 31, 2002, respectively.	(9,397)	(11,322)

Total stockholders’ equity	172,970	173,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,991	$388,738

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Revenues:
Sales:
Net warehouse	$177,386	$162,331	$335,426	$302,514
Export	1,086	285	3,662	714
Membership income	2,235	2,183	4,381	4,297
Other income	2,565	2,642	5,261	4,896

Total revenues	183,272	167,441	348,730	312,421

Expenses:
Cost of goods sold:
Net warehouse	152,550	138,134	286,950	257,440
Export	1,036	280	3,479	694
Selling, general and administrative:
Warehouse operations	20,014	18,061	38,910	34,928
General and administrative	4,796	4,246	9,184	8,627
Settlement and related expenses	—	1,720	—	1,720
Preopening expenses	288	742	864	1,590

Total expenses	178,684	163,183	339,387	304,999

Operating income	4,588	4,258	9,343	7,422

Other income (expense):
Interest income	739	798	1,444	1,590
Interest expense	(2,542)	(2,284)	(5,042)	(4,625)
Other income (expense)	4	5	14	(15)
Equity of unconsolidated affiliate	(648)	—	(1,413)	—
Minority interest	(106)	(180)	(110)	(438)

Total other expense	(2,553)	(1,661)	(5,107)	(3,488)

Income before provision for income taxes	2,035	2,597	4,236	3,934
Provision for income taxes	677	845	1,440	1,078

Net income	1,358	1,752	2,796	2,856
Preferred dividends	400	191	800	191

Net income available to common stockholders	$958	$1,561	$1,996	$2,665

Earnings per share:
Basic	$0.14	$0.25	$0.29	$0.42
Fully diluted	$0.14	$0.24	$0.29	$0.40

Average common shares outstanding:
Basic	6,872	6,312	6,859	6,284
Fully diluted	6,928	6,613	6,954	6,602

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2003	2002
OPERATING ACTIVITIES:
Net income	$2,796	$2,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,421	6,170
Allowance for doubtful accounts	(95)	69
Deferred income taxes	999	1,076
Minority interest	110	438
Equity in losses of unconsolidated affiliate	1,406	—
Compensation expense recognized for stock options	64	106
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(2,555)	(12,091)
Merchandise inventory	(931)	(12,204)
Accounts payable	862	12,957

Net cash flows provided by (used in) operating activities	10,077	(623)

INVESTING ACTIVITIES:
Additions to property and equipment	(12,831)	(19,850)
Repayment of notes receivable	—	3,768
Investment in unconsolidated affiliate	(9,000)	—

Net cash flows used in investing activities	(21,831)	(16,082)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	47,703	93,110
Repayment of bank borrowings	(38,057)	(85,622)
Restricted cash	(9,117)	(3,812)
Issuance of preferred stock	—	19,916
Dividends on convertible preferred stock	(800)	—
Contributions by minority interest shareholders	2,788	2,665
Sale of treasury stock – Nicaragua joint venture	2,613	—
Proceeds from exercise of stock options	130	2,353

Net cash flows provided by financing activities	5,260	28,610
Effect of exchange rate changes on cash and cash equivalents	(5,233)	(2,725)

Net increase (decrease) in cash and cash equivalents	(11,727)	9,180
Cash and cash equivalents at beginning of period	25,097	26,280

Cash and cash equivalents at end of period	$13,370	$35,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,750	$3,981
Income taxes	$701	$862

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2003

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,520	498	$(11,322)	$173,411
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(800)	—	—	(800)
Sale of treasury stock — Nicaragua joint venture	—	—	—	—	812	—	—	—	—	—	(79)	1,801	2,613
Exercise of stock options	—	—	3	—	6	—	—	—	—	—	(5)	124	130
Common stock issued and stock compensation expense	—	—	—	—	60	—	—	(60)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	64	—	—	—	—	64
Net Income	—	—	—	—	—	—	—	—	—	2,796	—	—	2,796
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(11)	—	—	—	(11)
Translation adjustment	—	—	—	—	—	—	—	—	(5,233)	—	—	—	(5,233)

Comprehensive Income	—	—	—	—	—	—	—	—	—	—	—	—	(2,448)

Balance at February 28, 2003	20	$19,914	7,286	$1	$161,972	$3,360	$(769)	$(91)	$(11,536)	$9,516	414	$(9,397)	$172,970

See accompanying notes.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

The following tables present the impact of the restatement on the Company’s previously reported results for the three and six months ended February 28, 2003 and 2002 and on the balance sheet as of February 28, 2003 on a condensed basis (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2003		February 28, 2003
	Previously		Previously
	Reported	Restated	Reported	Restated
Revenues:
Sales:
Net warehouse	$183,150	$177,386	$345,168	$335,426
Export	1,086	1,086	3,662	3,662
Membership income	2,235	2,235	4,381	4,381
Other income	2,481	2,565	5,131	5,261

Total revenues	188,952	183,272	358,342	348,730

Expenses:
Cost of goods sold:
Net warehouse	158,110	152,550	296,343	286,950
Export	1,036	1,036	3,479	3,479
Selling, general and administrative:
Warehouse operations	19,783	20,014	38,520	38,910
General and administrative	4,796	4,796	9,184	9,184
Preopening expenses	288	288	864	864

Total expenses	184,013	178,684	348,390	339,387

Operating income	4,939	4,588	9,952	9,343

Other income (expense):
Interest income	739	739	1,444	1,444
Interest expense	(2,506)	(2,542)	(5,017)	(5,042)
Other income (expense)	4	4	14	14
Equity of unconsolidated affiliate	(648)	(648)	(1,413)	(1,413)
Minority interest	(118)	(106)	(141)	(110)

Total other expense	(2,529)	(2,553)	(5,113)	(5,107)

Income before provision for income taxes	2,410	2,035	4,839	4,236
Provision for income taxes	793	677	1,629	1,440

Net income	1,617	1,358	3,210	2,796
Preferred dividends	400	400	800	800

Net income available to common stockholders	$1,217	$958	$2,410	$1,996

Earnings per share:
Basic	$0.18	$0.14	$0.35	$0.29
Fully diluted	$0.18	$0.14	$0.35	$0.29

Shares used in per share computation:
Basic	6,872	6,872	6,859	6,859
Diluted:	6,928	6,928	6,954	6,954

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

	Three Months Ended		Six Months Ended
	February 28, 2002		February 28, 2002
	Previously		Previously
	Reported	Restated	Reported	Restated
Revenues:
Sales:
Net warehouse	$168,618	$162,331	$311,369	$302,514
Export	285	285	714	714
Membership income	2,183	2,183	4,297	4,297
Other income	2,610	2,642	4,864	4,896

Total revenues	173,696	167,441	321,244	312,421

Expenses:
Cost of goods sold:
Net warehouse	144,389	138,134	266,263	257,440
Export	280	280	694	694
Selling, general and administrative:
Warehouse operations	18,032	18,061	34,868	34,928
General and administrative	4,246	4,246	8,627	8,627
Settlement and related expenses	1,720	1,720	1,720	1,720
Preopening expenses	742	742	1,590	1,590

Total expenses	169,409	163,183	313,762	304,999

Operating income	4,287	4,258	7,482	7,422

Other income (expense):
Interest income	798	798	1,590	1,590
Interest expense	(2,284)	(2,284)	(4,625)	(4,625)
Other income (expense)	5	5	(15)	(15)
Minority interest	(180)	(180)	(441)	(438)

Total other expense	(1,661)	(1,661)	(3,491)	(3,488)

Income before provision for income taxes	2,626	2,597	3,991	3,934
Provision for income taxes	854	845	1,096	1,078

Net income	1,772	1,752	2,895	2,856
Preferred dividends	191	191	191	191

Net income available to common stockholders	$1,581	$1,561	$2,704	$2,665

Earnings per share:
Basic	$0.25	$0.25	$0.43	$0.42
Fully diluted	$0.24	$0.24	$0.41	$0.40

Shares used in per share computation:
Basic	6,312	6,312	6,284	6,284
Diluted:	6,613	6,613	6,602	6,602

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

	February 28, 2003
	Previously
	Reported	Restated
	(amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,003	$13,370
Marketable securities	3,004	3,004
Receivables, net	7,299	7,299
Merchandise inventories	80,603	80,228
Prepaid expenses and other current assets	13,222	13,222
Deferred tax asset, current portion	3,917	3,917

Total current assets	122,048	121,040

Restricted cash	31,035	31,035
Property and equipment, net	190,929	190,862
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	10,599	10,945
Other assets	5,488	5,488
Investment in unconsolidated affiliate	18,550	18,550

TOTAL ASSETS	$401,720	$400,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$20,039	$20,039
Accounts payable	67,581	67,587
Accrued salaries and benefits	3,496	3,496
Deferred membership income	3,602	3,602
Income tax payable	871	871
Other accrued expenses	5,346	5,418
Long-term debt, current portion	10,898	10,898

Total current liabilities	111,833	111,911

Deferred rent	1,132	1,132
Long-term debt, net of current portion	101,903	101,903

Total liabilities	214,868	214,946

Minority interest	13,116	13,075

Stockholders’ equity	173,736	172,970

TOTAL LIABILITIES AND EQUITY	$401,720	$400,991

Set forth below are the restatement adjustments included in the restatement of previously issued financial statements, each of which is deemed an error per Accounting Principles Board Opinion No. 20, “Accounting Changes.”

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

As a result of this restatement adjustment, net warehouse sales were reduced by $6.1 million and $8.7 million for the three months and six months ended February 28, 2002, respectively, and by $4.3 million and $6.9 million for the three months and six months ended February 28, 2003, respectively, with a corresponding adjustment to reduce cost of goods sold by the same amounts. As such, the restatement of these sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

Commission Sales Adjustments

As part of certain warehouse locations, the Company offers certain products and services that are provided by third-party vendors. These operations are not distinguishable to the members as separate from the Company as they operate under the Company’s name. While the Company has certain direction over prices and products offered by these operations, the centers are operated by third parties with the Company earning a commission on the transactions. Historically, the Company recorded the sales from these operations as part of net warehouse sales and the related cost of goods sold in the consolidated statement of operations. Based on Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the Company determined that it is more appropriate to present such amounts on a net basis versus a gross basis, given the terms of the arrangements with these third parties. As a result of this restatement adjustment, net warehouse sales were reduced by approximately $166,000 and $166,000 for the three months and six months ended February 28, 2002, respectively, and by $1.5 million and $2.9 million for the three months and six months ended February 28, 2003, respectively. The related cost of goods sold were reduced by approximately $134,000 and $134,000 for the three months and six months ended February 28, 2002, respectively, and by $1.4 million and $2.7 million for the three months and six months ended February 28, 2003, respectively, with the net amount reflected in “Sales: Other income” within the restated condensed statements of operations of approximately $32,000 and $32,000 for the three months and six months ended February 28, 2002, respectively, and by $84,000 and $130,000 for the three months and six months ended February 28, 2003, respectively. As such, the restatement of these commission sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Philippine and Guam Adjustments

In the later part of fiscal 2003, the Company identified errors that occurred in the Company’s Guam and Philippine operations from the failure of the principal staff at these subsidiaries to properly reconcile their accounting records to supporting detail records. The Company allocated resources to properly reconcile the accounting records to underlying supporting records for the Philippine and Guam locations, retrained the principal accounting staff, hired a new controller to oversee the Philippine operations, and moved the accounting for Guam to the United States accounting center. As a result of these efforts, and based on available underlying transactions and supporting records, the Company was able to identify certain errors related to the quarterly periods in fiscal 2003 and the fourth quarter of fiscal 2002. These errors primarily impacted the net warehouse cost of goods sold, warehouse operating expenses, and interest expense for these entities and primarily impacted the cash, other accrued expenses and merchandise inventories balance sheet accounts. As a result of these restatement adjustments, net warehouse cost of goods sold were not impacted for the three months or six months ended February 28, 2002 but were decreased by $120,000 and $219,000 for the three months and six months ended February 28, 2003, respectively. Warehouse operating expenses were not impacted for the three months or six months ended February 28, 2002 but were increased by $210,000 and $393,000 for the three months and six months ended February 28, 2003, respectively. Interest expense was not impacted for the three months or six months ended February 28, 2002 but was increased by $36,000 and $72,000 for the three months and six months ended February 28, 2003, respectively.

As a result of this restatement adjustment, earnings before minority interest and income taxes were reduced by $366,000 and $684,000 for the three months and six months ended February 28, 2003, respectively. The three and six months ended February 28, 2002 were not impacted by this restatement adjustment.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

Other Items

Following its determination to restate its financial statement for the matters described above, the Company determined it would correct certain known errors related to prior periods. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements or for the periods impacted in the first nine months of fiscal 2003. The errors primarily impacted net cost of goods sold, warehouse operating expenses, and interest expense. As a result of these restatement adjustments, net warehouse cost of goods sold were not impacted for the three months or six months ended February 28, 2002 nor were they impacted for the three months or six months ended February 28, 2003. Warehouse operating expenses were increased by approximately $29,000 and $60,000 for the three months and six months ended February 28, 2002, respectively, and were increased by approximately $21,000 and decreased by approximately $3,000 for the three months and six months ended February 28, 2003, respectively. Interest expense was not impacted for the three months or six months ended February 28, 2002 but were decreased by $0 and $47,000 for the three months and six months ended February 28, 2003, respectively.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $29,000 and $60,000 for the three months and six months ended February 28, 2002, respectively, and was decreased by approximately $21,000 and increased by approximately $50,000 for the three months and six months ended February 28, 2003, respectively.

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2003	August 31, 2002
Land	$33,224	$31,080
Building and improvements	116,391	109,936
Fixtures and equipment	72,928	67,848
Construction in progress	5,743	6,591

	228,226	215,455
Less: accumulated depreciation	(37,424)	(30,348)

Property and equipment, net	$190,862	$185,107

Building and improvements includes capitalized interest costs of $1.4 million and $1.2 million as of February 28, 2003 and August 31, 2002, respectively.

NOTE 4—EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings per share is computed based on the weighted average common shares outstanding in the

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Income available to common stockholders	$958	$1,561	$1,996	$2,665
Determination of shares:
Common shares outstanding	6,872	6,312	6,859	6,284
Assumed conversion of:
Stock options	56	301	95	318
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,928	6,613	6,954	6,602
Net income available to common stockholders:
Basic earnings per share	$0.14	$0.25	$0.29	$0.42
Diluted earnings per share	$0.14	$0.24	$0.29	$0.40

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net income, as reported	$958	$1,561	$1,996	$2,665
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	39	53	64	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(737)	(956)	(1,460)	(1,912)

Pro forma net income	$260	$658	$600	$859
Earnings per share:
Basic—as reported	$0.14	$0.25	$0.29	$0.42
Basic—pro forma	$0.04	$0.10	$0.09	$0.14
Diluted—as reported	$0.14	$0.24	$0.29	$0.40
Diluted—pro forma	$0.04	$0.10	$0.09	$0.13

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

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

NOTE 13—SEGMENT REPORTING

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

February 28, 2003

operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Six Months Ended February 28, 2003

Total revenue	$4,582	$226,738	$58,009	$59,401	$348,730
Operating income (loss)	(3,343)	11,364	9	1,313	9,343
Identifiable assets	81,494	183,740	70,260	65,497	400,991

Six Months Ended February 28, 2002

Total revenue	$1,607	$227,187	$58,253	$25,374	$312,421
Operating income (loss)	(2,660)	9,941	(357)	498	7,422
Identifiable assets	69,259	195,638	66,801	36,737	368,435

Year Ended August 31, 2002

Total revenue	$8,845	$436,686	$113,784	$72,736	$632,051
Operating income (loss)	1,322	15,257	(3,535)	441	13,485
Identifiable assets	78,180	192,317	70,903	47,338	388,738