Form 10-Q/A
period 2003-05-31
PRICESMART INC
filed 2003-12-16
CIK 1041803

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

PRICESMART, INC.

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2003 includes unaudited restated consolidated financial statements at May 31, 2003 and August 31, 2002 (audited) and for the three and nine months ended May 31, 2003 and 2002.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Company’s unaudited restated condensed consolidated balance sheet as of May 31, 2003, the restated condensed consolidated balance sheet as of August 31, 2002, the unaudited restated condensed consolidated statements of operations for the three and nine months ended May 31, 2003 and 2002, the unaudited restated condensed consolidated statements of cash flows for the nine months ended May 31, 2003 and 2002, and the unaudited restated condensed consolidated statements of stockholders’ equity for the nine months ended May 31, 2003 are included elsewhere herein. Also included within are notes to the unaudited restated condensed consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the three and nine months ended May 31, 2003 (fiscal 2003) and May 31, 2002 (fiscal 2002), and should be read in conjunction with the restated condensed consolidated financial statements and the accompanying notes included elsewhere herein.

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

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

Net warehouse sales increased 4.8% to $160.8 million in the third quarter of fiscal 2003, from $153.4 million in the third quarter of fiscal 2002. Excluding $15.2 million in wholesale telephone card sales in the Philippines (which began in September of 2002 and were discontinued in May 2003), net warehouse sales decreased 5.1% to $145.6 million from $153.4 million over the prior year quarter. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total net warehouse sales because wholesale phone card sales were made only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse stores. The decrease of $7.8 million in net warehouse sales, excluding wholesale telephone card sales, consists primarily of a decrease of $4.8 million in sales in the Dominican Republic due to lower sales and a currency devaluation of 57% since May 31, 2002, lower sales from certain warehouses operating in Latin America and the Philippines due to factors including an undersupply of certain merchandise, a reduction in wholesale sales, and an excess of slow-moving merchandise in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This decrease was partially offset by sales from two new warehouses opened since the end of the third quarter of fiscal 2002 and slight increases in the Caribbean warehouses over the prior year quarter.

Same-store sales (or same-warehouse sales), which are for warehouses open at least 12 full months, increased 0.2% for the 13 weeks ended June 1, 2003, compared to the same period last year. Excluding the wholesale telephone card sales, comparative same-warehouse sales decreased 10.0%.

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

The Company’s warehouse gross margins (defined as net warehouse sales less associated cost of goods sold) in the third quarter of fiscal 2003 decreased to $17.5 million, or 10.9% of net sales, from $22.8 million, or 14.8% of net sales, in the third quarter of fiscal 2002. The decrease of $5.3 million in gross profit margins, or

3.9%, resulted primarily from a charge of $2.0 million related to an inventory write-down of slow-moving inventory, $1.0 million from the Dominican Republic’s 57% currency devaluation, lower merchandise prices and overall lower sales. This decrease was partially offset by $243,000 in gross margins related to wholesale telephone card sales. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected. Management believes that the merchandise changes and lowering of prices are necessary to increase membership renewals and to increase future sales performance and resulting gross margin dollars. However, there can be no assurances that these recent changes will result in increased membership or that lower prices will translate into higher sales and increased margin dollars.

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

Membership income, which is recognized into income ratably over the one-year life of the membership, decreased 18.7% to $1.9 million, or 1.2% of net warehouse sales, in the third quarter of fiscal 2003 compared to $2.4 million, or 1.5% of net warehouse sales, in the third quarter of fiscal 2002. The decrease is attributable to a lower membership fee structure in certain markets and reductions in membership renewal rates. This decrease was partially offset by the two additional warehouse openings since the end of the third quarter of fiscal 2002, which have increased the overall membership base. Total membership accounts, which constitute non-expired memberships, increased to 465,000 at the end of the third quarter of fiscal 2003 from 460,000 at the end of the third quarter of fiscal 2002.

Other income consists of commission revenue, rentals, advertising, vendor promotions, construction revenue, and fees earned from licensees. Other income, excluding licensee fees, decreased to $1.3 million, or 0.8% of net warehouse sales, in the third quarter of fiscal 2003 from $2.2 million, or 1.4% of net warehouse sales, in the third quarter of fiscal 2002. The decrease relates to less income from vendor promotions, rentals, advertising and construction revenues. Licensee fees increased to $310,000 in the third quarter of fiscal 2003 from $303,000 in the third quarter of fiscal 2002 due to the additional licensee warehouse in operation since the prior year.

Warehouse operating expenses increased to $21.0 million, or 13.0% of net warehouse sales, in the third quarter of fiscal 2003 from $19.0 million, or 12.4% of net warehouse sales, in the third quarter of fiscal 2002. The increase in warehouse operating expenses is attributable to the two new warehouses opened since the third quarter of fiscal 2002 and an increase in utilities, repairs and maintenance and bad debt expenses primarily related to wholesale receivables at existing warehouses.

General and administrative expenses were $5.3 million, or 3.3% of net warehouse sales, in the third quarter of fiscal 2003 compared to $4.8 million, or 3.1% of net warehouse sales, in the third quarter of fiscal 2002. General and administrative expenses increased by $473,000 primarily as a result of a $350,000 charge related to the early termination of the Company’s foreign property insurance program in favor of a new policy with comparative annual premium savings of $1.2 million. The new policy has increased limits and reduced deductibles related to earthquake, wind and fire coverage, over the policy that was cancelled. The remainder of the increase is due to increases in salaries and increased professional fees over the prior year period. These increases were partially offset by reductions in travel expenses.

Severance costs of $1.1 million in the third quarter of 2003 relate to the Company’s former President and Chief Executive Officer, an Executive Vice President of Operations and a Senior Vice President of Marketing, each of whom left the Company in the third quarter of fiscal 2003.

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

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, increased to $649,000 in the third quarter of fiscal 2003 from $610,000 in the third quarter of fiscal 2002. The Company had one warehouse opening in the third quarter of fiscal 2003, and planned to open its first warehouse operating in Managua, Nicaragua in the fourth quarter of fiscal 2003 (July 2003), compared to two openings in the third quarter of fiscal 2002, with no new additional openings in the fourth quarter of fiscal 2002.

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

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $3.0 million in the third quarter of fiscal 2003 from $2.5 million in the third quarter of fiscal 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods.

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

Minority interest relates to the allocation of the joint venture (income) or loss to the minority stockholders’ respective interests. Minority interest respective share of net losses were $822,000 and $119,000 for the third quarter of fiscal 2003 and 2002, respectively.

The Company recorded an income tax benefit of $2.2 million and a provision of $263,000 (16.4% effective rate) for the three months ended May 31, 2003 and 2002, respectively. The change between the periods presented is primarily a result of the income tax benefit related to the net loss incurred during the third quarter of fiscal 2003. The Company has incurred losses in several countries in which it operates, and the related deferred tax assets associated with those losses may require a valuation allowance if profitability is not achieved in the near future.

Preferred dividends of $400,000 for each of the three months ended May 31, 2003 and 2002 reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and payable in cash.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2003 AND 2002

Net warehouse sales increased 8.8% to $496.3 million for the nine months ended May 31, 2003, from $456.0 million for the nine months ended May 31, 2002. Excluding $23.9 million in wholesale telephone card sales in the Philippines (which began in September of 2002 and were discontinued in May 2003) net warehouse sales increased 3.6% to $472.4 million from $456.0 million over the prior year period. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total net warehouse sales because wholesale phone card sales were made only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse stores. The increase of $16.4 million in net warehouse sales, excluding wholesale telephone card sales, resulted primarily from sales from two new warehouses opened subsequent to the end of the third quarter of fiscal 2002 and from a full nine months of sales from four warehouses that began operations during the same nine month period last year. This increase was offset by lower than anticipated holiday sales, a decrease of $8.7 million in sales in the Dominican Republic due to lower sales and a currency devaluation of 57% since May 31, 2002, lower sales from certain warehouses operating in Latin America and the Philippines due to factors including an undersupply of certain merchandise, a reduction in wholesale sales, and an excess of slow-moving merchandise over the same nine month period last year.

Same-warehouse sales, which are for warehouses open at least 12 full months, decreased 0.5% for the 39 weeks ended June 1, 2003, compared to the same period last year. Excluding the wholesale telephone card sales, comparative same-warehouse sales decreased 5.3%.

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

The Company’s warehouse gross margins (defined as net warehouse sales less associated cost of goods sold) for the nine months ended May 31, 2003 decreased to $67.4 million, or 13.6% of net sales, from $68.7 million, or 15.1% of net sales, for the nine months ended May 31, 2002. The decrease of $1.4 million in gross profit margin, or 1.5%, resulted primarily from a charge of $2.0 million in the third quarter of fiscal 2003 related to an inventory write-down of slow-moving inventory, $1.9 million from the Dominican Republic’s 57% currency devaluation, lower merchandise prices and overall lower sales. This decrease was partially offset by $338,000 in gross margins related to wholesale telephone card sales and higher gross margins on increased sales levels due to the additional warehouse openings over the same nine-month period last year. In the event that these factors continue, sales and gross profit margins may continue to be adversely affected. Management believes that the merchandise changes and lowering of prices are necessary to increase membership renewals, increase future sales performance and resulting gross margin dollars. However, there can be no assurances that these recent changes will result in increased membership or that lower prices will translate into higher sales and increased margin dollars.

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

Membership income, which is recognized into income ratably over the one-year life of the membership, decreased 5.4% to $6.3 million, or 1.3% of net warehouse sales, for the nine months ended May 31, 2003 compared to $6.6 million, or 1.5% of net warehouse sales, for the nine months ended May 31, 2002. The decrease is attributable to a lower membership fee structure in certain markets and reductions in membership renewal rates. This decrease was partially offset by the two additional warehouse openings since the end of the third quarter of fiscal 2002, which have increased the overall membership base. Total membership accounts, which constitute non-expired memberships, increased to 465,000 at the end of the third quarter of fiscal 2003 from 460,000 at the end of the third quarter of fiscal 2002.

Other income consists of commission revenue, rentals, advertising, vendor promotions, construction revenue, and fees earned from licensees. Other income, excluding licensee fees, decreased to $4.7 million, or 0.9% of net warehouse sales, for the nine months ended May 31, 2003, from $5.6 million, or 1.2% of net warehouse sales, for the nine months ended May 31, 2002. The decrease relates to less income from vendor promotions, rentals, advertising and construction revenues. Licensee fees increased to $935,000 for the nine months ended May 31, 2003 from $860,000 for the nine months ended May 31, 2002 due to the additional licensee warehouse in operation since the prior year.

Warehouse operating expenses increased to $59.9 million, or 12.1% of net warehouse sales, for the nine months ended May 31, 2003 from $53.9 million, or 11.8% of net warehouse sales, for the nine months ended May 31, 2002. The increase in warehouse operating expenses is attributable to the two new warehouses opened since the third quarter of fiscal 2002, a full nine months of operations from four warehouses that began operations during the same nine month period last year, and an increase in utilities, repairs and maintenance and bad debt expenses primarily related to wholesale receivables at existing warehouses.

General and administrative expenses were $14.5 million, or 2.9% of net warehouse sales, for the nine months ended May 31, 2003 compared to $13.4 million, or 2.9% of net warehouse sales, for the nine months ended May 31, 2002. General and administrative expenses have increased by $1.1 million primarily as a result of a $350,000 charge related to the early termination of the Company’s foreign property insurance program in favor of a new policy with comparative annual premium savings of $1.2 million. The new policy has increased limits and reduced deductibles related to earthquake, wind and fire coverage, over the policy that was cancelled. The remainder of the increase is due to increases in salaries and increased professional fees over the prior year period. These increases were partially offset by reductions in travel expenses.

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

Pre-opening expenses, which represent expenses incurred before a warehouse store is in operation, decreased to $1.5 million for the nine months ended May 31, 2003, from $2.2 million for the nine months ended May 31, 2002. The Company had two warehouse openings during the nine months ended May 31, 2003 (not including the three warehouses opened in Mexico as part of a 50/50 joint venture), and planned to open its first warehouse operating in Managua, Nicaragua in the fourth quarter of fiscal 2003 (July 2003). This compares to four warehouse openings during the nine months ended May 31, 2002, with no new additional openings in the fourth quarter of fiscal 2002.

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

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new warehouse store operations. Interest expense increased to $8.0 million for the nine months ended May 31, 2003 from $7.2 million for the nine months ended May 31, 2002. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented offset by a reduction in lending rates between the periods.

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

Minority interest relates to the allocation of the joint venture (income) or loss to the minority stockholders’ respective interests. Minority interest respective share of net losses were $712,000 compared to income of $319,000 for the nine months ended May 31, 2003 and 2002, respectively.

The Company recorded an income tax benefit of $786,000 and a provision of $1.3 million (24% effective rate) for the nine months ended May 31, 2003 and 2002, respectively. The change between the periods presented is primarily a result of the income tax benefit related to the net loss incurred during the third quarter of fiscal 2003. The Company has incurred losses in several countries in which it operates, and the related deferred tax assets associated with those losses may require a valuation allowance if profitability is not achieved in the near future.

Preferred dividends of $1.2 million and $591,000 for the nine months ended May 31, 2003 and 2002, respectively, reflect the payment of dividends on 20,000 shares of Series A Preferred Stock issued on January 22, 2002, which accrue 8% annual dividends that are cumulative and payable in cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had negative working capital of $6.8 million as of May 31, 2003, compared to positive working capital of $13.2 million as of August 31, 2002. The decrease in working capital since August 31, 2002 of $20.0 million was primarily due to a decrease in cash of $9.8 million, marketable securities of $3.0 million, inventory of $8.9 million, other accrued expenses of $1.2 million, and additional capital investment of $9.0 million in the Company’s Mexico joint venture. These decreases were offset by an increase in prepaid assets of $4.6 million, deferred taxes of $2.5 million, short-term borrowings of $1.7 million and the current portion of long-term debt of $5.4 million.

Net cash flows provided by (used in) operating activities were $11.6 million and $(9.1) million for the nine months ended May 31, 2003 and 2002, respectively. The increase of $20.8 million resulted primarily from an increase of $28.0 million due to reductions in inventories, depreciation and amortization of $1.8 million, an increase in compensation expense recognized for stock options of $852,000, and a net increase in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals of $6.1 million. This increase was offset by a net loss before the equity interest of unconsolidated affiliate of $6.8 million, a decrease in minority interest of $1.0 million, and a decrease in accounts payable of $6.7 million.

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

For the first nine months of fiscal 2003, the Company spent approximately $20.2 million in capital expenditures (excluding Mexico) related to the construction of new warehouse openings. Through the first nine months of fiscal 2003, the Company opened two new warehouses (one in the Philippines in November 2002 and one in Jamaica in March 2003), and had two additional warehouses under construction in Nicaragua and the Philippines.

Subsequent to the third quarter of fiscal 2003, the Company’s warehouse on the east side of Santo Domingo, Dominican Republic was closed, and a search for a new location in Santo Domingo has commenced. Closing costs have been estimated at $525,000, which will be recognized in the fourth quarter. Also, the Company announced on July 9, 2003 that it will be closing its warehouse currently operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003. Closing costs for the Pasig City warehouse will be recognized in the fourth quarter of 2003. Management is evaluating individual warehouse performance, and additional warehouse closures may occur.

During the first nine months of fiscal 2003, the Company and Gigante each contributed $9.0 million in capital for a total capital investment of $40 million in the 50/50 Mexico joint venture, which is accounted for under the equity method of accounting. The Company will have receivables due from the Mexico joint venture in the ordinary course of business, of which approximately $1.7 million was due to the Company as of May 31, 2003. The $1.7 million includes a $1.0 million note receivable, which the Company anticipates being repaid within a period of one year. The remainder of the receivables relates to merchandise and other services rendered to the Mexico joint venture in the ordinary course of business. Since inception, the joint venture has opened a total of three warehouses in Mexico (two in November 2002 and one in March 2003) and has spent approximately $28.9 million in capital expenditures. Any decision to add additional warehouses will be based upon the three warehouses currently in operation achieving specific sales and expense benchmarks. As of May 31, 2003, the Mexico joint venture had approximately $2.4 million of cash on hand.

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

Subsequent to the end of the third quarter, on July 9, 2003, entities affiliated with Robert E. Price, President and Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart, and entities affiliated with Sol Price, a significant stockholder of PriceSmart, purchased an aggregate of 22,000 shares of PriceSmart’s 8% Series B Cumulative Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), a new series of preferred stock, for an aggregate purchase price of $22 million. The Series B Preferred Stock is convertible at the option of the holder at any time, or automatically on July 9, 2013, into shares of PriceSmart’s common stock at a conversion price of $20.00 per share, subject to customary anti-dilution adjustments; accrues a cumulative preferential dividend at an annual rate of 8%, payable quarterly in cash; and may be redeemed by PriceSmart at any time on or after July 9, 2008. PriceSmart is required to register with the SEC the shares of common stock issuable upon conversion of the Series B Preferred Stock.

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

Stock-Based Compensation:  As of May 31, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock

Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” prospectively, with guidance provided from SFAS No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation—Transition and Disclosure,” to all employee awards granted, modified or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended May 31, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. For the three and nine months ended May 31, 2003, the Company recognized stock compensation costs of $947,000 and $1.0 million, respectively, versus stock compensation costs of $53,000 and $159,000 for the three and nine months ended May 31, 2002, respectively (see “Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements included within).

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2003, the Company had a total of 28 warehouses operating in eleven foreign countries and two U.S. territories (excluding three warehouses owned in Mexico through its 50/50 joint venture). Twenty of the 28 warehouses operate under foreign currencies other than the U.S. dollar. For both the nine months ended May 31, 2003 and 2002, approximately 74% of the Company’s net warehouse sales were in foreign currencies. The Company anticipates opening new warehouses in existing or new foreign countries in the future, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1*	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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
James F. Cahill Interim Chief Financial Officer

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2003	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,305	$25,097
Marketable securities	—	3,015
Receivables, net of allowance for doubtful accounts of $177 and $183 at May 31, 2003 and August 31, 2002, respectively	9,724	12,086
Receivables from unconsolidated affiliate	1,681	—
Merchandise inventories	70,379	79,297
Prepaid expenses and other current assets	12,942	8,304
Deferred tax asset, current portion	2,490	—

Total current assets	112,521	127,799

Restricted cash	32,085	21,918
Property and equipment, net	194,800	185,107
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	13,603	15,862
Other assets	5,148	4,018
Investment in unconsolidated affiliate	17,644	10,963

TOTAL ASSETS	$398,872	$388,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,263	$23,553
Accounts payable	67,113	66,725
Accrued salaries and benefits	3,375	3,210
Deferred membership income	3,694	3,993
Income taxes payable	—	1,425
Other accrued expenses	5,500	6,644
Long-term debt, current portion	14,412	9,059

Total current liabilities	119,357	114,609
Deferred rent	1,035	—
Long-term debt, net of current portion	101,400	90,539

Total liabilities	221,792	205,148

Minority interest	12,729	10,179

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (at cost), 2,000,000 shares authorized; Series A convertible preferred stock—20,000 shares designated, 20,000 shares issued and outstanding at May 31, 2003 and August 31, 2002	19,914	19,914
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,285,563 and 7,282,939 shares issued and outstanding at May 31, 2003 and August 31, 2002, respectively	1	1
Additional paid-in capital	164,120	161,094
Tax benefit from exercise of stock options	3,360	3,360
Notes receivable from stockholders	(685)	(769)
Deferred compensation	(1,472)	(95)
Accumulated other comprehensive loss	(12,897)	(6,292)
Retained earnings	1,407	7,520
Less: treasury stock at cost, 413,650 and 498,422 shares at May 31, 2003 and August 31, 2002, respectively	(9,397)	(11,322)

Total stockholders’ equity	164,351	173,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$398,872	$388,738

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Revenues:
Sales:
Net warehouse	$160,836	$153,436	$496,262	$455,950
Export	2,292	667	5,954	1,381
Membership income	1,909	2,349	6,290	6,646
Other income	1,626	2,480	5,592	6,472

Total revenues	166,663	158,932	514,098	470,449

Expenses:
Cost of goods sold:
Net warehouse	143,342	130,680	428,997	387,216
Export	2,212	651	5,691	1,345
Selling, general and administrative:
Warehouse operations	20,955	18,986	59,865	53,914
General and administrative	5,281	4,808	14,465	13,435
Severance	1,083	—	1,083	—
Option re-pricing	833	—	833	—
Settlement and related expenses	—	—	—	1,720
Preopening expenses	649	610	1,513	2,200

Total expenses	174,355	155,735	512,447	459,830

Operating income (loss)	(7,692)	3,197	1,651	10,619

Other income (expense):
Interest income	791	766	2,235	2,356
Interest expense	(2,955)	(2,529)	(7,997)	(7,154)
Other income (expense)	4	(28)	18	(43)
Equity of unconsolidated affiliate	(905)	83	(2,318)	83
Minority interest	822	119	712	(319)

Total other expense	(2,243)	(1,589)	(7,350)	(5,077)

Income (loss) before provision for income taxes	(9,935)	1,608	(5,699)	5,542
Provision (benefit) for income taxes	(2,226)	263	(786)	1,341

Net income (loss)	(7,709)	1,345	(4,913)	4,201
Preferred dividends	400	400	1,200	591

Net income (loss) available to common stockholders	$(8,109)	$945	$(6,113)	$3,610

Earnings (loss) per share:
Basic	$(1.18)	$0.15	$(0.89)	$0.57
Fully diluted	$(1.18)	$0.14	$(0.89)	$0.54
Average common shares outstanding:
Basic	6,872	6,481	6,863	6,350
Fully diluted	6,872	6,779	6,863	6,656

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(4,913)	$4,201
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,136	9,332
Allowance for doubtful accounts	(6)	69
Deferred income taxes	(231)	1,341
Minority interest	(712)	319
Equity in losses of unconsolidated affiliate	2,318	(83)
Compensation expense recognized for stock options	1,011	159
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(6,292)	(12,440)
Merchandise inventory	8,918	(19,140)
Accounts payable	388	7,097

Net cash flows provided by (used in) operating activities	11,617	(9,145)

INVESTING ACTIVITIES:
Sale (purchase) of marketable securities	3,015	(3,000)
Additions to property and equipment	(20,286)	(28,090)
(Issuance) repayment of notes receivable	(1,000)	3,768
Investment in unconsolidated affiliate	(9,000)	(10,000)
Proceeds from sale of real estate	—	696
Panama acquisition—repurchase of common stock	—	(1,025)

Net cash flows used in investing activities	(27,271)	(37,651)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	67,050	13,083
Repayment of bank borrowings	(49,126)	(8,377)
Restricted cash	(10,167)	(24)
Issuance of common stock	—	10,000
Issuance of preferred stock	—	19,916
Dividends on convertible preferred stock	(1,200)	(324)
Contributions by minority interest shareholders	3,263	4,143
Issuance of treasury stock	2,433	—
Proceeds from exercise of stock options	130	3,366
Repayment of notes receivable from stockholder	84	—

Net cash flows provided by financing activities	12,467	41,783

Effect of exchange rate changes on cash and cash equivalents	(6,605)	(2,383)

Net decrease in cash and cash equivalents	(9,792)	(7,396)
Cash and cash equivalents at beginning of period	25,097	26,280

Cash and cash equivalents at end of period	$15,305	$18,884

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,206	$6,258
Income taxes	$1,174	$1,022

See accompanying notes.

PRICESMART, INC.

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2003

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	$19,914	7,283	$1	$161,094	$3,360	$(769)	$(95)	$(6,292)	$7,520	498	$(11,322)	$173,411
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,200)	—	—	(1,200)
Issuance of treasury stock	—	—	—	—	632	—	—	—	—	—	(79)	1,801	2,433
Exercise of stock options	—	—	3	—	6	—	—	—	—	—	(5)	124	130
Common stock issued and stock compensation expense	—	—	—	—	2,388	—	—	(1,555)	—	—	—	—	833
Amortization of deferred compensation	—	—	—	—	—	—	—	178	—	—	—	—	178
Payment on notes receivable from stockholders	—	—	—	—	—	—	84	—	—	—	—	—	84
Net loss	—	—	—	—	—	—	—	—	—	(4,913)	—	—	(4,913)
Translation adjustment	—	—	—	—	—	—	—	—	(6,605)	—	—	—	(6,605)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,518)

Balance at May 31, 2003	20	$19,914	7,286	$1	$164,120	$3,360	$(685)	$(1,472)	$(12,897)	$1,407	414	$(9,397)	$164,351

See accompanying notes.

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

The following tables present the impact of the restatement on the Company’s previously reported results for the three and nine months ended May 31, 2003 and 2002 and on the balance sheet as of May 31, 2003 on a condensed basis (amounts in thousands, except per share data):

	Three Months Ended May 31, 2003		Nine Months Ended May 31, 2003
	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Sales:
Net warehouse	$163,779	$160,836	$508,947	$496,262
Export	2,292	2,292	5,954	5,954
Membership income	2,126	1,909	6,507	6,290
Other income	1,315	1,626	5,151	5,592

Total revenues	169,512	166,663	526,559	514,098

Expenses:
Cost of goods sold:
Net warehouse	146,023	143,342	441,071	428,997
Export	2,212	2,212	5,691	5,691
Selling, general and administrative:
Warehouse operations	20,758	20,955	59,278	59,865
General and administrative	5,281	5,281	14,465	14,465
Severance	1,083	1,083	1,083	1,083
Option re-pricing	833	833	833	833
Preopening expenses	649	649	1,513	1,513

Total expenses	176,839	174,355	523,934	512,447

Operating income (loss)	(7,327)	(7,692)	2,625	1,651

Other income (expense):
Interest income	791	791	2,235	2,235
Interest expense	(2,919)	(2,955)	(7,936)	(7,997)
Other income (expense)	4	4	18	18
Equity of unconsolidated affiliate	(905)	(905)	(2,318)	(2,318)
Minority interest	838	822	697	712

Total other expense	(2,191)	(2,243)	(7,304)	(7,350)

Loss before benefit from income taxes	(9,518)	(9,935)	(4,679)	(5,699)

Benefit from income taxes	(2,106)	(2,226)	(477)	(786)

Net loss	(7,412)	(7,709)	(4,202)	(4,913)

Preferred dividends	400	400	1,200	1,200

Net loss available to common stockholders	$(7,812)	$(8,109)	$(5,402)	$(6,113)

Loss per share:
Basic	$(1.14)	$(1.18)	$(0.79)	$(0.89)
Fully diluted	$(1.14)	$(1.18)	$(0.79)	$(0.89)

Shares used in per share computation:
Basic	6,872	6,872	6,863	6,863
Diluted:	6,872	6,872	6,863	6,863

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

	Three Months Ended May 31, 2002		Nine Months Ended May 31, 2002
	Previously Reported	Restated	Previously Reported	Restated
Revenues:
Sales:
Net warehouse	$156,413	$153,436	$467,782	$455,950
Export	667	667	1,381	1,381
Membership income	2,416	2,349	6,786	6,646
Other income	2,401	2,480	6,288	6,472

Total revenues	161,897	158,932	482,237	470,449

Expenses:
Cost of goods sold:
Net warehouse	133,647	130,680	399,006	387,216
Export	651	651	1,345	1,345
Selling, general and administrative:
Warehouse operations	18,968	18,986	53,836	53,914
General and administrative	4,808	4,808	13,435	13,435
Settlement and related expenses	—	—	1,720	1,720
Preopening expenses	610	610	2,200	2,200

Total expenses	158,684	155,735	471,542	459,830

Operating income	3,213	3,197	10,695	10,619

Other income (expense):
Interest income	766	766	2,356	2,356
Interest expense	(2,529)	(2,529)	(7,154)	(7,154)
Other income (expense)	(28)	(28)	(43)	(43)
Equity of unconsolidated affiliate	83	83	83	83
Minority interest	119	119	(322)	(319)

Total other expense	(1,589)	(1,589)	(5,080)	(5,077)

Income before provision for income taxes	1,624	1,608	5,615	5,542

Provision for income taxes	268	263	1,364	1,341

Net income	1,356	1,345	4,251	4,201

Preferred dividends	400	400	591	591

Net income available to common stockholders	$956	$945	$3,660	$3,610

Earnings per share:
Basic	$0.15	$0.15	$0.58	$0.57
Fully diluted	$0.14	$0.14	$0.55	$0.54

Shares used in per share computation:
Basic	6,481	6,481	6,350	6,350
Diluted:	6,779	6,779	6,656	6,656

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

	May 31, 2003
	Previously Reported	Restated
	(amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,333	$15,305
Receivables, net	9,724	9,724
Receivables from unconsolidated affiliate	1,681	1,681
Merchandise inventories	70,751	70,379
Prepaid expenses and other current assets	12,942	12,942
Deferred tax asset, current portion	2,490	2,490

Total current assets	113,921	112,521

Restricted cash	32,085	32,085
Property and equipment, net	194,826	194,800
Goodwill, net	23,071	23,071
Deferred tax asset, net of current portion	13,140	13,603
Other assets	5,152	5,148
Investment in unconsolidated affiliate	17,644	17,644

TOTAL ASSETS	$399,839	$398,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,263	$25,263
Accounts payable	67,113	67,113
Accrued salaries and benefits	3,375	3,375
Deferred membership income	3,694	3,694
Other accrued expenses	5,388	5,500
Long-term debt, current portion	14,412	14,412

Total current liabilities	119,245	119,357

Deferred rent	1,035	1,035
Long-term debt, net of current portion	101,400	101,400

Total liabilities	221,680	221,792

Minority interest	12,753	12,729

Stockholders’ equity	165,406	164,351

TOTAL LIABILITIES AND EQUITY	$399,839	$398,872

Set forth below are the restatement adjustments included in the restatement of previously issued financial statements, each of which is deemed an error per Accounting Principles Board Opinion No. 20, “Accounting Changes.”

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

As a result of this restatement adjustment, net warehouse sales were reduced by $2.0 million and $10.7 million for the three months and nine months ended May 31, 2002, respectively, and by $1.2 million and $8.0 million for the three months and nine months ended May 31, 2003, respectively, with a corresponding adjustment to reduce cost of goods sold by the same amounts. As such, the restatement of these sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Commission Sales Adjustments

As part of certain warehouse locations, the Company offers certain products and services that are provided by third-party vendors. These operations are not distinguishable to the members as separate from the Company as they operate under the Company’s name. While the Company has certain direction over prices and products

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

offered by these operations, the centers are operated by third parties with the Company earning a commission on the transactions. Historically, the Company recorded the sales from these operations as part of net warehouse sales and the related cost of goods sold in the consolidated statement of operations. Based on Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the Company determined that it is more appropriate to present such amounts on a net basis versus a gross basis, given the terms of the arrangements with these third parties. As a result of this restatement adjustment, net warehouse sales were reduced by approximately $997,000 and $1.2 million for the three months and nine months ended May 31, 2002, respectively, and by $1.8 million and $4.6 million for the three months and nine months ended May 31, 2003, respectively. The related cost of goods sold were reduced by $985,000 and $1.1 million for the three months and nine months ended May 31, 2002, respectively, and by $1.7 million and $4.4 million for the three months and nine months ended May 31, 2003, respectively, with the net amount reflected in “Sales: Other income” within the restated condensed statement of operations of approximately $12,000 and $44,000 for the three months and nine months ended May 31, 2002, respectively, and by $93,000 and $223,000 for the three months and nine months ended May 31, 2003, respectively. As such, the restatement of these commission sales adjustments did not affect the Company’s reported net income or loss per share, nor did it affect the Company’s balance sheet.

Philippine and Guam Adjustments

In the later part of fiscal 2003, the Company identified errors that occurred in the Company’s Guam and Philippine operations from the failure of the principal staff at these subsidiaries to properly reconcile their accounting records to supporting detail records. The Company allocated resources to properly reconcile the accounting records to underlying supporting records for the Philippine and Guam locations, retrained the principal accounting staff, hired a new controller to oversee the Philippine operations, and moved the accounting for Guam to the United States accounting center. As a result of these efforts, and based on available underlying transactions and supporting records, the Company was able to identify certain errors related to the quarterly periods in fiscal 2003 and the fourth quarter of fiscal 2002. These errors primarily impacted the net warehouse cost of goods sold, warehouse operating expenses, and interest expense for these entities and primarily impacted the cash, other accrued expenses and merchandise inventories balance sheet accounts. As a result of these restatement adjustments, net warehouse cost of goods sold were not impacted for the three months or nine months ended May 31, 2002 but were increased by approximately $168,000 and $387,000 for the three months and nine months ended May 31, 2003, respectively. Warehouse operating expenses were not impacted for the three months or nine months ended May 31, 2002 but were increased by approximately $190,000 and $583,000 for the three months and nine months ended May 31, 2003, respectively. Interest expense was not impacted for the three months or nine months ended May 31, 2002 but were increased by approximately $36,000 and $108,000 for the three months and nine months ended May 31, 2003, respectively.

As a result of this restatement adjustment, earnings before minority interest and income taxes were reduced by approximately $394,000 and $1.1 million for the three months and nine months ended May 31, 2003, respectively. The three and nine months ended May 31, 2002 were not impacted by this restatement adjustment.

Other Items

Following its determination to restate its financial statement for the matters described above, the Company determined it would correct certain known errors related to prior periods. In each such case, the Company believed the amount of any such error was not material to the Company’s consolidated 2002 financial statements or for the periods impacted in the first nine months of fiscal 2003. The errors primarily impacted net cost of goods sold, warehouse operating expenses, and interest expense. As a result of these restatement adjustments, net

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

warehouse cost of goods sold were not impacted for the three months or nine months ended May 31, 2002 and also not impacted for the three months or nine months ended May 31, 2003. Warehouse operating expenses were increased by approximately $16,000 and $76,000 for the three months and nine months ended May 31, 2002, respectively, and were increased by approximately $7,000 and $4,000 for the three months and nine months ended May 31, 2003, respectively. Interest expense was not impacted for the three months or nine months ended May 31, 2002 but were decreased by $0 and $47,000 for the three months and nine months ended May 31, 2003, respectively.

As a result of this restatement adjustment, earnings before minority interest and income taxes was reduced by approximately $16,000 and $76,000 for the three months and nine months ended May 31, 2002, respectively, and was decreased by approximately $7,000 and increased by approximately $43,000 for the three months and nine months ended May 31, 2003, respectively.

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

	Ownership	Basis of Presentation
PSMT Caribe, Inc:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Net income, as reported	$(8,109)	$945	$(6,113)	$3,610
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	947	53	1,011	159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,645)	(956)	(3,105)	(2,868)

Pro forma net income	$(8,807)	$42	$(8,207)	$901
Earnings per share:
Basic—as reported	$(1.18)	$0.15	$(0.89)	$0.57
Basic—pro forma	$(1.28)	$0.01	$(1.20)	$0.14
Diluted—as reported	$(1.18)	$0.14	$(0.89)	$0.54
Diluted—pro forma	$(1.28)	$0.01	$(1.20)	$0.14

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

Accounting Pronouncements— In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which became effective for the Company beginning in fiscal 2003. SFAS 143 addresses financial accounting and reporting for obligations

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 has not had a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2003	August 31, 2002
Land	$33,209	$31,080
Building and improvements	123,551	109,936
Fixtures and equipment	75,733	67,848
Construction in progress	3,248	6,591

	235,741	215,455
Less: accumulated depreciation	(40,941)	(30,348)

Property and equipment, net	$194,800	$185,107

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

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2003	2002	2003	2002
Income (loss) available to common stockholders	$(8,109)	$945	$(6,113)	$3,610
Determination of shares:
Common shares outstanding	6,872	6,481	6,863	6,350
Assumed conversion of:
Stock options	—	298	—	306
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	6,872	6,779	6,863	6,656
Net income (loss) available to common stockholders:
Basic earnings per share	$(1.18)	$0.15	$(0.89)	$0.57
Diluted earnings per share	$(1.18)	$0.14	$(0.89)	$0.54

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

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

PRICESMART, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

May 31, 2003

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Nine Months Ended May 31, 2003
Total revenue	$7,134	$323,585	$87,587	$95,792	$514,098
Operating income (loss)	(7,069)	11,404	(2,458)	(226)	1,651
Identifiable assets	79,390	179,973	74,984	64,525	398,872

Nine Months Ended May 31, 2002
Total revenue	$2,715	$332,664	$85,746	$49,324	$470,449
Operating income (loss)	(3,605)	14,603	(668)	289	10,619
Identifiable assets	66,470	196,117	67,678	44,810	375,075

Year Ended August 31, 2002
Total revenue	$4,050	$437,585	$114,011	$72,882	$628,528
Operating income (loss)	(3,474)	18,646	(2,680)	993	13,485
Identifiable assets	78,180	192,317	70,903	47,338	388,738

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