Form 10-K
period 2003-08-31
PRICESMART INC
filed 2003-12-16
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

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

Registrant’s telephone number, including area code: (858) 581-4530

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 Par Value	The NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 28, 2003 was $71,216,847, based on the last reported sale of $15.87 per share on February 28, 2003.

As of December 5, 2003, a total of 7,362,005 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2003 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2003

i

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.’s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See “Factors That May Affect Future Performance.”

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2002 and August 31, 2003, anticipated openings for fiscal 2004, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2002)	Number of Warehouse Clubs in Operation (as of August 31, 2003)	Anticipated Warehouse Club Openings in Fiscal 2004	Ownership (as of August 31, 2003)	Basis of Presentation
Panama	4	4	—	100%	Consolidated
Costa Rica	3	3	—	100%	Consolidated
Dominican Republic	3	2	—	100%	Consolidated
Guatemala	3	2	—	66%	Consolidated
Philippines	3	3	1	52%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	2	2	—	90%	Consolidated
Aruba	1	1	—	90%	Consolidated
Barbados	1	1	—	100%	Consolidated
Guam	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	—	1	—	67.5%	Consolidated
Nicaragua	—	1	—	51%	Consolidated

Totals	26	26	1

Mexico	—	3	—	50%	Equity

Grand Totals	26	29	1

During fiscal 2003, the Company opened three new U.S.-style membership shopping warehouse clubs (one each in the Philippines, Jamaica and Nicaragua), and as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened three new U.S.-style membership shopping warehouse clubs in Mexico. The Company also closed three warehouse clubs during the fourth quarter of fiscal 2003 (one each in Guatemala, Dominican Republic and the Philippines). Subsequent to fiscal 2003, the Company announced the planned closure of the Guam warehouse club by December 31, 2003. At the end of fiscal 2003, the total number of consolidated warehouse clubs in operation was 26 operating in 12 countries and two U.S. territories, in comparison to 26 consolidated warehouse clubs operating in ten countries and two U.S. territories at the end of fiscal 2002 and 22 warehouse clubs operating in ten countries and one U.S. territory at the end of fiscal 2001. The average life of the 26 warehouse clubs in operation as of August 31, 2003 was 36 months. The average life of the 26 warehouse clubs in operation as of August 31, 2002 was 27 months.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there were fourteen warehouse clubs in operation (13 in China and one in Saipan, Micronesia) licensed to and operated by local business people, through which the Company primarily earns a licensee fee on a per warehouse club basis, at the end of fiscal 2003, compared to eleven licensed warehouse clubs at the end of fiscal 2002.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Latin America, the Caribbean and Asia using the trade name “PriceSmart.” In fiscal 2003, the Company opened six new U.S.-style membership shopping warehouse clubs, one warehouse club each in the Philippines (November 2002), Jamaica (March 2003) and Nicaragua (July 2003), and through its 50/50 joint venture three warehouse clubs in Mexico (two in November 2002 and one in March 2003), bringing the total number of warehouse clubs in operation to 29 operating in 13 countries and two U.S. territories as of August 31, 2003.

The warehouse clubs sell basic consumer goods, to individuals and businesses, typically comprised of approximately 50% U.S.-sourced merchandise and approximately 50% locally sourced merchandise, with an emphasis on quality, and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins. The typical no-frills warehouse club-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, photo centers, pharmacy and optical departments. The shopping format includes an annual membership fee that averages $25.

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

Business Strategy

PriceSmart’s business strategy is to operate warehouse clubs in Latin America, the Caribbean, and Asia that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees and a fair return to PriceSmart stockholders. The Company’s primary strategy is to focus on development of the international merchandising business and to leverage existing capabilities. Specifically, key elements of the Company’s business strategy include:

Provide Lower Prices in the Market Place. The Company’s principal business philosophy is to bring quality U.S. type products and services to the consumer at low prices. Future development of the Company’s business will be directed to markets in which the Company can compete effectively by lowering the costs of goods and services to consumers.

Increase Market Share in Developing Markets. The Company believes that it is well positioned to profit from the growth in developing markets due to its purchasing power and experience with membership warehouse clubs in Latin America, the Caribbean and Asia. The Company intends to continue to satisfy the demand for U.S. consumer goods principally in Latin America, the Caribbean and Asia.

Membership Policy

PriceSmart’s membership fee structure was specifically designed to allow pricing flexibility from country to country. The Company believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue. PriceSmart has two primary types of members: Business and Diamond (individual).

Business owners and managers qualify for Business membership. PriceSmart promotes Business membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business members pay an annual membership fee which approximates $25 for a primary and spouse membership card and approximately $12 for additional add-on membership cards. Individual members pay an annual membership fee which approximates $25 and an approximate fee of $12 for an add-on membership card.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred revenue is presented separately on the face of the balance sheet and totaled $4.1 million and $4.0 million as of August 31, 2003 and 2002, respectively. PriceSmart’s membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company’s historical rate of membership fee refunds has been less than 0.5% of membership income, or approximately $42,000, $45,000 and $35,000 for each of the years ended August 31, 2003, 2002 and 2001, respectively.

Expansion Plans

The Company’s expansion plans focus on opening new warehouse clubs in foreign markets, primarily through majority or wholly owned ventures, primarily in Latin America, the Caribbean and Asia. The Company believes such foreign markets offer opportunities for growth because they are often characterized by (i) geographic and logistical barriers to entry, (ii) existing higher-priced local competitors, and (iii) a demand for U.S. brand-name products that are not widely available in such markets. The Company anticipates opening a new warehouse club in the Philippines in April of 2004 (third quarter of fiscal 2004).

Warehouse Club Closings and Asset Impairment

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, Philippines and Guatemala. The warehouse clubs were closed June 15, 2003, August 3, 2003 and August 15, 2003, respectively. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

The Company recorded closure costs and asset impairment charges of $7.2 million related to those warehouse clubs closed as of August 31, 2003. The impairment charge of $1.9 million, included in the $7.2 million, reflected the difference between the carrying value and fair value of those long-lived assets that are not expected to be utilized at future warehouse club locations.

During fiscal 2003, the Company also recorded non-cash asset impairment charges of $4.5 million to write down long-lived assets related to underperforming warehouse clubs in Guam and the United States Virgin Islands. Subsequent to August 31, 2003, the Company announced the planned closure of the Guam warehouse club as of December 31, 2003. The impairment charges reflect the difference between the carrying value and fair value of those long-lived assets that are not expected to be utilized at future warehouse club locations.

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

Barbados: On June 24, 2002, the Company entered into agreements to acquire the remaining interests in the PriceSmart Barbados majority owned subsidiary, which previously had been 51% owned by the Company. The purchase price of the 49% interest consisted of 38,455 shares of PriceSmart common stock, cash payments totaling $500,000, and the assumption of capital contributions outstanding of $1.7 million, net of the minority interest acquired. Under the agreements, the Company also guaranteed the existing promissory notes of approximately $1.7 million payable to the former minority stockholders by the Barbados subsidiary, which are due on May 4, 2004 and had an aggregate remaining principal amount due of approximately $855,000 as of August 31, 2003.

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

Caribe: On July 7, 2000, the Company entered into an agreement to acquire the remaining interests in the PSMT Caribe, Inc. majority owned subsidiary, which previously had been 60% owned by the Company. PSMT Caribe, Inc. is the holding company formed by PriceSmart and PSC, S.A. (a Panamanian company, of which Edgar Zurcher, a director of the Company, owns a 9.1% interest) to hold their respective interests in the PriceSmart membership warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic. As consideration for the acquisition of the 40% interest, PriceSmart issued to PSC, S.A. 679,500 shares of PriceSmart common stock, half of which were restricted from sale for one year. As a result of this acquisition, the Company has increased its guaranty for the outstanding long-term debt related to the warehouse clubs operating in Costa Rica, El Salvador, Honduras and the Dominican Republic to 100%.

Results from operations of the acquired minority interests have been included in the consolidated financial results of the Company from the initial dates of the transactions described above. As a result of the acquisitions, the Company will recognize a greater percentage of the cash flow and results from operations for each subsidiary.

International Licensee Business

The Company had fourteen warehouse clubs in operation (13 in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of fiscal 2003, through which the Company primarily earns license fees on a per warehouse club basis, and also receives other fees in connection with certain licensing and technology transfer agreements and sales of products purchased from the Company.

The Company entered into licensing and technology agreements with the licensees, pursuant to which the Company provides its know-how package, which includes training and management support. The license includes the right to use the “PriceSmart” mark and certain other trademarks. The Company and its licensees also enter into product sourcing agreements through which the Company sells merchandise to the licensees at varying margins. The Company believes that the licensees have been interested in entering into such arrangements and obtaining such licenses for a variety of reasons, including the successful track record of the Company’s management team and its smaller format membership clubs, the opportunity to purchase U.S.-sourced products, the benefits of the Company’s modern distribution techniques and the opportunity to obtain exclusive rights to use the Company’s trademarks in the region.

Relationship with Costco

In November 1996, Price Enterprises, Inc. (“PEI”), PEI, Costco Companies, Inc. (“Costco”) and certain of their respective subsidiaries, including the Company, entered into an Agreement Concerning Transfer of Certain Assets (the “Asset Transfer Agreement”) in connection with the settlement of litigation arising from the spin-off of PEI from Costco and the prior merger between The Price Company and Costco.

PEI and Costco agreed in the Asset Transfer Agreement to eliminate all noncompete and operating agreements and to terminate all trademark and license agreements between the parties, subject to certain exceptions. Costco agreed to refrain from conducting membership warehouse club businesses in the Northern Mariana Islands, Guam and Panama through October 31, 1999. The Company has an exclusive royalty-free right (including against Costco) in the Northern Mariana Islands to use the “Price Club” and “PriceCostco” marks in connection with the development, operation, advertising and promotion of the Company’s business activities in such area, subject to certain restrictions. The Asset Transfer Agreement, however, requires the Company to use diligent and reasonable efforts to negotiate with its licensee in the Northern Mariana Islands to terminate such right to use the “Price Club” and “PriceCostco” names and marks at the earliest possible date before December 12, 2009.

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

In June 1997, the PEI Board of Directors approved a plan to separate PEI’s core real estate business from its merchandising businesses. To effect such separation, PEI first transferred to the Company, through a series of preliminary transactions, the assets listed below. PEI then distributed on August 29, 1997 all of the Company’s common stock pro rata to PEI’s existing stockholders through a special dividend (the “Distribution”). Assets transferred to PriceSmart were comprised of: (i) the merchandising business segment of PEI; (ii) certain real estate properties held for sale (the “Properties”); (iii) notes receivable from buyers of properties; (iv) cash and cash equivalents of approximately $58.4 million; and (v) all other assets and liabilities not specifically associated with PEI’s portfolio of investment properties, except for current corporate income tax assets and liabilities.

Intellectual Property Rights

It is the Company’s policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office, and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint venturers, employees, consultants and suppliers and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company’s trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company’s future success dependent principally upon its employees’ technical competence and creative skills for continuing innovation.

There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names, sales techniques or other intellectual property matters. In the event of litigation to determine the validity of any third-party’s claims, such litigation could result in significant expense to the Company and divert the efforts of the Company’s management, whether or not such litigation is determined in favor of the Company.

While the Company has registered under various classifications the mark “PriceSmart” in several countries, certain registration applications remain pending; because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the marks.

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

Employees

As of August 31, 2003, the Company and its consolidated subsidiaries had a total of 3,752 employees. Approximately 94% of the Company’s employees were employed outside of the United States.

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

Any failure by the Company to manage its growth could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period, resulting in a total of 22 warehouse clubs operating in ten countries and one U.S. territory at the end of fiscal 2001 (12 months ended August 31, 2001). The Company also opened four additional new warehouse clubs in fiscal 2002 and six additional new warehouse clubs in fiscal 2003, three of which were opened through the Company’s 50/50 joint venture, resulting in a total of 32 new warehouse clubs (before the exclusion of recent closures) operating in 13 countries and two U.S. territories since 1999. The Company anticipates opening one new warehouse in the third quarter of fiscal 2004 in Aseana City, Metropolitan Manila, Philippines.

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

The success of the Company’s strategy will depend to a significant degree on the Company’s ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) obtain and maintain positive comparable warehouse sales growth in the applicable markets. Some markets may present operational, competitive, regulatory and merchandising challenges that are similar to, or different from, those previously encountered by the Company. Also, the Company might not be able to adapt the Company’s operations to support expansion, and warehouse clubs may not achieve the profitability necessary for the Company to receive an acceptable return on investment.

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

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. See “Item 9A. Controls and Procedures” for a discussion of these remedial measures. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified to the Company by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in the Company’s consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 50% of the inventories that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company has a relationship with one of its minority interest shareholders in the Philippines, by which it utilizes the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

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

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company’s warehouse clubs. For example, the Company’s two warehouse clubs in El Salvador have experienced minimal inventory loss and disruption of their businesses as a result of earthquakes that have occurred. Also, the Company’s warehouse club in Guam has experienced typhoons that resulted in minimal business interruptions and property losses. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business. The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In Latin America and Southeast Asia, in particular, several countries are suffering recessions and economic instability. As a result, sales, gross profit margins and membership renewals have been negatively impacted in the current year, and in the event these factors continue, sales, gross profit margins and membership renewals may continue to be adversely affected. In addition, a worsening of these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any further decline in the national or regional economies of the foreign countries in which the Company currently operates, or will operate in the future, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of August 31, 2003, Robert E. Price, who is the Company’s Interim President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 47.1% of the Company’s outstanding common stock and approximately 8.3% of the Company’s outstanding shares of Series A Preferred Stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. In addition, on July 9, 2003, entities affiliated with Messrs. Robert Price and Sol Price purchased 22,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $22 million. Messrs. Robert Price and Sol Price beneficially owned all of the outstanding Series B Preferred Stock, which is convertible, at the holder’s option, into approximately 13.0% of the Company’s outstanding common stock. Subsequent to the end of fiscal 2003, Messrs. Robert Price and Sol Price purchased an aggregate of 500,000 shares of the Company’s common stock, for an aggregate purchase price of $5.0 million. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange. The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2003, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and two U.S. territories, 18 of which operate under currencies other than the U.S. dollar. For fiscal 2003, approximately 74% of the Company’s net warehouse sales were in foreign currencies. Also, as of August 31, 2003, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which will increase the percentage of net warehouse sales denominated in foreign currencies.

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

Item 2. Properties

Warehouse Club Properties. The Company, through its majority or wholly owned ventures or equity joint venture, owns and/or leases properties in each country or territory in which it operates warehouse clubs. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse club locations currently owned and/or leased by country or territory:

Country / Territory	Date Opened or Anticipated	Date Closed	Ownership / Lease
Panama:
Los Pueblos	October 25, 1996		Own land and building
Via Brazil	December 4, 1997		Lease land and building(1)
El Dorado	November 11, 1999		Lease land and building
David	June 15, 2000		Own land and building
Guatemala:
Mira Flores	April 8, 1999		Lease land and building
Guatemala City	August 24, 2000	August 15, 2003	Lease land and building
Pradera	May 29, 2001		Lease land and building
Costa Rica:
Zapote	June 25, 1999		Own land and building
Escazu	May 12, 2000		Own land and building
Heredia	June 30, 2000		Own land and building
Dominican Republic:
Santo Domingo	December 10, 1999		Own land and building
Santiago	December 14, 1999		Own land and building
East Santo Domingo	October 12, 2000	June 15, 2003	Own land and building
El Salvador:
Santa Elena	August 26, 1999		Own land and building
San Salvador	April 13, 2000		Own land and building
Honduras:
San Pedro Sula	September 29, 2000		Own land and building
Tegucigalpa	May 31, 2000		Lease land and building
Aruba:
Oranjestad	March 23, 2001		Lease land and building
Barbados:
Bridgetown	August 31, 2001		Lease land and building
Philippines:
Fort Bonifacio	May 18, 2001		Lease land and building(1)
Ortigas	November 8, 2001	August 3, 2003	Lease land and building(1)
Congressional	March 15, 2002		Lease land and building(1)
Alabang	November 16, 2002		Lease land and building(1)
Aseana	April 2004		Lease land
Trinidad:
Chaguanas	August 4, 2000		Own land and building
Port of Spain	December 5, 2001		Lease land and building(1)
U.S. Virgin Islands:
St. Thomas	May 4, 2001		Lease land and building(1)
Guam:
Barrigada	March 8, 2002		Lease land and building
Jamaica:
Kingston	February 28, 2003		Own land and building
Mexico:
Irapuato	November 14, 2002		Own land and building(2)
Celaya	November 16, 2002		Own land and building(2)
Queretaro	March 1, 2003		Own land and building(2)
Nicaragua:
Managua	August 31, 2003		Own land and building

(1)	The Company constructed, at its expense, the building on land that it leases.
(2)	Warehouse clubs are operated through a 50/50 joint venture which is accounted for under the equity method.

Corporate Headquarters. The Company maintains its headquarters at 4649 Morena Blvd., San Diego, California 92117-3650. The Company leases 42,000 square feet of office space from Price Legacy Corporation at a rate $27,817 per month pursuant to a triple net lease. The current term expires on August 31, 2005, and the Company has two remaining renewal options of two years each. The Company also leases a 32,387 square foot facility in Commerce, California at a rate of $15,804 per month that expires on May 31, 2005. Additionally, the Company leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $37,721 per month that expires on May 31, 2004. The second is a 24,700 square foot facility leased at a rate of $24,238 per month that expires on May 31, 2004. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Properties Held For Sale. In connection with the Distribution, PEI transferred to the Company certain properties historically held for sale by PEI (the “Properties”), which have since been sold. During fiscal 2002, the Company sold the remaining Property for a loss of $82,000. Proceeds from the sale of this remaining Property were used to fund the Company’s businesses and general working capital requirements. As the Property was held for sale, the net results of the real estate operations are included in other income (expense) on the consolidated statements of operations. The net results for fiscal 2003, 2002 and 2001 were not material.

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

Silver City. The Silver City site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. The Company is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

Item 3. Legal Proceedings

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 10, 2003, the Company announced it would be restating its financial statements for the fiscal year ending August 31, 2002 and for the first nine months ending May 31, 2003. Subsequent to the announcement, four separate class action complaints have been filed against the Company and two of its former officers in the United States District Court for the Southern District of California for alleged violations of federal securities laws. The complaints purport to be class actions on behalf of purchasers of the Company’s common stock between December 20, 2001 and November 7, 2003 (the “class period”) and seek damages and attorney’s fees.

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant, the members of the Company’s Board of Directors, two former officers and three current officers in the Superior Court of the State of California, County of San Diego. The derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of California Corporations Code.

The Company believes that the ultimate resolution of any such legal proceedings or claims will not have a material adverse effect on its business, financial condition, operating results, cash flow or liquidity. However, such matters are inherently unpredictable and it is possible that the ultimate outcome could have a material adverse effect on its business, financial condition, operating results, cash flow or liquidity in any particular period by the resolution of one or more of these contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2003. The Company’s Annual Meeting of Stockholders is scheduled for 10:00 a.m. on January 8, 2004, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

The information required by Item 5 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2003 under the heading “Market for Common Stock and Related Stockholder Matters.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2003 under the heading “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2003 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2003 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements

The information required by Item 8 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2003 under the heading “Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Other than general improvement in the Company’s performance of standardized controls and closing procedures, and the establishment of a group of accounting personnel in San Diego to assist and monitor the Philippines and Guam accounting matters, there were no changes in the Company’s internal controls over financial reporting during such fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, the Company believes the measures it currently is implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart’s web site at http://www.pricesmart.com/IR/Investors.htm. PriceSmart intends to disclose future amendments to, or waivers from, certain provision of its code of ethics on the above website within five business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 under the headings “Information Regarding the Board,” “Executive Compensation and Other Information” and “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 under the heading “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 2004 under the heading “Independent Accountants.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements are incorporated by reference into Part II, Item 8 of this Form 10-K under the respective headings from the annual report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of August 31, 2003 and 2002

Consolidated Statements of Operations for the three years ended August 31, 2003

Consolidated Statements of Stockholders’ Equity for the three years ended August 31, 2003

Consolidated Statements of Cash Flows for the three years ended August 31, 2003

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

On September 5, 2003, the Company filed a Form 8-K under Items 5 and 7 announcing that James F. Cahill, Vice-Chairman of the Board of Directors, will assume the additional position of Interim Chief Financial Officer of PriceSmart, Inc., replacing Allan Youngberg who ceased employment with the Company and resigned from the Company’s Board of Directors effective August 31, 2003.

On September 12, 2003, the Company filed a Form 8-K under Item 9 announcing that the Board of Directors of PriceSmart, Inc. has determined not to declare a dividend on the 8% Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) for the current quarter. Also, no dividends may be declared or paid on the 8% Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) until full cumulative dividends have been declared and paid on the Series A Preferred Stock. Instead, dividends on the Series A Preferred Stock and the Series B Preferred Stock will accrue in accordance with the terms of the Certificates of Designations for the Series A Preferred Stock and Series B Preferred Stock.

On November 10, 2003 the Company filed a Form 8-K under Items 5 and 7 regarding the restatement of its financial statements for fiscal 2002 and the first three quarters of fiscal 2003.

(c)	See Exhibit Index and Exhibits attached to this report

(d)	Financial Statement Schedules

See “Schedule II: Valuation and Qualifying Accounts” attached to this report

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2001	$41	$248	$(231)	$58
Year ended August 31, 2002	58	197	(72)	183
Year ended August 31, 2003	183	1,009	(494)	698

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2003	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE

Robert E. Price Interim President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE Robert E. Price	Interim President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 16, 2003

/s/ JAMES F. CAHILL James F. Cahill	Interim Chief Financial Officer and Vice-Chairman of the Board (Principal Financial and Accounting Officer)	December 16, 2003

/s/ RAFAEL E. BARCENAS Rafael E. Barcenas	Director	December 16, 2003

/s/ MURRAY L. GALINSON Murray L. Galinson	Director	December 16, 2003

/s/ KATHERINE L. HENSLEY Katherine L. Hensley	Director	December 16, 2003

/s/ LEON C. JANKS Leon C. Janks	Director	December 16, 2003

/s/ LAWRENCE B. KRAUSE Lawrence B. Krause	Director	December 16, 2003

Angel Losada M.	Director	December , 2003

/s/ JACK MCGRORY Jack McGrory	Director	December 16, 2003

Edgar A. Zurcher	Director	December , 2003

PRICESMART, INC.

EXHIBIT INDEX AND EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

3.3(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.4(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

10.1(1)*	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(5)*	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)*	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)*	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)*	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)*	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)*	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)*	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)*	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)*	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)*	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(12)*	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)*	Form of Indemnity Agreement.

10.6(1)*	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(15)*	Employment Agreement dated December 15, 1997 between the Company and Gilbert A. Partida.

Exhibit Number	Description

10.7(b)(8)*	First Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated November 22, 1999.

10.7(c)(16)*	Second Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 10, 2000.

10.7(d)(9)*	Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated October 16, 2001.

10.7(e)(17)*	Third Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 16, 2002.

10.7(f)(11)*	Fourth Amendment of Employment Agreement between the Company and Gilbert A. Partida, dated January 22, 2003.

10.7(g)(18)*	Severance Agreement and Release of Claims dated March 31, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.7(h)(18)	Independent Contractor Agreement effective April 1, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.8(a)(19)*	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)*	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)*	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(16)*	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(20)*	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)*	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(17)*	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(12)*	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.9(a)(21)*	Promissory Note (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and dates of Pledge Agreements).

10.9(b)(22)*	First Amendment to Promissory Note between the Company and Kevin C. Breen, dated June 1, 1999.

10.9(c)(22)*	First Amendment to Promissory Note between the Company and Ron deHarte, dated June 1, 1999.

10.9(d)(22)*	First Amendment to Promissory Note between the Company and Brud Drachman, dated June 1, 1999.

10.9(e)(22)*	First Amendment to Promissory Note between the Company and Thomas D. Martin, dated June 1, 1999.

10.9(f)(22)*	First Amendment to Promissory Note between the Company and Bill Naylon, dated June 1, 1999.

Exhibit Number	Description

10.9(g)(22)*	First Amendment to Promissory Note between the Company and Ed Oats, dated June 1, 1999.

10.9(h)(22)*	Promissory Note between the Company and Allan C. Youngberg, dated July 27, 1999.

10.10(a)(21)*	Pledge Agreement (Includes schedule showing certain borrowers, dates of Notes, amounts of Notes and number of pledged shares).

10.10(b)(22)*	Pledge Agreement between the Company and Allan C. Youngberg, dated July 27, 1999.

10.11(23)*	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(a)(22)*	Employment Agreement dated as of July 23, 1999 between the Company and Allan C. Youngberg.

10.12(b)(22)*	Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated July 26, 1999.

10.12(c)(9)*	First Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated September 26, 2001.

10.12(d)(9)*	Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated October 16, 2001.

10.12(e)(10)*	Second Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated November 19, 2002.

10.12(f)(11)*	Third Amendment of Employment Agreement between the Company and Allan C. Youngberg, dated January 22, 2003.

10.12(g)(24)*	Severance Agreement and Release of Claims dated September 4, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.12(h)(32)	Independent Contractor Agreement effective September 1, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.13(a)(22)*	Employment Agreement dated as of March 31, 1998 between the Company and K.C. Breen.

10.13(b)(22)*	First Amendment of Employment Agreement between the Company and K.C. Breen, dated March 31, 1999.

10.13(c)(22)*	Second Amendment of Employment Agreement between the Company and K.C. Breen, dated October 1, 1999.

10.13(d)(16)*	Third Amendment of Employment Agreement between the Company and K.C. Breen, dated January 11, 2000.

10.13(e)(20)*	Fourth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 24, 2001.

10.13(f)(9)*	Amendment of Employment Agreement between the Company and K.C. Breen, dated October 16, 2001.

10.13(g)(17)*	Fifth Amendment of Employment Agreement between the Company and K.C. Breen, dated January 16, 2002.

10.13(h)(11)*	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.14(22)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.15(16)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

Exhibit Number	Description

10.16(16)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.17(a)(16)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.17(b)(16)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.18(a)(16)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. January 11, 2000 for $1.0 million (in Spanish).

10.18(b)(16)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.18(c)(16)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in Spanish).

10.18(d)(16)	Line of Credit for 180 days between Banco Nacional de Credito, S.A. and PriceSmart Dominicana, S.A. dated January 11, 2000 for $1.0 million (in English).

10.19(a)(16)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.19(b)(16)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.20(a)(16)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in Spanish).

10.20(b)(16)	Loan agreement by and between Commercial International Bank & Trust Co. Ltd. And PRICMARLANDCO, S.A. (Costa Rica) dated February 4, 2000 for $3.9 million (in English).

10.21(16)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.22(16)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.23(25)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.24(a)(8)	Stock Purchase Agreement dated as of June 5, 2000 by and among the Company, PSC, S.A. and the Shareholders of PSC, S.A.

10.24(b)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.25(8)*	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.26(8)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.27(20)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.28(a)(20)	Licensee Agreement – PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

Exhibit Number	Description

10.28(b)(10)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.29(a)(20)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in Spanish).

10.29(b)(20)	Loan Agreement by and between CitiBank, N.A. and PriceSmart (Guatemala), S.A., dated December 19, 2000 for $1.5 million (in English).

10.30(20)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.31(20)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.32(20)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.33(9)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.34(a)(9)*	Employment Agreement between the Company and William Naylon, dated as of February 1, 2000.

10.34(b)(9)*	First Amendment to Employment Agreement between the Company and William Naylon, dated as of January 24, 2001.

10.34(c)(9)*	Second Amendment to Employment Agreement between the Company and William Naylon, dated as of October 16, 2001.

10.34(d)(17)*	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.34(e)(11)*	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.35(a)(9)*	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.35(b)(9)*	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.35(c)(17)*	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.35(d)(12)*	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.36(9)	Loan Agreement among Banco Popular de Puerto Rico, PSMT LLC and the Company, dated September 7, 2001 for $2 million.

10.37(9)	Continuing Guaranty by the Company to Banco de Puerto Rico, dated September 7, 2001 for $2 million.

10.38(9)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.39(9)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.40(26)*	2001 Equity Participation Plan of PriceSmart, Inc.

Exhibit Number	Description

10.41(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.42(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.43(2)	Common Stock Purchase Warrant dated January 17, 2002 issued to Grupo Gigante, S.A. de C.V.

10.44(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.45(2)	Right of First Refusal Agreement by and among Grupo Gigante, S.A. de C.V. and Robert E. Price, Sol Price, The Price Family Charitable Fund, The Price Group LLC, the Robert and Allison Price Trust, the Robert & Allison Price Charitable Remainder Trust, the Price Family Charitable Trust and the Sol and Helen Price Trust dated as of January 15, 2002.

10.46(27)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.47(27)	Loan agreement by Global Bank and PSMT Philippines, Inc. dated November 27, 2001 for $2.5 million.

10.48(28)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.49(29)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.50(29)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.51(29)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent. Ltd.

10.52(30)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.53(a)(10)*	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.53(b)(10)*	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.53(c)(10)*	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.53(d)(10)*	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.53(e)(12)*	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.53(f)(12)*	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.54(a)(10)*	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.54(b)(10)*	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.54(c)(10)*	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

Exhibit Number	Description

10.54(d)(10)*	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.54(e)(10)*	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.54(f)(12)*	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.54(g)(12)*	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.55(10)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

10.56(31)*	2002 Equity Participation Plan of PriceSmart, Inc.

10.57(11)	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.57(a)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.57(b)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

10.58(3)	Series B Preferred Stock Purchase Agreement dated as of July 8, 2003 among PriceSmart and the Investors Listed on Exhibit A Thereto.

10.59(32)	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

10.60(12)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines, Inc. dated July 1, 2003 for 66 million pesos.

10.61(12)	Credit Contract Warranted with Mortgage granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated May 20, 2003 for $3.0 million. (English translation)

10.62(12)	Credit Contract Guarantee with Mortgage and Bond granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated July 25, 2003 for $1.0 million. (English translation)

13.1(12)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2003.

21.1(12)	Subsidiaries of the Company.

23.1(12)	Consent of Ernst & Young LLP, Independent Auditors.

31.1(12)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(12)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(12)**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(12)	Filed herewith.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1998 filed with the Commission on April 14, 1998.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(18)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1998 filed with the Commission on January 14, 1999.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(24)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(26)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(29)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(30)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(31)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.