Form 10-Q
period 2003-09-30
PRICESMART INC
filed 2004-01-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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
 Yes ☐ No ☒

The registrant had 7,362,005 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2003.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of November 30, 2003, the consolidated balance sheet as of August 31, 2003, the unaudited consolidated statements of operations for the three months ended November 30, 2003 and 2002, the unaudited consolidated statements of cash flows for the three months ended November 30, 2003 and 2002, and the unaudited consolidated statements of stockholders’ equity for the three months ended November 30, 2003 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the quarter ended November 30, 2003 (fiscal 2004) and November 30, 2002 (fiscal 2003), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

The Company’s business strategy is to operate warehouse clubs in Latin America, the Caribbean and Asia that sell high quality merchandise at low prices to our members, provide fair wages and benefits to our employees and a fair return to our stockholders.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2003 and 2002, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2002)	Number of Warehouse Clubs in Operation (as of November 30, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	3	2	100%	Consolidated
Guatemala	3	2	66%	Consolidated
Philippines	4	3	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	—	1	67.5%	Consolidated
Nicaragua	—	1	51%	Consolidated

Totals	27	26

Mexico	2	3	50%	Equity

Grant Totals	29	29

No warehouse clubs were opened or closed during the first quarter of fiscal 2004. However, the Company did announce the planned closure of its warehouse club in Guam. The last day of operations was December 24, 2003. During the first quarter of fiscal 2003, the Company opened one new U.S.-style membership shopping warehouse club in Alabang, Philippines, and as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened two new U.S.-style membership shopping warehouse clubs in Mexico.

At the end of the first quarter of fiscal year 2004, the total number of consolidated warehouse clubs in operation was 26 in 12 countries and two U. S. territories, in comparison to 27 consolidated warehouse clubs in operation in ten countries and two U. S. territories at the end of the first quarter of fiscal year 2003. The average life of the 26 and 27 warehouse clubs in operation at the end of November 30, 2003 and 2002 was 40 and 28 months, respectively.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there were 14 warehouse clubs in operation (13 in China and one in Saipan, Micronesia), licensed to and operated by local business people, through which the Company primarily earns a licensee fee on a per warehouse club basis, at the end of the first quarter of fiscal 2004, compared to eleven licensed warehouse clubs at the end of the first quarter of fiscal 2003.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

Net warehouse sales decreased 9.1% to $143.7 million in the first quarter of fiscal 2004, from $158.0 million in the first quarter of fiscal 2003. Excluding $4.8 million in wholesale telephone card sales in the Philippines (which began in September 2002 and were discontinued in May 2003), net warehouse sales decreased 6.2% from the comparable period sales of $153.2 million. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total warehouse sales because wholesale phone card sales were only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse clubs. The decrease of $9.5 million in net warehouse sales excluding wholesale telephone card sales consists primarily of a decrease of $5.6 million in sales in the Dominican Republic due to the closure of a warehouse club and reduced sales of U.S. sourced merchandise as a result of a currency devaluation of approximately 113% from the first quarter of fiscal 2003, lower sales in certain warehouse clubs operating in Central America as well as the closure of a warehouse club in Guatemala, and lower sales in the Philippines due to the closure of one warehouse club, partially offset by sales from the two new warehouse clubs opened since the end the first quarter of fiscal 2003 and positive sales growth in the warehouse clubs operating in the Caribbean region.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) in the first quarter of fiscal 2004 decreased to 12.6% from 15.0% in the first quarter of fiscal 2003. The decrease in gross profit margins of 2.4% resulted primarily from decreased gross margins attained period over period in Guam as merchandise markdowns were taken to liquidate inventories in advance of that warehouse club’s closure, the impact of the currency devaluation in the Dominican Republic, overall lower merchandise selling prices to provide increased value to warehouse club members, and reduced margins in order to dispose of slower moving merchandise compared to the same period last year.

Same warehouse club sales, which are for warehouse clubs open at least 12 full months, decreased 9.9% for the 13-week period ended November 30, 2003, compared to the same period last year. Excluding the wholesale telephone card sales, comparative same warehouse club sales decreased 8.4%.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which include sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 8-Related Party Transactions” in the Notes to Consolidated Financial Statements (unaudited) included within). Export sales in the first quarter of fiscal 2004 were $505,000 compared to $2.6 million in the first quarter of fiscal 2003. The change between periods is primarily due to the elimination of direct sales to third parties from the Company’s distribution centers. Additionally, export sales to PriceSmart Mexico were $262,000 in the first quarter of fiscal year 2004 compared to $970,000 in the first quarter of fiscal year 2003, a period in which the two new warehouse clubs opened by PriceSmart Mexico resulted in high export sales associated with the initial stocking of merchandise at those locations.

Membership fees, which are recognized into income ratably over the one-year life of the membership, were $2.1 million, or $1.5% of net warehouse sales, in the first quarter of fiscal 2004 compared to $2.1 million, or 1.4% of net warehouse sales, in the first quarter of fiscal 2003.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor promotions and rebates, and fees earned from licensees. Other income, excluding licensee fees, decreased to $1.3 million, or 0.9% of net warehouse sales, in the first quarter of fiscal 2004 from $1.8 million, or 1.1% of net warehouse sales, in the first quarter of fiscal 2003. The decrease in amounts in the current year was primarily related to a decrease in commission revenues, construction management revenues, vendor promotions and ad revenue in the current year. Licensee fees increased to $341,000 in the first quarter of fiscal 2004 from $313,000 in the first quarter of fiscal 2003 due to the opening of three additional licensee warehouse clubs.

Warehouse club operating expenses increased to $20.6 million, or 14.3% of net warehouse sales, in the first quarter of fiscal 2004 from $18.9 million, or 12.0% of net warehouse sales, in the first quarter of fiscal 2003. The increase in operating expenses as a percentage of net warehouse sales is primarily attributable to lower net warehouse sales and an increase in utilities, repairs and maintenance, and increased wages in certain warehouse club locations.

General and administrative expenses were $5.2 million, or 3.6% of net warehouse sales, in the first quarter of fiscal 2004 compared to $4.4 million, or 2.8% of net warehouse sales, in the first quarter of fiscal 2003. The increase in general and administrative expense is largely attributable to stock compensation expense related to stock option repricing, which occurred in fiscal year 2003, of $109,000, severance costs of $368,000 related to the Company’s former Chief Financial Officer and a Senior Vice President of Operations both of whom left the Company in the first quarter of 2004, and increases in insurance costs related to workers compensation and directors and officers liability.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, decreased to $10,000 in the first quarter of fiscal 2004 from $576,000 in the first quarter of fiscal 2003. In the current quarter, pre-opening expenses were associated with the planned opening of the fourth site in the Philippines in April 2004. The Company opened one warehouse club during the first quarter of fiscal 2003 in the Philippines, which incurred pre-opening expenses, and incurred costs in that period associated with a warehouse club that was subsequently opened in Jamaica in the third quarter of fiscal 2003.

Interest income primarily reflects earnings on cash and cash equivalents, restricted cash deposits securing long-term debt, marketable securities and certain secured notes receivable from buyers of formerly owned properties. Interest income was $636,000 in the first quarter of fiscal 2004 compared to $705,000 in the first quarter of fiscal 2003. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the first quarter of fiscal 2004 in comparison to the prior year period.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and for local currency loans secured by U.S. dollar deposits in the Philippines to lessen foreign exchange risks in that country. Interest expense increased to $2.7 million in the first quarter of fiscal 2004 from $2.5 million in the first quarter of fiscal 2003. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented.

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

The Company recorded an income tax benefit of $52,000 and an income tax provision of $763,000 for the three months ended November 30, 2003 and 2002, respectively. The current period benefit represents the net effect of income tax expense in certain subsidiaries and income tax credits for those companies generating losses where recoverability of the loss was deemed more likely than not as of August 31, 2003. Due to the current interplay of income and losses within the different subsidiaries, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Preferred dividends of $840,000 reflect dividends that accrued but that were not paid on the Company’s preferred stock for the first quarter of fiscal 2004. In fiscal 2002, the Company issued 20,000 shares of Series A Preferred Stock on January 22, 2002, which accrue 8% annual dividends that are cumulative and payable in cash. In fiscal 2003, the Company issued 22,000 shares of Series B Preferred Stock on July 9, 2003, which accrue 8% annual dividends that are cumulative and payable in cash, and are subordinate to the Series A Preferred Stock. On September 5, 2003, the Company determined it would not declare dividends on the preferred stock for the foreseeable future, but the preferred dividends will continue to accrue.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, pre-opening expenses and working capital requirements associated with new warehouse clubs.

The Company had a negative working capital position as of November 30, 2003 of $18.0 million, compared to a positive working capital position of $15.6 million as of November 30, 2002. The decrease in net working capital of $33.6 million was primarily due to a decrease of cash and marketable securities of $9.6 million, receivables of $9.7 million and inventories of $29.8 million, which were only partially offset by a net decrease in accounts payable and accrued expenses of $28.1 million. Additionally, short-term debt increased $6.9 million.

Net cash flows provided by (used in) operating activities were $(1.6) million and $8.9 million in the first quarters of fiscal 2004 and 2003, respectively. The decrease of $10.5 million is primarily due to results from operating activities.

Net cash used in investing activities was $2.0 million and $13.2 million in the first quarters of fiscal 2004 and 2003, respectively. The decrease in the use of cash of approximately $11.2 million resulted from $4.5 million for capital investment in the Mexico joint venture occurring in the first quarter of 2003, and a decrease period over period in additions to property and equipment for new warehouse clubs constructed or under construction of $6.7 million.

Net cash provided by financing activities was $6.0 million and $5.9 million in the first quarters of fiscal 2004 and 2003, respectively. The difference in composition of the underlying movements between periods can mainly be summarized as $7.1 million more in financing from banks in the first quarter of 2003, $5.4 million less in restricted cash used in the first quarter of 2004 and $2.4 more in proceeds from issuance of common stock in the first quarter of 2004.

The Company’s 50% owned Mexico joint venture, accounted for under the equity method of accounting, made capital expenditures in the first quarter of fiscal 2003 totaling $1.7 million towards the construction of the third PriceSmart warehouse club in Mexico. During the first quarter 2003, the Company and Gigante each contributed $4.5 million for a total of $31 million of cumulative capital investment. In the first quarter of 2004, the Company did not make any contributions, and, as of November 30, 2003, the joint venture had approximately $2.25 million of cash on hand.

The Company believes that borrowings under its current and future credit facilities, together with its other sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future. However, if such sources of liquidity are insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all. In addition, some of the Company’s vendors extend trade credit to the Company and allow payment for products upon delivery. If these vendors extend less credit to the Company or require prepayment for products, the Company’s cash requirements and financing needs may increase further.

Financing Activities

On October 22, 2003, an entity affiliated with Robert E. Price, Interim President and Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder of PriceSmart, Inc., and an entity affiliated with Sol Price, a significant stockholder of PriceSmart, Inc., purchased an aggregate of 500,000 shares of PriceSmart’s Common Stock, for an aggregate purchase price of $5.0 million.

On September 5, 2003, the Company determined it would not declare a dividend on the 8% Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) for the fourth quarter of 2003. Also, no dividends can be declared or paid on the 8% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) until full cumulative dividends have been declared and paid on the Series A Preferred Stock. Instead, dividends on the Series A Preferred Stock and the Series B Preferred Stock will accrue in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock and the Series B Preferred Stock.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2003, the Company, through its majority or wholly owned subsidiaries, had $25.7 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of November 30, 2003, the Company had approximately $10.1 million available on these facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.5 million as of November 30, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. The Company has obtained waivers or reached agreements with lenders to amend financial covenants for all reported noncompliance as of August 31, 2003 except for the debt service ratio for a $4.9 million note (current amount outstanding $4.3 million), for which the Company has requested, but not yet received, a written waiver. The Company anticipates receiving a written waiver from the lender in due course. As of November 30, 2003, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance;

(ii) debt service ratio for a $4.9 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.5 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $4.1 million), for which the Company has received a written waiver.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2003 of $30.6 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of November 30, 2003, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of November 30, 2003, the net book value of this real property is approximately $54.2 million with approximately $30.7 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

The Company has a credit agreement for $7.5 million, which can be used for short-term borrowings or standby letters of credit. As of November 30, 2003, short-term borrowings include $2.5 million and there are $4.4 million of outstanding letters of credit related to this agreement.

Contractual Obligations

As of November 30, 2003, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$109,381	$14,032	$35,018	$25,393	$34,938
Operating leases	137,034	9,993	18,185	17,305	91,551

Total	$246,415	$24,025	$53,203	$42,698	$126,489

Critical Accounting Policies

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

Merchandise Inventories: Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, which occur primarily in the second and fourth fiscal quarters.

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

Stock-Based Compensation: As of November 30, 2003, the Company had four stock-based employee compensation plans. Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Basis of Presentation: The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company recorded closure costs of approximately $220,000 in the first quarter of fiscal year 2004.

In December 2003, the FASB revised its previously issued FASB Interpretation No. 46 (“Interpretation No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of this interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. The Company intends to apply this Interpretation no later than the quarter ended May 31, 2004.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $17,000 and $580,000 in the quarters ended November 30, 2003 and 2002, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2003, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and two U.S. territories (excluding the three warehouse clubs owned in Mexico through its 50/50 joint venture). Eighteen of the 26 warehouse clubs operate under foreign currencies other than the U.S. dollar. For the quarters ended November 30, 2003 and 2002, approximately 76% and 74%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company expects to enter into or expand within additional foreign countries in the future, which may increase the percentage of net warehouse sales denominated in foreign currencies.

The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U. S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 113% between the quarter ended November 30, 2002 and the quarter ended November 30, 2003. There can be no assurance that the

Company will not experience any other materially adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity from currency devaluations in other countries as a result of the economic and political risks of conducting an international merchandising business.

Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries resulting from the translation of the assets and liabilities of the subsidiaries into U. S. dollars were $1.1 million and $7.7 million for the quarter and year ended November 30, 2003 and August 31, 2003, respectively.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from devaluation of local currencies exists. There were no NDFs during the periods presented. Foreign exchange transaction losses, which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $1.2 million and $268,000 for the three months ended November 30, 2003 and 2002, respectively.

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of November 30, 2003:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in Fiscal 2004	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	—	Costa Rican Colon
Philippines	3	1	Philippine Peso
Mexico*	3	—	Mexican Peso
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	1	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	29	1

*	Warehouse clubs are operated through a 50/50 joint venture, which is accounted for under the equity method.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net loss (excluding any minority interest impact) by approximately $615,000 on an annualized basis.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, its Interim Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level.

During the fiscal quarter, the Company implemented remedial measures to address material weaknesses in internal controls previously identified by Ernst & Young LLP in connection with its audit of fiscal year 2003. Management believes these measures materially improved its internal controls over financial reporting during the quarter. Actions taken included the replacement of management, including senior management, with responsibility for functions where control issues were noted, hiring a new controller in the Philippines, the appointment of an interim Chief Financial Officer to oversee the accounting activities in the quarter, the engagement of a financial consultant to support the interim Chief Financial Officer, and generally heightened scrutiny by the Company’s management and finance and accounting departments related to revenue recognition issues and financial reporting in all of the Company’s geographic segments. The Company believes the measures it has taken and additional measures it continues to implement are reasonable likely to have a material, positive impact on its internal controls over financial reporting in future periods.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 10, 2003, the Company announced it would be restating its financial statements for the fiscal year ending August 31, 2002 and for the nine months ending May 31, 2003. Subsequent to the announcement, seven separate class action complaints have been filed against the Company and certain of its current and former directors and officers in the United States District Court for the Southern District of California for alleged violations of federal securities laws. The complaints purport to be class actions on behalf of purchasers of the Company’s common stock (with one complaint also filed on behalf of purchasers of the Series A preferred stock in a January 2002 private placement) between December 20, 2001 and November 7, 2003 with respect to all but one of the purported class action complaints and between November 1, 2001 and November 7, 2003 with respect to the complaint that also addresses the Series A preferred stock, and seek damages, rescission (in the case of the Series A preferred stock) and attorney’s fees.

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant, the members of the Company’s Board of Directors, two former officers and three current officers in the Superior Court of the State of California, County of San Diego. The derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code.

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

Recent Sales of Unregistered Securities

On October 22, 2003, the Company sold 500,000 shares of the Company’s common stock, for an aggregate purchase price of $5.0 million, to an entity affiliated with Robert E. Price, Interim President and Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart, and an entity affiliated with Sol Price, a significant stockholder of PriceSmart, in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended. In connection with the sale, each of the purchasers represented to the Company that it is an accredited investor, the shares were acquired for its own account and not with a view to any distribution thereof to the public, and to the absence of general solicitation or advertising. In addition, the Company affixed appropriate legends to the share certificates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. The Company has obtained waivers or reached agreements with lenders to amend financial covenants for all reported noncompliance as of August 31, 2003 except for the debt service ratio for a $4.9 million note (current amount outstanding $4.3 million), for which the Company has requested, but not yet received, a written waiver. The Company anticipates receiving a written waiver from the lender in due course. As of November 30, 2003, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.5 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $4.1 million), for which the Company has received a written waiver.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2003 of $30.6 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of November 30, 2003, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of November 30, 2003, the net book value of this real property is approximately $54.2 million with approximately $30.7 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003, a net loss in the first quarter of 2004, and may continue to incur losses in future periods. The Company incurred net losses available to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, and approximately $6.9 million in the first quarter of 2004, including $220,000 of closing charges, and expects to incur additional net losses in fiscal 2004. The Company is seeking ways to improve sales, margins, expense controls, and inventory management in an effort to return the Company to profitability. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company believes it may not have adequate cash to meet its operating and capital needs for fiscal 2004. The Company has estimated the timing and amounts of cash receipts and disbursements during fiscal 2004, and it believes it will have adequate cash to meet its operating and capital needs for fiscal 2004. However, if its assumptions about cash generation and usage are incorrect, the Company may be forced to withhold payment to its lenders and others and to file for bankruptcy protection. If the Company is forced to seek bankruptcy protection because of its inability to make required payments, the Company’s common stock may become worthless and an investment in the common stock would be lost.

At November 30, 2003, the Company had cash of $18.9 million, and its net working capital was in a deficit position of $18.0 million. The Company has developed plans to manage its cash resources that include controlling expenditures and timely and effective management of its inventory and other asset procurements. The Company also continues to pursue other financing alternatives. However, the Company may not obtain additional financing on terms that are acceptable to the Company, or at all.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. The Company has obtained waivers or reached agreements with lenders to amend financial covenants for all reported noncompliance as of August 31, 2003 except for the debt service ratio for a $4.9 million note (current amount outstanding $4.3 million), for which the Company has requested, but not yet received, a written waiver. The Company anticipates receiving a written waiver from the lender in due course. As of November 30, 2003, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.5 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $4.1 million), for which the Company has received a written waiver. The Company also has $30.6 million of indebtedness outstanding that allows the lender to accelerate the indebtedness upon a default by the Company under other indebtedness.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness. In addition, if the Company fails to comply with the covenants governing its indebtedness, the Company may need additional financing in order to service or extinguish the indebtedness. Some of the Company’s vendors also extend trade credit to the Company and allow payment for products upon delivery. If these vendors extend less credit to the Company or require prepayment for products, the Company’s cash requirements and financing needs may further increase. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

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

Any failure by the Company to manage its growth could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period, resulting in a total of 22 warehouse clubs operating in ten countries and one U.S. territory at the end of fiscal 2001 (12 months ended August 31, 2001). The Company also opened four additional new warehouse clubs in fiscal 2002 and six additional new warehouse clubs in fiscal 2003, three of which were opened through the Company’s 50/50 joint venture, resulting in a total of 32 new warehouse clubs (before recent closures) operating in 13 countries and two U.S. territories since 1999. The Company did not open any new warehouse clubs in the first quarter of 2004. The Company anticipates opening one new warehouse club in the third quarter of fiscal 2004 in Aseana City, Metropolitan Manila, Philippines.

The Company’s warehouse club on the east side of Santo Domingo, Dominican Republic was closed on June 15, 2003. Also, the Company closed a warehouse club operating in the Philippines, in Pasig City, Metropolitan Manila, on August 3, 2003 and closed a warehouse club operating in Guatemala City, Guatemala on August 15, 2003. As of November 30, 2003, the Company had in operation 26 consolidated warehouse clubs in 12 countries and two U.S. territories (four in Panama; three each in Costa Rica and the Philippines; two each in the Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad; and one each in Aruba, Barbados, Guam, Jamaica, Nicaragua and the United States Virgin Islands). In the first quarter of fiscal 2004, the Company announced that it would be closing its warehouse club currently operating in Guam. The last day of operations was December 24, 2003. Management continually evaluates individual warehouse club performance, and additional warehouse club closures may occur.

The success of the Company’s strategy will depend to a significant degree on the Company’s ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company’s existing systems and procedures, including warehouse management, financial and inventory control and distribution channels and systems. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution methods and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. The Company’s failure to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s auditors have indicated to the Company that they believe there were material weaknesses in the Company’s internal controls for the year ended August 31, 2003. In connection with the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP advised the Company that it plans to deliver a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies to be reported by Ernst & Young LLP are that the Company’s internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s internal controls failed to identify that the Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

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

The Company is currently defending several stockholder lawsuits. Following the announcement of the restatement of its financial results, the Company has received notice of seven class action lawsuits filed against it and certain of its current and former directors and officers purportedly brought on behalf of certain of its current and former holders of the Company’s common stock and Series A preferred stock. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. If the Company chooses to settle these suits without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, the Company is party to a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. The indemnification provisions contained in the Company’s Certificate of Incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. While the Company has directors and officers liability insurance (subject to a $1.0 million retention), it is uncertain whether the insurance will be sufficient to cover all damages that the Company may be required to pay. Further, regardless of insurance coverage and the ultimate outcome of these suits, litigation of this type is expensive and will require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm the Company’s business and reputation.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 50% of the inventories that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. For example, most of the countries in which the Company’s warehouse clubs are located have banned the importation of U.S. beef because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of this ban, the Company may experience losses on product that was in transit to these countries because of spoilage. In addition, future sales of U.S. beef may be impaired for the duration of these bans and may continue following the lifting of these bans because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company had a relationship with one of its minority interest shareholders in the Philippines, under which it previously utilized the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

Also, the Company has an agreement with Banca Promerica and Banco Promerica (collectively “Promerica”) in which the Company and Promerica have issued co-branded credit cards, used primarily in its Latin American segment, that do not require the Company to pay credit card processing fees associated with the use of these cards in its warehouse clubs. Edgar Zurcher, who is a director of the Company, is also Chairman of the Board of Banca Promerica (Costa Rica) and is also a director of Banco Promerica (El Salvador). If, for any reason, the Company were unable to continue to offer the co-branded credit card, the result would be an increase in the Company’s costs and potentially a negative effect on sales.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located or are planned to be located, and which could result in delays in construction or result in significant damage to, or destruction of, the Company’s warehouse clubs. For example, in the past, the Company’s two warehouse clubs in El Salvador have experienced minimal inventory loss and disruption of their businesses as a result of earthquakes that have occurred. Also, in the past, the Company’s warehouse club in Guam experienced typhoons that resulted in minimal business interruptions and property losses. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of November 30, 2003, Robert E. Price, who is the Company’s Interim President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 47.1% of the Company’s outstanding common stock and approximately 8.3% of the Company’s outstanding shares of Series A Preferred Stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. In addition, Messrs. R. Price and S. Price beneficially owned all of the Company’s outstanding Series B Preferred Stock, which is convertible, at the holder’s option, into approximately 13.0% of the Company’s outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange. The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2003, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and two U.S. territories, 18 of which operate under currencies other than the U.S. dollar. For the three months ended November 30, 2003, approximately 76% of the Company’s net warehouse sales were in foreign currencies. Also, as of November 30, 2003, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 113% between the quarter ended November 30, 2002, and the quarter ended November 30, 2003. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDFs”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. There were no NDFs during the periods presented. Foreign exchange transaction losses realized, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the three months ended November 30, 2003 and 2002, were approximately $1.2 million and $268,000, respectively.

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

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill valued at approximately $23.1 million. The Company performed its impairment test of the goodwill as of August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1	Common Stock Purchase Agreement by and Among PriceSmart, Inc. and the Investors Listed on Exhibit A Attached Thereto, dated as of October 22, 2003.

10.2	Loan Agreement between Banco Bilboa Vizcaya Argentaria (Panama), S.A. and PriceSmart Panama, S.A. dated March 31, 2003 for $3.0 million. (English Translation)

10.3	Loan Agreement between Citibank, NA Sucursal Guatemala and PriceSmart Guatemala, S.A. dated March 1, 2003 for 18,063,750 quetzales. (English Translation)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Reports on Form 8-K:

On September 5, 2003, the Company filed a Form 8-K under Item 5 announcing the appointment of James Cahill as Interim Chief Financial Officer.

On November 12, 2003, the Company filed a Form 8-K under Item 5 announcing the issuance of a press release regarding the restatement of the Company’s financial statements for fiscal 2002 and the first three quarters of fiscal 2003, and the reporting of certain fourth quarter and fiscal year 2003 anticipated results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: January 14, 2004	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date: January 14, 2004	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2003	August 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,869	$17,722
Receivables, net of allowance for doubtful accounts of $772 and $698, respectively	5,466	5,970
Receivables from unconsolidated affiliate	1,169	1,086
Merchandise inventories	74,126	73,668
Prepaid expenses and other current assets	6,677	8,004
Income tax receivable	1,648	1,331

Total current assets	107,955	107,781
Restricted cash	32,139	32,129
Property and equipment, net	184,764	186,027
Goodwill, net	23,071	23,071
Deferred tax assets	16,760	16,502
Other assets	8,432	8,579
Investment in unconsolidated affiliate	16,591	16,996

TOTAL ASSETS	$389,712	$391,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$25,652	$20,086
Accounts payable	67,688	68,504
Accrued salaries and benefits	4,145	3,556
Deferred membership income	4,185	4,080
Other accrued expenses	10,390	9,142
Long-term debt, current portion	13,862	14,426

Total current liabilities	125,922	119,794
Deferred rent	957	968
Accrued closure costs	3,082	3,128
Long-term debt, net of current portion	95,519	99,616

Total liabilities	225,480	223,506
Minority interest	7,647	8,160
Commitment and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock– 20,000 shares designated, 20,000 shares issued and outstanding (liquidation preference of $20,667 and $20,267, respectively)	19,914	19,914
Series B convertible preferred stock– 30,000 shares designated, 22,000 shares issued and outstanding (liquidation preference of $22,694 and $22,254, respectively)	21,975	21,983
Common stock, $.0001 par value, 15,000,000 shares authorized; 7,775,655 and 7,285,563 shares issued, respectively	1	1
Additional paid-in capital	169,106	164,120
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(467)	(685)
Deferred compensation	(1,260)	(1,314)
Accumulated other comprehensive loss	(15,125)	(14,022)
Accumulated deficit	(31,541)	(24,560)
Less: treasury stock at cost; 413,650 shares	(9,397)	(9,397)

Total stockholders’ equity	156,585	159,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,712	$391,085

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2003	2002
Revenues:
Sales:
Net warehouse	$143,741	$158,040
Export	505	2,576
Membership income	2,113	2,146
Other income	1,600	2,116

Total revenues	147,959	164,878

Operating expenses:
Cost of goods sold:
Net warehouse	125,623	133,820
Export	514	2,443
Selling, general and administrative:
Warehouse operations	20,576	18,896
General and administrative	5,166	4,388
Preopening expenses	10	576
Closure costs	220	—

Total operating expenses	152,109	160,123

Operating income (loss)	(4,150)	4,755

Other income (expense):
Interest income	636	705
Interest expense	(2,696)	(2,500)
Other income (expense)	(91)	10
Equity in loss of unconsolidated affiliate	(404)	(765)
Minority interest	512	(4)

Total other expense	(2,043)	(2,554)

Income (loss) before provision (benefit) for income taxes	(6,193)	2,201
Provision (benefit) for income taxes	(52)	763

Net income (loss)	(6,141)	1,438
Preferred dividends	840	400

Net income (loss) available to common stockholders	$(6,981)	$1,038

Earnings (loss) per share – common stockholders:
Basic	$(0.99)	$0.15
Fully diluted	$(0.99)	$0.15
Shares used in per share computation:
Basic	7,079	6,846
Fully diluted	7,079	6,970

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$(6,141)	$1,438
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,423	3,851
Allowance for doubtful accounts	74	(22)
Deferred income taxes	(258)	1,143
Minority interest	(512)	4
Equity in losses of unconsolidated affiliate	404	758
Compensation expense recognized for stock options	134	25
Cancellation of note receivable from stockholder	114	—
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	2,403	(8,643)
Merchandise inventory	(458)	(24,676)
Accounts payable	(816)	35,010

Net cash flows provided by (used in) operating activities	(1,633)	8,888
INVESTING ACTIVITIES:
Additions to property and equipment	(2,014)	(8,739)
Investment in unconsolidated affiliate	—	(4,500)

Net cash flows used in investing activities	(2,014)	(13,239)
FINANCING ACTIVITIES:
Proceeds from bank borrowings	23,906	24,495
Repayment of bank borrowings	(23,001)	(16,469)
Issuance of common stock	5,000	—
Restricted cash	(10)	(5,397)
Dividends on convertible preferred stock	—	(400)
Contributions by minority interest shareholders	—	1,028
Sale of treasury stock – Nicaragua joint venture	—	2,609
Proceeds from exercise of stock options	—	97
Issuance costs of Series B Preferred stock	(8)	—
Payment on note receivable from stockholder	10	—

Net cash flows provided by financing activities	5,897	5,963
Effect of exchange rate changes on cash and cash equivalents	(1,103)	(1,302)

Net increase in cash and cash equivalents	1,147	310
Cash and cash equivalents at beginning of period	17,722	25,097

Cash and cash equivalents at end of period	$18,869	$25,407

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,642	$2,787
Income taxes	$789	$275

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2003	42	$41,897	7,286	$1	$164,120	$3,379	$(685)	$(1,314)	$(14,022)	$(24,560)	414	$(9,397)	$159,419
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(840)	—	—	(840)
Issuance of common stock	—	—	500	—	5,000	—	—	—	—	—	—	—	5,000
Cancellation of stockholders notes receivable	—	—	(10)	—	(94)	—	208	—	—	—	—	—	114
Common stock issued and stock compensation expense	—	—	—	—	80	—	—	(80)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	134	—	—	—	—	134
Payment on notes receivable from stockholders	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance costs on series B preferred stock	—	(8)	—	—	—	—	—	—	—	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	(6,141)	—	—	(6,141)
Translation adjustment	—	—	—	—	—	—	—	—	(1,103)	—	—	—	(1,103)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,244)

Balance at November 30, 2003	42	$41,889	7,776	$1	$169,106	$3,379	$(467)	$(1,260)	$(15,125)	$(31,541)	414	$(9,397)	$156,585

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2003

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2003, the Company had 26 consolidated warehouse clubs in operation in 12 countries and two U.S. territories (four in Panama, three each in Costa Rica and the Philippines, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Guam, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also had three warehouse clubs in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. During the first quarter of fiscal year 2004, the Company announced the planned closure of it warehouse club in Guam. In fiscal 2003, the Company closed three warehouse clubs, one each in Guatemala, Dominican Republic and Philippines. There also were 14 warehouse clubs in operation (13 in China and one in Saipan, Micronesia) licensed to and operated by local business people as of November 30, 2003. The Company principally operates under one segment in three geographic regions.

Basis of Presentation – The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $31.5 million and a working capital deficit of $18.0 million as of November 30, 2003. For the quarter ended November 30, 2003, the Company had a net loss available to common stockholders of $7.0 million and used cash in operating activities of $1.7 million. At November 30, 2003, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements. The Company has obtained or requested, but not yet received, all necessary waivers for covenant violations as of August 31 and November 30, 2003. The Company’s ability to fund its operations and service debt during fiscal 2004 is dependent on its ability to generate cash flow from operations, extend or refinance short-term credit facilities, continue to be granted vendor credit and continue to receive waivers from those lenders where covenant violations exist. As of August 31, 2003, the Company closed three unprofitable warehouses and announced plans to close an additional warehouse by December 31, 2003 to increase cash flows for fiscal 2004. The Company also intends to reduce certain controllable warehouse expenses. The Company believes it will be successful in funding its fiscal 2004 operations, obtaining any necessary covenant violation waivers and extending or refinancing its indebtedness with short term credit maturities beyond fiscal 2004. Should the Company be unsuccessful in obtaining the necessary waivers or extending or refinancing its indebtedness with short term maturities from third-parties when they come due, it has entered into an agreement with the Sol and Helen Price Trust giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s book value for the respective properties. The specified real property covers both the land and building at nine warehouse club locations. As of November 30, 2003, the net book value of this real property is approximately $54.2 million, with approximately $30.7 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building. Management believes that its existing working capital along with existing availability in credit facilities, are sufficient to fund its operations through at least August 31, 2004.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2003.

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

Restricted Cash—Restricted cash represents time deposits that are pledged as collateral for majority-owned and wholly-owned subsidiary loans.

Merchandise Inventories—Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, which occur primarily in the second and fourth fiscal quarters. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is probable that the renewal option in the underlying lease will be exercised.

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

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive loss.

Stock-Based Compensation—As of November 30, 2003, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based

Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the quarters ended November 30, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended November 30,
	2003	2002
Net income (loss), as reported	$(6,981)	$1,038
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	134	25
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(637)	(723)

Pro forma net income (loss)	$(7,484)	$340
Earnings (loss) per share:
Basic-as reported	$(0.99)	$0.15
Basic-pro forma	$(1.06)	$0.05
Diluted-as reported	$(0.99)	$0.15
Diluted-pro forma	$(1.06)	$0.05

Accounting Pronouncements—In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company recorded closure costs of $220,000 for the quarter ended November 30, 2003 in accordance with SFAS 146.

In December 2003, the FASB revised its previously issued FASB Interpretation No. 46 (“Interpretation No. 46”), “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The provisions of this interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. The Company intends to apply this Interpretation no later than the quarter ended May 31, 2004.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported results, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $17,000 and $580,000 in the quarters ended November 30, 2003 and 2002, respectively.

Reclassifications – Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2003	August 31, 2003
Land	$34,335	$34,289
Building and improvements	124,828	124,345
Fixtures and equipment	68,771	69,108
Construction in progress	4,602	2,780

	232,536	230,522
Less: accumulated depreciation	(47,772)	(44,495)

Property and equipment, net	$184,764	$186,027

Building and improvements includes capitalized interest costs of $1.6 million and $1.5 million as of November 30, 2003 and August 31, 2003, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2003	2002
Income (loss) available to common stockholders	$(6,981)	$1,038
Determination of shares:
Average common shares outstanding	7,079	6,846
Assumed conversion of:
Stock options	—	124
Preferred stock	—	—
Warrants	—	—

Diluted average common shares outstanding	7,079	6,970
Net income (loss) available to common stockholders:
Basic earnings (loss) per share	$(0.99)	$0.15
Diluted earnings (loss) per share	$(0.99)	$0.15

NOTE 5—CLOSURE COSTS

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, Philippines and Guatemala. The warehouse clubs were closed June 15, 2003, August 3, 2003 and August 15, 2003, respectively. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. During the first quarter of fiscal year 2004, the Company announced the planned closure of its warehouse club in Guam. The last day of operations was December 24, 2003. During the first quarter of fiscal year 2004, the Company recorded approximately $220,000 of additional closure costs related to the three warehouse clubs closed in fiscal year 2003.

A reconciliation of the initial reserve to the ending liability for warehouse club locations that were closed as of November 30, 2003 is as follows (in thousands):

	Provided for at August 31, 2003	Charged to Expense	Non-cash Amounts	Costs paid	Provided for at November 30, 2003
Lease obligations	$3,788	—	—	(63)	$3,725
Other associated costs	190	220	—	(308)	102

Total	$3,978	220	—	(371)	$3,827

NOTE 6—COMMITMENTS AND CONTINGENCIES

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 10, 2003, the Company announced it would be restating its financial statements for the fiscal year ending August 31, 2002 and for the nine months ending May 31, 2003. Subsequent to the announcement, seven separate class action complaints have been filed against the Company and certain of its current and former directors and officers in the United States District Court for the Southern District of California for alleged violations of federal securities laws. The complaints purport to be class actions on behalf of purchasers of the Company’s common stock and Series A preferred stock between December 20, 2001 and November 7, 2003 with respect to all but one of the purported class action complaints and between November 1, 2001 and November 7, 2003 with respect to the complaint that also addresses the Series A preferred stock, and seek damages, rescission (in the case of the Series A preferred stock) and attorney’s fees.

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant, the members of the Company’s Board of Directors, two former officers and three current officers in the Superior Court of the State of California, County of San Diego. The derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code.

In July, 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan operations (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% return upon respective capital investments in the Guatemalan operations. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion.

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

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2003, the Company, through its majority or wholly owned subsidiaries, had $25.7 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of November 30, 2003, the Company had approximately $10.1 million available on the facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.5 million as of November 30, 2003, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. The Company has obtained waivers or reached agreements with lenders to amend financial covenants for all reported noncompliance as of August 31, 2003 except for the debt service ratio for a $4.9 million note (current amount outstanding $4.3 million), for which the Company has requested, but not yet received, a written waiver. The Company anticipates receiving a written waiver from the lender in due course. As of November 30, 2003, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $4.3 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.5 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.6 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $4.1 million), for which the Company has received a written waiver.

The Company has a credit agreement for $7.5 million, which can be used for short-term borrowings or standby letters of credit. As of November 30, 2003, short-term borrowings include $2.5 million and there are $4.4 million of outstanding letters of credit related to this agreement.

NOTE 8—RELATED-PARTY TRANSACTIONS

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first quarter of fiscal 2004, export sales to PriceSmart Mexico were approximately $262,000, and are included in total export sales of $505,000 on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the gross profit margin realized from these sales. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $83,000.

In October 2003, entities affiliated with Robert E. Price, Chairman of the Board and Interim President and Chief Executive Officer of PriceSmart, and Sol Price, a significant shareholder of PriceSmart and father of Robert E. Price, purchased an aggregate of 500,000 shares of PriceSmart common stock for $5.0 million.

The Company previously utilized the importation and exportation businesses of one of its minority shareholder in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. As of November 30, 2003, the Company had a total of approximately $800,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

In conjunction with the departure of the Company’s former Chief Financial Officer and a Senior Vice President of Operations, 9,908 shares of the Company’s common stock purchased by those officers with notes receivable from the Company were retired. This resulted in a charge of $114,000 to severance costs.

NOTE 9—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of November 30, 2003 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Three Months Ended November 30, 2003
Total revenue	$954	$92,460	$35,744	$18,801	$147,959
Operating income (loss)	(1,873)	419	(1,106)	(1,590)	(4,150)
Identifiable assets	78,530	181,961	72,662	56,559	389,712
Three Months Ended November 30, 2002
Total revenue	$3,030	$106,159	$27,545	$28,144	$164,878
Operating income (loss)	(821)	5,188	110	278	4,755
Identifiable assets	80,741	207,076	77,573	68,071	433,461
Year Ended August 31, 2003
Total revenue	$8,469	$416,091	$121,343	$114,794	$660,697
Operating income (loss)	(5,954)	(1,238)	(7,035)	(10,043)	(24,270)
Identifiable assets	83,853	181,338	73,797	52,097	391,085