Form 10-Q
period 2004-02-29
PRICESMART INC
filed 2004-04-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 0-22793

PriceSmart, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9740 Scranton Road

San Diego, California 92121

(Address of principal executive offices)

(858) 404-8800

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

Yes ☐ No ☒

The registrant had 7,362,005 shares of its common stock, par value $.0001 per share, outstanding at March 31, 2004.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of February 29, 2004, the consolidated balance sheet as of August 31, 2003, the unaudited consolidated statements of operations for the three and six month periods ended February 29, 2004 and February 28, 2003, the unaudited consolidated statements of cash flows for the six month periods ended February 29, 2004 and February 28, 2003, and the unaudited consolidated statements of stockholders’ equity for the six month periods ended February 29, 2004 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s SEC reports, including the risk factors referenced in this Form 10-Q. See “Part II – Item 5 – Other Information – Factors That May Affect Future Performance.”

The following discussion and analysis compares the results of operations for the three and six-month periods ended February 29, 2004 (fiscal 2004) and February 28, 2003 (fiscal 2003), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

The Company’s business strategy is to operate warehouse clubs in Latin America, the Caribbean and Asia that sell high quality merchandise at low prices to our members, provide fair wages and benefits to our employees and a fair return to our stockholders.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 29, 2004 and February 28, 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 29, 2004)	Number of Warehouse Clubs in Operation (as of February 28, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	3	100%	Consolidated
Guatemala	2	3	66%	Consolidated
Philippines	3	4	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	—	67.5%	Consolidated
Nicaragua	1	—	51%	Consolidated

Totals	25	27

Mexico	3	2	50%	Equity

Grand Totals	28	29

On December 24, 2003, the Company closed its warehouse club in Guam. During the first six months of fiscal 2003, the Company opened one new U.S.-style membership shopping warehouse club in Alabang, Metro Manila, Philippines, and as part of a

50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened two new U.S.-style membership shopping warehouse clubs in Mexico.

At the end of the first six months of fiscal year 2004, the total number of consolidated warehouse clubs in operation was 25 in 12 countries and one U. S. territory, in comparison to 27 consolidated warehouse clubs in operation in ten countries and two U. S. territories at the end of the first six months of fiscal year 2003. The average life of the 25 and 27 warehouse clubs in operation as of February 29, 2004 and February 28, 2003 was 44 and 31 months, respectively.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there were 13 warehouse clubs in operation (12 in China and one in Saipan, Micronesia), licensed to and operated by local business people, through which the Company primarily earns a licensee fee on a per warehouse club basis, at the end of the second quarter of fiscal 2004, compared to 12 licensed warehouse clubs at the end of the second quarter of fiscal 2003.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Net warehouse sales decreased 9.0% to $161.5 million in the second quarter of fiscal 2004, from $177.4 million in the second quarter of fiscal 2003. Excluding $3.9 million in wholesale telephone card sales in the Philippines (which began in September 2002 and were discontinued in May 2003); net warehouse sales decreased 6.9% from the year earlier period sales of $173.5 million. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total warehouse sales, because wholesale phone card sales were only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse clubs. The decrease of $12.0 million in net warehouse sales, excluding wholesale telephone card sales, is largely attributable to sales in the month of December which fell below expectations and declined from the prior year by $10.1 million, primarily due to limited levels of merchandise in stock in many locations. In addition, there were two fewer warehouse clubs for most of the quarter (Guam was closed in December after selling its remaining merchandise at reduced prices) compared to the same period in the prior year. The Company believes that it has addressed many of the issues regarding the quality and quantity of the merchandise in most of its warehouse clubs, which was a significant factor impacting the December sales results. The Company experienced a 8% sales growth from the prior year in its Caribbean segment, a 6% reduction in Central America and a large reduction in its Asia segment with three warehouse clubs in full operation during the second quarter of fiscal 2004, compared to five warehouse clubs in the same period of the prior year.

Comparable warehouse sales for warehouse clubs that were open at least 12 full months declined 9.4% in December 2003, 2.0% in January 2004 and 2.7% in February 2004 (excluding prior year wholesale telephone card sales). The Company experienced some negative impact on sales in the period associated with the restrictions in some countries on the importation of U.S. beef (and in some cases chicken). In addition, year to year sales comparisons were negatively impacted by currency devaluations in certain markets, most notably the Dominican Republic.

The Company is improving its merchandise mix. U.S. sourced merchandise accounted for 45% of the sales in the current quarter, compared to 41% in the prior year, with U.S. hard-line and soft-line merchandise sales growing 15.6% from the prior year. The Company also continues to expand its bulk program, both in terms of the locations in which it is offered as well as the number of products available in that format. Bulk sales grew nearly eight-fold from the second quarter of fiscal 2003 and now account for 4.5% of sales.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the second quarter of fiscal 2004 decreased to 14.0% from 14.4% in the second quarter of fiscal 2003. However, gross profit margins met management’s expectations in the quarter in nearly all merchandise categories.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which include sales to PriceSmart Mexico, an unconsolidated affiliate. Export sales in the second quarter of fiscal 2004 were $304,000 compared to $1.1 million in the second quarter of fiscal 2003. The change between periods is primarily due to decreased direct sales to third parties from the Company’s distribution centers, and reduced sales to Mexico and Saipan. Export sales gross margin was negative as certain U.S. beef products, intended for export, were sold below cost directly from the distribution centers due to importation restrictions associated with Bovine Spongiform Encephalopathy (so called “mad cow disease”) in some of the countries where the Company operates.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased to $2.2 million, in the second quarter of fiscal 2004 compared to $2.1 million in the second quarter of fiscal 2003. Total membership accounts were 475,113 as of February 29, 2004, a reduction of 23,463 from the year earlier period as a result of two fewer warehouses and a reduction in Panama and the Philippines, where heavily discounted memberships sold in fiscal 2003 were not renewed at the higher current fee for 2004. These discounted memberships did not generate a significant level of warehouse sales, and their non-renewal is not expected to have a proportional effect on warehouse sales. The Company continues its efforts to increase membership through marketing and improving the value and quality of the merchandise available to members. The average membership fee increased 25% from the year earlier period to $22.10.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, merchandise demonstration income, and fees earned from licensees. Other income decreased to $1.6 million in the second quarter of fiscal 2004 from $2.0 million in the second quarter of fiscal 2003. The decrease in amounts in the current year was primarily related to a discontinuation of certain promotional programs and a reduction in merchandise demonstration activity. Licensee fees increased to $386,000 in the second quarter of fiscal 2004 from $313,000 in the second quarter of fiscal 2003, due to additional licensee warehouse clubs opened between the periods presented.

Warehouse club operating expenses increased to $20.4 million, or 12.6% of net warehouse sales, in the second quarter of fiscal 2004 from $20.0 million, or 11.3% of net warehouse sales, in the second quarter of fiscal 2003. The increase in operating expenses as a percentage of net warehouse sales is attributable to lower net warehouse sales and an increase in utilities, repairs and maintenance, increased wage rates in certain warehouse club locations, and the increasing cost with respect to credit card usage and fees. The Company continues to explore arrangements to reduce the costs it incurs to process credit card transactions for its members.

General and administrative expenses were $5.9 million, or 3.6% of net warehouse sales, in the second quarter of fiscal 2004 compared to $4.8 million, or 2.7% of net warehouse sales, in the second quarter of fiscal 2003. The current quarter expenses include approximately $450,000 in costs for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003. The Company expects to incur additional costs for these services in the upcoming fiscal quarters. In addition, the Company took a charge of approximately $330,000 for severance as part of the restructuring of its headquarters operations, including the closure of substantially all of its Miami-based buying operations and consolidating those activities with the buying team in San Diego. Stock compensation expense associated with stock option re-pricing, which occurred in the third quarter of fiscal 2003, resulted in an increase of $126,000 from the second quarter of fiscal 2003. Increased insurance costs related to workers compensation and director and officer liability were $184,000.

Closure costs in the second quarter of fiscal year 2004 total $1.5 million. Costs associated with the closure of the Guam warehouse on December 24, 2003 were $1.2 million, and include severance costs and an estimate of the fair value of the continuing obligation for the lease of the related facility.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, decreased to $156,000 in the second quarter of fiscal 2004 from $288,000 in the second quarter of fiscal 2003. In the current quarter, pre-opening expenses were associated with the Aseana site in the Philippines, now planned for an early June opening. The Company did not open any warehouse clubs during the second quarter of fiscal 2003, but incurred costs in that period associated with a warehouse club that was subsequently opened in Jamaica in the third fiscal quarter.

Interest income primarily reflects earnings on cash and cash equivalents and restricted cash deposits securing long term debt. Interest income was $632,000 in the second quarter of fiscal 2004 compared to $739,000 in the second quarter of fiscal 2003. The decrease in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and for local currency loans secured by U.S. dollar deposits to lessen foreign exchange risks. Interest expense increased to $2.7 million in the second quarter of fiscal 2004 from $2.5 million in the second quarter of fiscal 2003. The increase is attributable to an increase in the amount of debt held by the Company and its subsidiaries between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. The Company’s proportionate share of the loss in PriceSmart Mexico for the current quarter was $377,000, as compared to $648,000 in the prior year period.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective interests.

The Company recorded an income tax provision of $241,000 for the second quarter of fiscal year 2004, compared to $677,000 for the same period in the prior year. The current period provision represents the net effect of income tax expense in certain subsidiaries and income tax credits for those companies generating losses whose recoverability were more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Preferred dividends increased from $400,000 to $840,000 in the second quarter of fiscal 2004 compared to the same period in the prior year, primarily due to additional preferred shares issued in fiscal 2003. While these shares accrue dividends at 8% per annum, there are no current plans to pay these dividends in cash.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Net warehouse sales declined 9.0% to $305.2 million in the first half of fiscal 2004 from $335.4 million in the first half of fiscal 2003. Excluding $8.7 million in wholesale telephone card sales in the Philippines (which began in September 2002 and were discontinued in May 2003), net warehouse sales decreased 6.6%. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total warehouse sales, because phone card sales were only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse clubs. The Company began fiscal 2004 with 26 warehouse clubs and, with the closure of the Guam warehouse club in December, ended the first half with 25 warehouse clubs. The Company began fiscal year 2003 with 26 warehouse clubs and, with the opening of a warehouse club in the Philippines, ended the first half with 27 warehouse clubs. Contributing to the sales reduction in U.S. dollars was currency devaluation, most notably in the Dominican Republic, Jamaica and Costa Rica. December has historically produced the highest sales of the six month period due to holiday sales. In fiscal 2004, December sales declined 9.4% on a comparable warehouse club basis (for warehouse clubs open at least 12 months) primarily due to limited levels of merchandise in stock in many locations, impacting the six month period.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the first half of fiscal 2004 decreased to 13.3% from 14.8% in the first half of fiscal 2003. The reduction in gross profit margins of 1.5% resulted from reduced margins in Guam as merchandise was marked down in advance of the December closing, reduced margins (primarily in the first quarter) in order to dispose of slower moving inventory, and overall lower merchandise selling prices to provide increased value to our warehouse club members as compared to the prior year.

Export sales were $0.8 million compared to $3.7 million in the first half of fiscal 2004 and fiscal 2003, respectively. The reduction is attributable to decreased direct sales to third parties from the Company’s distribution centers, and reduced sales to Mexico and Saipan. In addition, fiscal 2003 included sales of $1.3 million to PriceSmart Mexico as that entity opened two warehouse clubs in the period.

Membership income, which is recognized ratably over the one-year life of the membership, was consistent at $4.3 million in the first half of fiscal 2004 compared to the same period of fiscal 2003. The average number of membership accounts during the six-month period declined 1.1% from the average of the same period last year on fewer warehouse clubs. The average membership fee during the period has increased 32% from the prior year’s average.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor income, and fees earned from licensees. Other income declined to $3.2 million in fiscal 2004 from $4.1 million in fiscal 2003, primarily as a result of a discontinuation of certain promotional programs and a reduction in merchandise demonstration activity. License fees increased to $727,000 from $625,000 due to a net increase in warehouse clubs in China.

Warehouse operating expenses increased to $40.9 million, or 13.4% of net warehouse sales, in the first half of fiscal 2004 from $38.9 million, or 11.6% of net warehouse sales, in the first half of fiscal 2003. The increase in operating expenses is primarily attributable to higher costs for utilities, repair and maintenance, and costs associated with an increased use of credit cards. Further, the Company increased wage rates in many locations.

General and administrative expenses were $11.0 million, or 3.6% of net warehouse sales, in the first half of fiscal 2004 compared to $9.2 million, or 2.7% of net warehouse sales in the first half of fiscal 2003. In the first half of fiscal 2004, the Company has incurred severance costs of approximately $700,000 relating to the departure of certain members of senior management and the closure of substantially all of its Miami-based buying operations and consolidating those activities with the buying team in San Diego. Stock compensation amortization was $235,000 related to option re-pricing in the six-month period, and approximately $450,000 of expense was incurred for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003. In addition, the Company continues to experience increased insurance costs associated with workers compensation and director and officer liability as compared to fiscal 2003.

Closure costs for the first half of fiscal 2004 were $1.7 million, mostly involving the closure of the Guam location in December. There were no comparable costs in the first six months of fiscal 2003 as no warehouse clubs were closed.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, decreased to $166,000 in the first six months of fiscal 2004 from $864,000 in the first six months of fiscal 2003. The Company incurred pre-opening costs in the prior year period for Alabang, Metro Manila, Philippines which opened in November 2002, as well as costs for the Jamaica location which began operation in March 2003. In the current six-month period, the Company incurred pre-opening costs for a new location in the Philippines, scheduled to be opened in early June 2004.

Interest income reflects earnings on cash and cash equivalents and restricted cash deposits securing long term debt. Interest income was $1.3 million in the first half of fiscal 2004 compared to $1.4 million in the first half of fiscal 2003. Interest expense reflects the borrowings of the Company’s majority and wholly owned subsidiaries used to finance the capital requirements of the initial construction of the warehouse clubs as well as on-going working capital requirements. Interest expense in the first half of fiscal 2004 was $5.4 million compared to $5.0 million in the first half of fiscal 2003.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, through which the Company reflects its proportionate share of income or loss. For the first half of fiscal 2004, the Company’s share of the joint venture’s loss was $781,000 compared to $1.4 million in the first half of fiscal 2003.

Preferred dividends increased from $800,000 to $1.7 million in the first half of fiscal 2004, compared to the same period in the prior year, primarily due to additional preferred shares issued in fiscal 2003. While these shares accrue dividends at 8% per annum, there are no current plans to pay these dividends in cash.

The Company recorded an income tax provision of $189,000 and $1.4 million for the six-month periods ended February 29, 2004 and February 28, 2003, respectively. The current period provision represents the net effect of income tax expense in certain subsidiaries and income tax credits for those subsidiaries generating losses, where recoverability of the losses are deemed more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, pre-opening expenses and working capital requirements associated with its warehouse clubs.

The Company had a working capital deficit as of February 29, 2004 of $24.4 million, compared to a working capital deficit of $12.0 million as of August 31, 2003. The decrease in net working capital of $12.4 million was primarily due to a decrease in receivables and other current assets of $1.9 million and inventories of $12.8 million, which were only partially offset by a net decrease in accounts payable and accrued expenses of $2.1 million. Additionally, short-term debt increased $1.7 million and cash increased by $2.3 million.

Net cash flows provided by operating activities were $8.8 million and $10.1 million in the first six months of fiscal 2004 and 2003, respectively. The decrease of $1.3 million is primarily due to a decline in results from operating activities.

Net cash used in investing activities was $2.5 million and $21.8 million in the first six months of fiscal 2004 and 2003, respectively. The decrease in the use of cash of approximately $19.3 million resulted from $9.0 million for capital investment in the Mexico joint venture occurring in the first six months of 2003, and a decrease period over period in additions to property and equipment for new warehouse clubs constructed or under construction of $10.3 million.

Net cash provided by (used for) financing activities was $(0.9) million and $5.3 million in the first six months of fiscal 2004 and 2003, respectively. The change of approximately $6.2 million resulted primarily from the Company’s net repayment of $9.7 million of bank borrowings during the first six months of 2004 compared to $9.7 million of net borrowings from banks in the first six months of 2003, a reduction of $3.8 million in restricted cash in the first six months of 2004 and restricted cash used of $9.1 million in the first six months of 2003, $2.4 million more in proceeds from issuance of common stock in the first six months of 2004 compared to the first six months of 2003 and $2.6 million in contributions from minority shareholders in the first six months of 2003 and payment of $0.8 million in preferred dividends in first six months of 2003.

The Company believes that it has sufficient financial resources to meet its working capital and capital expenditure requirements by borrowing under its current and future credit facilities, as well as selling specified real property to The Sol and Helen Price Trust, as per the agreement entered into as of December 2003 and described in the sub-section below entitled “Short-Term Borrowings and Long-Term Debt”. However, if such sources of liquidity are unavailable or insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. Furthermore, the Company has and will continue to consider sources of capital, including reducing restricted cash and the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all. In addition, some of the Company’s vendors extend trade credit to the Company and allow payment for products upon delivery. If these vendors extend less credit to the Company or require prepayment for products, the Company’s cash requirements and financing needs may increase further.

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

In February 2004, the Company entered into an agreement with The Price Group, LLC to provide up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of The Price Group, LLC and collectively own more than 80% of that entity. This agreement allows The Price Group, LLC to place a lien on merchandise inventories in the United States. As of February 29, 2004, approximately $237,000 was owed under this agreement.

Short-Term Borrowings and Long-Term Debt

As of February 29, 2004, the Company, through its majority or wholly owned subsidiaries, had $21.8 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of February 29, 2004, the Company had approximately $12.9 million available on these facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.4 million as of February 29, 2004, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 29, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $3.7 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.2 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.4 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $3.7 million), for which the Company has requested, but not yet received, a written waiver; and (vii) total debt to EBITDA ratio for a $3.4 million note (current outstanding amount of $3.0 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of February 29, 2004 of $29.2 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of February 29, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of February 29, 2004, the net book value of this real property is approximately $53.7 million, with approximately $29.1 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

The Company has a credit agreement for $7.5 million which can be used for short-term borrowings or standby letters of credit. As of February 29, 2004, short-term borrowings include $1.5 million and there are $5.0 million of outstanding letters of credit related to this agreement.

Contractual Obligations

As of February 29, 2004, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$102,656	$14,169	$33,639	$20,060	$34,788
Operating leases	128,942	8,861	16,543	15,809	87,729

Total	$231,598	$23,030	$50,182	$35,869	$122,517

Critical Accounting Policies

Use of Estimates: The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory, impairment of long-lived assets and the fair value of lease obligations for closed warehouse clubs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances.

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

Stock-Based Compensation: As of February 29, 2004, the Company had four stock-based employee compensation plans. Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Basis of Presentation: The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company recorded closure costs of approximately $1.5 million in the second quarter of fiscal year 2004.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The provisions of this interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. The Company intends to apply this interpretation no later than the quarter ended May 31, 2004.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $165,000 and $1.3 million for the six-month periods ended February 29, 2004 and February 28, 2003, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 29, 2004, the Company had a total of 25 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory (excluding the three warehouse clubs owned in Mexico through its 50/50 joint venture). Eighteen of the 25 warehouse clubs operate under foreign currencies other than the U.S. dollar. For the six months ended February 29, 2004 and February 28, 2003, approximately 77% and 74%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 92% between the quarter ended February 28, 2003 and the quarter ended February 29, 2004. There can be no assurance that the Company will not experience any other materially adverse effect on its business, financial condition, operating results, cash flow or liquidity from foreign currency devaluations, as a result of the economic and political risks of conducting an international merchandising business.

The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts, or NDFs, that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from devaluation of local currencies exists. There were no NDFs during the periods presented. Foreign exchange transaction losses, which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $190,000 and $835,000 for the six-month periods ended February 29, 2004 and February 28, 2003, respectively. Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of the subsidiaries and affiliate into U. S. dollars, were $3.3 million for the six-month period ended February 29, 2004.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of February 29, 2004:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in Fiscal 2004	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	—	Costa Rican Colon
Philippines	3	1	Philippine Peso
Mexico*	3	—	Mexican Peso
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	28	1

*	Warehouse clubs are operated through a 50/50 joint venture, which is accounted for under the equity method.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net loss (excluding any minority interest impact) by approximately $593,000 on an annualized basis.

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

During the first half of 2004, the Company implemented remedial measures to address material weaknesses in internal controls previously identified by the Company and subsequently by Ernst & Young LLP in connection with its audit of fiscal year 2003. Management believes these measures have materially improved its internal controls over financial reporting. Actions taken included the replacement of management, including senior management, with responsibility for functions where control issues were noted, the appointment of a new Chief Financial Officer and two new controllers to oversee the accounting activities, and generally heightened scrutiny by the Company’s management and finance and accounting departments related to revenue recognition issues and financial reporting in all of the Company’s geographic segments. The Company believes the measures it has taken and additional measures it continues to implement are reasonably likely to have a material, positive impact on its internal controls over financial reporting in future periods.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 10, 2003, the Company announced it would be restating its financial statements for the fiscal year ending August 31, 2002 and for the nine months ending May 31, 2003. Subsequent to the announcement, seven separate class action complaints have been filed against the Company and certain of its current and former directors and officers in the United States District Court for the Southern District of California for alleged violations of federal securities laws (“Federal Class Action Complaints”). The complaints purport to be class actions on behalf of purchasers of the Company’s common stock (with one complaint also filed on behalf of purchasers of the Series A preferred stock in a January 2002 private placement) between December 20, 2001 and November 7, 2003 with respect to all but one of the Federal Class Action Complaints and between November 1, 2001 and November 7, 2003 with respect to the complaint that also addresses the Series A preferred stock, and seek damages, rescission (in the case of the Series A preferred stock) and attorney’s fees. Plaintiffs have filed motions to consolidate all seven of the Federal Class Action Complaints and to appoint a lead plaintiff, which are currently pending before the Court.

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant, the members of the Company’s Board of Directors, two former officers and three current officers in the Superior Court of the State of California, County of San Diego. The derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code. On April 5, 2004, defendants filed demurrers to the derivative complaint as well as a motion to stay the derivative action pending resolution of the Federal Class Actions, all of which are set for hearing on July 23, 2004. The United States Securities and Exchange Commission has informed the Company it is also conducting an investigation into the circumstances surrounding the restatement.

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

At the Company’s Annual Meeting of Stockholders held on January 8, 2004, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 20,000,000 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 29, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $3.7 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.2 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.4 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $3.7 million), for which the Company has requested, but not yet received, a written waiver; and (vii) total debt to EBITDA ratio for a $3.4 million note (current outstanding amount of $3.0 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of February 29, 2004 of $29.2 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of February 29, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of February 29, 2004, the net book value of this real property is approximately $53.7 million, with approximately $29.1 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on January 8, 2004, at the Hilton San Diego Mission Valley in San Diego, California. Stockholders of record at the close of business on November 12, 2003, were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 7,368,255 shares outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld, and the number of abstentions and broker non-votes, as noted below.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and have qualified:

	Votes For	Votes Against or Withheld
Rafael E. Barcenas	3,941,011	193,787
James F. Cahill	4,037,151	97,647
Murray L. Galinson	3,941,011	193,787
Katherine L. Hensley	4,017,319	117,479
Leon C. Janks	4,017,069	117,729
Lawrence B. Krause	4,017,119	117,679
Angel Losada M.	3,941,011	193,787
Jack McGrory	4,026,009	108,789
Robert E. Price	3,957,130	177,668
Edgar A. Zurcher	4,026,431	108,367

2. To approve an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock from 15,000,000 to 20,000,000 shares:

Votes For	Votes Against or Withheld	Abstentions	Broker Non-votes
4,041,088	90,972	2,739	N/A

ITEM 5.	OTHER INFORMATION

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003, a net loss in the first six months of 2004, and may continue to incur losses in future periods. The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, and approximately $11.5 million in the first six months of 2004, including $1.7 million of closing charges, and expects to incur additional net losses in fiscal 2004. The Company is seeking ways to improve sales, margins, expense controls, and inventory management in an effort to return the Company to profitability. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company may not have adequate cash to meet its operating and capital needs for fiscal 2004. The Company has estimated the timing and amounts of cash receipts and disbursements during fiscal 2004, and it believes it will have adequate cash to meet its operating and capital needs for the foreseeable future utilizing the financial resources previously referred to in this Form 10-Q. See “Part I—Item 2—Liquidity and Capital Resources—Financial Position and Cash Flow.” However, if its assumptions about cash generation and usage are incorrect, the Company may be forced to withhold payment to its lenders and others and to file for bankruptcy protection. If the Company is forced to seek bankruptcy protection because of its inability to make required payments, the Company’s common stock may become worthless and an investment in the common stock would be lost.

At February 29, 2004, the Company had cash of $20.0 million, and its net working capital was in a deficit position of $24.4 million. The Company has developed plans to manage its cash resources that include controlling expenditures and timely and effective management of its inventory and other asset procurements. The Company also continues to pursue other financing alternatives. However, the Company may not obtain additional financing on terms that are acceptable to the Company, or at all.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 29, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $3.7 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.2 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.4 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $3.7 million), for which the Company has requested, but not yet received, a written waiver; and (vii) total debt to EBITDA ratio for a $3.4 million note (current outstanding amount of $3.0 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance. The Company also has $29.2 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

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

The Company’s financial performance is dependent on international operations, which exposes it to various risks. The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its growth could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of February 29, 2004, the Company had in operation 25 consolidated warehouse clubs in 12 countries and one U.S. territory (four in Panama; three each in Costa Rica and the Philippines; two each in the Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company anticipates opening one new warehouse club in the third quarter of fiscal 2004 in Aseana City, Metropolitan Manila, Philippines.

The success of the Company’s strategy will depend to a significant degree on the Company’s ability to (i) efficiently manage and operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company’s existing personnel, systems and procedures, including warehouse management, financial and inventory control and distribution channels and systems. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution methods and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s auditors have indicated to the Company that they believe there were material weaknesses in the Company’s internal controls for the year ended August 31, 2003. Subsequent to the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP issued the Company a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies reported by Ernst & Young LLP are that the Company’s internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s internal controls failed to identify that the Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified by the Company and by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. The existence of one or more material weaknesses or significant deficiencies could result in errors in the Company’s consolidated financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies.

The Company is currently defending several stockholder lawsuits. Following the announcement of the restatement of its financial results, the Company has received notice of seven class action lawsuits filed against it and certain of its current and former directors and officers purportedly brought on behalf of certain of its current and former holders of the Company’s common stock and Series A preferred stock. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. Plaintiffs have filed motions to consolidate all seven of the Federal class action complaints an d to appoint a lead plaintiff, which are currently pending before the Court. If the Company chooses to settle these suits without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, the Company is party to a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. On April 5, 2004, defendants filed demurrers to the derivative complaint as well as a motion to stay the derivative action pending resolution of the Federal class actions all of which are set for hearing on July 23, 2004. The United States Securities and Exchange Commission has informed the Company that it is also conducting an investigation into the circumstances surrounding the restatement. The indemnification provisions contained in the Company’s Certificate of Incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits, unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. While the Company has directors and officers liability insurance (subject to a $1.0 million retention and a 20% co-pay provision), it is uncertain whether the insurance will be sufficient to cover all damages that the Company may be required to pay. Further, regardless of coverage and the ultimate outcome of these suits, litigation of this type is expensive and will require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits or the investigation may materially harm the Company’s business and reputation.

The Company expects to incur substantial legal and other professional service costs. The Company has and will continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

The Company faces significant competition. The Company’s international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that the Company’s competitors will not decide to enter the markets in which the Company operates or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the

Company’s ability to operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 50% of the inventories that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. For example, most of the countries in which the Company’s warehouse clubs are located have banned the importation of U.S. beef because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of this ban, the Company has experienced some losses on product that was in transit to these countries because of spoilage. In addition, future sales of U.S. beef may be impaired for the duration of these bans and may continue following the lifting of these bans because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people with whom the Company has established strategic relationships. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company had a relationship with one of its minority interest shareholders in the Philippines, under which it previously utilized the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia and under which it currently utilizes the minority shareholder as an import broker for the importation of merchandise into the Philippines. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

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

Further declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business. The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In Latin America and Southeast Asia, in particular, several countries are suffering recessions and economic instability. As a result, sales, gross profit margins and membership renewals have been negatively impacted in the current year, and in the event these factors continue, sales, gross profit margins and membership renewals may continue to be adversely affected. In addition, a worsening of these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any further decline in the national or regional economies of the foreign countries in which the Company currently operates, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of February 29, 2004, Robert E. Price, who is the Company’s Interim President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 44.5% of the Company’s outstanding common stock and approximately 8.3% of the Company’s outstanding shares of Series A Preferred Stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock. In addition, Messrs. R. Price and S. Price beneficially owned all of the Company’s outstanding Series B Preferred Stock, which is convertible, at the holder’s option, into approximately 13.5% of the Company’s outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 29, 2004, the Company had a total of 25 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the six months ended February 29, 2004, approximately 77% of the Company’s net warehouse sales were in foreign currencies. Also, as of February 29, 2004, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 92% between the quarter ended February 28, 2003, and the quarter ended February 29, 2004. The Company manages foreign currency risks at times by hedging currencies through non-deliverable forward exchange contracts (“NDFs”) that are generally for durations of six months or less and that do not provide for physical exchange of currency at maturity (only the resulting gain or loss). However, due to the volatility and lack of derivative financial instruments in the countries in which the Company operates, significant risk from unexpected devaluation of local currencies exists. There were no NDFs during the periods presented. Foreign exchange transaction losses, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the six months ended February 29, 2004 and February 28, 2003, were approximately $180,000 and $835,000, respectively.

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

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill valued at approximately $23.1 million. The Company performed its impairment test of the goodwill as of August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.4(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

10.1	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.2	Put Option Agreement by and between the Company and the Sol and Helen Price Trust dated December 15, 2003.

10.3	Promissory Note between The Price Group, LLC and the Company dated February 23, 2004 for $10.0 million.

10.4	Purchase Order Financing Agreement by and between The Price Group, LLC and the Company dated February 9, 2004.

10.5	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.6	Second Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated November 7, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: April 13, 2004	By:	/s/ ROBERT E. PRICE

Robert E. Price Interim Chief Executive Officer

Date: April 13, 2004	By:	/s/ JOHN M. HEFFNER

John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29, 2004	August 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,001	$17,722
Receivables, net of allowance for doubtful accounts of $770 and $698, respectively	4,696	5,970
Receivables from unconsolidated affiliate	1,197	1,086
Merchandise inventories	60,834	73,668
Prepaid expenses and other current assets	7,256	8,004
Income tax receivable	1,179	1,331

Total current assets	95,163	107,781
Restricted cash	28,364	32,129
Property and equipment, net	182,612	186,027
Goodwill, net	23,071	23,071
Deferred tax assets	16,976	16,502
Other assets	8,490	8,579
Investment in unconsolidated affiliate	13,975	16,996

TOTAL ASSETS	$368,651	$391,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$21,769	$20,086
Accounts payable	64,840	68,504
Accounts payable to related party	237	—
Accrued salaries and benefits	3,669	3,556
Deferred membership income	4,130	4,080
Other accrued expenses	10,738	9,142
Long-term debt, current portion	14,169	14,426

Total current liabilities	119,552	119,794
Deferred rent	946	968
Accrued closure costs	3,459	3,128
Long-term debt, net of current portion	88,487	99,616

Total liabilities	212,444	223,506
Minority interest	6,199	8,160
Commitment and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock– 20,000 shares designated, issued and outstanding (liquidation preference of $21,067 and $20,267, respectively)	19,914	19,914
Series B convertible preferred stock– 30,000 shares designated, 22,000 shares issued and outstanding (liquidation preference of $23,134 and $22,254, respectively)	21,975	21,983
Common stock, $.0001 par value, 20,000,000 shares authorized; 7,775,655 and 7,285,563 shares issued, respectively	1	1
Additional paid-in capital	170,486	164,120
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(467)	(685)
Deferred compensation	(2,475)	(1,314)
Accumulated other comprehensive loss	(17,364)	(14,022)
Accumulated deficit	(36,044)	(24,560)
Less: treasury stock at cost; 413,650 shares	(9,397)	(9,397)

Total stockholders’ equity	150,008	159,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$368,651	$391,085

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
Sales:
Net warehouse	$161,468	$177,386	$305,209	$335,426
Export	304	1,086	809	3,662
Membership income	2,167	2,116	4,280	4,262
Other income	1,648	1,969	3,248	4,085

Total revenues	165,587	182,557	313,546	347,435

Operating expenses:
Cost of goods sold:
Net warehouse	138,850	151,835	264,473	285,655
Export	317	1,036	831	3,479
Selling, general and administrative:
Warehouse operations	20,366	20,014	40,942	38,910
General and administrative	5,854	4,796	11,020	9,184
Preopening expenses	156	288	166	864
Closure costs	1,512	—	1,732	—

Total operating expenses	167,055	177,969	319,164	338,092

Operating income (loss)	(1,468)	4,588	(5,618)	9,343

Other income (expense):
Interest income	632	739	1,268	1,444
Interest expense	(2,705)	(2,542)	(5,401)	(5,042)
Other income (expense)	(1)	4	(92)	14
Equity of unconsolidated affiliate	(377)	(648)	(781)	(1,413)
Minority interest	497	(106)	1,009	(110)

Total other expense	(1,954)	(2,553)	(3,997)	(5,107)

Income (loss) before income taxes	(3,422)	2,035	(9,615)	4,236
Provision for income taxes	241	677	189	1,440

Net income (loss)	(3,663)	1,358	(9,804)	2,796
Preferred dividends	840	400	1,680	800

Net income available (loss attributable) to common stockholders	$(4,503)	$958	$(11,484)	$1,996

Earnings (loss) per share – common stockholders:
Basic	$(0.61)	$0.14	$(1.59)	$0.29
Diluted	$(0.61)	$0.14	$(1.59)	$0.29
Shares used in per share computation:
Basic	7,362	6,872	7,220	6,859
Diluted	7,362	6,928	7,220	6,954

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29, 2004	February 28, 2003
OPERATING ACTIVITIES:
Net income (loss)	$(9,804)	$2,796
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,202	7,421
Allowance for doubtful accounts	72	(95)
Deferred income taxes	(474)	999
Minority interest	(1,009)	110
Equity in losses of unconsolidated affiliate	781	1,413
Compensation expense recognized for stock options	299	64
Cancellation of note receivable from stockholder	114	—
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	2,173	(2,562)
Merchandise inventory	12,834	(931)
Accounts payable	(3,427)	862

Net cash flows provided by operating activities	8,761	10,077
INVESTING ACTIVITIES:
Additions to property and equipment	(2,492)	(12,831)
Investment in unconsolidated affiliate	—	(9,000)

Net cash flows used in investing activities	(2,492)	(21,831)
FINANCING ACTIVITIES:
Proceeds from bank borrowings	30,964	47,703
Repayment of bank borrowings	(40,667)	(38,057)
Restricted cash	3,765	(9,117)
Issuance of common stock	5,000	—
Dividends on convertible preferred stock	—	(800)
Contributions by minority interest shareholders	—	2,788
Sale of treasury stock – Nicaragua joint venture	—	2,613
Proceeds from exercise of stock options	—	130
Issuance costs of Series B Preferred stock	(8)	—
Payment on notes receivable from stockholder	10	—

Net cash flows (used for) provided by financing activities	(936)	5,260
Effect of exchange rate changes on cash and cash equivalents	(3,054)	(5,233)

Net increase (decrease) in cash and cash equivalents	2,279	(11,727)
Cash and cash equivalents at beginning of period	17,722	25,097

Cash and cash equivalents at end of period	$20,001	$13,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,348	$4,750
Income taxes	$1,424	$701

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2004

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2003	42	$41,897	7,286	$1	$164,120	$3,379	$(685)	$(1,314)	$(14,022)	$(24,560)	414	$(9,397)	$159,419
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,680)	—	—	(1,680)
Issuance of common stock	—	—	500	—	5,000	—	—	—	—	—	—	—	5,000
Cancellation of stockholders notes receivable	—	—	(10)	—	(94)	—	208	—	—	—	—	—	114
Common stock issued and stock compensation expense	—	—	—	—	1,460	—	—	(1,460)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	299	—	—	—	—	299
Payment on notes receivable from stockholders	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance costs on series B preferred stock	—	(8)	—	—	—	—	—	—	—	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	(9,804)	—	—	(9,804)
Translation adjustment	—	—	—	—	—	—	—	—	(3,342)	—	—	—	(3,342)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,146)

Balance at February 29, 2004	42	$41,889	7,776	$1	$170,486	$3,379	$(467)	$(2,475)	$(17,364)	$(36,044)	414	$(9,397)	$150,008

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 29, 2004

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 29, 2004, the Company had 25 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (four in Panama, three each in Costa Rica and the Philippines, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also had three warehouse clubs in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. During the second quarter of fiscal year 2004, the Company closed its warehouse club in Guam. In fiscal 2003, the Company closed three warehouse clubs, one each in Guatemala, Dominican Republic and Philippines. There also were 13 warehouse clubs in operation (12 in China and one in Saipan, Micronesia) licensed to and operated by local business people as of February 29, 2004. The Company principally operates under one segment in three geographic regions.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $36.0 million and a working capital deficit of $24.4 million as of February 29, 2004. For the six months ended February 29, 2004, the Company had a net loss attributable to common stockholders of $11.5 million, however it provided cash in operating activities of $8.8 million. At February 29, 2004, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements and has requested, but not yet received, all necessary waivers. The Company’s ability to fund its operations and service debt during fiscal 2004 is dependent on its ability to generate cash flow from operations, extend or refinance short-term credit facilities, continue to be granted vendor credit and continue to receive waivers from those lenders where covenant violations exist. The Company closed three unprofitable warehouses as of August 31, 2003 and closed an additional warehouse club as of December 24, 2003, in order to increase cash flows for fiscal 2004. The Company also intends to reduce certain controllable warehouse expenses. The Company believes it will be successful in funding its fiscal 2004 operations, obtaining any necessary covenant violation waivers and extending or refinancing its indebtedness with short term credit maturities beyond fiscal 2004. Should the Company be unsuccessful in obtaining the necessary waivers or extending or refinancing its indebtedness with short term maturities from third-parties when they come due, it has entered into an agreement with the Sol and Helen Price Trust giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s book value for the respective properties. The specified real property covers both the land and building at nine warehouse club locations. As of February 29, 2004, the net book value of this real property is approximately $53.7 million, with approximately $29.1 million of encumbrances. Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building. Management believes that its existing working capital along with existing availability in credit facilities, the aforementioned agreement with The Sol and Helen Price Trust, and other potential sources of liquidity is sufficient to fund its operations for the foreseeable future.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2003.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management continues to review its accounting policies and evaluate its estimates, including those related to merchandise inventory, impairment of long-lived assets and the fair value of lease obligations for closed warehouse clubs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances, actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash—Restricted cash represents time deposits that are pledged as collateral for the Company’s long-term debt.

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

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated other comprehensive loss.

Stock-Based Compensation—As of February 29, 2004, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the six months ended February 29, 2004 and February 28, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss), as reported	$(4,503)	$958	$(11,484)	$1,996
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	165	39	299	64
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(668)	(737)	(1,305)	(1,460)

Pro forma net income (loss)	$(5,006)	$260	$(12,490)	$600
Earnings (loss) per share:
Basic-as reported	$(0.61)	$0.14	$(1.59)	$0.29
Basic-pro forma	$(0.68)	$0.04	$(1.73)	$0.09
Diluted-as reported	$(0.61)	$0.14	$(1.59)	$0.29
Diluted-pro forma	$(0.68)	$0.04	$(1.73)	$0.09

Accounting Pronouncements—In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company recorded closure costs of $1.7 million for the six months ended February 29, 2004 in accordance with SFAS 146.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The provisions of this interpretation are currently being evaluated, but management believes its adoption will not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. The Company intends to apply this interpretation no later than the quarter ended May 31, 2004.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported results, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $165,000 and $1.3 million for the six-month periods ended February 29, 2004 and February 28, 2003, respectively.

Reclassifications - Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 29, 2004	August 31, 2003
Land	$34,148	$34,289
Building and improvements	127,861	124,345
Fixtures and equipment	67,666	69,108
Construction in progress	337	2,780

	230,012	230,522
Less: accumulated depreciation	(47,400)	(44,495)

Property and equipment, net	$182,612	$186,027

Building and improvements includes capitalized interest costs of $1.7 million and $1.5 million as of February 29, 2004, and August 31, 2003, respectively.

NOTE 4—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average common shares outstanding in the period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants), except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income available (loss attributable) to common stockholders	$(4,503)	$958	$(11,484)	$1,996
Determination of shares:
Common shares outstanding	7,362	6,872	7,220	6,859
Assumed conversion of:
Stock options	—	56	—	95
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	7,362	6,928	7,220	6,954
Net income available (loss attributable) to common stockholders:
Basic earnings (loss) per share	$(0.61)	$0.14	$(1.59)	$0.29
Diluted earnings (loss) per share	$(0.61)	$0.14	$(1.59)	$0.29

NOTE 5—CLOSURE COSTS

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, Philippines and Guatemala. The warehouse clubs were closed June 15, 2003, August 3, 2003 and August 15, 2003, respectively. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. During the second quarter of fiscal year 2004, the Company closed its warehouse club in Guam; the last day of operations was December 24, 2003. During the first six months of fiscal year 2004, the Company recorded approximately $1.7 million of additional closure costs related to the four closed warehouse clubs.

A reconciliation of the liability as of August 31, 2003 to the ending liability for warehouse club locations that were closed as of February 29, 2004 is as follows (in thousands):

	Liability as of August 31, 2003	Charged to Expense	Costs paid	Liability as of February 29, 2004
Lease obligations	$3,788	881	(309)	$4,360
Other associated costs	190	851	(897)	144

Total	$3,978	1,732	(1,206)	$4,504

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

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant, the members of the Company’s Board of Directors, two former officers and three current officers in the Superior Court of the State of California, County of San Diego. The derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code. Additionally, the Company has received a letter from a purported stockholder of the Company demanding that the Company initiate a similar derivative action.

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan operations (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% return upon respective capital investments in the Guatemalan operations. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion.

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

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 29, 2004, the Company, through its majority or wholly owned subsidiaries, had $21.8 million outstanding in short-term borrowings through 12 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of February 29, 2004, the Company had approximately $12.9 million available on these facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.4 million as of February 29, 2004, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 29, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $4.9 million note (current outstanding amount $3.7 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) current ratio and interest cost/EBIT (earnings before interest and taxes) ratio for a $4.7 million note (current outstanding amount $4.4 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) interest coverage ratio and total debt/EBITDA (earnings before interest taxes, depreciation and amortization) ratio for a $2.8 million note (current outstanding amount $2.2 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (v) debt service ratio, cash coverage ratio, and interest coverage ratio for a $1.7 million note (current outstanding amount $1.4 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; (vi) debt to equity ratio and current ratio for a $4.5 million note (current outstanding amount $3.7 million), for which the Company has requested, but not yet received, a written waiver; and (vii) total debt to EBITDA ratio for a $3.4 million note (current outstanding amount of $3.0 million), for which the Company has requested, but not yet received, a written waiver of its noncompliance.

The Company has a credit agreement for $7.5 million which can be used for short-term borrowings or standby letters of credit. As of February 29, 2004, short-term borrowings include $1.5 million and there are $5.0 million of outstanding letters of credit related to this agreement.

NOTE 8—RELATED-PARTY TRANSACTIONS

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first six months of fiscal 2004, export sales to PriceSmart Mexico were approximately $437,000, and are included in total export sales of $809,000 on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized gross profit margin from these sales. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $114,000.

In October 2003, entities affiliated with Robert E. Price, Chairman of the Board and Interim President and Chief Executive Officer of PriceSmart, and Sol Price, a significant shareholder of PriceSmart and father of Robert E. Price, purchased an aggregate of 500,000 shares of PriceSmart common stock for $5.0 million.

In February 2004, the Company entered into an agreement with The Price Group, LLC to provide up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of The Price Group, LLC and collectively own more than 80% of that entity. This agreement allows The Price Group, LLC to place a lien on merchandise inventories in the United States. As of February 29, 2004, approximately $237,000 was owed under this agreement.

The Company previously utilized the importation and exportation businesses of one of its minority shareholder in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia and under which it currently utilizes the minority shareholder as an import broker for the importation of merchandise into the Philippines. As of February 29, 2004, the Company had a total of approximately $700,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

In conjunction with the departure of the Company’s former Chief Financial Officer and a Senior Vice President of Operations, 9,908 shares of the Company’s common stock purchased by those officers with notes receivable from the Company were retired. This resulted in a charge of $114,000 to severance costs.

NOTE 9 – SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of February 29, 2004 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Six Months Ended February 29, 2004
Total revenue	$1,717	$178,395	$97,523	$35,911	$313,546
Operating income (loss)	(4,323)	4,637	(2,355)	(3,577)	(5,618)
Identifiable assets	71,822	150,948	93,878	52,003	368,651
Six Months Ended February 28, 2003
Total revenue	$5,141	$191,878	$91,330	$59,086	$347,435
Operating income (loss)	(2,786)	9,020	1,885	1,224	9,343
Identifiable assets	81,494	153,208	100,792	65,497	400,991
Year Ended August 31, 2003
Total revenue	$8,469	$359,581	$177,853	$114,794	$660,697
Operating income (loss)	(5,954)	(1,160)	(7,113)	(10,043)	(24,270)
Identifiable assets	83,853	156,554	98,581	52,097	391,085