Form 10-Q
period 2004-05-31
PRICESMART INC
filed 2004-07-15
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

The registrant had 7,362,005 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2004.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of May 31, 2004, the consolidated balance sheet as of August 31, 2003, the unaudited consolidated statements of operations for the three and nine month periods ended May 31, 2004 and 2003, the unaudited consolidated statements of cash flows for the nine month periods ended May 31, 2004 and 2003, and the unaudited consolidated statements of stockholders’ equity for the nine month period ended May 31, 2004 are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the three and nine-month periods ended May 31, 2004 (fiscal 2004) and May 31, 2003 (fiscal 2003), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

The Company’s business strategy is to operate warehouse clubs in Latin America, the Caribbean and Asia that sell high quality merchandise at low prices to our members, provide fair wages and benefits to our employees and provide a fair return to our stockholders.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2004 and 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2004)	Number of Warehouse Clubs in Operation (as of May 31, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	3	100%	Consolidated
Guatemala	2	3	66%	Consolidated
Philippines	3	4	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	—	51%	Consolidated

Totals	25	28

Mexico	3	3	50%	Equity

Grand Totals	28	31

During the first nine months of fiscal 2004, the Company closed its warehouse club in Guam. During the first nine months of fiscal 2003, the Company opened two new U.S.-style membership shopping warehouse clubs (one in Alabang, Metro Manila,

Philippines and one in Jamaica), and as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. (“Gigante”), the Company also opened three new U.S.-style membership shopping warehouse clubs in Mexico. During the fourth quarter of fiscal 2003, the Company closed three warehouse clubs, one each in Guatemala, Dominican Republic and Philippines, and subsequent to the end of the third quarter of fiscal 2004, the Company opened another warehouse club in Aseana, Metro Manila, Philippines.

At the end of the first nine months of fiscal year 2004, the total number of consolidated warehouse clubs in operation was 25 in 12 countries and one U.S. territory, in comparison to 28 consolidated warehouse clubs in operation in 11 countries and two U.S. territories at the end of the first nine months of fiscal year 2003. The average life of the 25 and 28 consolidated warehouse clubs in operation as of May 31, 2004 and 2003 was 45 and 33 months, respectively.

In addition to the warehouse clubs operated directly by the Company and the three operated through a joint venture in Mexico, as of May 31, 2004, there were 12 warehouse clubs in operation (11 in China and one in Saipan, Micronesia), licensed to and operated by local business people, through which the Company primarily earns a licensee fee on a per warehouse club basis, at the end of the third quarter of fiscal 2004 and 2003.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2004 AND 2003

Net warehouse sales decreased 11.6% to $142.2 million in the third quarter of fiscal 2004, from $160.8 million in the third quarter of fiscal 2003. Excluding $15.2 million in wholesale telephone card sales in the Philippines (which began in September 2002 and were discontinued in May 2003), net warehouse sales decreased $3.4 million or 2.3% from the year earlier period sales of $145.6 million. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total warehouse sales, because wholesale phone card sales were only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse clubs. The decrease of $3.4 million in net warehouse sales, excluding wholesale telephone card sales, is largely attributable to a net of three fewer warehouse clubs in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. In the third quarter of fiscal 2004, the Company experienced warehouse sales growth in nearly all of its Caribbean markets, specifically Trinidad, Barbados, Aruba and Jamaica, as compared to the third quarter of fiscal 2003. Warehouse club sales in Central America produced a small growth overall. Sales growth in Costa Rica offset declines in some other Central America markets, notably Honduras and El Salvador. The Asia market segment experienced a large sales decline from the same quarter of fiscal year 2003 due primarily to two fewer warehouse clubs in operation on a comparable basis. There were no significant issues related to merchandise quality or quantity at the warehouse clubs in the quarter, although the Company continues to experience some negative sales impact due to the restrictions that were in effect in some countries during the quarter related to the importation of beef products and poultry.

Comparable warehouse sales for warehouse clubs that were open at least 12 full months declined 0.1% in the four weeks ended March 28, 2004, increased 2.2% in the four weeks ended April 25, 2004 and increased 3.8% in the five weeks ended May 30, 2004 (excluding prior year wholesale telephone card sales).

The Company continues to increase the portion of its merchandise mix comprised of U.S. sourced merchandise. U.S. sourced merchandise accounted for 44% of the sales in the current quarter, compared to 40% in the prior year, with U.S. hard-line and soft-line merchandise sales growing 19.0% from the prior year. The Company also continues to expand its bulk program, both in terms of the locations in which it is offered as well as the number of products available in that format.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) in the third quarter of fiscal 2004 increased to 13.8% from 10.9% in the third quarter of fiscal 2003. Third quarter fiscal year 2003 margins were impacted by a $2.0 million charge for the write-down of slow moving inventory and $1.0 million from the Dominican Republic’s 57% currency devaluation.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which include sales to PriceSmart Mexico, an unconsolidated affiliate. Export sales in the third quarter of fiscal 2004 were $169,000 compared to $2.3 million in the third quarter of fiscal 2003. The change between periods is primarily due to decreased direct sales to third parties from the Company’s distribution centers, and reduced sales to Mexico and Saipan.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased to $2.2 million, in the third quarter of fiscal 2004 compared to $2.0 million in the third quarter of fiscal 2003. Total membership accounts were 458,000 as of May 31, 2004, a reduction of 6,700 from the year earlier period as a result of three fewer warehouses and a reduction in Panama and the Philippines, where heavily discounted memberships sold in fiscal 2003 were not renewed at the higher current fee for 2004. These discounted memberships did not generate a significant level of warehouse sales, and their non-renewal is not expected to have a proportional effect on warehouse sales. The Company continues its efforts to increase membership through marketing and improving the value and quality of the merchandise available to members. The average cash collected for membership fees from renewals and new members, for all markets, increased 30% from the year earlier period to $23.04.

Other revenue consists of commission revenue, rental income, advertising revenues, construction revenue, merchandise demonstration income, and fees earned from licensees. Other income decreased to $1.4 million in the third quarter of fiscal 2004 from $1.5 million in the third quarter of fiscal 2003. The decrease in amounts in the current year was primarily related to a discontinuation of certain promotional programs and a reduction in merchandise demonstration activity. Licensee fees increased to $315,000 in the third quarter of fiscal 2004 from $310,000 in the third quarter of fiscal 2003.

Warehouse club operating expenses decreased to $20.0 million, or 14.1% of net warehouse sales, in the third quarter of fiscal 2004 from $21.0 million, or 13.0% of net warehouse sales, in the third quarter of fiscal 2003. The increase in operating expenses as a percentage of net warehouse sales is attributable to lower net warehouse sales and an increase in utilities, repairs and maintenance, increased wage rates in certain warehouse club locations, and the increasing cost with respect to credit card usage and fees. The Company continues to explore arrangements to reduce the costs it incurs to process credit card transactions for its members.

General and administrative expenses were $5.5 million, or 3.9% of net warehouse sales, in the third quarter of fiscal 2004 compared to $7.2 million, or 4.5% of net warehouse sales, in the third quarter of fiscal 2003. The current quarter expenses include approximately $360,000 in costs for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003. The Company expects to incur additional costs for these services in the upcoming fiscal quarters. Third quarter of fiscal year 2003 included severance costs of $1.1 million, related to several former executives whom left the Company in the third quarter and $833,000 in option repricing expense for vested options.

Asset impairment and closure costs in the third quarter of fiscal year 2004 total $3.7 million. Included in this amount is a non-cash asset impairment charge of $3.3 million to write-down the carrying value of the building related to the closed warehouse club in the Philippines. This charge results from revised cash flow estimates regarding the marketability of the land and building for this location. The original estimate regarding the market price of leasing these assets was derived from negotiations that discontinued during the second quarter of fiscal 2004. At that time, the Company believed the price being offered was a reasonable estimate of market value. However, during the third quarter an offer (which is still under review) was received at a significantly lower price, therefore, the Company has revised its estimates downward.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, decreased to $322,000 in the third quarter of fiscal 2004 from $649,000 in the third quarter of fiscal 2003. In the current quarter, pre-opening expenses were associated with the Aseana site in the Philippines, which opened subsequent to third quarter in early June 2004. The Company had one warehouse club opening during the third quarter of fiscal 2003, in Jamaica.

Interest income primarily reflects earnings on cash and cash equivalents and restricted cash deposits securing long-term debt. Interest income was $581,000 in the third quarter of fiscal 2004, compared to $791,000 in the third quarter of fiscal 2003. The decrease in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and for local currency loans secured by U.S. dollar deposits to lessen foreign exchange risks. Interest expense decreased to $2.6 million in the third quarter of fiscal 2004 from $3.0 million in the third quarter of fiscal 2003. The decrease is attributable to a decrease in the amount of debt held by the Company and its subsidiaries between the periods presented and associated interest expense incurred on the amounts borrowed within the periods presented.

Income from related party was $500,000 in the third quarter of fiscal 2004. In April 2004, the Company received $500,000 from its then landlord, Price Legacy Corporation, as an incentive to terminate early the lease of its corporate headquarters. Sol Price is a principal stockholder of Price Legacy Corporation and directors James F. Cahill, Murray L. Galinson and Jack McGrory are on its board of directors. The Company moved to its new corporate headquarters, located in San Diego, on March 26, 2004.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations. The Company’s proportionate share of the loss in PriceSmart Mexico for the current quarter was $565,000, as compared to $905,000 in the prior year period.

Minority interest relates to the allocation of the joint venture income or loss to the respective interests of the company’s subsidiaries minority stockholders.

The Company recorded an income tax provision of $991,000 for the third quarter of fiscal year 2004, compared to a benefit of $2.2 million for the same period in the prior year. The current period provision consists primarily of taxes due from profit making entities and a provision against the recoverability of foreign tax credits. Due to the current interplay of income and losses between PriceSmart, Inc. and its consolidated subsidiaries, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Preferred dividends increased from $400,000 to $840,000 in the third quarter of fiscal 2004 compared to the same period in the prior year, due to additional preferred shares issued in fiscal 2003. These shares accrue dividends at 8% per annum. During the first quarter of fiscal 2004, the Company’s Board of Directors determined that the Company should not declare or pay any dividends on the preferred stock to ensure that the Company does not violate any loan covenants under loan agreements to which the Company is a party that restrict the Company’s ability to pay dividends unless it satisfies specified balance sheet criteria and/or other financial ratios.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2004 AND 2003

Net warehouse sales declined 9.9% to $447.4 million for the nine months ended May 31, 2004 from $496.3 million for the nine months ended May 31, 2003. Excluding $23.9 million in wholesale telephone card sales in the Philippines (which began in September 2002 and were discontinued in May 2003), net warehouse sales decreased $25.0 million or 5.3%. Management believes net warehouse sales excluding wholesale telephone card sales provides a better measure of ongoing operations and a more meaningful comparison of past and present operating results than total warehouse sales, because phone card sales were only for a limited time, were discontinued in May 2003 and fell outside of the Company’s core business of operating international membership warehouse clubs. The Company began fiscal 2004 with 26 warehouse clubs and, with the closure of the Guam warehouse club in December, ended the first nine months of its fiscal year with 25 warehouse clubs. The Company began fiscal year 2003 with 26 warehouse clubs and, with the opening of a warehouse club in the Philippines and Jamaica, ended the first nine months of its fiscal year with 28 warehouse clubs. Contributing to the sales reduction in U.S. dollars was currency devaluation, most notably in the Dominican Republic, Jamaica and Costa Rica. December has historically produced the highest sales of the nine month period due to holiday sales. Comparable warehouse sales for warehouse clubs that were open at least 12 full months declined 4.7% for the thirty-nine weeks ended May 30, 2004 (excluding prior year wholesale telephone card sales). In fiscal 2004, December sales declined 9.4% on a comparable warehouse club basis (for warehouse clubs open at least 12 months) primarily due to limited levels of merchandise in stock in many locations, impacting the first nine month period.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold) for the nine months ended May 31, 2004 decreased to 13.5% from 13.6% for the nine months ended May 31, 2003.

Export sales were $1.0 million compared to $6.0 million for the nine months ended May 31, 2004 and 2003, respectively. The reduction is attributable to decreased direct sales to third parties from the Company’s distribution centers, and reduced sales to Mexico and Saipan. In addition, fiscal 2003 included sales of $1.8 million to PriceSmart Mexico as that entity opened three warehouse clubs in the period, and only $521,000 in fiscal 2004.

Membership income, which is recognized ratably over the one-year life of the membership, was $6.5 million for the nine months ended May 31, 2004 and $6.3 million for the nine months ended May 31, 2003. The average number of membership accounts during the nine month period declined 1.6% from the average of the same period last year on fewer warehouse clubs. The average cash collected for membership fees from renewals and new members, for all markets, during the period has increased 31% from the prior year’s average, due to the discontinuance of sales of discounted memberships in the Philippines and Panama.

Other revenue consists of commission revenue, rental income, advertising revenues, construction revenue, vendor income, and fees earned from licensees. Other income declined to $4.7 million in fiscal 2004 from $5.6 million in fiscal 2003, primarily as a result of a discontinuation of certain promotional programs and a reduction in merchandise demonstration activity. License fees increased to $1.0 million from $935,000 due to a net increase in warehouse clubs in China.

Warehouse operating expenses increased to $60.9 million, or 13.6% of net warehouse sales, for the nine months ended May 31, 2004 from $59.9 million, or 12.1% of net warehouse sales, for the nine months ended May 31, 2003. The increase in operating expenses is primarily attributable to higher costs for utilities, repair and maintenance, and costs associated with an increased use of credit cards. Further, the Company increased wage rates in many locations.

General and administrative expenses were $16.5 million, or 3.7% of net warehouse sales, for the nine months ended May 31, 2004 compared to $16.4 million, or 3.3% of net warehouse sales for the nine months ended May 31, 2003. In the first nine months of fiscal 2004, the Company has incurred severance costs of approximately $760,000 relating to the departure of certain members of senior management and the closure of substantially all of its Miami-based buying operations and consolidating those activities with the buying team in San Diego and approximately $815,000 of expense was incurred for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003. In addition, the Company continues to experience increased insurance costs associated with workers compensation and director and officer liability as compared to fiscal 2003.

Asset impairment and closure costs for the nine months ended May 31, 2004 was $5.4 million. Included in this amount is a non-cash asset impairment charge of $3.3 million to write-down the carrying value of the building related to the closed warehouse club in the Philippines. This charge results from revised cash flow estimates regarding the marketability of the land and building for this location. The original estimate regarding the market price of leasing these assets was derived from negotiations that discontinued during the second quarter of fiscal 2004. At that time, the Company believed the price being offered was a reasonable estimate of market value. However, during the third quarter an offer (which is still under review) was received at a significantly lower price, therefore, the Company has revised its estimates downward. The Company also recorded costs of $1.4 million related to the closure of the Guam location in December 2003.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, decreased to $488,000 for the nine months ended May 31, 2004 from $1.5 million for the nine months ended May 31, 2003. The Company incurred pre-opening costs in the prior year period for Alabang, Metro Manila, Philippines which opened in November 2002, as well as costs for the Jamaica location which began operation in March 2003. In the current nine-month period, the Company incurred pre-opening costs for one new location in the Philippines, which opened in early June 2004.

Interest income reflects earnings on cash and cash equivalents and restricted cash deposits securing long-term debt. Interest income was $1.8 million for the nine months ended May 31, 2004, compared to $2.2 million for the nine months ended May 31, 2003.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and for local currency loans secured by U.S. dollar deposits to lessen foreign exchange risks. Interest expense for the nine months ended May 31, 2004 and 2003 was $8.0 million.

Income from related party was $500,000 for the nine months ended May 31, 2004. In April 2004, the Company received $500,000 from its then landlord, Price Legacy Corporation, as an incentive to terminate early the lease of its corporate headquarters. Sol Price is a principal stockholder of Price Legacy Corporation and directors James F. Cahill, Murray L. Galinson and Jack McGrory are on its board of directors. The Company moved to its new corporate headquarters, located in San Diego, on March 26, 2004.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, through which the Company reflects its proportionate share of income or loss. For the first nine months of fiscal 2004, the Company’s share of the joint venture’s loss was $1.3 million compared to $2.3 million in the first nine months of fiscal 2003.

The Company recorded an income tax provision of $1.2 million and a benefit of $786,000 for the nine-month periods ended May 31, 2004 and May 31, 2003, respectively. The current period provision consists primarily of taxes due from profit making entities and a provision against the recoverability of foreign tax credits. Due to the current interplay of income and losses between PriceSmart, Inc. and its consolidated subsidiaries, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Preferred dividends increased from $1.2 million to $2.5 million in the first nine months of fiscal 2004, compared to the same period in the prior year, primarily due to additional preferred shares issued in fiscal 2003. These shares accrue dividends at 8% per annum. During the first quarter of fiscal 2004, the Company’s Board of Directors determined that the Company should not declare or pay any dividends on the preferred stock for the first nine months of fiscal 2004 to ensure that the Company does not violate any loan covenants under loan agreements to which the Company is a party that restrict the Company’s ability to pay dividends unless it satisfies specified balance sheet criteria and/or other financial ratios.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are the financing of land, construction, equipment costs, pre-opening expenses and working capital requirements associated with its warehouse clubs.

The Company had a working capital deficit as of May 31, 2004 of $30.1 million, compared to a working capital deficit of $12.0 million as of August 31, 2003. The decrease in net working capital of $18.1 million was primarily due to decreases in cash of $8.2 million, receivables of $2.4 million and inventories of $14.6 million, which were only partially offset by a net decrease in accounts payable and accrued expenses of $2.0 million and short-term debt of $6.0 million.

Net cash flows provided by operating activities were $3.7 million and $11.6 million in the first nine months of fiscal 2004 and 2003, respectively. The decrease of $7.9 million is primarily due to a decline in results from operating activities.

Net cash provided by (used in) investing activities was $1.6 million and $(27.3) million in the first nine months of fiscal 2004 and 2003, respectively. The net decrease in the use of cash of approximately $28.9 million resulted primarily from $9.0 million for capital investment in the Mexico joint venture occurring in the first nine months of 2003, and a decrease period over period in additions to property and equipment for new warehouse clubs constructed or under construction of $16.9 million.

Net cash (used in) provided by financing activities was $(10.1) million and $12.5 million in the first nine months of fiscal 2004 and 2003, respectively. The net change of approximately $22.6 million resulted primarily from the Company’s net repayment of $18.8 million of bank borrowings during the first nine months of 2004 compared to $17.9 million of net borrowings from banks in the first nine months of 2003, a reduction of $3.7 million in restricted cash in the first nine months of 2004 and restricted cash increase of $10.2 million in the first nine months of 2003, $2.6 million more in proceeds from issuance of common stock in the first nine months of 2004 compared to the first nine months of 2003, $3.3 million in contributions from minority shareholders in the first nine months of 2003 and payment of $1.2 million in preferred dividends in first nine months of 2003. The Company has accrued dividends, but has not paid dividends since July 2003.

The Company believes that it has sufficient financial resources to meet its working capital and capital expenditure requirements by borrowing under its current and future credit facilities, the inventory financing agreement with The Price Group, LLC as described below, as well as through its ability to sell specified real property to the Sol and Helen Price Trust, as per the agreement entered into as of December 2003 and described in the sub-section below entitled “Short-Term Borrowings and Long-Term Debt”. However, if such sources of liquidity are unavailable or insufficient to satisfy the Company’s liquidity requirements, the Company may need to sell equity or debt securities, obtain additional credit facilities or consider alternative financing arrangements. Furthermore, the Company has and will continue to consider other sources of capital, including reducing restricted cash and the sale of equity or debt securities to strengthen its financial position and liquidity. There can be no assurance that such financing alternatives will be available under favorable terms, if at all. In addition, some of the Company’s vendors extend trade credit to the Company and allow payment for products upon delivery or on terms of 30 days or more. If these vendors extend less credit to the Company or require prepayment for products, the Company’s cash requirements and financing needs may increase further.

Financing and Investing Activities

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

In February 2004, the Company entered into an agreement with The Price Group, LLC which provides the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of The Price Group, LLC and collectively own more than 80% of that entity. This agreement allows The Price Group, LLC to place a lien on merchandise inventories in the United States as security for such financing. Interest accrues at a rate of 12% per year. As of May 31, 2004, approximately $6.7 million was owed under this agreement. It is anticipated that in July 2004 this agreement will be modified to provide: (i) for an additional $5.0 million (for a total of $15.0 million) of purchase order financing; and (ii) for additional security for such additional financing, consisting of a pledge of either the Company’s shares of PriceSmart Real Estate Panama, S.A., or the Company’s shares of PSMT Mexico, S.A. de C.V.

In May 2004, the Company entered into an agreement with The Price Group, LLC to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price will be the fair market value of the property and improvements as determined by an independent appraiser. Under terms of the agreement The Price Group made an initial payment of $5.0 million during the third quarter of fiscal 2004, with the balance to be paid upon closing, and if the closing does not occur for any reason, the initial payment shall be returned to The Price Group (plus accrued interest at the rate of 8% per annum). The agreement is subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Company’s Board of Directors of the final terms of the agreement.

Short-Term Borrowings and Long-Term Debt

As of May 31, 2004, the Company, through its majority or wholly owned subsidiaries, had $14.1 million outstanding in short-term borrowings through 13 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically each is renewed. As of May 31, 2004, the Company had approximately $16.0 million available on these facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.4 million as of May 31, 2004, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased. Certain short-term borrowings, $2.0 million as of May 31, 2004, have been excluded from current liabilities because the Company refinanced it in June 2004 and that amount is included in long-term debt, net of current portion.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $5.0 million note (current outstanding amount $4.1 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $11.3 million note (current outstanding amount $3.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (current outstanding amount $4.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) debt service ratio, cash coverage ratio, and interest coverage ratio for a $3.5 million note (current outstanding amount $1.3 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (v) debt to equity ratio for a $7.0 million note (current outstanding amount $5.3 million), for which the Company has requested, but not yet received, a written waiver.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2004 of $27.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of May 31, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of May 31, 2004, the net book value of this real property is approximately $53.4 million, with approximately $31.9 million of encumbrances (including $5.0 million received as an advance payment for one of these properties). Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

The Company has a credit agreement for $7.5 million which can be used for short-term borrowings or standby letters of credit. As of May 31, 2004, short-term borrowings include $1.1 million and there are $4.5 million of outstanding letters of credit related to this agreement.

Contractual Obligations

As of May 31, 2004, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$101,267	$15,733	$30,770	$23,398	$31,366
Operating leases	131,384	8,802	17,628	16,938	88,016

Total	$232,651	$24,535	$48,398	$40,336	$119,382

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

Stock-Based Compensation: As of May 31, 2004, the Company had four stock-based employee compensation plans. Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Basis of Presentation: The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

Accounting Pronouncements

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $292,000 and $1.5 million for the nine-month periods ended May 31, 2004 and 2003, respectively.

Emerging Issues Task Force Issue No. 03-10 (“EITF 03-10”), “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met, otherwise, such consideration would be recorded as a decrease in cost of goods sold. The provisions of EITF 03-10 became effective for transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore apply to transactions starting with the Company’s fiscal second quarter of 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net loss, as there was not a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that can cause volatility in foreign currency exchange rates and weak economic conditions. As of May 31, 2004, the Company had a total of 25 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory (excluding the three warehouse clubs owned in Mexico through its 50/50 joint venture). Eighteen of the 25 warehouse clubs operate under foreign currencies other than the U.S. dollar. For the nine months ended May 31, 2004 and 2003, approximately 79% and 74%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 73% between the quarter ended May 31, 2003 and the quarter ended May 31, 2004. There can be no assurance that the Company will not experience any other materially adverse effect on its business, financial condition, operating results, cash flow or liquidity from foreign currency devaluations, as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction losses, which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $555,000 and $1.7 million for the nine-month periods ended May 31, 2004 and 2003, respectively. Translation adjustments from the Company’s non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of the subsidiaries and affiliate into U.S. dollars, were $3.8 million for the nine-month period ended May 31, 2004.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of May 31, 2004:

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

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pretax net loss (excluding any minority interest impact) by approximately $546,000 on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the first half of fiscal year 2004, the Company implemented remedial measures to address material weaknesses in internal controls previously identified by the Company and subsequently by Ernst & Young LLP in connection with its audit of fiscal year 2003. Management believes these measures have materially improved its internal controls over financial reporting. Actions taken included the replacement of management, including senior management, with responsibility for functions where control issues were noted, the appointment of a new Chief Financial Officer and two new controllers to oversee the accounting activities, and generally heightened scrutiny by the Company’s management and finance and accounting departments related to revenue recognition issues and financial reporting in all of the Company’s geographic segments. The Company believes the measures it has taken and additional measures it continues to implement are reasonably likely to have a material, positive impact on its internal controls over financial reporting in future periods.

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

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant and certain of the Company’s current and former officers and directors, in the Superior Court of the State of California, County of San Diego. Based on the Company’s restatement and the filing of the Federal Class Action Complaints, the derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code. On April 5, 2004, defendants filed a demurrer to the derivative complaint, as well as a motion to stay the derivative action pending resolution of the Federal Class Action Complaints and a motion requiring plaintiff to post a bond. In response to the demurrer, plaintiff filed a Notice of Intent to Amend its Complaint by July 23, 2004. Pursuant to a stipulation, defendants withdrew the remaining motions, which they may refile along with their response to the amended complaint. Plaintiff’s pending discovery requests remain stayed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $5.0 million note (current outstanding amount $4.1 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $11.3 million note (current outstanding amount $3.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (current outstanding amount $4.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) debt service ratio, cash coverage ratio, and interest coverage ratio for a $3.5 million note (current outstanding amount $1.3 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (v) debt to equity ratio for a $7.0 million note (current outstanding amount $5.3 million), for which the Company has requested, but not yet received, a written waiver.

Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2004 of $27.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios set forth in those debt agreements. As of May 31, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. In such a case, the Company would need additional financing in order to service or extinguish the indebtedness. Accordingly, to address these potential needs for additional capital, the Company has entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, a significant stockholder of the Company, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of May 31, 2004, the net book value of this real property is approximately $53.4 million, with approximately $31.9 million of encumbrances (including $5.0 million received as an advance payment for one of these properties). Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and other commercially reasonable terms.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003, a net loss in the first nine months of 2004, and may continue to incur losses in future periods. The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, and approximately $18.9 million in the first nine months of 2004, including $5.4 million of asset impairment and closing charges, and expects to incur additional net losses in fiscal 2004. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return the Company to profitability. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company may not have adequate cash to meet its operating and capital needs for fiscal 2004. The Company has estimated the timing and amounts of cash receipts and disbursements during fiscal 2004, and it believes it will have adequate cash to meet its operating and capital needs for the foreseeable future utilizing the financial resources previously referred to in this Form 10-Q. See “Part I – Item 2 – Liquidity and Capital Resources – Financial Position and Cash Flow.” However, if its assumptions about cash generation and usage are incorrect, the Company may be forced to withhold payment to its lenders and others and to file for bankruptcy protection. If the Company is forced to seek bankruptcy protection because of its inability to make required payments, the Company’s common stock may become worthless and an investment in the common stock would be lost.

At May 31, 2004, the Company had cash of $9.6 million, and its net working capital was in a deficit position of $30.1 million. The Company has developed plans to manage its cash resources that include controlling expenditures and timely and effective management of its inventory and other asset procurements. The Company also continues to pursue other financing alternatives. However, the Company may not obtain additional financing on terms that are acceptable to the Company, or at all.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $5.0 million note (current outstanding amount $4.1 million), for which the Company has requested and received a written waiver of its noncompliance; (ii) debt service ratio for a $11.3 million note (current outstanding amount $3.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) interest cost/EBIT (earnings before interest and taxes) ratio for a

$6.0 million note (current outstanding amount $4.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) debt service ratio, cash coverage ratio, and interest coverage ratio for a $3.5 million note (current outstanding amount $1.3 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (v) debt to equity ratio for a $7.0 million note (current outstanding amount $5.3 million), for which the Company has requested, but not yet received, a written waiver. The Company also has $27.9 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

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

The Company’s financial performance is dependent on international operations, which exposes it to various risks. The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of May 31, 2004, the Company had in operation 25 consolidated warehouse clubs in 12 countries and one U.S. territory (four in Panama; three each in Costa Rica and the Philippines; two each in the Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company opened one new warehouse club in Aseana City, Metropolitan Manila, Philippines in early June 2004.

The success of the Company’s strategy will depend to a significant degree on the Company’s ability to (i) efficiently manage and operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company’s existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution channels and systems and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s auditors have indicated to the Company that they believe there were material weaknesses in the Company’s internal controls for the year ended August 31, 2003. Subsequent to the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP issued the Company a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considered to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies reported by Ernst & Young LLP are that the Company’s internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s internal controls failed to identify that the Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

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

The Company is currently defending several stockholder lawsuits. Following the announcement of the restatement of its financial results, the Company has received notice of seven class action lawsuits filed against it and certain of its current and former directors and officers purportedly brought on behalf of certain of its current and former holders of the Company’s common stock and Series A preferred stock. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. Plaintiffs have filed motions to consolidate all seven of the Federal Class Action Complaints and to appoint a lead plaintiff, which are currently pending before the Court. If the Company chooses to settle these suits without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs. In addition, the Company is party to a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. On April 5, 2004, defendants filed a demurrer to the derivative complaint, as well as a motion to stay the derivative action pending resolution of the Federal Class Action Complaints and a motion requiring plaintiff to post a bond. In response to the demurrer, plaintiff filed a Notice of Intent to Amend its Complaint by July 23, 2004. Pursuant to a stipulation, defendants withdrew the remaining motions, which they may refile along with their response to the amended complaint. Plaintiff’s pending discovery requests remain stayed. The United States Securities and Exchange Commission has informed the Company that it is also conducting an investigation into the circumstances surrounding the restatement. The indemnification provisions contained in the Company’s Certificate of Incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits, unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. While the Company has directors and officers liability insurance (subject to a $1.0 million retention and a 20% co-pay provision), the Company has been informed that its insurance carriers are reserving all of their rights and defenses under the policy (including the right to deny coverage) and it is otherwise uncertain whether the insurance will be sufficient to cover all damages that the Company may be required to pay. Further, regardless of coverage and the ultimate outcome of these suits, litigation of this type is expensive and will require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits or the investigation may materially harm the Company’s business and reputation.

The Company expects to incur substantial legal and other professional service costs. The Company has and will continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

The Company faces significant competition. The Company’s international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which the Company operates or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the Company’s ability to operate profitably in new markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 50% of the inventories that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, as well as expense controls (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has differing governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouse clubs or products it selects to import. For example, several of the countries in which the Company’s warehouse clubs are located have banned the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of this ban, the sales of U.S. beef products may be impaired for the duration of these bans and may continue following the lifting of these bans because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. For example, the Company had a relationship with one of its minority interest shareholders in the Philippines, under which it previously utilized the minority shareholder’s importation and exportation businesses for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia and under which it currently utilizes the minority shareholder as an import broker for the importation of merchandise into the Philippines. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

Also, the Company has an agreement with Banca Promerica and Banco Promerica (collectively “Promerica”) in which the Company and Promerica have issued co-branded credit cards, used primarily in the Company’s Latin American segment, that do not require the Company to pay credit card processing fees associated with the use of these cards in its warehouse clubs. Edgar Zurcher, who is a director of the Company, is also Chairman of the Board of Banca Promerica (Costa Rica) and is also a director of Banco Promerica (El Salvador). If, for any reason, the Company were unable to continue to offer the co-branded credit card, the result would be an increase in the Company’s costs and potentially a negative effect on sales.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located and which could result in significant damage to, or destruction of, the Company’s warehouse clubs. For example, in the past, the Company’s two warehouse clubs in El Salvador have experienced minimal inventory loss and disruption of their businesses as a result of earthquakes that have occurred. Also, in the past, the Company’s warehouse club in Guam (which closed in December 2003) experienced typhoons that resulted in minimal business interruptions and property losses. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Further declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business. The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In Latin America and Southeast Asia, in particular, several countries are suffering recessions and economic instability. As a result, sales, gross profit margins and membership renewals have been negatively impacted in the current year, and in the event these factors continue, sales, gross profit margins and membership renewals may continue to be adversely affected. In addition, a worsening of these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any further decline in the national or regional economies of the foreign countries, in which the Company currently operates, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have substantial control over the Company’s voting stock, which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of May 31, 2004, Robert E. Price, who is the Company’s Interim President and Chief Executive Officer and Chairman of the Board, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, beneficially owned approximately 35.4% of the Company’s outstanding common stock. Sol Price and Robert E. Price additionally own approximately 8.3% of the Company’s outstanding shares of Series A Preferred Stock, which is convertible, at the holder’s option, into approximately 1% of the Company’s outstanding common stock, and Messrs. R. Price and S. Price also beneficially own all of the Company’s outstanding Series B Preferred Stock, which is convertible, at the holder’s option, into approximately 13.8% of the Company’s outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2004, the Company had a total of 25 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the nine months ended May 31, 2004, approximately 79% of the Company’s net warehouse sales were in foreign currencies. Also, as of May 31, 2004, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of 73% between the quarter ended May 31, 2003, and the quarter ended May 31, 2004. Foreign exchange transaction losses, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the nine months ended May 31, 2004 and 2003, were approximately $555,000 and $1.7 million, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1(1)	Amended and Restated Bylaws of the Company.

3.2	Amendment to Amended and Restated Bylaws of the Company.

10.1	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.2	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.3	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.4	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.5	Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 6, 2004.

10.6	Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 20, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	PRICESMART, INC.

Date: July 15, 2004	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date: July 15, 2004	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2004	August 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,559	$17,722
Receivables, net of allowance for doubtful accounts of $637 and $698, respectively	3,434	5,970
Receivables from unconsolidated affiliate	1,234	1,086
Merchandise inventories	59,057	73,668
Prepaid expenses and other current assets	10,806	8,004
Income tax receivable	—	1,331

Total current assets	84,090	107,781

Restricted cash	28,405	32,129
Property and equipment, net	177,116	186,027
Goodwill, net	23,071	23,071
Deferred tax assets	16,327	16,502
Other assets	8,667	8,579
Investment in unconsolidated affiliate	13,097	16,996

TOTAL ASSETS	$350,773	$391,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$14,080	$20,086
Accounts payable	52,666	68,504
Accounts payable to and advances received from related parties	11,744	—
Accrued salaries and benefits	3,924	3,556
Deferred membership income	3,931	4,080
Income tax payable	731	—
Other accrued expenses	11,394	9,142
Long-term debt, current portion	15,733	14,426

Total current liabilities	114,203	119,794
Deferred rent	1,079	968
Accrued closure costs	3,953	3,128
Long-term debt, net of current portion	85,534	99,616

Total liabilities	204,769	223,506
Minority interest	3,712	8,160
Commitment and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock– 20,000 shares designated, issued and outstanding (liquidation preference of $21,467 and $20,267, respectively)	19,914	19,914
Series B convertible preferred stock– 30,000 shares designated, 22,000 shares issued and outstanding (liquidation preference of $23,574 and $22,254, respectively)	21,975	21,983
Common stock, $.0001 par value, 20,000,000 shares authorized; 7,775,655 and 7,285,563 shares issued, respectively	1	1
Additional paid-in capital	170,356	164,120
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(467)	(685)
Deferred compensation	(2,165)	(1,314)
Accumulated other comprehensive loss	(17,798)	(14,022)
Accumulated deficit	(43,506)	(24,560)
Less: treasury stock at cost; 413,650 shares	(9,397)	(9,397)

Total stockholders’ equity	142,292	159,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,773	$391,085

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Revenues:
Sales:
Net warehouse	$142,170	$160,836	$447,379	$496,262
Export	169	2,292	978	5,954
Membership income	2,232	2,028	6,512	6,290
Other revenue	1,423	1,507	4,671	5,592

Total revenues	145,994	166,663	459,540	514,098

Operating expenses:
Cost of goods sold:
Net warehouse	122,521	143,342	386,994	428,997
Export	167	2,212	998	5,691
Selling, general and administrative:
Warehouse operations	19,976	20,955	60,918	59,865
General and administrative	5,490	7,197	16,510	16,381
Preopening expenses	322	649	488	1,513
Asset impairment and closure costs	3,684	—	5,416	—

Total operating expenses	152,160	174,355	471,324	512,447

Operating (loss) income	(6,166)	(7,692)	(11,784)	1,651

Other income (expense):
Interest income	581	791	1,849	2,235
Interest expense	(2,557)	(2,955)	(7,958)	(7,997)
Other income (expense)	(25)	4	(117)	18
Income from related party	500	—	500	—
Equity of unconsolidated affiliate	(565)	(905)	(1,346)	(2,318)
Minority interest	2,601	822	3,610	712

Total other income (expense)	535	(2,243)	(3,462)	(7,350)

Loss before income taxes	(5,631)	(9,935)	(15,246)	(5,699)
Provision (benefit) for income taxes	991	(2,226)	1,180	(786)

Net loss	(6,622)	(7,709)	(16,426)	(4,913)
Preferred dividends	840	400	2,520	1,200

Net loss attributable to common stockholders	$(7,462)	$(8,109)	$(18,946)	$(6,113)

Loss per share – common stockholders:
Basic	$(1.01)	$(1.18)	$(2.61)	$(0.89)
Diluted	$(1.01)	$(1.18)	$(2.61)	$(0.89)
Shares used in per share computation:
Basic	7,362	6,872	7,268	6,863
Diluted	7,362	6,872	7,268	6,863

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2004	May 31, 2003
OPERATING ACTIVITIES:
Net loss	$(16,426)	$(4,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,860	11,136
Allowance for doubtful accounts	(61)	(6)
Asset impairment	3,256	—
Deferred income taxes	175	(231)
Minority interest	(3,610)	(712)
Equity in losses of unconsolidated affiliate	1,346	2,318
Compensation expense recognized for stock options	479	1,011
Cancellation of note receivable from stockholder	114	—
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	2,067	(6,292)
Merchandise inventory	14,611	8,918
Accounts payable and accounts payable to related parties	(9,092)	388

Net cash flows provided by operating activities	3,719	11,617

INVESTING ACTIVITIES:
Advance received for sale of property	5,000	—
Additions to property and equipment	(3,383)	(20,286)
Investment in unconsolidated affiliate	—	(9,000)
Sale of marketable securities	—	3,015
Issuance of notes receivable	—	(1,000)

Net cash flows provided by (used in) investing activities	1,617	(27,271)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	59,728	67,050
Repayment of bank borrowings	(78,509)	(49,126)
Restricted cash	3,724	(10,167)
Issuance of common stock	5,000	—
Dividends on convertible preferred stock	—	(1,200)
Contributions by minority interest shareholders	—	3,263
Sale of treasury stock – Nicaragua joint venture	—	2,433
Proceeds from exercise of stock options	—	130
Issuance costs of Series B Preferred stock	(8)	—
Payment on notes receivable from stockholder	10	84

Net cash flows provided by (used in) financing activities	(10,055)	12,467
Effect of exchange rate changes on cash and cash equivalents	(3,444)	(6,605)

Net decrease in cash and cash equivalents	(8,163)	(9,792)
Cash and cash equivalents at beginning of period	17,722	25,097

Cash and cash equivalents at end of period	$9,559	$15,305

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,644	$8,206
Income taxes	$1,848	$1,174

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2004

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2003	42	$41,897	7,286	$1	$164,120	$3,379	$(685)	$(1,314)	$(14,022)	$(24,560)	414	$(9,397)	$159,419
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(2,520)	—	—	(2,520)
Issuance of common stock	—	—	500	—	5,000	—	—	—	—	—	—	—	5,000
Cancellation of stockholders notes receivable	—	—	(10)	—	(94)	—	208	—	—	—	—	—	114
Common stock issued and stock compensation expense	—	—	—	—	1,330	—	—	(1,330)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	479	—	—	—	—	479
Payment on notes receivable from stockholders	—	—	—	—	—	—	10	—	—	—	—	—	10
Issuance costs on series B preferred stock	—	(8)	—	—	—	—	—	—	—	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	—	(16,426)	—	—	(16,426)
Translation adjustment	—	—	—	—	—	—	—	—	(3,776)	—	—	—	(3,776)

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,202)

Balance at May 31, 2004	42	$41,889	7,776	$1	$170,356	$3,379	$(467)	$(2,165)	$(17,798)	$(43,506)	414	$(9,397)	$142,292

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2004

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2004, the Company had 25 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (four in Panama, three each in Costa Rica and the Philippines, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also had three warehouse clubs in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. During the second quarter of fiscal year 2004, the Company closed its warehouse club in Guam. In fiscal 2003, the Company closed three warehouse clubs, one each in Guatemala, Dominican Republic and Philippines. There also were 12 warehouse clubs in operation (11 in China and one in Saipan, Micronesia) licensed to and operated by local business people as of May 31, 2004. The Company principally operates under one segment in three geographic regions.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $43.5 million and a working capital deficit of $30.1 million as of May 31, 2004. For the nine months ended May 31, 2004, the Company had a net loss attributable to common stockholders of $18.9 million; however it provided cash from operating activities of $3.7 million. At May 31, 2004, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements and has requested, but not yet received, all necessary waivers. The Company’s ability to fund its operations and service debt during fiscal 2004 is dependent on its ability to generate cash flow from operations, extend or refinance short-term credit facilities, continue to be granted sufficient vendor credit and continue to receive waivers from those lenders where covenant violations exist. The Company closed three unprofitable warehouses as of August 31, 2003 and closed an additional warehouse club as of December 24, 2003, in order to increase cash flows for fiscal 2004. The Company also intends to reduce certain controllable warehouse expenses. The Company believes it will be successful in funding its fiscal 2004 operations, obtaining any necessary covenant violation waivers and extending or refinancing its indebtedness with short term credit maturities beyond fiscal 2004. Should the Company be unsuccessful in obtaining the necessary waivers or extending or refinancing its indebtedness with short term maturities from third-parties when they come due, it has entered into an agreement with the Sol and Helen Price Trust giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s book value for the respective properties. The specified real property covers both the land and building at nine warehouse club locations. As of May 31, 2004, the net book value of this real property is approximately $53.4 million, with approximately $31.9 million of encumbrances (including $5.0 million received as an advance payment for one of these properties). Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building. Management believes that its existing working capital, along with existing availability in credit facilities, the aforementioned agreement with the Sol and Helen Price Trust, the agreement with The Price Group, LLC and other potential sources of liquidity are sufficient to fund its operations for the foreseeable future.

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

Stock-Based Compensation - As of May 31, 2004, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the nine months ended May 31, 2004 and May 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested awards during each period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net loss, as reported	$(7,462)	$(8,109)	$(18,946)	$(6,113)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	180	947	479	1,011
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(683)	(1,645)	(1,988)	(3,105)

Pro forma net loss	$(7,965)	$(8,807)	$(20,455)	$(8,207)
Loss per share:
Basic-as reported	$(1.01)	$(1.18)	$(2.61)	$(0.89)
Basic-pro forma	$(1.08)	$(1.28)	$(2.81)	$(1.20)
Diluted-as reported	$(1.01)	$(1.18)	$(2.61)	$(0.89)
Diluted-pro forma	$(1.08)	$(1.28)	$(2.81)	$(1.20)

Accounting Pronouncements—In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this interpretation did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this provision, effective for arrangements entered into or modified after December 31, 2002, cash consideration received from a vendor is generally presumed to be a reduction of the prices of the vendor’s products and, therefore, should be characterized as a reduction of these costs. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported results, but certain consideration which had been classified as other income in prior years is now reflected as a reduction of cost of sales. As permitted by the transition provisions of EITF 02-16, other income and cost of sales in prior periods have been reclassified to conform to the current period presentation. This resulted in a decrease in other income and an offsetting decrease in net warehouse cost of goods sold of $292,000 and $1.5 million for the nine-month periods ended May 31, 2004 and May 31, 2003, respectively.

Emerging Issues Task Force Issue No. 03-10 (“EITF 03-10”), “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”, provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met, otherwise, such consideration would be recorded as a decrease in cost of goods sold. The provisions of EITF 03-10 became effective for transactions entered into by consumers in fiscal periods beginning after November 25, 2003 and, therefore apply to transactions starting with the Company’s fiscal second quarter of 2004. The adoption of EITF 03-10 did not affect the Company’s consolidated gross profit or net loss, as there was not a material impact on the consolidated financial statements.

Reclassifications - Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2004	August 31, 2003
Land	$34,123	$34,289
Building and improvements	124,591	124,345
Fixtures and equipment	68,444	69,108
Construction in progress	494	2,780

	227,652	230,522
Less: accumulated depreciation	(50,536)	(44,495)

Property and equipment, net	$177,116	$186,027

Building and improvements includes capitalized interest costs of $1.7 million and $1.5 million as of May 31, 2004, and August 31, 2003, respectively.

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants), except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net loss attributable to common stockholders	$(7,462)	$(8,109)	$(18,946)	$(6,113)
Determination of shares:
Common shares outstanding	7,362	6,872	7,268	6,863
Assumed conversion of:
Stock options	—	—	—	—
Preferred stock	—	—	—	—
Warrants	—	—	—	—

Diluted average common shares outstanding	7,362	6,872	7,268	6,863
Net loss attributable to common stockholders:
Basic loss per share	$(1.01)	$(1.18)	$(2.61)	$(0.89)
Diluted loss per share	$(1.01)	$(1.18)	$(2.61)	$(0.89)

NOTE 5—ASSET IMPAIRMENT AND CLOSURE COSTS

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, Philippines and Guatemala. The warehouse clubs were closed June 15, 2003, August 3, 2003 and August 15, 2003, respectively. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. During the second quarter of fiscal year 2004, the Company closed its warehouse club in Guam; the last day of operations was December 24, 2003. During the first nine months of fiscal year 2004, the Company recorded approximately $2.2 million of additional closure costs related to the four closed warehouse clubs. The Company also recorded approximately $3.3 million in non-cash impairment charges related to the write-down of the carrying value of the building at the closed warehouse club in the Philippines. This charge results from revised cash flow estimates regarding the marketability of the land and building for this location. The original estimate regarding the market price of leasing these assets was derived from negotiations that discontinued during the second quarter of fiscal 2004. At that time, the Company believed the price being offered was a reasonable estimate of market value. However, during the third quarter an offer (which is still under review) was received at a significantly lower price, therefore, the Company has revised its estimates downward.

A reconciliation of the liability as of August 31, 2003 to the ending liability for warehouse club locations that were closed as of May 31, 2004 is as follows (in thousands):

	Liability as of August 31, 2003	Charged to Expense	Costs Paid	Non-cash Amounts	Liability as of May 31, 2004
Lease obligations	$3,788	1,101	(573)	539	$4,855
Asset impairment	—	3,256	—	(3,256)	—
Other associated costs	190	1,059	(1,179)	—	70

Total	$3,978	5,416	(1,752)	(2,717)	$4,925

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

On December 5, 2003, a shareholder derivative complaint was filed against the Company as a nominal defendant and certain of the Company’s current and former officers and directors, in the Superior Court of the State of California, County of San Diego. Based on the Company’s restatement and the filing of the Federal Class Action Complaints, the derivative complaint purportedly alleges claims for breach of fiduciary duty, abuse of control, gross mismanagement, wasted corporate assets, unjust enrichment and violations of the California Corporations Code. On April 5, 2004, defendants filed a demurrer to the derivative complaint, as well as a motion to stay the derivative action pending resolution of the Federal Class Action Complaints and a motion requiring plaintiff to post a bond. In response to the demurrer, plaintiff filed a Notice of Intent to Amend its Complaint by July 23, 2004. Pursuant to a stipulation, defendants withdrew the remaining motions, which they may refile along with their response to the amended complaint. Plaintiff’s pending discovery requests remain stayed.

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

NOTE 7—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2004, the Company, through its majority or wholly owned subsidiaries, had $14.1 million outstanding in short-term borrowings through 13 separate facilities, which are secured by certain assets of its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and typically is renewed. As of May 31, 2004, the Company had approximately $16.0 million available on these facilities.

The Company’s long-term debt is collateralized by certain land, building, fixtures and equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentages, except for approximately $28.4 million as of May 31, 2004, which is secured by collateral deposits for the same amount and which deposits are included in restricted cash on the balance sheet. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased. Certain short-term borrowings, $2.0 million as of May 31, 2004, have been excluded from current liabilities because the Company refinanced it in June 2004 and that amount is included in long-term debt, net of current portion.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $5.0 million note (current outstanding amount $4.1 million), for which the Company has requested, but not yet, received a written waiver of its noncompliance; (ii) debt service ratio for a $11.3 million note (current outstanding amount $3.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (current outstanding amount $4.2 million), for which the Company has requested and received a written waiver of its noncompliance; (iv) debt service ratio, cash coverage ratio, and interest coverage ratio for a $3.5 million note (current outstanding amount $1.3 million), for which the Company has reached an agreement to amend the financial covenants and is in the process of finalizing an amendment to the loan agreement; and (v) debt to equity ratio for a $7.0 million note (current outstanding amount $5.3 million), for which the Company has requested, but not yet received, a written waiver.

The Company has a credit agreement for $7.5 million which can be used for short-term borrowings or standby letters of credit. As of May 31, 2004, short-term borrowings include $1.1 million and there are $4.5 million of outstanding letters of credit related to this agreement.

NOTE 8—RELATED-PARTY TRANSACTIONS

The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with third-party customers. For the first nine months of fiscal 2004, export sales to PriceSmart Mexico were approximately $521,000, and are included in total export sales of $978,000 on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized gross profit margin from these sales. Salaries and other administrative services charged to PriceSmart Mexico in the same period were approximately $156,000.

In October 2003, entities affiliated with Robert E. Price, Chairman of the Board and Interim President and Chief Executive Officer of PriceSmart, and Sol Price, a significant shareholder of PriceSmart and father of Robert E. Price, purchased an aggregate of 500,000 shares of PriceSmart common stock for $5.0 million.

In February 2004, the Company entered into an agreement with The Price Group, LLC which provides the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of The Price Group, LLC and collectively own more than 80% of that entity. This agreement allows The Price Group, LLC to place a lien on merchandise inventories in the United States as security for such financing. Interest accrues at a rate of 12% per year. As of May 31, 2004, approximately $6.7 million was owed under this agreement and the Company has incurred approximately $96,000 of interest expense.

It is anticipated that in July 2004 this agreement will be modified to provide: (i) for an additional $5.0 million (for a total of $15.0 million) of purchase order financing; and (ii) for additional security for such additional financing, consisting of a pledge of either the Company’s shares of PriceSmart Real Estate Panama, S.A., or the Company’s shares of PSMT Mexico, S.A. de C.V.

In April 2004, the Company received $500,000 from its then landlord, Price Legacy Corporation, as an incentive to terminate early the lease of its corporate headquarters. Sol Price is a principal stockholder of Price Legacy Corporation and directors James F. Cahill, Murray L. Galinson and Jack McGrory are on its board of directors. For the nine months ended May 31, 2004, the Company paid Price Legacy $194,000 in rent.

In May 2004, the Company entered into an agreement with The Price Group, LLC to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price will be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement The Price Group made an initial payment of $5.0 million during the third quarter of fiscal 2004, with the balance to be paid upon closing, and if the closing does not occur for any reason the initial payment shall be returned to The Price Group (plus accrued interest at the rate of 8% per annum). The agreement is subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Company’s Board of Directors of the final terms of the agreement.

Edgar Zurcher, who is a director of the Company, is also a partner in a law firm the Company utilizes in legal matters with which it has incurred legal expenses of approximately $104,000 for the nine months ended May 31, 2004. Mr. Zurcher also rents retail space from the Company, through an entity that operates Payless ShoeSource retail stores in Latin America and the Caribbean. The Company has recorded approximately $538,000 in rental income for this space for the nine months ended May 31, 2004. The Company also receives rental income from Banca Promerica, of which Mr. Zurcher is chairman, for the rental of retail space for bank branches. The Company has recorded approximately $216,000 of rental income for this space.

The Company previously utilized the importation and exportation businesses of one of its minority shareholders in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia and under which it currently utilizes the minority shareholder as an import broker for the importation of merchandise into the Philippines. As of May 31, 2004, the Company had a total of approximately $650,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

In conjunction with the departure of the Company’s former Chief Financial Officer and a Senior Vice President of Operations, 9,908 shares of the Company’s common stock purchased by those officers with notes receivable from the Company were retired. This resulted in a charge of $114,000 to severance costs.

NOTE 9 – SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of May 31, 2004 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Nine Months Ended May 31, 2004
Total revenue	$2,273	$264,253	$143,796	$49,218	$459,540
Operating income (loss)	(3,396)	4,283	(4,867)	(7,804)	(11,784)
Identifiable assets	65,597	146,740	87,596	50,840	350,773

Nine Months Ended May 31, 2003
Total revenue	$7,134	$277,199	$133,972	$95,793	$514,098
Operating income (loss)	(7,072)	10,051	(1,107)	(221)	1,651
Identifiable assets	79,390	153,352	101,605	64,525	398,872

Year Ended August 31, 2003
Total revenue	$8,469	$359,581	$177,853	$114,794	$660,697
Operating loss	(5,954)	(1,160)	(7,113)	(10,043)	(24,270)
Identifiable assets	83,853	156,554	98,581	52,097	391,085