Form 10-K
period 2004-08-31
PRICESMART INC
filed 2004-11-24
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22793

PRICESMART, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0628530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9740 SCRANTON RD, SAN DIEGO, CA 92121

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (858) 404-8800

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 29, 2004 was $27,250,527, based on the last reported sale of $7.05 per share on February 27, 2004.

As of November 12, 2004, a total of 15,301,736 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2004 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2005 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended August 31, 2004

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

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2004 and August 31, 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2004)	Number of Warehouse Clubs in Operation (as of August 31, 2003)	Ownership (as of August 31, 2004)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	66%	Consolidated
Philippines	4	3	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	26	26

Mexico	3	3	50%	Equity

Grand Totals	29	29

During fiscal 2004, the Company opened a new U.S.-style membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. At the end of fiscal 2004, the total number of consolidated warehouse clubs in operation was 26, operating in 12 countries and one U.S. territory in comparison to 26 warehouse clubs operating in 12 countries and two U.S. territories at the end of fiscal 2003, and 26 consolidated warehouse clubs operating in ten countries and two U.S. territories at the end of fiscal 2002. The average life of the 26 warehouse clubs in operation as of August 31, 2004 was 47 months. The average life of the 26 warehouse clubs in operation as of August 31, 2003 was 36 months. The Company anticipates opening a new warehouse club in San Jose, Costa Rica sometime in the second half of 2005. The Company had three additional warehouse clubs in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. as of the end of fiscal years 2004 and 2003.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there were 12 warehouse clubs in operation (11 in China and one in Saipan, Micronesia) licensed to and operated by local business people, through which the Company had been primarily earning a licensee fee on a per warehouse club basis (see “International Licensee Business”), at the end of fiscal 2004, compared to 14 licensed warehouse clubs at the end of fiscal 2003.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Latin America, the Caribbean and Asia using the trade name “PriceSmart.” The warehouse clubs sell basic consumer goods, to individuals and businesses, typically comprised of approximately 45% U.S.-sourced merchandise and approximately 55% locally sourced merchandise, with an emphasis on quality and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins. The typical no-frills warehouse club-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, photo centers, pharmacy and optical departments. The shopping format generally includes an annual membership fee of approximately $25.

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

Business Strategy

PriceSmart’s mission is to efficiently operate U.S.-style membership warehouse clubs in Latin America, the Caribbean, and the Philippines that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees as well as a fair return to PriceSmart stockholders. The Company delivers quality imported U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides the highest possible value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

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

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred revenue is presented separately on the face of the balance sheet and totaled $4.2 million and $4.1 million as of August 31, 2004 and 2003, respectively. PriceSmart’s membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company’s historical rate of membership fee refunds has been approximately 0.5% of membership income, or approximately $45,000, $42,000 and $45,000 for each of the years ended August 31, 2004, 2003 and 2002, respectively.

Expansion Plans

In the past, the Company has rapidly expanded into new countries and markets as part of its strategy to gain volume buying benefits and to move quickly into underserved areas. The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing portfolio provides the opportunity for improved sales and profitability. However, the Company continues to identify and evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company recently announced that it has acquired land in San Jose, Costa Rica for the future construction of a fourth warehouse club in that country.

Warehouse Club Closings and Asset Impairment

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, Ortigas, Metro Manila, Philippines and Guatemala. The Company also closed its warehouse club in Guam on December 24, 2003 and its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

As a result of the closures mentioned above, during fiscal 2003, the Company recorded closure costs and impairment charges of $7.2 million related to those warehouse clubs closed as of August 31, 2003. Impairment charges of $1.9 million were included in the $7.2 million, reflecting the difference between the carrying value and the fair value of those long-lived assets (building improvements and fixtures and equipment) that were not expected to be utilized at future warehouse club locations. Also during fiscal 2003, the Company recorded non-cash asset impairment charges of $4.5 million to write-down long-lived assets related to underperforming warehouse clubs in Guam (subsequently closed in fiscal 2004) and the United States Virgin Islands. These charges also reflected the difference between the carrying value and fair value of those long-lived assets that were not expected to be utilized at future warehouse club locations. The fair value of long-lived assets was based on estimated selling prices for similar assets.

During fiscal 2004, the Company recorded approximately $3.5 million of additional closure costs related to the four closed warehouse clubs and one closed distribution center. The Company also recorded approximately $3.2 million in non-cash impairment charges related to the write-down of the carrying value of the building at the closed warehouse club in the Philippines. This charge results from revised cash flow estimates regarding the marketability of the land and building for this location. The original estimate regarding the market price of leasing these assets was derived from negotiations that discontinued during the second quarter of fiscal 2004. At that time, the Company believed the price being offered was a reasonable estimate of market value. However, during the third quarter an offer was received at a significantly lower price; therefore, the Company revised its estimates downward.

During the fourth quarter of fiscal 2004, due to the historical operating losses and management’s assessment as to the inability to recover the full carrying amount of its investment in PSMT Mexico, S.A. de C.V., the Company recorded charge of $3.1 million to reduce the Company’s “investment in unconsolidated affiliate.” The Company is a 50% shareholder in PSMT Mexico, S.A. de C.V. and accounts for its investment under the equity accounting method.

International Licensee Business

The Company had 12 warehouse clubs in operation (11 in China and one in Saipan, Micronesia) licensed to and operated by local business people at the end of fiscal 2004, through which the Company had been primarily earning license fees on a per warehouse club basis, and also earns other fees in connection with certain licensing and technology transfer agreements and sales of products purchased from the Company.

During the second fiscal quarter of 2004, representatives of the Company and its China licensee held discussions with regards to payments to be made by the licensee to the Company under the PRC Technology License Agreement (Amended) entered into in February 2001. In this regard, the licensee has failed to satisfy certain of these payment obligations, has asked the Company to relieve it from some of the payment obligations and has sought related modifications to the parties’ relationship. During the pendency of the parties’ discussions, the Company agreed to a temporary moratorium on certain payment obligations. In October 2004, the Company concluded that, in view of the lack of substantive progress arising from the parties’ discussions, it should proceed with sending a notice of default relating to the licensee’s non-payment. Accordingly, on October 7, 2004, the Company issued a notice of default to the licensee, demanding the payment of $1,403,845 within 30 days for previously unbilled license fees and interest. As of November 18, 2004 such payment has not been received. Accordingly, the Company currently plans to terminate the PRC Technology License Agreement (Amended), as well as the PRC Trademark License Agreement which also has been entered into by the Company and the licensee. As a result of the above, the Company has fully reserved the outstanding receivable by recording a bad debt expense of $0.6 million and did not record revenue from this license relationship in the fourth quarter.

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

Employees

As of August 31, 2004, the Company and its consolidated subsidiaries had a total of 3,314 employees. Approximately 94% of the Company’s employees were employed outside of the United States.

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

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003 and 2004 and may continue to incur losses in future periods. The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, and approximately $33.3 million in fiscal 2004, including $9.8 million of asset impairment and closing charges. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return the Company to profitability. The Company is also seeking to reduce its carrying costs by seeking alternative uses for, disposing of or leasing buildings and fixtures from its closed warehouse clubs. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company is required to comply with financial covenants governing its outstanding indebtedness. Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of August 31, 2004, the Company was in compliance with all of these covenants, except for the following: (i) current ratio and cash flow to debt service and projected debt service ratio for a $5.0 million note (with a remaining balance of $4.1 million), however, the Company repaid the remaining balance of this note on of September 15, 2004; (ii) debt service ratio for a $11.3 million note (with a remaining balance of $2.6 million), for which the Company has requested but not yet received a written waiver of its noncompliance; (iii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with a remaining balance of $4.0 million), for which the Company has requested but not yet received a written waiver of its noncompliance; and (iv) debt to equity ratio for a $7.0 million note (with a remaining balance of $3.9 million), for which the Company has requested, but not yet received, a written waiver. The Company also has $27.9 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness. In addition, if the Company fails to comply with the covenants governing its indebtedness, the Company may need additional financing in order to service or extinguish the indebtedness. Some of the Company’s vendors also extend trade credit to the Company and allow payment for products upon delivery. If these vendors extend less credit to the Company or require pre-payment for products, the Company’s cash requirements and financing needs may increase further. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

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

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business. The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of August 31, 2004, the Company had in operation 26 consolidated warehouse clubs in 12 countries and one U.S. territory (four each in Panama and the Philippines; three in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company opened one new warehouse club in Aseana City, Metropolitan Manila, Philippines in early June 2004.

The success of the Company’s business will depend to a significant degree on the Company’s ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company’s existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution channels and systems and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company has taken and continues to take steps to improve significantly its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified. Subsequent to the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP issued the Company a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considered to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies reported by Ernst & Young LLP indicated that the Company’s internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s internal controls failed to identify that the Philippines and Guam subsidiaries failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified by the Company and by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. If any such material weakness were to exist, the Company may not be able to prevent or detect a material misstatement of its annual or interim consolidated financial statements. Further, despite its efforts to improve its internal control structure, the Company may not be entirely successful in remedying internal control deficiencies that were previously identified. Any failure to timely remediate control gaps discovered in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise could harm our operating results and cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

The Company is currently defending litigation relating to its financial restatement. Following the announcement of the restatement of its financial results for fiscal year 2002 and the first three quarters of fiscal 2003 in November 2003, the Company received notice of six class action lawsuits filed against it and certain of its former directors and officers purportedly brought on behalf of certain of its current and former holders of the Company’s common stock, and a seventh class action lawsuit filed against it and certain of its former directors and officers purportedly on behalf of certain holders of the Company’s Series A preferred stock and a class of common stock purchasers. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. All of the federal securities actions were consolidated by an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff is to file a consolidated complaint in late November 2004, and the Company will have until late January 2005 to move to dismiss or otherwise respond to the consolidated complaint.

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Terms of the settlement include: (i) dismissal of the Series A Preferred lawsuit; (ii) the entry of an order releasing claims that were or could have been brought by the Series A subclass arising out of or relating to the purchase or ownership of the Series A preferred stock; (iii) the Series A Preferred subclass will be offered the opportunity to exchange their Series A preferred stock for shares of the Company’s common stock valued at such purpose at a price of $10.00 per share; and (iv) the payment by the Company of attorneys’ fees and costs in the amount of $325,000 (to be funded by the Company’s director and officer liability insurance policy).

If the Company chooses to settle the remaining consolidated class action lawsuit without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these remaining cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs.

On September 3, 2004, the Company also entered into a Stipulation of Settlement for a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. In the Stipulation of Settlement, the parties agreed that the prosecution and pendency of the litigation was a factor in the Company’s agreement to seek to implement the Financial Program announced by the Company on September 3, 2004. On November 12, 2004, the settlement was approved. Terms of the settlement include: (i) dismissal with prejudice of the derivative lawsuit; (ii) the entry of a judgment containing a release for the benefit of defendants; and (iii) payment by the Company of attorneys’ fees and costs in the amount of $325,000 (to be funded by the Company’s director and officer liability insurance policy).

The United States Securities and Exchange Commission has informed the Company that it is conducting an investigation into the circumstances surrounding the restatement.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 45% of the merchandise that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, as well as expense controls, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company’s warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s business requires effective assistance from local business people. As a result, existing disputes with minority interest shareholders or other disputes with local business people upon whom the Company depends could adversely affect the Company’s business. Several of the risks associated with the Company’s international merchandising business may be within the control (in whole or in part) of local business people with whom it has established formal and informal strategic relationships or may be affected by the acts or omissions of these local business people. In some cases, these local business people previously held minority interests in joint venture arrangements and now hold shares of the Company’s common stock. No assurances can be provided that these local business people will effectively help the Company in their respective markets. The failure of these local business people to assist the Company in their local markets could harm the Company’s business, financial condition and results of operations.

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan operations (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% return upon respective capital investments in the Guatemalan operations. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company has responded that it disagrees with virtually all of these additional assertions, and the minority shareholder has advised that it may commission an audit with regard to such matters. The Company expects that it and the Guatemalan minority shareholder will continue to review these matters and discuss their differences, but there can be no assurance of mutually acceptable resolution via negotiation of these matters or that any resolution will not have a material adverse effect on the Company’s business and results of operations.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” can be reached (and hence the buy-sell provisions do not become applicable) until after the respective shareholders’ principal representatives have met to discuss pending issues. It is currently anticipated that the Company and the Philippine minority shareholders will continue to review these matters and discuss differences, but there can be no assurance of a mutually acceptable resolution via negotiation of these matters or that any resolution will not have a material adverse effect on the Company’s business and results of operations.

Also, the Company has agreements with Banco Promerica and its affiliates (collectively “Promerica”) by which the Company and Promerica have issued co-branded credit cards, used primarily in its Latin American segment, that reduce the costs to the Company of credit card processing fees associated with the use of these cards in its warehouse clubs. Edgar Zurcher, who is a director of the Company, is also Chairman of the Board of Banca Promerica (Costa Rica) and is also a director of Banco Promerica (El Salvador). If, for any reason, the Company were unable to continue to offer the co-branded credit card and if the Company was unable to promptly enter into a similar program with another credit card service provider, the result would be an increase in the Company’s costs and potentially a negative effect on sales.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes, typhoons and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of the Company’s warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business. The success of the Company’s operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company’s foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company’s growth, sales and profitability. In addition, a significant decline in these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any general instability in the national or regional economies of the foreign countries, in which the Company currently operates, could have a material adverse effect on the Company’s business, financial condition and results of operations.

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of October 29, 2004, Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 62.0% of the Company’s common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange. The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2004, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For fiscal 2004, approximately 78% of the Company’s net warehouse sales were in foreign currencies. Also, as of August 31, 2004, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction losses, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for fiscal 2004, 2003 and 2002 were approximately $579,000, $605,000 and $1.2 million, respectively.

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

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill of approximately $23.1 million. The Company performed its impairment test on goodwill as of August 31, 2004 and August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company is currently preparing for, and incurring significant expenses related to compliance with Section 404, which for fiscal year 2005 has been estimated at approximately $1.7 million. However, it cannot be assured that the Company and its advisors have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that the Company will be able to effectively meet all of the requirements of Section 404 as currently known to the Company in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management’s being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors’ providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

Item 2. Properties

Warehouse Club Properties. The Company, through its majority or wholly owned ventures or equity joint venture, owns and/or leases properties in each country or territory in which it operates warehouse clubs. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse club locations currently owned and/or leased by country or territory:

Country / Territory	Date Opened or Anticipated	Date Closed	Ownership / Lease
Panama:
Los Pueblos	October 25, 1996		Own land and building
Via Brazil	December 4, 1997		Lease land and building
El Dorado	November 11, 1999		Lease land and building
David	June 15, 2000		Own land and building
Guatemala:
Mira Flores	April 8, 1999		Lease land and building
Guatemala City	August 24, 2000	August 15, 2003	Lease land and building
Pradera	May 29, 2001		Lease land and building
Costa Rica:
Zapote	June 25, 1999		Own land and building
Escazu	May 12, 2000		Own land and building
Heredia	June 30, 2000		Own land and building
Moravia	Second half, calendar 2005		Will own land and building
Dominican Republic:
Santo Domingo	December 10, 1999		Own land and building
Santiago	December 14, 1999		Own land and building
East Santo Domingo	October 12, 2000	June 15, 2003	Own land and building
El Salvador:
Santa Elena	August 26, 1999		Own land and building
San Salvador	April 13, 2000		Own land and building
Honduras:
San Pedro Sula	September 29, 1999		Own land and building
Tegucigalpa	May 31, 2000		Lease land and building
Aruba:
Oranjestad	March 23, 2001		Lease land and building
Barbados:
Bridgetown	August 31, 2001		Lease land and building
Philippines:
Fort Bonifacio	May 18, 2001		Lease land(1)
Ortigas	November 8, 2001	August 3, 2003	Lease land(1)
Congressional	March 15, 2002		Lease land(1)
Alabang	November 16, 2002		Lease land(1)
Aseana	June 9, 2004		Lease land(1)
Trinidad:
Chaguanas	August 4, 2000		Own land and building
Port of Spain	December 5, 2001		Lease land(1)
U.S. Virgin Islands:
St. Thomas	May 4, 2001		Lease land(1)
Guam:
Barrigada	March 8, 2002	December 24, 2003	Lease land and building
Jamaica:
Kingston	March 28, 2003		Own land and building
Nicaragua:
Managua	July 25, 2003		Own land and building
Mexico:
Irapuato	November 14, 2002		Own land and building(2)
Celaya	November 16, 2002		Own land and building(2)
Queretaro	March 1, 2003		Own land and building(2)

(1)	The Company constructed, at its expense, the building on land that it leases.
(2)	Warehouse clubs are operated through a 50/50 joint venture which is accounted for under the equity method.

Corporate Headquarters. The Company maintains its headquarters at 9740 Scranton Road, San Diego, California 92121-1745. The Company leases approximately 35,000 square feet of office space at a rate $47,115 per month, with a 2% annual increase. The current term expires on March 31, 2011. The Company also leases a 32,387 square foot facility in Commerce, California at a rate of $16,546 per month that expires on May 31, 2005. The use of the Commerce, California facility was discontinued on August 31, 2004, resulting in a charge of $149,000 to the financial statements ended as of the same date. Additionally, the Company leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $43,370 per month that expires on June 30, 2005. The second is a 24,700 square foot facility leased at a rate of $29,601 per month that expires on February 28, 2006. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Environmental Matters. The Company agreed to indemnify Price Enterprises, Inc. (“PEI”) for all of PEI’s liabilities (including obligations to indemnify Costco with respect to environmental liabilities) arising out of PEI’s prior ownership of certain properties and the real properties transferred by Costco to PEI that PEI sold prior to the special dividend of the Company’s common stock by PEI on August 29, 1997 (“Distribution”). The Company’s ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. As discussed below, certain properties are located in areas of current or former industrial activity, where environmental contamination may have occurred.

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

The Company is aware of certain environmental issues, which the Company does not expect to have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity, relating to three properties transferred from Costco to PEI that were sold prior to the Distribution. The Company agreed to indemnify PEI for environmental liabilities arising out of such properties. Set forth below are summaries of certain environmental matters relating to these properties:

Meadowlands: The Meadowlands site is an unimproved, 12.9-acre site located in Meadowlands, New Jersey. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. PEI sold the Meadowlands site on August 11, 1995. Nevertheless, PEI’s previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site.

Silver City: The Silver City site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. The Company is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

Item 3. Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

Following the announcement of the restatement of its financial results for fiscal year 2002 and the first three quarters of fiscal 2003 in November 2003, the Company received notice of six class action lawsuits filed against it and certain of its former directors and officers purportedly brought on behalf of certain of its current and former holders of the Company’s common stock, and a seventh class action lawsuit filed against it and certain of its former directors and officers purportedly on behalf of certain holders of the Company’s Series A preferred stock and a class of common stock purchasers. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. All of the federal securities actions were consolidated by an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff is to file a consolidated complaint in late November 2004, and the Company will have until late January 2005 to move to dismiss or otherwise respond to the consolidated complaint.

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Terms of the settlement include: (i) dismissal of the Series A Preferred lawsuit; (ii) the entry of an order releasing claims that were or could have been brought by the Series A subclass arising out of or relating to the purchase or ownership of the Series A preferred stock; (iii) the Series A Preferred subclass will be offered the opportunity to exchange their Series A preferred stock for shares of the Company’s common stock valued at such purpose at a price of $10.00 per share; and (iv) the payment by the Company of attorneys’ fees and costs in the amount of $325,000 (to be funded by the Company’s director and officer liability insurance policy).

If the Company chooses to settle the remaining consolidated class action lawsuit without going to trial, it may be required to pay the plaintiffs a substantial sum in the form of damages. Alternatively, if these remaining cases go to trial and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to the plaintiffs.

On September 3, 2004, the Company also entered into a Stipulation of Settlement for a stockholder derivative suit purportedly brought on the Company’s own behalf against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleges that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. In the Stipulation of Settlement, the parties agreed that the prosecution and pendency of the litigation was a factor in the Company’s agreement to seek to implement the Financial Program announced by the Company on September 3, 2004. On November 12, 2004, the settlement was approved. Terms of the settlement include: (i) dismissal with prejudice of the derivative lawsuit; (ii) the entry of a judgment containing a release for the benefit of defendants; and (iii) payment by the Company of attorneys’ fees and costs in the amount of $325,000 (to be funded by the Company’s director and officer liability insurance policy).

The United States Securities and Exchange Commission has informed the Company that it is conducting an investigation into the circumstances surrounding the restatement.

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

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan operations (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% return upon respective capital investments in the Guatemalan operations. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company has responded that it disagrees with virtually all of these additional assertions, and the minority shareholder has advised that it may commission an audit with regard to such matters. The Company expects that it and the Guatemalan minority shareholder will continue to review these matters and discuss their differences, but there can be no assurance of mutually acceptable resolution via negotiation of these matters or that any resolution will not have a material adverse effect on the Company’s business and results of operations.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” can be reached (and hence the buy-sell provisions do not become applicable) until after the respective shareholders’ principal representatives have met to discuss pending issues. It is currently anticipated that the Company and the Philippine minority shareholders will continue to review these matters and discuss differences, but there can be no assurance of a mutually acceptable resolution via negotiation of these matters or that any resolution will not have a material adverse effect on the Company’s business and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2004. However, a Special Meeting of the Company’s Stockholders was held on October 29, 2004 at the Company’s headquarters and the following Financial Program was approved:

A private placement of an aggregate of 3,164,726 shares of the Company’s common stock, par value $.0001 per share (“Common Stock”), at a price of $8 per share, to The Price Group, LLC, a California limited liability company (the “Price Group”), to be funded through the conversion of a $25.0 million bridge loan, together with accrued and unpaid interest, extended to the Company by the Price Group in August 2004.

The issuance of an aggregate of 2,200,000 shares of Common Stock to the Sol and Helen Price Trust, the Price Family Charitable Fund, the Robert and Allison Price Charitable Remainder Trust, the Robert and Allison Price Trust 1/10/75 (collectively, the “Price Trusts”) and the Price Group (collectively, with the Price Trusts, the “Series B Holders”) in exchange for all of the outstanding shares of the Company’s 8% Series B Cumulative Convertible Redeemable Preferred Stock, par value $.0001 per share (the “Series B Preferred Stock”).

The issuance of an aggregate of 2,597,200 shares Common Stock, valued for such purpose at a price of $8 per share, to the Price Group in exchange for up to $20.0 million of current obligations, plus accrued and unpaid interest, owed by the Company to the Price Group.

The issuance of up to 15,787,001 shares of Common Stock in connection with a rights offering pursuant to rights to be distributed to the holders of outstanding shares of Common Stock.

The issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds.

The issuance of up to 2,223,817 shares of Common Stock associated with an offer to exchange Common Stock, valued for such purpose at a price of $10 per share, to the holders of all of the shares of the Company’s 8% Series A Cumulative Convertible Redeemable Preferred Stock, par value $.0001 per share (the “Series A Preferred Stock”), in exchange for all of the outstanding shares of the Series A Preferred Stock at its initial stated value of $20.0 million plus all accrued and unpaid dividends.

An amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 shares.

The Company’s Annual Meeting of Stockholders is currently scheduled for 10:00 a.m. on February 25, 2005, at the Hilton San Diego Mission Valley in San Diego, California. Matters to be voted on will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

The information required by Item 5 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2004 under the heading “Market for Common Stock and Related Stockholder Matters.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2004 under the heading “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2004 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2004 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements

The information required by Item 8 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2004 under the heading “Financial Statements.”

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

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Interim Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart’s web site at http://www.pricesmart.com/IR/Investors.htm. PriceSmart intends to disclose future amendments to, or waivers from, certain provision of its code of ethics within five business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for February 25, 2005 under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for February 25, 2005 under the headings “Information Regarding the Board,” “Executive Compensation and Other Information” and “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for February 25, 2005 under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for February 25, 2005 under the heading “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for February 25, 2005 under the heading “Independent Accountants.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following financial statements are incorporated by reference into Part II, Item 8 of this Form 10-K under the respective headings from the annual report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of August 31, 2004 and 2003

Consolidated Statements of Operations for the three years ended August 31, 2004

Consolidated Statements of Stockholders’ Equity for the three years ended August 31, 2004

Consolidated Statements of Cash Flows for the three years ended August 31, 2004

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K:

On July 26, 2004, the Company filed a Form 8-K under Items 5, 7, and 10 announcing that the Company’s Board of Directors approved an amendment to the Purchase Order Financing Agreement dated July 21, 2004 and waived inconsistencies with the Companies Code of Business Conduct and Ethics.

(c)	See Exhibit Index and Exhibits attached to this report

(d)	Financial Statement Schedules

See “Schedule II: Valuation and Qualifying Accounts” attached to this report

PRICESMART, INC.

EXHIBIT INDEX AND EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

10.1(1)*	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(5)*	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)*	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)*	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)*	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)*	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)*	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)*	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)*	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)*	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)*	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)*	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)*	Form of Indemnity Agreement.

10.6(1)*	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(17)*	Severance Agreement and Release of Claims dated March 31, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.7(b)(17)	Independent Contractor Agreement effective April 1, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.8(a)(18)*	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)*	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)*	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(15)*	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)*	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)*	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)*	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)*	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)*	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.9(21)*	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(22)*	Severance Agreement and Release of Claims dated September 4, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.10(b)(22)	Independent Contractor Agreement effective September 1, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.11(11)*	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.13(15)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.14(15)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.15(a)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.15(b)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.16(a)(15)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.16(b)(15)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.17(15)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.18(15)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

10.19(23)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.21(8)*	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.22(8)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.24(a)(19)	Licensee Agreement – PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.24(b)(10)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.25(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.26(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.26(a)(37)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.26(b)(37)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.27(19)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.28(9)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.29(a)(16)*	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)*	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.30(a)(9)*	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(9)*	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)*	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)*	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(36)	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.31(9)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.32(9)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.33(24)*	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.36(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.37(25)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.38(26)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.39(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.40(27)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.41(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent., Ltd.

10.42(28)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.43(a)(10)*	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)*	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)*	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)*	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)*	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(32)*	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.44(a)(10)*	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)*	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(10)*	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)*	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)*	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)*	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)*	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.45(10)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

10.46(29)*	2002 Equity Participation Plan of PriceSmart, Inc.

10.47(11)	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.47(a)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.47(b)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

10.48(30)	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

10.49(32)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines, Inc. dated July 1, 2003 for 66 million pesos.

10.50(32)	Credit Contract Warranted with Mortgage granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated May 20, 2003 for $3.0 million. (English translation)

10.51(32)	Credit Contract Guarantee with Mortgage and Bond granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated July 25, 2003 for $1.0 million. (English translation)

10.52(38)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.53(38)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.54(a)(38)	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.57(a)(36)	Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 6, 2004.

10.57(b)(36)	Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 20, 2004.

10.57(c)(12)**	Second Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated June 1,2004.

10.57(d)(12)**	Third Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated July 12, 2004.

10.57(e)(12)**	Fourth Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated August 31, 2004.

10.58(a)(35)	Promissory Note between The Price Group, LLC and the Company dated February 23, 2004 for $10.0 million.

10.58(b)(34)	Amendment to Promissory Note dated July 21, 2004.

10.59(a)(35)	Purchase Order Financing Agreement by and between The Price Group, LLC and the Company dated February 9, 2004.

10.59(b)(34)	Amendment to Purchase Order Financing Agreement dated July 21, 2004.

10.60(33)	Common Stock Purchase Agreement by and Among PriceSmart, Inc. and the Investors Listed on Exhibit A Attached thereto, dated as of October 22, 2003.

10.61(12)	Loan Agreement by and between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.61(a)(12)	Promissory note between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.62(a)(35)	Put Option Agreement by and between the Company and the Sol and Helen Price Trust dated December 15, 2003.

10.62(b)(12)	Amendment to Put Option Agreement between the Company and the Sol and Helen Price Trust dated August 31, 2004.

10.63(33)	Loan Agreement between Banco Bilboa Vizcaya Argentaria (Panama), S.A. and PriceSmart Panama, S.A. dated March 31, 2003 for $3.0 million. (English Translation)

10.64(33)	Loan Agreement between Citibank, NA Sucursal Guatemala and PriceSmart Guatemala, S.A. dated March 1, 2003 for 18,063,750 quetzales. (English translation)

13.1(12)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2003.

21.1(12)	Subsidiaries of the Company.

23.1(12)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1(12)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(12)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(12)**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(12)**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(12)	Filed herewith.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.
(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2002	$58	$197	$(72)	$183
Year ended August 31, 2003	183	1,009	(494)	698
Year ended August 31, 2004	698	914	(62)	1,550

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2004	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. PRICE	Chairman of the Board and Interim Chief Executive Officer	November 24, 2004
Robert E. Price

	Vice-Chairman of the Board	November , 2004
James F. Cahill

/s/ MURRAY L. GALINSON	Director	November 24, 2004
Murray L. Galinson

/s/ KATHERINE L. HENSLEY	Director	November 24, 2004
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 24, 2004
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 24, 2004
Lawrence B. Krause

	Director	November , 2004
Angel Losada M.

/s/ JACK MCGRORY	Director	November 24, 2004
Jack McGrory

	Director	November , 2004
Edgar A. Zurcher