Form 10-K/A
period 2004-08-31
PRICESMART INC
filed 2004-12-29
CIK 1041803

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

9740 SCRANTON ROAD, SAN DIEGO, CA 92117

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (858) 404-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE

RIGHTS TO PURCHASE SHARES OF COMMON STOCK, PAR VALUE $0.0001

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

As of November 30, 2004, a total of 17,525,607 shares of Common Stock were outstanding.

The following items of PriceSmart, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 are hereby amended. Each such item is set forth in its entirety, as amended.

Whenever we refer to “PriceSmart,” “we,” “our,” or “us” in this document, we mean PriceSmart, Inc. and its subsidiaries, unless the context suggests otherwise.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The table below indicates the name, position with our company and age of each director and executive officer of our company as of November 30, 2004:

Name	Position	Age
Robert E. Price	Chairman of the Board; Interim Chief Executive Officer	62
James F. Cahill	Vice Chairman of the Board	49
Murray L. Galinson	Director	67
Katherine L. Hensley	Director	67
Leon C. Janks	Director	55
Lawrence B. Krause	Director	74
Angel Losada M.	Director	49
Jack McGrory	Director	55
Edgar A. Zurcher	Director	54
Jose Luis Laparte	President	38
William J. Naylon	Executive Vice President and Chief Operating Officer	42
John J. Heffner	Executive Vice President and Chief Financial Officer	50
Brud E. Drachman	Executive Vice President—Construction and Private Label Merchandising	50
Robert M. Gans	Executive Vice President, Secretary and General Counsel	55
John D. Hildebrandt	Executive Vice President—Caribbean and Central America Operations	46
Thomas D. Martin	Executive Vice President—Merchandising	48
Edward Oats	Executive Vice President—Logistics	44

Robert E. Price has been Chairman of the Board of our company since July 1994, Interim Chief Executive Officer of our company since April 2003 and also served as Interim President of our company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of our company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. from July 1994 until November 1999 and was President and Chief Executive Officer of Price Enterprises from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc., which we refer to as Costco, from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company. Mr. Price served as Chairman of the Board of The Price Company from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has also been a Manager of The Price Group, LLC, a California limited liability company, since August 2000.

James F. Cahill has been Vice Chairman of the Board of Directors of our company since April 2003, has served as our Interim Chief Financial Officer from September 2003 to December 2003 and has been a director of our company since November 1999. Mr. Cahill has also served as a director of Price Enterprises since August 1997. In September 2001, Price Enterprises completed a merger transaction with its former parent, Excel Legacy Corporation, a Delaware corporation, pursuant to which a subsidiary of Price Enterprises was merged with and into Excel Legacy. Upon completion of the merger, Excel Legacy became a wholly owned subsidiary of Price Enterprises, which changed its name to Price Legacy Corporation, and Mr. Cahill continued to serve as a director until June 2004. Additionally, Mr. Cahill has been Executive Vice President of Price Entities since January 1987. In this position he has been responsible for the oversight and investment activities of the financial portfolio of

Sol Price, founder of The Price Company and related entities. Prior to 1987, Mr. Cahill was employed by The Price Company for ten years, with his last position being Vice President of Operations. Mr. Cahill has also been a Manager of The Price Group since August 2000.

Murray L. Galinson has been a director of our company since November 2000. Mr. Galinson served as a director of Price Enterprises from August 1994 until November 1999 and from January 2001 until September 2001, and he has served as a director of Price Legacy since September 2001. Additionally, Mr. Galinson has been Chairman of the Board of San Diego National Bank since May 1996 and has served as a director of San Diego National Bank since its inception in 1981. Mr. Galinson also served as President and Chief Executive Officer of San Diego National Bank from September 1984 to September 1997 and was Chairman of the Board and Chief Executive Officer of SDNB Financial Corporation from 1985 to 1997. Mr. Galinson has also been a Manager of The Price Group since August 2000.

Katherine L. Hensley has been a director of our company since July 1997 and served as a director of Price Enterprises from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to February 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940.

Leon C. Janks has been a director of our company since July 1997 and served as a director of Price Enterprises from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Director. Mr. Janks has extensive experience in domestic and international business serving a wide variety of clients in diverse businesses and is a certified public accountant.

Lawrence B. Krause has been a director of our company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on advisory boards for a number of institutions including the Institute for International Economics, the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation.

Angel Losada M. has been a director of our company since January 2002. Since May 2003, Mr. Losada has been Chairman of the Board of Directors of Grupo Gigante S.A. de C.V., one of Mexico’s largest grocery and retail store chains, after having served as Vice-Chairman of Gigante since 1973. Mr. Losada has also served as Executive President of Gigante since 2000. In addition, Mr. Losada owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. Gigante beneficially owns approximately 9.5% of the outstanding common stock. Mr. Losada also serves as Chairman of the Board of Directors of Office Depot de México, S.A. de C.V.; Chairman of the Board of Directors of Radio Shack de México, S.A. de C.V.; Chairman of the Board of Directors of Cafeterías Tok’s de México, S.A. de C.V.; a director of the Food Marketing Institute; a director of Teléfonos de México, S.A. de C.V.; and a director of Grupo Financiero Banamex-Citigroup, S.A. Mr. Losada has served as Chairman of the Mexican National Association of Retailers; and as a director of Mexico City’s National Chamber of Commerce, Casa de Bolsa Inverlat, S.A., and Seguros América, S.A.

Jack McGrory has been a director of our company since November 2000. Mr. McGrory has been Chairman of the Board of Price Legacy since September 2001, has served as President and Chief Executive Officer of Price Legacy since October 2003, and was President and Chief Executive Officer of Price Enterprises from September 1997 until November 1999. Mr. McGrory also serves as a director of the San Diego Padres, L.P. and was its Executive Vice President and Chief Operating Officer from September 1999 until August 2000. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego. Mr. McGrory has also been a Manager of The Price Group since August 2000.

Edgar A. Zurcher has been a director of our company since November 2000. Mr. Zurcher has been a partner in the law firm Zurcher, Montoya & Zurcher in Costa Rica since 1980. Additionally, Mr. Zurcher has been a director and 9.1% shareholder of PSC, S.A. (which previously owned 49% of PSMT Caribe, Inc.) since its inception in September 1998. PSC, S.A. beneficially owns approximately 4.3% of the outstanding common stock of our company.

Jose Luis Laparte has been President of our company since October 2004 and served as a consultant for our company since December 2003. Prior to joining our company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003 he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

William J. Naylon has been Executive Vice President and Chief Operating Officer of our company since January 2002. Mr. Naylon served as Executive Vice President—Merchandising of our company from July 2001 until January 2002 and as Senior Vice President of our company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for our licensee warehouse club operation in Indonesia. Prior to joining our company, Mr. Naylon was a General Manager for Costco and had served in various management roles for The Price Company.

John J. Heffner has been Executive Vice President and Chief Financial Officer of our company since January 2004 after having served as a consultant to our company on financial matters for the previous 4 months. From February 2000 until August 2003 Mr. Heffner was Vice President of Finance and CFO of Kyocera Wireless Corp. Mr. Heffner’s previous professional experience was with Digital Equipment Corporation where he held a variety of financial management roles over a 20 year period from 1978 to 1998, and more recently with Qualcomm, Inc. where he was a Vice President of Finance from July 1998 until February 2000. Mr. Heffner is a graduate of St. Lawrence University and received an MBA from Syracuse University.

Brud E. Drachman has been Executive Vice President—Construction and Private Label Merchandising of our company since November 2004. Mr. Drachman served as Executive Vice President—Real Estate and Construction of our company from November 2002 until October 2004 and served as Senior Vice President—Real Estate and Construction of our company from August 1998 to October 2002. Mr. Drachman previously served as Vice President—Real Estate and Construction at Price Enterprises from August 1994 to August 1997. Prior to joining Price Enterprises in 1994, Mr. Drachman served as Project Manager at The Price Company since 1987.

Robert M. Gans has been Executive Vice President, General Counsel and Secretary of our company since August 1997 and was Executive Vice President and General Counsel of Price Enterprises from October 1994 until July 1997. Mr. Gans graduated from the UCLA School of Law in 1975 and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

John D. Hildebrandt has been Executive Vice President—Caribbean and Central America Operations since August 2003. Mr. Hildebrandt served as Executive Vice President—Caribbean and Asia Operations from July 2001 until July 2003 and served as Senior Vice President of our company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of our company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as our Country Manager in the Philippines and Panama from August 1997 until August 1998, and as Price Enterprises’ Country Manager in the Philippines and Panama from 1996 until our company was spun off from Price Enterprises in August 1997. Prior to joining Price Enterprises as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Costco from 1994 through 1996, and had served in various management roles for The Price Company since 1979.

Thomas D. Martin has been Executive Vice President—Merchandising of our company since October 1998 and served as Senior Vice President of our company from August 1997 to September 1998. Mr. Martin previously served as Vice President of Price Enterprises from August 1994 until July 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining Price Enterprises as Vice President in August 1994, Mr. Martin served as Vice President of Costco from October 1993 to December 1994 and had served in various management roles for The Price Company.

Edward Oats has been Executive Vice President—Information Technology and Logistics of our company since November 2002 and served as Senior Vice President—Logistics/Information Technology of our company from May 2000 to October 2002. Mr. Oats previously served as Vice President of Information Technology of our company from August 1997 to April 2000, and as International IT Manager of Price Enterprises from 1993 to 1997. From 1981 to 1993, Mr. Oats served as Operations Manager at The Price Company.

Information Regarding the Board

Committees of the Board

Audit Committee. The Audit Committee, which consists of Messrs. Janks and Krause and Ms. Hensley, oversees our accounting and financial reporting processes and the audits of our financial statements. The Committee reviews the annual audits conducted by our independent public accountants, reviews and evaluates internal accounting controls, is responsible for the selection of our independent public accountants, and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between us and our independent public accountants. All committee members satisfy the definition of an independent director as established in the National Association of Securities Dealers listing standards and the Rules promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the board of directors has determined that Mr. Janks qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission, or SEC.

Compensation Committee. The Compensation Committee, which consists of Messrs. Janks and Krause and Ms. Hensley, reviews and approves the compensation program for our executive officers. The Committee is authorized to evaluate and determine the compensation of the Corporation’s Chief Executive Officer, and reviews and approves all such compensation for all other executive officers. The Committee also administers, interprets and makes grants under our stock option plans.

Nominating Committee. The Nominating Committee, which consists of Ms. Hensley and Mr. Price, may evaluate and recommend candidates to fill vacancies on the Board of Directors or any committee thereof, which vacancies may be created by the departure of any directors, or the expansion of the number of members of the Board. The Nominating Committee may also consider the slate of nominees to be presented for reelection at the Annual Meeting. The Nominating Committee gives appropriate consideration to qualified persons recommended by stockholders for nomination as directors provided that such recommendations are made in accordance with our bylaws and are accompanied by information sufficient to enable the Nominating Committee to evaluate the qualifications of the nominee.

Executive Committee. The Executive Committee, which consists of Messrs. Price and Janks, has all powers and rights necessary to exercise the full authority of the board of directors in the management of the business and affairs of our company, except as provided in the Delaware General Corporation Law or our bylaws.

Finance Committee. The Finance Committee, which consists of Messrs. Janks, Cahill, Krause and Price and Ms. Hensley, reviews and makes recommendations with respect to (1) annual budgets, (2) investments, (3) financing arrangements and (4) the creation, incurrence, assumption or guaranty by us of any indebtedness, obligation or liability, except, in each case, for any such transactions entered into in the ordinary course of business of our company.

Real Estate Committee. The Real Estate Committee, which consists of Messrs. Cahill, McGrory and Price, reviews and approves the material terms (including the proposed site plan) upon which we lease and purchase the real estate on which we construct and operate our warehouse club facilities.

Governance Committee. The Governance Committee, which consists of Mr. Krause and Ms. Hensley, assists the board of directors in establishing corporate governance guidelines and other policies and procedures pertaining to corporate governance matters, and assists the Nominating Committee in evaluating potential nominees for directors of our company.

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of such forms received by us and the written representations of our reporting persons, we have determined that no reporting persons known to us were delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, other than that Messrs. Drachman, Gans, Hildebrandt, Martin, Naylon and Oats did not timely report the award to them in February 2004 of stock options covering the rights to purchase 21,000, 30,000, 21,000, 30,000, 30,000 and 21,000 shares of common stock, respectively.

Item. 11	Executive Compensation

The following table sets forth certain information concerning compensation for the fiscal years ended August 31, 2004, August 31, 2003 and August 31, 2002 received by our Interim Chief Executive Officer and four most highly compensated executive officers (other than the Interim Chief Executive Officer) who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the named executive officers.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation Awards		All Other Compensation(1)
Name and Principal Position	Fiscal Year	Salary		Bonus		Other Annual Compen- sation		Number of Securities Underlying Options(#)
Robert E. Price(2) Interim Chief Executive Officer	2004 2003 2002	$	— —	$	— —	$	— —	— —		$	— —

William J. Naylon Executive Vice President and Chief Operating Officer	2004 2003 2002		235,417 243,750 214,233		33,549 — —		— — —	30,000 40,000 35,000	(3)		9,073 13,382 27,820

Robert M. Gans Executive Vice President, General Counsel and Secretary	2004 2003 2002		210,000 205,833 200,041		44,805 — —		— — —	30,000 27,000 22,000	(3)		8,757 8,977 33,745

Thomas D. Martin Executive Vice President— Merchandising	2004 2003 2002		200,000 195,833 190,043		51,206 — —		— — —	30,000 27,000 22,000	(3)		9,076 9,225 23,421

Brud E. Drachman Executive Vice President—Construction and Private Label Merchandising	2004 2003 2002		177,000 170,333 157,000		7,842 __ __		— — —	21,000 44,000 15,000	(3)/5,000		8,078 7,590 25,695

(1)	Consists of contributions made by our company under its Retirement Plan, taxable flex credits paid to employees to offset payroll deductions for health insurance, and in fiscal 2002 payments for accrued but unused vacation time.
(2)	Mr. Price, Chairman of our Board of Directors, assumed the additional position of Interim Chief Executive Officer of our company effective April 1, 2003. Mr. Price serves in that capacity without receiving any salary or other monetary compensation from our company.
(3)	Represents options repriced as of April 22, 2003.

Option Grants During Fiscal 2004

The following table sets forth certain information with respect to options to purchase common stock granted during the fiscal year ended August 31, 2004 to each of the named executive officers. Our company does not have any outstanding stock appreciation rights.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year(%)	Exercise or Base Price per Share ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Robert E. Price	0	0	$0	—	$0	$0
William J. Naylon	30,000	6.4	6.19	2/2/10	63,156	143,279
Robert M. Gans	30,000	6.4	6.19	2/2/10	63,156	143,279
Thomas D. Martin	30,000	6.4	6.19	2/2/10	63,156	143,279
Brud E. Drachman	21,000	4.7	6.19	2/2/10	44,209	100,295

(1)	The potential realizable values are based on an assumption that the stock price of the common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code of 1986, as amended, and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the SEC and do not reflect our estimate of future stock price growth of the shares of common stock.

Options Exercised During Fiscal 2004 and Option Values

The following table sets forth certain information with respect to the exercise of options to purchase common stock during the fiscal year ended August 31, 2004, and the unexercised options held and the value thereof at that date, for each of the named executive officers.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End ($)(1) Exercisable/ Unexercisable
Robert E. Price	—	$—	0/0	$0/0
William J. Naylon	—	—	17,000/53,000	$0/$76,800
Robert M. Gans	—	—	11,800/45,200	$0/$76,800
Thomas D. Martin	—	—	11,800/45,200	$0/$76,800
Brud E. Drachman	—	—	32,400/37,600	$0/$53,760

(1)	Based on the closing sale price of the common stock on August 31, 2004 ($8.75), as reported by the Nasdaq National Market, less the option exercise price.

Employment Contracts

Jose Luis Laparte entered into an employment agreement with us on June 3, 2004 for a term of one year beginning October 8, 2004. Pursuant to this agreement, as amended August 2, 2004, Mr. Laparte is entitled to receive a base annual salary of $360,000 and an annual bonus of up to $100,000 depending on our operating performance. The agreement also provides for Mr. Laparte to receive a housing allowance of $50,000, up to 11 round-trip tickets to and from Mexico City to San Diego for Mr. Laparte and members of his family and reasonable moving expenses to Mexico at the end of the employment term. Mr. Laparte may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Laparte is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Laparte may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Laparte. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Laparte will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if we do not offer to review Mr. Laparte’s employment with at least the same base annual salary or do not thereafter continue upon other mutually agreeable terms, Mr. Laparte shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Laparte under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

William J. Naylon entered into an employment agreement with us in 2000 for a term of one year, which was subsequently extended to January 31, 2005. Pursuant to this agreement, as amended, Mr. Naylon is entitled to receive a base annual salary of $225,000. Mr. Naylon may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Naylon is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Naylon may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Naylon. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Naylon will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Naylon’s employment by our company does not thereafter continue upon mutually agreeable terms, Mr. Naylon shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Naylon under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

Brud E. Drachman entered into an employment agreement with us in 2000 for a term of one year, which was subsequently extended to March 31, 2005. Pursuant to this agreement, as amended, Mr. Drachman is entitled to receive a base annual salary of $177,000. Mr. Drachman may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Drachman is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Drachman may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Drachman. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Drachman will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Drachman’s employment by our company does not thereafter continue upon mutually agreeable terms, Mr. Drachman shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Drachman under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

Robert M. Gans entered into an employment agreement with Price Enterprises in 1994, which was amended and subsequently assumed by us upon the spin-off of our company from Price Enterprises. The term of the agreement was subsequently extended to October 17, 2005. Pursuant to this agreement, as amended, Mr. Gans is entitled to receive a base annual salary of $210,000. Mr. Gans may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Gans is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Gans may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Gans. In the event that we terminate the agreement for any reason other than cause, Mr. Gans will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period, and will be entitled to participate in the 1997 Plan, Profit Sharing and 401(k) Plan, and our medical plans for the remainder of the term of the agreement. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Gans’ employment by us does not thereafter continue upon mutually agreeable terms, Mr. Gans shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Gans under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

John D. Hildebrandt entered into an employment agreement with us in 2001 for a term of one year, which was subsequently extended to March 31, 2005. Pursuant to this agreement, as amended, Mr. Hildebrandt is entitled to receive a base annual salary of $200,000. Mr. Hildebrandt may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Hildebrandt is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Hildebrandt may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Hildebrandt. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Hildebrandt will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Hildebrandt’s employment by us does not thereafter continue upon mutually agreeable terms, Mr. Hildebrandt shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Hildebrandt under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

Thomas D. Martin entered into an employment agreement with us in 1998 for a term of one year, which was subsequently extended to March 31, 2005. Pursuant to this agreement, as amended, Mr. Martin is entitled to receive a base annual salary of $200,000. Mr. Martin may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Martin is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Martin may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Martin. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Martin will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Martin’s employment by our company does not thereafter continue upon mutually agreeable terms, Mr. Martin shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Martin under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

Edward Oats entered into an employment agreement with us in 2000 for a term of one year, which was subsequently extended to March 31, 2005. Pursuant to this agreement, as amended, Mr. Oats is entitled to receive a base annual salary of $177,000. Mr. Oats may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to our interests, without our prior written consent. Mr. Oats is eligible to participate in our bonus plan and to receive all other benefits offered to officers under our standard company benefits practices and plans. Mr. Oats may terminate the agreement at any time on 90 days’ prior written notice. We may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of Mr. Oats. In the event that we terminate the agreement for any reason other than cause, death or disability, Mr. Oats will be entitled to the continuation of his base salary for one year, payable in conformity with our normal payroll period. If the agreement is not terminated, then, upon expiration of the employment term, and if Mr. Oats’ employment by our company does not thereafter continue upon mutually agreeable terms, Mr. Oats shall be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. The foregoing severance benefits are the exclusive benefits that would be payable to Mr. Oats under the agreement by reason of his termination, and we are not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreement also contains confidentiality provisions and other terms and conditions customary to executive employment agreements.

Compensation Committee Membership, Interlocks and Insider Participation

During fiscal year 2004, our Compensation Committee consisted of Ms. Hensley and Messrs. Janks and Krause. There were no insider participations nor Compensation Committee interlocks among the members of the committee during fiscal 2004. At all times during fiscal year 2004, the committee has been comprised solely of independent, non-employee directors.

Compensation of the Directors

Each non-employee director of our company receives $20,000 per year for serving on the board of directors. In addition, non-employee directors who serve on committees of the board of directors (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairman of the Audit Committee receives $35,000 per year and the chairmen of the other committees of the board of directors receive $5,000 per year in addition to their other compensation as directors. Each director is eligible to receive stock grants and stock options pursuant to our 1997 Stock Option Plan, 1998 Equity Participation Plan, 2001 Equity Participation Plan and 2002 Equity Participation Plan. Under the 1997 Stock Option Plan, the 2001 Equity Participation Plan or the 2002 Equity Participation Plan, as then in effect, non-employee directors are entitled to receive initial grants of non-qualified stock options to purchase 3,000 shares of common stock upon becoming directors of our company and additional grants of options to purchase 1,000 shares of common stock on the date of each annual meeting of stockholders at which the director is re-elected to the board. Non-employee directors joining the board after July 1998 also are eligible to receive grants of non-qualified options under the 1998 Equity Participation Plan upon purchases of shares of common stock. For each such director who has purchased at least an aggregate of 500 shares of common stock on or after September 1, 1997, on the date such person purchases additional shares of common stock (other than upon the exercise of stock options), such person automatically will be granted a non-qualified stock option to purchase a number of shares of common stock equal to the difference between (1) three times the number of such shares of common stock actually purchased and (2) the number of shares of common stock subject to options previously granted to such director under the 1998 Equity Participation Plan. No director, however, may receive options under the 1998 Equity Participation Plan that are exercisable for more than 8,146 shares of common stock. The 1998 Equity Participation Plan further provides that each person who is initially elected to the board after the adoption by the board of the plan and who is an independent director at the time of such initial election automatically shall be granted on the date of such initial election the right to purchase 2,716 shares of common stock at a purchase price equal to the fair market value on the date the shares are purchased.

Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2004 by (1) each of our directors, (2) each of our named executive officers, (3) each person or group known by us to own beneficially more than 5% of the common stock and (4) all directors and executive officers as a group.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Shares of Common Stock Beneficially Owned
Robert E. Price(3)(4)	8,406,557	48.0%
James F. Cahill(3)(5)	7,167,127	40.9
Murray L. Galinson(3)(6)	7,117,884	40.6
Katherine L. Hensley(7)	18,482	*
Leon C. Janks(8)	18,916	*
Lawrence B. Krause(9)	13,016	*
Angel Losada M.(10)	1,669,733	9.5
Jack McGrory(3)(11)	7,112,884	40.6
Edgar A. Zurcher(12)	764,013	4.4
Robert M. Gans(13)	25,450	*
Thomas D. Martin(14)	33,054	*
William J. Naylon(15)	30,729	*
Brud E. Drachman(16)	38,294	*
The Price group(17) 7979 Ivanhoe Avenue Suite 520 La Jolla, CA 92037	9,536,286	54.4
Grupo Gigante, S.A. de C.V. Ave. Ejercito Nacional 769-A Delegacion Miguel Hidalgo Col. Nueva Granada 11520 Mexico, D.F., Mexico	1,667,333	9.5
All executive officers and directors as a group (16 persons)(18)	11,141,016	62.8

*	Less than 1%.
(1)	Except as indicated, the address of each person named in the table is c/o PriceSmart, Inc., 9740 Scranton Road, San Diego, California 92121.
(2)	Beneficial ownership of directors, executive officers and 5% or more stockholders includes both outstanding shares and shares issuable upon exercise or conversion of options, warrants or other securities that are currently exercisable or convertible or will become exercisable or convertible within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and dispositive power with respect to all shares of stock beneficially owned by them.
(3)	Messrs. R. Price, Cahill, Galinson, McGrory and S. Price are co-managers of The Price Group. As such, for purposes of this table, they are each deemed to beneficially own 6,427,503 shares of common stock held by The Price Group. Each of Messrs. R. Price, Cahill, Galinson, McGrory and S. Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by The Price Group. In addition, Messrs. R. Price, Cahill, Galinson, McGrory and S. Price are directors of San Diego Revitalization Corp. As such, for purposes of this table, they are each deemed to beneficially own 680,181 shares of common stock held by San Diego Revitalization Corp. Each of Messrs. R. Price, Cahill, Galinson, McGrory and S. Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by San Diego Revitalization Corp. If the percentages of shares of common stock beneficially owned by Messrs. R. Price, Cahill, Galinson, McGrory and S. Price were calculated without regard to the shares held by The Price Group or San Diego Revitalization Corp., they would own 7.4%, 0.3%, 0.1%, 0.0% and 6.4%, respectively, of the common stock.

(4)	Includes 896,067 shares of common stock held by the Robert & Allison Price Charitable Remainder Trust, of which Mr. R. Price is a trustee. Also includes 379,948 shares of common stock held by the Robert and Allison Price Trust, of which Mr. R. Price is a trustee. Also includes 22,778 shares of common stock held by a trust for the benefit of Mr. R. Price’s minor children, of which Mr. R. Price is a trustee.
(5)	Includes 6,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 49,368 shares of common stock held by a trust for the benefit of Mr. S. Price’s grandchildren, of which Mr. Cahill is a trustee. Mr. Cahill disclaims beneficial ownership of the shares held by the trust.
(6)	Includes 5,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(7)	Includes 13,800 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 900 shares of common stock held in a trust of which Ms. Hensley is a beneficiary and for which she serves as trustee.
(8)	Includes 16,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(9)	Includes 7,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 1,816 shares of common stock held by the Krause Family Limited Partnership, of which Mr. Krause is a general partner, and 4,000 shares of common stock held by the Krause Family Trust, of which Mr. Krause is a trustee.
(10)	Includes 2,400 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 1,667,333 shares of common stock held by Grupo Gigante, S.A. de C.V., of which Mr. Losada is Vice-Chairman and Executive President. Mr. Losada also owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. Mr. Losada disclaims beneficial ownership of the shares of common stock held by Gigante.
(11)	Includes 5,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(12)	Includes 5,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 758,813 shares of common stock held by PSC, S.A., of which Mr. Zurcher is a director and 9.1% shareholder. Mr. Zurcher disclaims beneficial ownership of the shares held by PSC, S.A.
(13)	Includes 16,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(14)	Includes 16,200 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(15)	Includes 24,000 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(16)	Also includes 36,400 shares subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table
(17)	The Price group is comprised of The Price Group, the San Diego Revitalization Corp., Robert E. Price and Sol Price. Please see notes (3) and (4). Includes 1,129,729 shares of common stock held by the Sol and Helen Price Trust, of which Mr. S. Price is a trustee.
(18)	See notes (3)–(16). Also includes (a) 26,938 shares of common stock beneficially owned by John D. Hildebrandt, 23,200 of which are subject to options that are currently exercisable or will become exercisable within days after the date of this table, and (b) 24,000 shares of common stock beneficially owned by Edward Oats, 23,900 of which are subject to options held by Mr. Oats that are currently exercisable or will become exercisable within 60 days after the date of this table.

Item 13.	Certain Relationships and Related Transactions

Relationships with the Price Family, the Price Group and Directors Cahill, Galinson and McGrory

As of November 30, 2004, Sol Price beneficially owned approximately 47.0% of the outstanding common stock. Sol Price is the father of Robert E. Price, our Chairman of the Board and Interim Chief Executive Officer. As of November 30, 2004, Robert E. Price beneficially owned approximately 48.0% of our outstanding common stock, including shares that may be deemed to be beneficially owned by Sol Price. As of November 30, 2004, Sol Price and Robert E. Price were members of a group that beneficially owned approximately 54.4% of our outstanding common stock.

Series A and Series B Preferred Stock. In January 2002, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 1,650 shares of our Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $1,650,000. In July 2003, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 22,000 shares of our Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $22,000,000. In connection with a series of transactions approved by our stockholders on October 29, 2004, the 1,650 shares of Series A Preferred Stock were exchanged for 183,405 shares of our common stock, and the 22,000 shares of the Series B Preferred Stock were exchanged for 2,200,000 shares of common stock.

Sale of Common Stock. In October 2003, entities affiliated with Sol Price and Robert E. Price purchased an aggregate of 500,000 shares of common stock for an aggregate purchase price of $5,000,000.

Relationships with the Price Group. In February 2004, we entered into an agreement with The Price Group which provided us with up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of The Price Group and collectively own more than 80% of that entity. The agreement allowed The Price Group to place a lien on merchandise inventories in the United States as security for such financing. Interest accrued at a rate of 1% per month. In July 2004, this agreement was amended to increase the funds available from The Price Group by $5.0 million (to a total of $15.0 million) for purchase order financing. This additional funding was secured by our pledge of shares of our wholly owned Panamanian subsidiary, PriceSmart Real Estate Panama, S.A. In October 2004, in connection with the Financial Program announced by us on September 3, 2004, the amounts owed under this agreement were converted to 1,948,227 shares of common stock.

In May 2004, we entered into another agreement with The Price Group to sell the real estate and improvements owned by our company in Santiago, Dominican Republic. The purchase price was to be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement The Price Group made an initial payment of $5.0 million, with the balance to be paid upon closing, and if the closing does not occur for any reason, the initial payment shall be returned to The Price Group, plus accrued interest at the rate of 8% per annum. The agreement was subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the board of the final terms of the agreement. This agreement was to terminate on August 31, 2004. However, on August 30, 2004, this agreement was extended for an additional 90 days, until November 30, 2004. This sale did not proceed, and in October 2004, in connection with the Financial Program, the amounts owed by our company to The Price Group under this agreement were converted to 648,973 shares of common stock and the agreement was terminated.

In August 2004, we entered into a $25.0 million bridge loan with the Price Group. This loan accrued interest at 8% per annum. In October 2004, in connection with the Financial Program, the Price Group purchased 3,164,726 shares of common stock, funded through the conversion of the $25.0 million bridge loan, together with accrued and unpaid interest.

Pursuant to our Financial Program if upon expiration of the $7 subscription period of our rights offering we have not received at least $25 million in proceeds from the rights offering, The Price Group has agreed to purchase from us the number of shares of our common stock equal to the shortfall, if any, divided by $8, at a price of $8 per share. Concurrent with this purchase of common stock by The Price Group, we will grant The Price Group a non-transferable put option giving The Price Group the right, at its election, to require us to purchase at any time during the thirty (30) days following the end of the rights offering subscription period a number of shares equal to the lesser of (i) the dollar amount raised by us from the exercise of rights upon the conclusion of the $8 subscription period divided by $8, and (ii) the number of shares purchased by The Price Group upon the conclusion of the $8 subscription period, in each case at a price of $8 per share. We have agreed to register with the SEC for resale the shares of our common stock issuable in connection with the purchase by The Price Group upon the conclusion of the $7 subscription period, if any. If the rights offering is 0% subscribed upon expiration of the $7 subscription period, this purchase by The Price Group will require the issuance of 3,125,000 shares of common stock.

Relationship with Price Legacy: Sol Price has beneficial ownership through The Price Group and various family and charitable trusts of approximately 28.0% of the common stock of Price Legacy, formerly known as Price Enterprises. Robert E. Price beneficially owns approximately 25.5% of the Price Legacy common stock, including shares that may be deemed to be beneficially owned by Sol Price, and served as the Chairman of the Board of Price Enterprises until November 1999. Collectively, Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, beneficially own an aggregate of approximately 37.6% of the Price Legacy common stock. James F. Cahill, Murray L. Galinson and Jack McGrory, directors of our company, beneficially own approximately 16.4%, 16.1% and 15.9%, respectively, of the Price Legacy common stock, including shares that may be deemed to be beneficially owned by Sol Price and Robert E. Price. In addition, each is a director of Price Legacy and Jack McGrory serves as Chairman, President and Chief Executive Officer of Price Legacy.

On March 26, 2004, we moved into our new headquarters located in San Diego, CA. Prior to this move, we leased office space from Price Legacy to house our headquarters. In April 2004, we received $500,000 from our then landlord, Price Legacy, as an incentive to terminate early the lease of our headquarters. For the fiscal years ended August 31, 2004, 2003 and 2002, we paid Price Legacy $209,000, $388,000 and $332,000 in rent, respectively.

Use of Private Plane. From time to time during fiscal 2004, members of our management used a private plane owned in part by PFD Ivanhoe, Inc. to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price and James F. Cahill are officers of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, James F. Cahill, Murray Galinson and Jack McGrory. Prior to March 2003, when we used the plane, we reimbursed PFD Ivanhoe for a portion of a fixed management fee and additional expenses PFD Ivanhoe incurred based on the number of hours flown, and also reimbursed PFD Ivanhoe for direct charges associated with use of the plane, including landing fees, international fees and catering. Since March 2003, we reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline. During fiscal years 2004, 2003 and 2002, we paid PFD Ivanhoe $86,000, $137,483 and $555,000 to cover the costs associated with our use of the plane, respectively.

Put Option Agreement. On December 15, 2003, we entered into an agreement with a trust affiliated with Sol Price, giving us the right to sell all or a portion of specified real property to the trust at any time on or prior to August 31, 2004 at a price equal to our net book value for the respective properties and upon other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of August 31, 2004, the net book value of this real property was approximately $54.9 million with approximately $29.9 million of encumbrances (including $5.1 million received as an advance payment for one of these properties). Under the terms of the agreement, we would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and upon other commercially reasonable terms. On August 30, 2004, this agreement was extended for an additional 90 days. As a result of the Financial Program, we do not intend to exercise our rights under this agreement nor to extend it further.

Promissory Notes

In August 1998, Brud E. Drachman, Thomas D. Martin and Edward Oats purchased 1,894, 10,000 and 1,180 shares of common stock, respectively, pursuant to the stock purchase feature of the 1998 Equity Participation Plan. These officers delivered to us promissory notes in the amounts of $19,357, $108,500 and $12,803, respectively. In August 1998, the Gans Blackmar Stevens Profit Sharing Plan FBO Robert M. Gans purchased 8,750 shares of common stock pursuant to the stock purchase feature of the 1998 Plan and delivered to us a promissory note in the amount of $94,937.50. In August 1998, William J. Naylon purchased 7,500 shares of common stock pursuant to the stock purchase feature of the 1998 Equity Participation Plan and delivered to us a promissory note in the amount of $81,375. In April 2000, John Hildebrandt purchased 3,738 shares of common stock pursuant to the stock purchase feature of the 1998 Equity Participation Plan and delivered to us a promissory note in the amount of $149,987. The promissory notes delivered by Messrs. Drachman, Martin, Naylon and Oats, and the Gans Blackmar Stevens Profit Sharing Plan initially were non-recourse notes and bore interest at a rate of 6% per annum and had terms of six years. These notes were amended in June 1999 to become recourse notes, bearing interest at a rate of 5.85%. Mr. Hildebrandt’s note is also a recourse note, bearing interest at a rate of 5.85%, with a term of six years. In August 2004, upon the expiration of term of their respective promissory notes, Messrs. Drachman, Martin, Naylon, Oats and the Gans Blackmar Stevens Profit Sharing Plan FBO Robert M. Gans paid all remaining principal and interest due under the notes by delivering an aggregate of 22,195 shares of common stock valued at $7.56 per share (the closing price of the common stock on August 6, 2004) and paid an aggregate of $149,177 in cash. Messrs. Drachman, Martin, Naylon, Oats and Gans received cash bonuses in August 2004, the after-tax proceeds of which were equivalent to the cash portion of the repayments described above. The initial principal amount on Mr. Hildebrandt’s promissory note remains outstanding, and is immediately due and payable upon the termination of Mr. Hildebrandt’s employment for any reason.

Relationships with Edgar A. Zurcher

Edgar A. Zurcher, a director of our company since November 2000, is a partner in a law firm that we utilize in certain legal matters. We incurred legal expenses to this law firm of approximately $108,200, $67,600 and $4,000 during fiscal years 2004, 2003 and 2002, respectively.

Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from us. We have recorded approximately $757,000, $723,500 and $693,000 in rental income for this space during fiscal years 2004, 2003 and 2002, respectively. Mr. Zurcher is also a director of Banco Promerica, from which we have recorded approximately $305,000 of rental income for fiscal 2004 for space leased to it by us. We also received approximately $525,000, $481,000 and $62,000 in incentive fees on a co-branded credit card we have with Banco Promerica in fiscal years 2004, 2003 and 2002, respectively. Mr. Zurcher is also Chairman of the Board of Banco Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to us in fiscal 2000, of which $277,000 is outstanding as of August 31, 2004 and due and repaid in October 2004. During fiscal 2001, we entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which the $1.3 million is outstanding as of August 31, 2004. Mr. Zurcher is a director of a pasta company from which we purchased an aggregate of $339,000 of products in fiscal 2002. Mr. Zurcher is also a director and, directly and through his family, a 17% shareholder of a beverage company from which our company purchased an aggregate of $149,100 of products in fiscal 2003. Mr. Zurcher is indirectly a 40% shareholder of a real estate development company from which our company received an aggregate of $286,000 and $190,497 for construction management services in fiscal 2004 and 2003, respectively.

Relationships with PSC, S.A.

As of November 30, 2004, PSC, S.A. beneficially owned approximately 4.3% of the outstanding common stock. In addition, Mr. Zurcher is a director and 9.1% shareholder of PSC, S.A. In August 2002, we entered into a joint venture agreement with PSC, S.A. to form a new subsidiary to construct and operate a warehouse store in Nicaragua. We own a 51% interest and PSC, S.A. owns the remaining 49% interest in the subsidiary. In connection with the joint venture, in September 2002, PSC, S.A. purchased 79,313 shares of our common stock at a price of $33.50 per share, which is equivalent to our capital investment in the joint venture.

In July 2001, we agreed to purchase a 5% interest in PSMT Trinidad/Tobago Limited from PSC, S.A. in exchange for 7.5% of our subsidiary in Jamaica and our agreement to assume PSC, S.A.’s obligation to make a $100,000 capital contribution to PSMT Trinidad/Tobago Limited. The parties completed the transaction in September 2001.

In August 2002, we entered into a joint venture agreement with PSC, S.A. to form a new subsidiary to construct and operate a warehouse store in Nicaragua. In connection with the joint venture, PSC, S.A. purchased 79,313 shares of our common stock at a price of $33.50 per share, which is equivalent to our capital investment in the joint venture.

In August 2002, we entered into a joint venture agreement with PSC, S.A. to form a new subsidiary to construct and operate warehouse stores in Ecuador. Under the agreement, we will own a 60% interest and PSC, S.A. will own a 15% interest in the new subsidiary.

Relationships with Grupo Gigante, S.A. and Angel Losada M.

As of November 30, Gigante beneficially owned approximately 9.5% of the outstanding common stock. In January 2002, we entered into a 50/50 joint venture with Gigante to construct and operate warehouse stores in Mexico. In addition, Angel Losada M., one of the directors of our company, is currently Chairman of the Board of Directors and Executive President of Gigante. Mr. Losada also owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. In fiscal 2004 and 2003, Gigante purchased an aggregate of $123,000 and $400,697 of products from PriceSmart Mexico, the 50/50 joint venture subsidiary in Mexico, respectively. During the third quarter of fiscal 2002, our Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture may construct and operate a membership warehouse club. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease.

In January 2002, Gigante purchased 15,000 shares of our Series A Preferred Stock for an aggregate purchase price of $15,000,000 pursuant to a Series A Preferred Stock and Warrant Purchase Agreement entered into on January 15, 2002 between us and Gigante. Gigante also received a warrant to purchase 200,000 shares of our common stock at an exercise price of $37.50 per share, subject to customary anti-dilution adjustments. The warrant expired one year from the date of issuance. On November 23, 2004, we issued an aggregate of 1,667,333 shares of our common stock to Gigante in exchange for all of the outstanding shares of our Series A Preferred Stock held by Gigante as part of our Financial Program.

Item 14.    Principal Accounting Fees and Services

Audit and non-audit fees. The aggregate fees billed to us by Ernst & Young LLP, our independent auditor, for the indicated services for each of the last two fiscal years were as follows:

	2004	2003
Audit Fees(1)	$992,000	$595,000
Audit Related Fees(2)	210,000	—
Tax Fees(3)	192,000	426,000
All Other Fees(4)	6,000	477,000

Total	$1,400,000	$1,498,000

(1)	Audit Fees consist of fees for professional services performed by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit Related Fees consist of fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.
(4)	All Other Fees consist of fees for other permissible work performed by Ernst & Young LLP that does not meet with the above category descriptions.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. From the time that the recently adopted pre-approval requirements became effective, all permissible non-audit services provided by our independent auditors have been pre-approved by our Audit Committee. Our Audit Committee has considered whether the provision of services under the heading “All Other Fees” is compatible with maintaining the accountants’ independence and determined that it is consistent with such independence.

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for our company as of August 31, 2004.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	933,683	$15.02	400,077
Equity compensation plans not approved by security holders	—	—	—

Total	933,683	$15.02	400,077

The Retirement Plan of PriceSmart, Inc.

In 1998, we established a retirement plan. The retirement plan is designed to be a “qualified” plan under applicable provisions of The Internal Code of 1986, as amended, covering all employees who have completed one year of service, as defined in the retirement plan. Each year, participants may contribute up to 15% of their pre-tax annual compensation (as defined in the retirement plan) up to the maximum allowable by The Internal Revenue Code of 1986, as amended. Participants may also contribute amounts representing distributions from other qualified plans. We make a matching contribution equal to 100% of the participant’s elective deferral up to an annual maximum of 4% of base compensation that a participant contributes to the plan. Although we have not expressed any intent to do so, we have the right under the retirement plan to discontinue our contributions at any time and to terminate the retirement plan, subject to the provisions of Employee Retirement Income Security Act of 1974, as amended.

All participants in the retirement plan are fully vested in their voluntary contributions and earnings thereon. Vesting in the remainder of a participant’s account is based upon his or her years of service with our company, Price Enterprises, Costco, The Price Company and certain affiliated parties. A participant is 50% vested after the completion of two years of service and 100% vested after the completion of his or her third year of service. A participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In the event of a termination of the retirement plan by our company, participants will become fully vested in their accounts.

1997 PriceSmart Stock Option Plan

In August 1997, we adopted the 1997 Stock Option Plan of PriceSmart, Inc. The 1997 Stock Option Plan was approved by The Price Company as sole stockholder of our company as of August 7, 1997. The principal purposes of the 1997 Stock Option Plan are to provide incentives for officers, employees and consultants of our company and our subsidiaries through the granting of options, thereby stimulating their personal and active interest in our development and financial success, and inducing them to remain in our employ. In addition to options granted to officers, employees or consultants, the 1997 Stock Option Plan provides for formula grants of options to our independent non-employee directors.

The 1997 Stock Option Plan provides for option grants covering up to 700,000 shares of common stock. As of November 30, 2004, options to purchase an aggregate of 639,269 shares of common stock at prices ranging from $6.19 to $20.00 per share had been granted under the 1997 Stock Option Plan (not including shares subject to options that have been cancelled), and 60,731 shares remained available for future grant under the 1997 Stock Option Plan.

1998 Equity Participation Plan

In July 1998, the board of directors adopted the 1998 Equity Participation Plan of PriceSmart, Inc. The 1998 Equity Participation Plan was subsequently approved by our stockholders at the 1999 Annual Meeting of Stockholders. The principal purposes of the 1998 Equity Participation Plan are to provide incentives for our directors, officers, employees and consultants and our subsidiaries through the granting of options, restricted stock and other awards, thereby stimulating their personal and active interest in our development and financial success, and inducing them to remain in our employ.

The 1998 Equity Participation Plan provides that the Compensation Committee of our board of directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 1998 Equity Participation Plan, the Compensation Committee may grant to any consultant or employee the right to purchase shares of common stock, which we refer to as stock purchase rights, under the 1998 Equity Participation Plan from time to time, in such amounts and subject to such terms and conditions as the committee may determine, and, at the discretion of the committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The 1998 Equity Participation Plan further provides that each independent director as of the date of the adoption by the board of the 1998 Equity Participation Plan automatically shall be granted, on the date of such adoption, a stock purchase right to purchase a number of shares of common stock equal to the difference between (1) 2,716 shares of common stock and (2) the number of shares of common stock purchased by such independent director since September 1, 1997 (other than purchases pursuant to the exercise of an option granted pursuant to any stock option plan of our company). A person who is initially elected to the board of directors after the adoption by the board of directors of the 1998 Equity Participation Plan and who is an independent director at the time of such initial election automatically shall be granted a stock purchase right to purchase 2,716 shares of common stock on the date of such initial election. The purchase price for shares of common stock purchased pursuant to any stock purchase right granted under the 1998 Equity Participation Plan shall be no less than the fair market value of such common stock as of the date of purchase.

Under the 1998 Equity Participation Plan, the Compensation Committee may in its discretion allow payment, in whole or in part, through the delivery of a full recourse, limited recourse or non-recourse (as determined by the committee) promissory note bearing interest (at no less than such rate as shall then preclude the imputation of interest under The Internal Revenue Code of 1986, as amended) and payable upon such terms as may be prescribed by the Compensation Committee or the board of directors. The Compensation Committee may prescribe the form of such promissory note and the security to be given for such note. However, common stock may not be purchased pursuant to a stock purchase right by delivery of a promissory note or by a loan from us when or where such loan or other extension of credit is prohibited by law or by any agreement to which we are a party. Notwithstanding the foregoing, we ceased extending new loans (or modifying existing loans) to any director or Executive Officer effective as of July 30, 2002.

The 1998 Plan provides for awards covering up to 700,000 shares of common stock. As of November 30, 2004, options to purchase an aggregate of 320,088 shares of common stock at prices ranging from $6.19 to $20.00 per share had been granted under the 1998 Equity Participation Plan (not including shares subject to options that have been cancelled), 80,421 shares of common stock had been issued under the stock purchase provisions of the Equity Participation 1998 Plan, and 299,491 shares remained available for future grant under the 1998 Equity Participation Plan.

2001 Equity Participation Plan

In November 2001, the Board of Directors adopted the 2001 Equity Participation Plan of PriceSmart, Inc. The 2001 Plan of Pricemart, Inc. was subsequently approved by our stockholders at the 2002 Annual Meeting of

Stockholders. The principal purposes of the 2001 Equity Participation Plan of Pricemart, Inc. are to provide incentives for our officers, employees and consultants and our subsidiaries through the granting of awards, thereby stimulating their personal and active interest in our development and financial success, and inducing them to remain in our employ. In addition to awards granted to officers, employees or consultants, the 2001 Equity Participation Plan provides for formula grants of options to our independent non-employee directors.

The 2001 Equity Participation Plan of Pricemart, Inc. provides that the Compensation Committee of our Board of Directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 2001 Plan of Pricemart, Inc., the Compensation Committee may grant to any employee, independent director or consultant stock purchase rights under the 2001 Equity Participation Plan of Pricemart, Inc. from time to time, in such amounts and subject to such terms and conditions as the committee may determine, and, at the discretion of the committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The purchase price for shares of common stock purchased pursuant to any stock purchase right granted under the 2001 Equity Participation Plan of Pricemart, Inc. shall be no less than the fair market value of such common stock as of the date of purchase.

Under the 2001 Equity Participation Plan of Pricemart, Inc., the Compensation Committee may in its discretion allow payment, in whole or in part, through the delivery of a full recourse, limited recourse or non-recourse (as determined by the committee) promissory note bearing interest (at no less than such rate as shall then preclude the imputation of interest under The Internal Revenue Code of 1986, as amended) and payable upon such terms as may be prescribed by the Compensation Committee or the board of directors. The Compensation Committee may prescribe the form of such promissory note and the security to be given for such note. However, common stock may not be purchased pursuant to a stock purchase right by delivery of a promissory note or by a loan from us when or where such loan or other extension of credit is prohibited by law or by any agreement to which we are a party. Notwithstanding the foregoing, we have ceased extending new loans (or modifying existing loans) to any director or executive officer effective as of July 30, 2002.

The 2001 Equity Incentive Plan of Pricemart, Inc. provides for awards covering up to 350,000 shares of common stock. As of November 30, 2004, options to purchase an aggregate of 305,100 shares of common stock at prices ranging from $6.13 to $20.00 per share had been granted under the 2001 Equity Incentive Plan of Pricemart, Inc. (not including shares subject to options that have been cancelled), no shares of common stock had been issued under the stock purchase provisions of the 2001 Plan, and 44,900 shares remained available for future grant under the 2001 Equity Incentive Plan of Pricemart, Inc.

2002 Equity Participation Plan

In November 2002, the board of directors adopted the 2002 Equity Participation Plan of PriceSmart, Inc. The 2002 Equity Participation Plan was subsequently approved by our stockholders at the 2003 Annual Meeting of Stockholders. The principal purposes of the 2002 Equity Participation Plan are to provide incentives for our officers, employees and consultants and our subsidiaries through the granting of awards, thereby stimulating their personal and active interest in our development and financial success, and inducing them to remain in our employ. In addition to awards granted to officers, employees or consultants, the 2002 Plan provides for formula grants of options to our independent non-employee directors.

The 2002 Equity Participation Plan provides that the Compensation Committee of our board of directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 2002 Equity Participation Plan, the Compensation Committee may grant to any employee, independent director or consultant stock purchase rights under the 2002 Equity Participation Plan from time to time, in such amounts and subject to such terms and conditions as the committee may determine, and, at the discretion of the committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The purchase price for shares of common stock purchased pursuant to any stock purchase right granted under the 2002 Equity Participation Plan shall be no less than the fair market value of such common stock as of the date of purchase.

Under the 2002 Equity Participation Plan, the Compensation Committee may in its discretion allow payment, in whole or in part, through the delivery of a full recourse, limited recourse or non-recourse (as determined by the committee) promissory note bearing interest (at no less than such rate as shall then preclude the imputation of interest under The Internal Revenue Code of 1986, as amended) and payable upon such terms as may be prescribed by the Compensation Committee or the board of directors. The Compensation Committee may prescribe the form of such promissory note and the security to be given for such note. However, common stock may not be purchased pursuant to a stock purchase right by delivery of a promissory note or by a loan from us when or where such loan or other extension of credit is prohibited by law or by any agreement to which we are a party. Notwithstanding the foregoing, we have ceased extending new loans (or modifying existing loans) to any director or executive officer effective as of July 30, 2002.

The 2002 Equity Participation Plan provides for awards covering up to 250,000 shares of common stock. As of November 30, 2004 options to purchase an aggregate of 226,884 shares of common stock at prices ranging from $6.19 to $20.00 per share had been granted under the 2002 Equity Participation Plan (not including shares subject to options that have been cancelled), no shares of common stock had been issued under the stock purchase provisions of the 2002 Plan, and 23,116 shares remained available for future grant under the 2002 Equity Participation Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2004	PRICESMART, INC.

	By:	/S/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer