Form 10-Q
period 2004-11-30
PRICESMART INC
filed 2005-01-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

The registrant had 17,525,607 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2004.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of November 30, 2004, the consolidated balance sheet as of August 31, 2004, the unaudited consolidated statements of operations for the three months ended November 30, 2004 and 2003, the unaudited consolidated statements of cash flows for the three months ended November 30, 2004 and 2003, and the unaudited consolidated statements of stockholders’ equity for the three months ended November 30, 2004 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2004 (fiscal 2005) and November 30, 2003 (fiscal 2004), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2004 and 2003, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2004)	Number of Warehouse Clubs in Operation (as of November 30, 2003)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	66%	Consolidated
Philippines	4	3	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	26	26

Mexico	3	3	50%	Equity

Grand Totals	29	29

During fiscal 2004, the Company opened a new U.S.-style membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. No warehouse clubs were opened or closed during the first quarter of fiscal 2005. As a result, there were 26 consolidated warehouse clubs in operation, operating in twelve countries and one U.S. territory as of November 30, 2004, in comparison to 26 consolidated warehouse clubs in operation, operating in twelve countries and two U.S. territories at the end of the first quarter of fiscal 2004. During the quarter, the Company announced that it had entered into an agreement to acquire land in San Jose, Costa Rica for a planned fourth location in that market which the Company plans to open in the second half of calendar year 2005. The average life of the 26 warehouse clubs in operation as of November 30, 2004 was 50 months. The average life of the 26 warehouse clubs in operation as of November 30, 2003 was 40 months.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, through which the Company earns a licensee fee. Subsequent to the end of the first fiscal quarter of 2005, the Company terminated the license agreement with its China licensee, under which the China licensee operated 11 warehouse clubs, and recorded no licensing revenue in the quarter.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

Net warehouse sales increased 6.5% to $153.0 million in the first quarter of fiscal 2005, from $143.7 million in the first quarter of fiscal 2004. The Company experienced sales growth in all three of its market segments, Central America, Caribbean, and Philippines, due primarily to improvements in merchandising resulting in a higher average sale per transaction. The Caribbean experienced the highest year-over-year growth at 17.7%, with all Caribbean countries registering positive growth and the most significant sales increases in the Dominican Republic and Barbados. Similarly, all Central American countries experienced positive sales growth compared to the first quarter of fiscal 2004, except Honduras. Sales in the Philippines grew 6.3% in the current quarter compared to the same period last year but that was entirely a result of having four warehouse clubs in operation in the first quarter of fiscal 2005 compared to three clubs in the first quarter of fiscal 2004. Philippines sales were negatively impacted in the quarter by difficulties in the importation of U.S. merchandise into the country. Those issues were largely resolved in late November 2004.

Same-warehouse club sales, which are for warehouse clubs open at least 12 full months, increased 7.0% for the 13 weeks ending December 5, 2004 compared to the same period a year earlier.

The Company’s warehouse gross profit margin percentage (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) in the first quarter of fiscal 2005 increased to 15.4% from 12.6% in the first quarter of fiscal 2004. Warehouse margin percent during the quarter as compared to the year earlier was positively impacted by (1) improvements in the merchandise and operating efforts of the Company, and (2) currency movements in certain markets (primarily the Dominican Republic) resulting in a beneficial foreign exchange year-over-year impact of approximately $2.0 million. Excluding foreign exchange gains or losses in the periods presented, the Company’s gross margin percentage would have been approximately 14.8% and 13.4% for the first quarter of fiscal year 2005 and the first quarter of fiscal year 2004, respectively.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which include sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 8-Related Party Transactions” in the Notes to Consolidated Financial Statements included within). Export sales in the first quarter of fiscal 2005 were $233,000 compared to $505,000 in the first quarter of fiscal 2004. The change between periods reflects a continued reduction in the direct export sales business the Company does with non-affiliated third parties or unconsolidated affiliates.

Membership fees, which are recognized into income ratably over the one-year life of the membership, increased to $2.4 million in the first quarter of fiscal 2005 compared to $2.1 million in the first quarter of fiscal 2004. In both periods membership income was 1.5% of warehouse sales. Trinidad, Dominican Republic, and Costa Rica accounted for the majority of the increase from the prior year.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor promotions and fees earned from licensees. Other income, excluding licensee fees, decreased to $1.1 million, or 0.7% of net warehouse sales, in the first quarter of fiscal 2005 from $1.6 million, or 1.1% of net warehouse sales, in the first quarter of fiscal 2004. The decrease in amounts in the current year was primarily related to a decrease in construction management revenues and vendor promotions revenue in the current year offset by an increase in non-member fee revenue, primarily in the Philippines. Licensee fees decreased to $5,000 in the first quarter of fiscal 2005 from $341,000 in the first quarter of fiscal 2004, as a result of the termination of the technology and trademark licensing agreements with the Company’s China licensee.

Warehouse club operating expenses decreased to $19.7 million, or 12.9% of net warehouse sales, in the first quarter of fiscal 2005 from $20.4 million, or 14.2% of net warehouse sales, in the first quarter of fiscal 2004. Warehouse operating expenses in the current quarter were reduced from the prior year quarter primarily as a result of the elimination of costs associated with the warehouse club in Guam which was closed in the second quarter of fiscal 2004, partially offset by increased costs for the fourth Philippines location which opened in the fourth quarter of fiscal 2004. Payroll-related costs have been reduced as a result of productivity improvement from 4.3% of sales in the first quarter of fiscal 2004 to 3.8% of sales in the current quarter. The Company has experienced increased costs for utilities (particularly in the Dominican Republic) and for credit card processing.

General and administrative expenses were $5.1 million, or 3.3% of net warehouse sales, in the first quarter of fiscal 2005 compared to $5.2 million, or 3.6% of net warehouse sales, in the first quarter of fiscal 2004. The decrease in general and administrative expense is largely attributable to reduced severance costs in the current quarter compared to the same period last year related to the departure at that time of two senior managers of the Company.

Closure costs for the first quarter of fiscal 2005 were $367,000 compared to $220,000 in the first quarter of fiscal 2004. The Company continues to incur costs related to four closed warehouse club locations while it seeks tenants or alternative uses for those facilities. In the current quarter, the Company recorded an additional provision of $148,000 associated with revised estimates of the timing and value of sub-lease opportunities for two of those locations.

Operating income for the quarter was $1.8 million compared to a loss of $4.0 million in the first quarter of fiscal 2004, a $5.8 million year over year improvement resulting from the increase in sales and improved margins.

Interest income primarily reflects earnings on cash, cash equivalent balances and restricted cash deposits securing long-term debt. Interest income was $596,000 in the first quarter of fiscal 2005 compared to $636,000 in the first quarter of fiscal 2004. The change in interest income is due to the amounts of interest-bearing instruments held by the Company throughout the periods presented and the interest rate earned on those instruments. The decrease in interest income primarily relates to lower daily cash balances and lower interest rates throughout the first quarter of fiscal 2005 in comparison to the prior year period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and for local currency loans secured by U.S. dollar deposits in the Philippines to lessen foreign exchange risks in that country. Interest expense increased to $2.9 million in the first quarter of fiscal 2005 from $2.8 million in the first quarter of fiscal 2004. The increase is primarily attributable to an increase in the interest rates during the periods.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective ownership share. In the first quarter of fiscal 2004, those joint ventures collectively recorded an operating loss resulting in a $512,000 allocation of that loss to the minority shareholders’ interests. A major change between the two periods is that the Company is now recognizing 100% of the losses of the Philippine joint venture, as the minority stockholders’ interests in that joint venture have been reduced to zero as a result of the prior accumulated losses. Minority interest, therefore, no longer contains the allocation of the current period’s loss in the Philippines. The remaining joint ventures, in total, recorded a profit resulting in an allocation of those profits to the minority shareholders of $87,000 in the first quarter of 2005.

The company recorded an income tax provision of $705,000 and an income tax benefit of $52,000 for the three months ended November 30, 2004 and 2003, respectively. These amounts represent the net effect of income tax expense in certain subsidiaries and income tax credits for those companies generating losses, whose recoverability were more likely than not as of August 31, 2004 and 2003, respectively. Due to the current interplay of income and losses within the different subsidiaries, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations.

Preferred dividend of $648,000 reflects dividends on the Company’s preferred stock for the first quarter of fiscal 2005, which were accrued but not paid. During the quarter, as part of the Financial Program discussed below, the holders of the Series A and Series B Preferred Stock converted their preferred shares to common stock. Dividend expense ceased to accrue on the Preferred Stock as of their respective conversion dates, resulting in a $192,000 reduction in dividend expense from the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements in the quarter were associated with the operating working capital needs of the Company, particularly those associated with the acquisition of merchandise in advance of the holiday shopping period. In addition, the Company acquired land in San Jose, Costa Rica for the planned construction of a fourth Costa Rican location.

The Company improved its working capital position (defined as current assets less current liabilities) as of November 30, 2004 compared to both August 30, 2004 and November 30, 2003. As of November 30, 2004, the Company had negative working capital of $4.3 million compared to negative working capital of $15.5 million at the end of August 2004 and negative $18.0 million at the end of November 2003. The improvement in the current quarter was largely attributable to the conversion of approximately $20 million in related-party borrowings to common stock as part of the Financial Program. Further, the conversion of accrued but unpaid dividends as part of the Series A and Series B Preferred stock conversion reduced other accrued expenses by $4.5 million, thereby decreasing the Company’s current liabilities without a corresponding impact on current assets.

Net cash flows used in operating activities were $5.0 million and $1.6 million in the first quarters of fiscal 2005 and 2004, respectively. The increased use of $3.4 million is primarily due to an increase in cash used to build merchandise inventories during the quarter as compared to the same period last year offset by a $4.4 million reduction in the net loss for the Company. In the current quarter, the Company made a $23.8 million investment in inventories, particularly U.S. merchandise, offset by financing via accounts payable totaling $13.6 million, resulting in a net cash use of $10.2 million. In the same period last year, inventory levels grew $400,000 and accounts payables decreased by $800,000, resulting in a net cash use of $1.2 million.

Net cash used in investing activities was $4.9 million and $2.0 million in the first quarters of fiscal 2005 and 2004, respectively. The increase in the use of cash of approximately $2.9 million resulted from $3.0 million for the purchase of land in San Jose Costa Rica for a planned fourth warehouse club location plus an increase in capital additions for equipment and improvements in existing warehouse clubs.

Net cash used in financing activities was $12.1 million in the first quarter of fiscal 2005. The Company converted $45.0 million in related-party obligations plus accrued interest to common stock as described below under the heading, “Financing Activities.” Long term debt of $14.2 million was retired which released $6.4 million in restricted cash that was being used as partial collateral for those loans, and $4.0 million was used for principal payments toward the various short and long term debt facilities of the Company.

Financing Activities

The Company concluded another phase of its previously announced financial restructuring plan (the “Financial Program”) during the quarter (See “Note 6-Financial Program” in the Notes to Consolidated Financial Statements included herein). The Company converted $22 million of the Series B Cumulative Convertible Redeemable Preferred Stock into shares of common stock valued for such purposes at $10 per share. The Company also converted a $25 million bridge loan plus accrued interest, the $5 million real estate advance for the subsequently cancelled sale of the Santiago, Dominican Republic land and building plus accrued interest and $14.9 million of purchase order financing plus accrued interest from The Price Group, LLC to common stock valued for such purposes at $8 per share. The Price Group, LLC is affiliated with Robert E. Price, Interim Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart and Sol Price, a significant stockholder of PriceSmart. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are co-managers of The Price Group, LLC and collectively own a significant interest in that entity. In addition, as part of a separate transaction, the Company converted $20 million of the Series A Cumulative Convertible Redeemable Preferred Stock plus accrued dividends to common stock valued for such purpose at $10 per share.

During the quarter ended November 30, 2004, as part of the financial restructuring plan, the Company purchased a $10.2 million long-term note of its Philippine subsidiary from the International Finance Corporation (IFC) and paid off the outstanding balance of $3.75 million on a long-term note to the Overseas Private Investment Corporation (OPIC). The Company simultaneously obtained the release of $6.8 million in restricted cash being held as partial collateral for those loans as part of the Financial Program.

On November 5, 2004, the Company entered into a short-term loan agreement for $3.0 million for a period of 90 days at a rate of 5% with The Price Group, LLC. This short-term loan was repaid on January 10, 2005.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2004, the Company, together with its majority or wholly owned subsidiaries, had $13.9 million outstanding in short-term borrowings, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of November 30, 2004, the Company had approximately $6.6 million available on these facilities.

Additionally, the Company has a bank credit agreement for up to $7.5 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2004, letters of credit and lines of credit totaling $6.5 million were outstanding under this facility, leaving availability under this facility of $1.0 million.

As of November 30, 2004, the Company, together with its majority or wholly owned subsidiaries, had $79.9 million outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24.7 million as of November 30, 2004, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of

November 30, 2004, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $2.1 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested and received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004 and (iv) debt service ratio for a $3.5 million note (with an outstanding balance of $1.0 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarter ending November 30, 2004. For the waivers requested, but not yet received, the Company believes that the waivers will be approved and waived for the periods requested. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2004 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of November 30, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down any of the above obligations which have maintenance covenant noncompliance as of November 30, 2004. Accordingly, the aforementioned obligations are reflected in the accompanying balance sheet under the original contractual maturities.

Contractual Obligations

As of November 30, 2004, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt	$79,891	$15,433	$22,259	$17,716	$24,483
Operating leases	129,966	9,628	18,199	16,964	85,175

Total	$209,857	$25,061	$40,458	$34,680	$109,658

Critical Accounting Estimates

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

Allowance for Bad Debt:    Credit is extended to a portion of the Company’s members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. Additionally, the Company formerly utilized the importation and exportation businesses of one of the minority interest shareholders in the Company’s Philippines subsidiary for the movement of merchandise inventories both to and from the Asian regions. As of November 30, 2004, the Company had a total of approximately $645,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Stock-Based Compensation:    As of November 30, 2004, the Company had four stock-based employee compensation plans. Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Deferred Taxes:    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2004, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years.

The Company has a federal and state tax net operating loss carry-forward at August 31, 2004 of approximately $40.5 million and $6.7 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s history of U.S. income and based on projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize the U.S. deferred tax assets by generating taxable income during the carry-forward period. However, due to their shorter recovery period, the Company has maintained valuation allowances on U.S. foreign tax credits and capital loss carryforwards.

As a result of significant losses in many of the Company’s foreign subsidiaries at November 30, 2004, the Company has concluded that full valuation allowances are necessary in all but two of its subsidiaries. The Company has factored in the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. There was insufficient positive evidence to overcome the existence of the negative objective evidence of cumulative losses. As a result, management concluded that it was more likely than not that the deferred tax assets would not be realized in these subsidiaries.

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

Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of FAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2004, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory (excluding the three warehouse clubs owned in Mexico through its 50/50 joint venture). Nineteen of the 26 warehouse clubs operate under currencies other than the U.S. dollar. For the quarters ended November 30, 2004 and 2003, approximately 79% and 76%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U. S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% during fiscal 2003 and approximately 13% during 2004. There can be no assurance that the Company will not experience any other materially adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity from currency devaluations in other countries as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $843,000 and $(1.2) million for the three months ended November 30, 2004 and 2003, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of the subsidiaries into U. S. dollars were $1.1 million and $(4.3) million for the quarter and year ended November 30, 2004 and August 31, 2004, respectively. Foreign exchange gains/(losses) were positively impacted by $786,000 relating to the Dominican Republic. The Dominican Republic experienced a favorable currency revaluation of approximately 35% between the quarter ended November 30, 2003 and the quarter ended November 30, 2004.

The following is a listing of each country or territory where the Company currently operates or anticipates operating in and their respective currencies, as of November 30, 2004:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in 2005	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	1	Costa Rican Colon
Philippines	4	—	Philippine Peso
Mexico*	3	—	Mexican Peso
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	—	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	29	1

*	Warehouse clubs are operated through a 50/50 joint venture, which is accounted for under the equity method.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pre-tax net loss (excluding any minority interest impact) by approximately $560,000 on an annualized basis.

Philippines Sales Trends and Projected Losses

The Company’s Philippines operations, consisting of four warehouse clubs in Metro Manila (along with one former and currently unoccupied warehouse club), are performing well below management’s expectation, with sales growth below plan, resulting in operating losses and negative cash flow over the past year (including the most recent fiscal quarter). The Company believes that two primary reasons for these results are: (i) the business has not been adequately capitalized; and (ii) the distribution of U.S. merchandise to the Philippines has not been maintained at a sufficiently consistent level. Currently, the Company is experiencing significant difficulties with the timely customs clearance of U.S. merchandise. However, the Company continues to believe that the Philippines could be a viable and profitable market for PriceSmart and continues its efforts to improve the business there. There is no guarantee, however, that the Company will be successful in these efforts, and operating losses and negative cash flow could continue for the foreseeable future.

Public Company Compliance Costs and Considerations

The Company incurs certain costs associated with being a publicly traded company. Beginning with fiscal year 2005, the direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance will add significantly to that cost. The expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance and the fiscal year 2005 required attestation of those controls have been estimated at approximately $1.9 million, several times the entire cost of the fiscal 2004 year-end audit. The cost of initial implementation and on-going compliance is particularly high for the Company due to the multiple geographic areas in which it operates (12 countries and one U.S. territory). Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties.

The Company is monitoring the cost of operating as a public company to determine whether, in the Company’s judgment, the direct and indirect costs outweigh the benefits to the Company and its stockholders. If the Company concludes as a result of this review that these costs, including but not limited to the new costs of compliance with Section 404, outweigh the benefits of remaining as a publicly reporting company, management and the board of directors may, over the next several months, begin to consider alternatives to remaining a public company. The Company understands that several other companies are evaluating similar questions. Alternatives that the Company could consider and evaluate would include:

•	a going private transaction;

•	a sale or merger of the business; or

•	selling significant parts of the business and taking the remainder private.

While the Company sometimes has engaged in discussions with minority partners in some locations as to sales of those locations, the Company has not engaged in any substantive discussions regarding these alternatives with any affiliated or unaffiliated third parties nor has the Company retained investment bankers, appraisers or other advisors. The Company does not know whether if it were to engage in any exploration of alternatives that it would be able to find any potential acquirer that would be willing to buy the company at a price that the board of directors and stockholders would find acceptable. Consequently, while the Company believes it may become appropriate to consider the possibility of such a transaction, it is not in a position to evaluate the likelihood that any such proposal will be made or, even if a proposal were to be made, whether a transaction would be consummated. Any such proposal would depend on a number of factors at a future time, including the Company’s business and prospects, its operating and financial performance in the interim and the market price for the Company’s securities.

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

Following the announcement of the restatement of its financial results for fiscal year 2002 and the first three quarters of fiscal 2003 in November 2003, the Company received notice of six class action lawsuits filed in the United States District Court, Southern District of California against it and certain of its former directors and officers purportedly brought on behalf of certain current and former holders of the Company’s common stock, and a seventh class action lawsuit filed against it and certain of its former directors and officers purportedly on behalf of certain holders of the Company’s Series A Preferred Stock and a class of common stock purchasers. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. All of the federal securities actions were consolidated by an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, and the Company will have until February 4, 2005 to move to dismiss or otherwise respond to the consolidated complaint.

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Pursuant to the settlement, this action has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the sub-class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred sub-class were offered the opportunity to exchange their shares of Series A Preferred Stock, together with accrued and unpaid dividends thereon, for shares of the Company’s common stock valued for such purposes at a price of $10.00 per share. All members of the sub-class accepted the offer and exchanged their shares. The Company paid attorney’s fees and costs to counsel for the sub-class in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

On September 3, 2004, the Company also entered into a Stipulation of Settlement for a stockholder derivative suit purportedly brought on the Company’s own behalf in San Diego County Superior Court against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleged that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. In the Stipulation of Settlement, the parties agreed that the prosecution and pendency of the litigation was a factor in the Company’s agreement to seek to implement the Financial Program announced by the Company on September 3, 2004. The Court approved the settlement and entered final judgment on November 12, 2004, which dismissed the lawsuit with prejudice and included a release for the benefit of defendants. As a term of the settlement, the Company has paid attorney’s fees to plaintiff’s counsel in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that the Company has properly charged fees and expenses and that neither the Company nor the minority interest shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a Complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a Complaint against those Directors of PSMT Philippines, Inc. who are appointees of the Company. The Complaint contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. The Company intends to vigorously defend this action through defendants as and when they are duly served and believes that the claims are without merit. On January 11, 2005 plaintiffs’ application for a temporary restraining order was denied, and a hearing on plaintiffs’ application for a preliminary injunction was set for January 17, 2005.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended November 30, 2004, except as reported on Current Reports on Form 8-K filed during the quarter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current, debt service, interest coverage and leverage ratios. As of November 30, 2004, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $2.1 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested and received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004 and (iv) debt service ratio for a $3.5 million note (with an outstanding balance of $1.0 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarter ending November 30, 2004. For the waivers requested, but not yet received, the Company believes that the waivers will be approved and waived for the periods requested. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2004 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of November 30, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down any of the above obligations which have maintenance covenant noncompliance as of November 30, 2004. Accordingly, the aforementioned obligations are reflected in the accompanying balance sheet under the original contractual maturities.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Special Meeting of Stockholders was held on October 29, 2004 at the Company’s headquarters in San Diego, California. Stockholders of record at the close of business on September 20, 2004 were entitled to notice of and to vote in person or by proxy at the Special Meeting. As of the record date there were 7,339,810 shares outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld, and the number of abstentions and broker non-votes, as noted below.

1.	A private placement of an aggregate of 3,164,726 shares of the Company’s common stock, par value $.0001 per share (“Common Stock”), at a price of $8 per share, to The Price Group, LLC, a California limited liability company (the “Price Group”), to be funded through the conversion of a $25.0 million bridge loan, together with accrued and unpaid interest, extended to the Company by the Price Group in August 2004.

Votes For	Votes Against or Withheld	Abstentions
4,194,995	31,698	2,829

2.	The issuance of an aggregate of 2,200,000 shares of Common Stock to the Sol and Helen Price Trust, the Price Family Charitable Fund, the Robert and Allison Price Charitable Remainder Trust, the Robert and Allison Price Trust 1/10/75 (collectively, the “Price Trusts”) and the Price Group (collectively, with the Price Trusts, the “Series B Holders”) in exchange for all of the outstanding shares of the Company’s 8% Series B Cumulative Convertible Redeemable Preferred Stock, par value $.0001 per share (the “Series B Preferred Stock”).

Votes For	Votes Against or Withheld	Abstentions
4,192,102	34,624	2,796

3.	The issuance of an aggregate of 2,597,200 shares Common Stock, valued for such purpose at a price of $8 per share, to the Price Group in exchange for up to $20.0 million of current obligations, plus accrued and unpaid interest, owed by the Company to the Price Group.

Votes For	Votes Against or Withheld	Abstentions
4,151,958	43,312	34,252

4.	The issuance of up to 15,787,001 shares of Common Stock in connection with a rights offering pursuant to rights to be distributed to the holders of outstanding shares of Common Stock.

Votes For	Votes Against or Withheld	Abstentions
4,186,601	40,312	2,609

5.	The issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds.

Votes For	Votes Against or Withheld	Abstentions
4,151,588	43,491	34,443

6.	The issuance of up to 2,223,817 shares of Common Stock associated with an offer to exchange Common Stock, valued for such purpose at a price of $10 per share, to the holders of all of the shares of the Company’s 8% Series A Cumulative Convertible Redeemable Preferred Stock, par value $.0001 per share (the “Series A Preferred Stock”), in exchange for all of the outstanding shares of the Series A Preferred Stock at its initial stated value of $20.0 million plus all accrued and unpaid dividends.

Votes For	Votes Against or Withheld	Abstentions
4,174,445	52,545	2,532

7.	An amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 shares.

Votes For	Votes Against or Withheld	Abstentions
4,186,801	40,477	2,244

ITEM 5.    OTHER INFORMATION

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2003 and 2004, a net loss in the first quarter of fiscal 2005, and may continue to incur losses in future periods.    The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $11.7 million, approximately $33.3 million in fiscal 2004, including $9.8 million of asset impairment and closing charges and approximately $2.5 million in the first quarter of fiscal 2005. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return to profitability. The Company is also seeking to reduce its carrying costs by seeking alternative uses for, disposing of, or leasing buildings and fixtures from its closed warehouse clubs. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

The Company is required to comply with financial covenants governing its outstanding indebtedness.    Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of November 30, 2004, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $2.1 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested and received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004 and (iv) debt service ratio for a $3.5 million note (with an outstanding balance of $1.0 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarter ending November 30, 2004. For the waivers requested, but not yet received, the Company believes that the waivers will be approved and waived for the periods requested. The Company also has $26.5 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

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

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business.    The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of November 30, 2004, the Company had in operation 26 consolidated warehouse clubs in 12 countries and one U.S. territory (four each in Panama and the Philippines; three in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company opened one new warehouse club in Aseana City, Metropolitan Manila, Philippines in early June 2004.

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

The Company is currently defending litigation relating to its financial restatement.    Following the announcement of the restatement of its financial results for fiscal year 2002 and the first three quarters of fiscal

2003 in November 2003, the Company received notice of six class action lawsuits filed in the United States District Court, Southern District of California against it and certain of its former directors and officers purportedly brought on behalf of certain current and former holders of the Company’s common stock, and a seventh class action lawsuit filed against it and certain of its former directors and officers purportedly on behalf of certain holders of the Company’s Series A Preferred Stock and a class of common stock purchasers. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. All of the federal securities actions were consolidated by an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, and the Company will have until February 4, 2005 to move to dismiss or otherwise respond to the consolidated complaint.

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Pursuant to the settlement, this action has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the sub-class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred sub-class were offered the opportunity to exchange their shares of Series A Preferred Stock, together with accrued and unpaid dividends thereon, for shares of the Company’s common stock valued for such purposes at a price of $10.00 per share. All members of the sub-class accepted the offer and exchanged their shares. The Company paid attorney’s fees and costs to counsel for the sub-class in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

On September 3, 2004, the Company also entered into a Stipulation of Settlement for a stockholder derivative suit purportedly brought on the Company’s own behalf in San Diego County Superior Court against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleged that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. In the Stipulation of Settlement, the parties agreed that the prosecution and pendency of the litigation was a factor in the Company’s agreement to seek to implement the Financial Program announced by the Company on September 3, 2004. The Court approved the settlement and entered final judgment on November 12, 2004, which dismissed the lawsuit with prejudice and included a release for the benefit of defendants. As a term of the settlement, the Company has paid attorney’s fees to plaintiff’s counsel in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that the Company has properly charged fees and expenses and that neither the Company nor the minority interest shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a Complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a Complaint against those Directors of PSMT Philippines, Inc. who are appointees of the Company. The Complaint contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. The Company intends to vigorously defend this action through defendants as and when they are duly served and believes that the claims are without merit. On January 11, 2005 plaintiffs’ application for a temporary restraining order was denied, and a hearing on plaintiffs’ application for a preliminary injunction was set for January 17, 2005.

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

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control.    As of December 31, 2004, Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 54.7% of the Company’s common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange.    The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2004, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For the first quarter of fiscal 2005, approximately 79% of the Company’s net warehouse sales were in foreign currencies. Also, as of November 30, 2004, the Company had three warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.    Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company is currently preparing for, and incurring significant expenses related to compliance with Section 404, which for fiscal year 2005 has been estimated at approximately $1.9 million. However, it cannot be assured that the Company and its advisors have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that the Company will be able to effectively meet all of the requirements of Section 404 as currently known to the Company in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management’s being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors’ providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

10.1	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3.0 million.

10.2(4)	Letter of Understanding among The Price Group, LLC, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.3(4)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.4(4)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.5(4)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.6(5)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.7(5)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.8	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated September 24, 2004.

10.9(5)	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.10(5)	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	January 14, 2005	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date:	January 14, 2005	By:	/S/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2004	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,705	$34,410
Short-term restricted cash	7,287	7,255
Receivables, net of allowance for doubtful accounts of $2,647 and $1,550, respectively	1,662	2,196
Merchandise inventories	86,637	62,820
Prepaid expenses and other current assets	10,888	10,185

Total current assets	119,179	116,866

Long-term restricted cash	22,040	28,422
Property and equipment, net	176,083	173,420
Goodwill	23,071	23,071
Deferred tax asset	15,718	16,009
Other assets	7,632	7,650
Long-term receivables from unconsolidated affiliate	1,435	1,316
Investment in unconsolidated affiliate	8,794	9,254

Total Assets	$373,952	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$13,901	$13,412
Accounts payable	69,726	56,148
Accounts payable to and advances received from related party	3,012	20,273
Accrued salaries and benefits	4,802	4,496
Deferred membership income	4,671	4,173
Income taxes payable	1,908	747
Deferred tax liability	584	592
Other accrued expenses	9,435	15,972
Long-term debt, current portion	15,433	16,503

Total current liabilities	123,472	132,316
Deferred rent	1,373	1,260
Accrued closure costs, net of current portion	3,955	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	64,458	82,138

Total liabilities	193,258	244,646

Minority interest	3,570	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 17,961,452 and 7,775,655 shares issued and outstanding, respectively	2	1
Additional paid-in capital	262,574	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(30)	(33)
Deferred compensation	(1,712)	(1,932)
Accumulated other comprehensive loss	(17,199)	(18,314)
Accumulated deficit	(60,426)	(57,902)
Less: treasury stock at cost; 435,845 shares	(9,464)	(9,464)

Total stockholders’ equity	177,124	127,879

Total Liabilities and Stockholders’ Equity	$373,952	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2004	2003
Revenues:
Sales:
Net warehouse	$153,026	$143,741
Export	233	505
Membership income	2,362	2,113
Other income	1,100	1,600

Total revenues	156,721	147,959

Operating expenses:
Cost of goods sold:
Net warehouse	129,522	125,623
Export	228	514
Selling, general and administrative:
Warehouse operations	19,728	20,423
General and administrative	5,092	5,166
Preopening expenses	—	10
Closure costs	367	220

Total operating expenses	154,937	151,956

Operating income (loss)	1,784	(3,997)

Other income (expense):
Interest income	596	636
Interest expense	(2,926)	(2,849)
Other expense, net	(119)	(91)

Total other expense	(2,449)	(2,304)

Loss before (provision) benefit for income taxes, losses of unconsolidated affiliate and minority interest	(665)	(6,301)
(Provision) benefit for income taxes	(705)	52
Losses of unconsolidated affiliate	(454)	(404)
Minority interest	(52)	512

Net loss	(1,876)	(6,141)

Preferred dividends	648	840
Net loss attributable to common stockholders	$(2,524)	$(6,981)

Loss per share – common stockholders:
Basic	$(0.24)	$(0.99)
Diluted	$(0.24)	$(0.99)

Shares used in per share computation:
Basic	10,311	7,079
Diluted	10,311	7,079

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(1,876)	$(6,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,406	3,423
Allowance for doubtful accounts	1,097	74
Closure costs	367	220
Mark to market of stockholder note receivable	3	—
Deferred income taxes	283	(258)
Minority interest	52	(512)
Equity in losses of unconsolidated affiliate	454	404
Compensation expense recognized for stock options	233	134
Cancellation of note receivable from stockholder	—	114
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(1,819)	2,183
Merchandise inventory	(23,817)	(458)
Accounts payable and accounts payable to and advances from related party	16,591	(816)

Net cash flows used in operating activities	(5,026)	(1,633)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,896)	(2,014)

Net cash flows used in investing activities	(4,896)	(2,014)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	44,151	23,906
Repayment of bank borrowings	(62,412)	(23,037)
Restricted cash	6,350	(24)
Issuance of common stock	—	5,000
Proceeds from exercise of stock options	5	—
Issuance costs of common stock	(212)	—
Issuance costs of Series B Preferred stock	—	(8)
Payment on note receivable from stockholder	—	10

Net cash flows (used in) provided by financing activities	(12,118)	5,847

Effect of exchange rate changes on cash and cash equivalents	335	(1,103)

Net increase (decrease) in cash and cash equivalents	(21,705)	1,097
Cash and cash equivalents at beginning of period	34,410	11,239

Cash and cash equivalents at end of period	$12,705	$12,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,250	$2,642
Income taxes	$576	$789
Supplemental disclosure of noncash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	—
Series B Preferred Stock	$22,000	—
Bridge loan and accrued interest	$25,318	—
Advance payment on real estate and accrued interest	$5,192	—
Purchase order financing and accrued interest	$15,586	—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$(111)	—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Financial Program, conversion to common stock	(42)	(41,889)	10,184	1	92,301	—	—	—	—	—	—	—	50,413
Exercise of stock options	—	—	1	—	5	—	—	—	—	—	—	—	5
Mark to market of employee restricted stock	—	—	—	—	—	—	3	—	—	—	—	—	3
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	233	—	—	—	—	233
Net loss	—	—	—	—	—	—	—	—	—	(1,876)	—	—	(1,876)
Translation adjustment	—	—	—	—	—	—	—	—	1,115	—	—	—	1,115

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(761)

Balance at November 30, 2004	—	$—	17,961	$2	$262,574	$3,379	$(30)	$(1,712)	$(17,199)	$(60,426)	436	$(9,464)	$177,124

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2004

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2004, the Company had 26 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (four each in Panama and the Philippines, three in Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also had three warehouse clubs in operation in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. There also were 12 warehouse clubs in operation (11 in China and one in Saipan, Micronesia) licensed to and operated by local business people as of November 30, 2004. Subsequent to the end of the first quarter of 2005, the company terminated the license agreement with its China licensee, and recorded no licensing revenue in the quarter. The Company principally operates under one segment in three geographic regions.

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $60.4 million and a working capital deficit of $4.3 million as of November 30, 2004. For the quarter ended November 30, 2004, the Company had a net loss attributable to common stockholders of $2.5 million and used cash in operating activities of $5.0 million. At November 30, 2004, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements. The Company has obtained or requested, but not yet received, all necessary waivers for covenant violations as of August 31, 2004, and November 30, 2004. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6 – Financial Program. Management believes that its existing working capital, together with the Financial Program mentioned above, is sufficient to fund its operations through at least August 31, 2005.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2004.

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	66.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Mexico	50.0%	Equity
PriceSmart Nicaragua	51.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Trinidad	90.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
Ventures Services, Inc.	100.0%	Consolidated

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

Restricted Cash—Short-term restricted cash primarily represents time deposits that are pledged as collateral for the Company’s revolving line of credit and long-term restricted cash represents time deposits that are pledged as collateral for the Company’s long-term debt.

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

Allowance for Bad Debt—Credit is extended to a portion of members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. As of November 30, 2004, the Company had a total of approximately $645,000 in net receivables due from a minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements. The Company previously utilized the importation and exportation businesses of one of its minority shareholders in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

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

Impairment of Long-Lived Assets—The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation. Future events could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future circumstances may result in the amount recognized upon the disposal of the property to differ substantially from the estimates.

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

Closure Costs—The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; all other costs are expensed as incurred. During fiscal year 2004, the Company closed one warehouse club and three during fiscal year 2003.

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

Stock-Based Compensation—As of November 30, 2004, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the

Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the quarters ended November 30, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended November 30,
	2004	2003
Net loss attributable to common stockholders, as reported	$(2,524)	$(6,981)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	235	134
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(613)	(637)

Pro forma net loss	$(2,902)	$(7,484)
Loss per share:
Basic-as reported	$(0.24)	$(0.99)
Basic-pro forma	$(0.28)	$(1.06)
Diluted-as reported	$(0.24)	$(0.99)
Diluted-pro forma	$(0.28)	$(1.06)

Accounting Pronouncements—During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of FAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Reclassifications—Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2004	August 31, 2004
Land	$37,029	$34,068
Building and improvements	126,181	125,621
Fixtures and equipment	69,083	67,003
Construction in progress	602	241

	232,895	226,933
Less: accumulated depreciation	(56,812)	(53,513)

Property and equipment, net	$176,083	$173,420

Building and improvements includes capitalized interest costs of $1.6 million as of November 30, 2004 and August 31, 2004.

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2004	2003
Loss attributable to common stockholders	$(2,524)	$(6,981)
Determination of shares:
Average common shares outstanding	10,311	7,079
Assumed conversion of:
Stock options	—	—
Preferred stock	—	—
Warrants	—	—

Diluted average common shares outstanding	10,311	7,079
Net loss attributable to common stockholders:
Basic loss per share	$(0.24)	$(0.99)
Diluted loss per share	$(0.24)	$(0.99)

NOTE 5—CLOSURE COSTS

During fiscal 2003 and 2004, the Company closed four warehouse clubs, one each in Dominican Republic, Philippines, Guatemala and Guam and its Commerce, California distribution center. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

A reconciliation of the movements in the changes and related liabilities derived from the closed warehouse clubs as of November 30, 2004 is as follows (in thousands):

	Liability as of August 31, 2004	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of November 30, 2004
Lease obligations	$5,226	154	—	(370)	$5,010
Other associated costs	94	213	(26)	(157)	124

Total	$5,320	367	(26)	(527)	$5,134

NOTE 6—FINANCIAL PROGRAM

On September 3, 2004, the Company announced a plan to implement a series of transactions (the “Financial Program”) that are intended to increase PriceSmart’s earnings (or decrease its losses) by substantially reducing the Company’s interest expenses and preferred dividend obligations. Additionally, the capital that has been and is expected to be received through the Financial Program is expected to help improve the Company’s liquidity, which is expected to result in more attractive terms from vendors. The Financial Program was approved by the stockholders on October 29, 2004. The elements of the Financial Program and the status of each element are as follows:

A private placement of an aggregate of 3,164,726 shares of the Company’s common stock, at a price of $8 per share, to The Price Group, LLC, a California limited liability company (the “Price Group”), to be funded through the conversion of a $25.0 million bridge loan, together with accrued and unpaid interest, extended to the Company by the Price Group in August 2004. The private placement was completed on October 29, 2004, resulting in the issuance of 3,164,726 shares of the Company’s common stock.

The issuance of an aggregate of 2,200,000 shares of Common Stock to the Sol and Helen Price Trust, the Price Family Charitable Fund, the Robert and Allison Price Charitable Remainder Trust, the Robert and Allison Price Trust 1/10/75 (collectively, the “Price Trusts”) and the Price Group (collectively, with the Price Trusts, the “Series B Holders”) in exchange for all of the outstanding shares of the Company’s 8% Series B Cumulative Convertible Redeemable Preferred Stock. This exchange was completed on October 29, 2004, resulting in the issuance of 2,200,000 shares of the Company’s common stock.

The issuance of an aggregate of 2,597,200 shares of Common Stock, valued for such purpose at a price of $8 per share, to the Price Group in exchange for up to $20.0 million of current obligations, plus accrued and unpaid interest, owed by the Company to the Price Group. This exchange was completed on October 29, 2004, resulting in the issuance of 2,597,200 shares of the Company’s common stock.

The issuance of up to 16,052,668 shares of Common Stock in connection with a rights offering pursuant to rights to be distributed to the holders of outstanding shares of Common Stock, and the issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The rights offering subscription period began on December 21, 2004. The initial $7 per share rights period is expected to end on January 21, 2005.

The issuance of up to 2,223,104 shares of Common Stock to exchange Common Stock, valued for such purpose at a price of $10 per share, to the holders of all of the shares of the Company’s 8% Series A Cumulative Convertible Redeemable Preferred Stock, in exchange for all of the outstanding shares of the Series A Preferred Stock at its initial stated value of $20.0 million plus all accrued and unpaid dividends. This exchange was completed on November 23, 2004, resulting in the issuance of 2,223,104 shares of common stock.

An amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 shares, which was approved by the Company’s stockholders on October 29, 2004.

Also on October 29, 2004, The Price Group LLC, other Price-related entities and the San Diego Foundation in connection with the private placement, current obligation exchange and Series B Preferred Stock exchange described above filed with the Securities and Exchange Commission an amended Schedule 13D disclosing that their “group” beneficially owns greater than 50% of the Company’s outstanding shares of common stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). Depending upon the extent to which the rights offering is subscribed by the Company’s stockholders, the Company may continue to be a “controlled company” following the completion of the rights offering.

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into the following agreements in the first fiscal quarter of 2005 with the International Finance Corporation (the “IFC”): (i) to grant the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs was reduced on one loan, by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the agreements with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. All of the above elements were completed during the Company’s first quarter of fiscal 2005 with the exception of item (i), which was agreed to in principal although no warrants were exercised pending a final written agreement related to the put option between the IFC and the Price Group.

NOTE 7—COMMITMENTS AND CONTINGENCIES

From time to time the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

Following the announcement of the restatement of its financial results for fiscal year 2002 and the first three quarters of fiscal 2003 in November 2003, the Company received notice of six class action lawsuits filed in the United States District Court, Southern District of California against it and certain of its former directors and officers purportedly brought on behalf of certain current and former holders of the Company’s common stock, and a seventh class action lawsuit filed against it and certain of its former directors and officers purportedly on behalf of certain holders of the Company’s Series A Preferred Stock and a class of common stock purchasers. These suits generally allege that the Company issued false and misleading statements during fiscal years 2002 and 2003 in violation of federal securities laws. All of the federal securities actions were consolidated by an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, and the Company will have until February 4, 2005 to move to dismiss or otherwise respond to the consolidated complaint.

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Pursuant to the settlement, this action has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the sub-class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred sub-class were offered the opportunity to exchange their shares of Series A Preferred Stock, together with accrued and unpaid dividends thereon, for shares of the Company’s common stock valued for such purposes at a price of $10.00 per share. All members of this sub-class accepted the offer and exchanged their shares. The Company paid attorney’s fees and costs to counsel for the sub-class in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

On September 3, 2004, the Company also entered into a Stipulation of Settlement for a stockholder derivative suit purportedly brought on the Company’s own behalf in San Diego County Superior Court against its current and former directors and officers, alleging among other things, breaches of fiduciary duty. The same complaint also alleged that various officers and directors violated California insider trading laws when they sold shares of the Company’s stock in 2002 because of their alleged knowledge of the accounting issues that caused the restatement. In the Stipulation of Settlement, the parties agreed that the prosecution and pendency of the litigation was a factor in the Company’s agreement to seek to implement the Financial Program announced by the Company on September 3, 2004. The Court approved the settlement and entered final judgment on November 12, 2004, which dismissed the lawsuit with prejudice and included a release for the benefit of defendants. As a term of the settlement, the Company has paid attorney’s fees to plaintiff’s counsel in the amount of $325,000, which was covered by the Company’s directors and officers insurance carrier.

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

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that the Company has properly charged fees and expenses and that neither the Company nor the minority interest shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a Complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a Complaint against those Directors of PSMT Philippines, Inc. who are appointees of the Company. The Complaint contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. The Company intends to vigorously defend this action through defendants as and when they are duly served and believes that the claims are without merit. On January 11, 2005 plaintiffs’ application for a temporary restraining order was denied, and a hearing on plaintiffs’ application for a preliminary injunction was set for January 17, 2005.

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

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2004, the Company, together with its majority or wholly owned subsidiaries, had $13.9 million outstanding in short-term borrowings, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of November 30, 2004, the Company had approximately $6.6 million available on these facilities.

Additionally, the Company has a bank credit agreement for up to $7.5 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2004, letters of credit and lines of credit totaling $6.5 million were outstanding under this facility, leaving availability under this facility of $1.0 million.

As of November 30, 2004, the Company, together with its majority or wholly owned subsidiaries, had $79.9 million outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24.7 million as of November 30, 2004, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of November 30, 2004, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $2.1 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested and received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.9 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarters ending August 31, 2004 and November 30, 2004; and (iv) debt service ratio for a $3.5 million note (with an outstanding balance of $1.0 million at November 30, 2004), for which the Company has requested, but not yet received, a written waiver of its noncompliance for the quarter ending November 30, 2004. For the waivers requested, but not yet received, the Company believes that the waivers will be approved and waived for the periods requested. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2004 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of November 30, 2004, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down any of the above obligations which have maintenance covenant noncompliance as of November 30, 2004. Accordingly, the aforementioned obligations are reflected in the accompanying balance sheet under the original contractual maturities.

NOTE 9—RELATED-PARTY TRANSACTIONS

Relationships with the Price Family: As of November 30, 2004 Sol Price beneficially owns approximately 47.0% of the outstanding Common Stock. Sol Price is the father of Robert E. Price, the Chairman of the Board and Interim Chief Executive Officer of the Company. Robert E. Price beneficially owns approximately 48.0% of the outstanding Common Stock, including shares that may be deemed to be beneficially owned by Sol Price. Sol Price and Robert E. Price together beneficially own approximately 54.4% of the outstanding Common Stock.

Series A and Series B Preferred Stock. In January 2002, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 1,650 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $1,650,000. In July 2003, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 22,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $22,000,000. In connection with the Financial Program that was approved by the stockholders on October 29, 2004, the 1,650 shares of Series A Preferred Stock were exchanged for 183,405 shares of the Company’s common stock, and the 22,000 shares of the Series B Preferred Stock were exchanged for 2,200,000 shares of common stock.

Relationships with the Price Group: In February 2004, the Company entered into an agreement with the Price Group which provided the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory are managers of the Price Group and collectively own more than 80% of that entity. The agreement allowed the Price Group to place a lien on merchandise inventories in the United States as security for such financing. Interest accrued at a rate of 1% per month. In July 2004, this agreement was amended to increase the funds available from the Price Group by $5.0 million (to a total of $15.0 million) for purchase order financing. This additional funding was secured by the Company’s pledge of shares of its wholly-owned Panamanian subsidiary, PriceSmart Real Estate Panama, S.A. On October 29, 2004 amounts owed under this agreement were converted into 1,948,227 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In May 2004, the Company entered into another agreement with the Price Group to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price was to be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement the Price Group made an initial payment of $5.0 million, with the balance to be paid upon closing, and if the closing did not occur for any reason, the initial payment was to be returned to the Price Group, plus accrued interest at the rate of 8% per annum. The agreement was subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Board of the final terms of the agreement. This Agreement was to terminate on August 31, 2004. However, on August 30, 2004, this agreement was extended for an additional 90 days, until November 30, 2004. On October 29, 2004 amounts owed under this agreement were converted into 648,973 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In August 2004, the Company entered into a $25.0 million bridge loan with The Price Group, LLC. This loan accrued interest at 8% per annum. On October 29, 2004 amounts owed under this agreement were converted into 3,164,726 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

Relationship with Price Legacy Corp: Sol Price had beneficial ownership through the Price Group and various family and charitable trusts of approximately 28.0% of the common stock (the “Price Legacy Common Stock”) of Price Legacy, formerly known as Price Enterprises, Inc. (“PEI”). Robert E. Price beneficially owned approximately 25.5% of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price, and served as the Chairman of the Board of PEI until November 1999. Collectively, Sol Price, Robert E. Price and parties affiliated with them, including the Price Group, beneficially owned an aggregate of approximately 37.6% of the Price Legacy Common Stock. James F. Cahill, Murray L.

Galinson and Jack McGrory, directors of the Company, beneficially owned approximately 16.4%, 16.1% and 15.9%, respectively, of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price and Robert E. Price. In addition, each was a director of Price Legacy and Jack McGrory served as Chairman, President and Chief Executive Officer of Price Legacy. On December 21, 2004, Price Legacy was acquired by PL Retail, LLC and the above mentioned persons’ ownership in Price Legacy or the surviving entity ceased.

On March 26, 2004, the Company moved into its new headquarters located in San Diego, CA. Prior to this move, the Company leased office space from Price Legacy to house its headquarters. In April 2004, the Company received $500,000 from its then landlord, Price Legacy, as an incentive to terminate early the lease of its headquarters. For the quarters ended November 30, 2004 and 2003, the Company paid Price Legacy $0 and $87,000 in rent, respectively.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price and James F. Cahill are officers of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, James F. Cahill, Murray Galinson and Jack McGrory. Prior to March 2003, when the Company used the plane, it reimbursed PFD Ivanhoe for a portion of a fixed management fee and additional expenses PFD Ivanhoe incurred based on the number of hours flown, and also reimbursed PFD Ivanhoe for direct charges associated with use of the plane, including landing fees, international fees and catering. Since March 2003, the Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline.

Put Option Agreement: On December 15, 2003, the Company entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and upon other commercially reasonable terms. The specified real property covers both the land and building at nine warehouse club locations. As of August 31, 2004, the net book value of this real property was approximately $54.9 million with approximately $29.9 million of encumbrances (including $5.1 million received as an advance payment for one of these properties). Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and upon other commercially reasonable terms. On August 30, 2004, this agreement was extended for an additional 90 days. As a result of the Financial Program, the Company did not exercise its rights under this agreement or extend it further.

Promissory Notes: In August 1998, Brud E. Drachman, Thomas D. Martin and Edward Oats purchased 1,894, 10,000 and 1,180 shares of common stock, respectively, pursuant to the stock purchase feature of the 1998 Equity Participation Plan. These officers delivered to the Company promissory notes in the amounts of $19,357, $108,500 and $12,803, respectively. In August 1998, the Gans Blackmar Stevens Profit Sharing Plan FBO Robert M. Gans purchased 8,750 shares of common stock pursuant to the stock purchase feature of the 1998 Plan and delivered to the Company a promissory note in the amount of $94,937.50. In August 1998, William J. Naylon purchased 7,500 shares of common stock pursuant to the stock purchase feature of the 1998 Equity Participation Plan and delivered to the Company a promissory note in the amount of $81,375. In April 2000, John Hildebrandt purchased 3,738 shares of common stock pursuant to the stock purchase feature of the 1998 Equity Participation Plan and delivered to the Company a promissory note in the amount of $149,987. The promissory notes delivered by Messrs. Drachman, Martin, Naylon and Oats, and the Gans Blackmar Stevens Profit Sharing Plan initially were non-recourse notes, bore interest at a rate of 6% per annum and had terms of six years. These notes were amended in June 1999 to become recourse notes, bearing interest at a rate of 5.85%. Mr. Hildebrandt’s note is also a recourse note, bearing interest at a rate of 5.85%, with a term of six years. In August 2004, upon the expiration of term of their respective promissory notes, Messrs. Drachman, Martin, Naylon, Oats and the Gans Blackmar Stevens Profit Sharing Plan FBO Robert M. Gans paid all remaining principal and interest due under the notes by delivering an aggregate of 22,195 shares of common stock valued at $7.56 per share (the closing price of the common stock on August 6, 2004) and paid an aggregate of $149,177 in cash. Messrs. Drachman, Martin, Naylon, Oats and Gans received cash bonuses in August 2004, the after-tax proceeds of which were equivalent to the cash portion of the repayments described above. The initial principal amount on Mr. Hildebrandt’s promissory note remains outstanding, and is immediately due and payable upon the termination of Mr. Hildebrandt’s employment for any reason.

Relationships with Edgar Zurcher: Edgar Zurcher has been a director of the Company since November 2000. Mr. Zurcher is a partner in a law firm that the Company utilizes in legal matters and incurred legal expenses of approximately $20,000 during the first quarter of fiscal 2005. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $186,000 in rental income for this space during the first quarter of fiscal 2005. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $47,000 of rental income for the first quarter of fiscal 2005 for space leased to it by the Company. The Company also received approximately $154,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first quarter of fiscal year 2005. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, and repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which the $1.3 million is outstanding as of November 30, 2004.

Relationships with Grupo Gigante, S.A. and Angel Losada M.: Gigante beneficially owns approximately 9.5% of the outstanding Common Stock. In January 2002, the Company entered into a 50/50 joint venture with Gigante to construct and operate warehouse stores in Mexico. In addition, Angel Losada M., one of the directors of the Company, is currently Chairman of the Board of Directors and Executive President of Gigante. Mr. Losada also owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. In fiscal 2004, Gigante purchased an aggregate of approximately $123,000 of products from PriceSmart Mexico, the 50/50 joint venture subsidiary in Mexico. During the third quarter of fiscal 2002, the Company’s Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture may construct and operate a membership warehouse club. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease.

In January 2002, Gigante purchased 15,000 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $15,000,000 pursuant to a Series A Preferred Stock and Warrant Purchase Agreement entered into on January 15, 2002 between the Company and Gigante. Gigante also received a warrant to purchase 200,000 shares of our common stock at an exercise price of $37.50 per share, subject to customary anti-dilution adjustments. The warrant expired one year from the date of issuance. On November 23, 2004, the Company issued an aggregate of 1,667,333 shares of its common stock to Gigante in exchange for all of the outstanding shares of the Company’s Series A Preferred Stock held by Gigante as part of the Financial Program.

Relationship with PriceSmart Mexico: The Company sells inventory to PriceSmart Mexico and charges it for salaries and other administrative services. Such transactions are in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first quarter of fiscal year 2005, export sales to PriceSmart Mexico were approximately $128,000 and are included in total export sales of $233,000, on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales. Salaries and other administrative services charged to PriceSmart Mexico for the first quarter of fiscal year 2005 were approximately $11,000.

Relationships with PSC, S.A.: PSC, S.A. beneficially owns approximately 4.3% of the Company’s common stock. In addition, Mr. Zurcher is a director and 9.1% stockholder of PSC, S.A. In August 2002, the Company entered into a joint venture agreement with PSC, S.A. to form a new subsidiary to construct and operate a warehouse club in Nicaragua. The Company owns a 51% interest and PSC, S.A. owns the outstanding 49% interest in the subsidiary. In connection with the joint venture, in September 2002, PSC, S.A. purchased 79,313 shares of Common Stock from the Company at a price of $33.50 per share, which is equivalent to the Company’s capital investment in the joint venture.

Relationship with Philippines minority interest shareholder: The Company formerly utilized the importation and exportation businesses of one of its minority shareholder in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. As of November 30, 2004, the Company had a total of approximately $645,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

The Company believes that each of the related party transactions described above were on terms that the Company could have been obtained from unaffiliated third parties.

NOTE 10—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of November 30, 2004 (see Note 1). The Company operates as a single reportable segment based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Three Months Ended November 30, 2004
Total revenue	$238	$87,462	$53,371	$15,650	$156,721
Operating income (loss)	(378)	2,169	579	(586)	1,784
Identifiable assets	57,282	161,302	103,326	52,042	373,952

Three Months Ended November 30, 2003
Total revenue	$954	$82,883	$45,321	$18,801	$147,959
Operating income (loss)	(1,873)	1,231	(1,799)	(1,556)	(3,997)
Identifiable assets	78,530	159,241	96,044	56,559	390,374

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Identifiable assets	91,876	147,259	92,470	44,403	376,008