Form 10-Q
period 2005-02-28
PRICESMART INC
filed 2005-04-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

The registrant had 24,553,844 shares of its common stock, par value $.0001 per share, outstanding at March 31, 2005.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of February 28, 2005, the consolidated balance sheet as of August 31, 2004, the unaudited consolidated statements of operations for the three and six month periods ended February 28, 2005 and February 29, 2004, the unaudited consolidated statements of cash flows for the six month periods ended February 28, 2005 and February 29, 2004, and the unaudited consolidated statements of stockholders’ equity for the six month period ended February 28, 2005 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended February 28, 2005 (fiscal 2005) and February 29, 2004 (fiscal 2004), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 28, 2005 and February 29, 2004, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 28, 2005)	Number of Warehouse Clubs in Operation (as of February 29, 2004)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	66%	Consolidated
Philippines	4	3	52%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	—	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	26	25

Mexico	—	3	50%	Equity

Grand Totals	26	28

During fiscal 2004, the Company opened a new U.S.-style membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. No consolidated warehouse clubs were opened or closed during the first six months of fiscal 2005. As a result, there were 26 consolidated warehouse clubs in operation, operating in twelve countries and one U.S. territory as of February 28, 2005, compared to 25 consolidated warehouse clubs in operation, operating in twelve countries and one U.S. territory at the end of the second quarter of fiscal 2004. During the first quarter of fiscal 2005 the Company announced that it had entered into an agreement to acquire land in San Jose, Costa Rica for a planned fourth location in that market, which the Company plans to open in the second half of calendar year 2005. The average life of the 26 warehouse clubs in operation as of February 28, 2005 was 50 months. The average life of the 25 warehouse clubs in operation as of February 29, 2004 was 44 months.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. and operated three membership warehouse clubs in Mexico. The joint venture will continue to have real estate assets and is evaluating various business strategies associated with those assets, including leasing, selling or further commercial development of the sites.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, through which the Company earns a licensee fee. During the second quarter of fiscal 2005, the Company terminated the license agreement with its China licensee, under which the China licensee operated 11 warehouse clubs. The Company has not recorded any licensing revenue under the license agreement in fiscal 2005.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Net warehouse sales increased 10.5% to $178.5 million in the second quarter of fiscal 2005 from $161.5 million in the second quarter of fiscal 2004. Warehouse sales grew in all of the regions in which the Company operates as a result of improved merchandise quantity and selection as compared to last year’s second quarter. The sales increase over the prior year was primarily reflected in an increase in the average sale per transaction. The Company considers this a positive outcome resulting from the Company’s efforts to offer higher quality brand name merchandise to its members. The Company experienced 19% sales growth from the prior year in its Caribbean market, which was helped by strengthening currency and an improved economic environment in the Dominican Republic, 7% growth in Central America and 14% growth in the Philippine market as a result of having four clubs in operation compared to three in the second quarter of fiscal 2004.

Comparable warehouse sales for warehouse clubs that were open at least 12 full months grew 10.1% for the thirteen week period ending March 6, 2005 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison as the Company experiences higher warehouse sales on the weekends. Further, each of the warehouse clubs that were used had been open for at least 12 months from the beginning of the measurement period and were in operation for the full period under review.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) decreased to 13.7% in the second quarter of fiscal 2005 from 14.0% in the second quarter of fiscal 2004. This reduction includes a $1.0 million charge to cost of goods sold taken by the Company related to additional import duties on merchandise for fiscal years 2001, 2002 and 2003, which negatively impacted margins in the period by 58 basis points. Currency movements in both the current and prior periods had only small positive effects on warehouse gross profit margins of 10 and 20 basis points, respectively. For a further definition of the expenses included in cost of goods sold, please refer to Note 2 – Summary of Significant Accounting Policies.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which include sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 9-Related Party Transactions” in the Notes to Consolidated Financial Statements included within). Export sales in the second quarter of fiscal 2005 were $138,000 compared to $304,000 in the second quarter of fiscal 2004. The change between periods reflects a continued reduction in the direct export sales business the Company does with non-affiliated third parties or unconsolidated affiliates.

Membership fees, which are recognized into income ratably over the one-year life of the membership and reported as membership income, increased to $2.5 million in the second quarter of fiscal 2005 compared to $2.2 million in the second quarter of fiscal 2004. The Company has been putting an increased emphasis on membership. Membership renewal rates average approximately 83% for the Company’s warehouse clubs and total accounts have increased 3.0% during the second quarter of fiscal 2005. The average membership fee is approximately $24.00.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, vendor promotions, and fees earned from licensees. Other income, excluding license fees, increased to $1.6 million in the second quarter of fiscal 2005 compared to $1.3 million in the second quarter of fiscal 2004. The increase is due to a $400,000 refund of an accumulated marketing fund related to the Company’s co-branded credit card. Other income excluding license fees decreased primarily due to a decrease in construction management revenues. The Company recorded no license fees in the second quarter of fiscal 2005 compared to $386,000 in the second quarter of fiscal 2004 as a result of the previously announced termination of the technology and trademark licensing agreements with the Company’s China licensee.

Warehouse club operating expenses increased to $21.2 million in the second quarter of fiscal 2005 from $20.4 million in the second quarter of fiscal 2004, but decreased as a percent of net warehouse sales to 11.9% from 12.6%. Warehouse operating expense increases resulted from various factors including one additional warehouse club in operation and higher payroll and utility costs. As a percent of net warehouse sales, the Company experienced reductions most notably in depreciation expense and other operating costs that are not variable with sales, such as rent expense.

General and administrative expenses were $6.3 million, or 3.5% of net warehouse sales, in the second quarter of fiscal 2005 compared to $5.9 million, or 3.6% of net warehouse sales, in the second quarter of fiscal 2004. The Company incurred $1.1 million in costs with outside consultants in the analysis and documentation of processes related to compliance with Section 404 of the Sarbanes-Oxley Act. The Company has determined that, as a result of the announcement made by the SEC on March 2, 2005, it will have an additional year to comply with Section 404. However, the Company has decided to proceed with and complete the documentation and remediation phases of the project and begin testing as a core part of its overall internal controls effort. This effort will require additional incremental costs in the third quarter, although at a significantly reduced level from that experienced in the second quarter. The current quarter also includes a $700,000 charge related to the tentative settlement of the consolidated securities litigation announced on March 3, 2005 and includes that portion of the tentative settlement not covered by insurance as well as related legal fees. The Company also incurred $200,000 in litigation costs related to disputes with the minority stockholders of its Guatemala and Philippines subsidiaries in the second quarter of fiscal 2005. The expenses in the second quarter of fiscal 2004 included approximately $780,000 in costs for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003 and for severance related to the restructuring of its headquarters operations, including the closure of substantially all of its Miami-based buying operations and consolidating those activities with the buying team in San Diego.

Pre-opening expenses were $2,000 in the second quarter of fiscal 2005, which represent expenses incurred before a warehouse club is in operation, in the current period. The Company expects to incur additional pre-opening costs associated with the planned fourth location in San Jose, Costa Rica. In the second quarter of fiscal 2004 the Company incurred $156,000 of pre-opening expenses related to the Aseana site in the Philippines, which subsequently opened in June 2004.

The Company incurred $211,000 in operating costs to maintain four closed warehouse club locations while it seeks tenants or alternative uses for those facilities. Closure costs in the second quarter of fiscal year 2004 were $1.5 million, $1.2 million of which was associated with the closure of the Guam warehouse on December 24, 2003.

Operating income for the second quarter of fiscal 2005 was $803,000 compared to a loss of $1.5 million in the second quarter of fiscal 2004.

Interest income primarily reflects earnings on cash and cash equivalent balances and restricted cash deposits securing long-term debt. Interest income was $696,000 in the second quarter of fiscal 2005 compared to $632,000 in the second quarter of fiscal 2004. The increase in interest income is due to the combination of higher cash and cash equivalent balances and higher interest rates.

Interest expense primarily reflects borrowings by the Company’s majority or wholly-owned foreign subsidiaries to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. dollar deposits and on-going working capital requirements. Interest expense decreased to $2.2 million in the second quarter of fiscal 2005 from $2.7 million in the second quarter of fiscal 2004. The decrease is a result of a reduced level of debt held by the Company, partially offset by higher interest rates.

The Company recorded an income tax provision of $316,000 for the second quarter of fiscal year 2005, compared to $241,000 for the same period in the prior year. The current period provision represents the net effect of income tax expense in certain subsidiaries that are generating taxable income and income tax credits for those subsidiaries generating losses. Income tax audits recognized are only when the recoverability of those credits are deemed to be more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. On February 11, 2005, the Company, along with its joint venture shareholders Grupo Gigante S.A. de C.V., announced that it was closing the warehouse operations of PSMT Mexico, S.A. de C.V. effective February 28, 2005. At that time the Company indicated that it believed that the closure would not result in a significant loss for PriceSmart, Inc. While this is still the Company’s view with respect to the total carrying value of that investment, PSMT Mexico did incur larger than estimated operating losses in the month of February associated with the liquidation of merchandise, the refund of membership fees, the severance of employees and the settlement of contractual obligations. Under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations, the Company’s proportionate share of the loss in PriceSmart Mexico for the current quarter was $2.0 million, as compared to $377,000 in the prior year period.

Minority interest relates to the allocation of joint venture income or loss to the minority stockholders. In the second quarter of fiscal 2004, the Company’s joint venture subsidiaries collectively recorded an operating loss, resulting in a $497,000 allocation of that loss to the minority stockholders’ interests. In the second quarter of 2005, the Company’s joint venture subsidiaries collectively recorded net income, resulting in an allocation of $114,000 of income to the minority stockholders’ interests in those joint ventures. It should be noted that in fiscal 2005 the Philippines joint venture is no longer included in the minority interest allocation as the minority stockholders’ interests in that joint venture have been reduced to zero as a result of the prior accumulated losses.

No preferred stock dividends accrued in the second quarter of fiscal 2005 as all classes of preferred stock and their accrued dividends were converted to common stock during the first quarter of fiscal 2005. Accrued dividends on preferred stock in the second quarter of fiscal year 2004 were $840,000.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Net warehouse sales grew 8.6% to $331.5 million in the first half of fiscal 2005 from $305.2 million in the first half of fiscal 2004. Improved merchandise quantity and selection in the Company’s warehouse clubs was the primary contributor to the growth in sales.

Comparable warehouse sales for warehouse clubs that were open at least 12 full months grew 8.6% for the twenty-six week period ending March 6, 2005 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month which is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison as the Company experiences higher warehouse sales on the weekends. Further, the warehouse clubs that are used have been open for at least 12 months from the beginning of the measurement period and were in operation for the full period under review.

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) in the first half of fiscal 2005 increased to 14.5% from 13.3% in the first half of fiscal 2004. The improvement in gross profit margins of 1.2% resulted from improvements in merchandising and operating efforts of the Company, as well as beneficial currency movements in certain countries (primarily the Dominican Republic). These factors were partially offset by a $1.0 million charge to cost of goods sold related to additional import duties on merchandise for fiscal years 2001, 2002, and 2003. In the prior year, warehouse gross profit margins were impacted negatively by reduced margins in Guam as merchandise was marked down in advance of the December closing, as well as reduced margins (primarily in the first quarter of fiscal year 2004) in order to dispose of slower moving inventory. For a further definition of the expenses included in cost of goods sold, please refer to Note 2 – Summary of Significant Accounting Policies.

Export sales were $371,000 in the first half of fiscal 2005 compared to $809,000 in the first half of fiscal 2004. The decrease reflects a reduction in the direct export sales business the Company does with non-affiliated third parties and unconsolidated affiliates.

Membership fees, which are recognized into income ratably over the one-year life of the membership and reported as membership income, were $4.9 million in the first half of fiscal 2005 compared to $4.3 million during the same period of fiscal 2004 primarily reflecting higher average membership fees.

Other income consists of commission revenue, rental income, advertising revenues, construction revenue, vendor promotions, and fees earned from licensees. Other income, excluding license fees, increased to $2.7 million in the first half of fiscal 2005 compared to $2.5 million in the first half of fiscal 2004. The increase is due to a $400,000 refund of an accumulated marketing fund related to the Company’s co-branded credit card in the current period. Other income, excluding license fees, decreased primarily due to a decrease in construction management revenues. The Company recorded no license fees in the first half of fiscal 2005 compared to $727,000 in the first half of fiscal 2004 as a result of the previously announced termination of the technology and trademark licensing agreements with the Company’s China licensee.

Warehouse operating expenses increased to $40.9 million in the first half of fiscal 2005 from $40.6 million in the same period in fiscal 2004. As a percent of net warehouse sales, however, warehouse operating expenses decreased to 12.4% of net warehouse sales in fiscal 2005 from 13.3% of net warehouse sales in fiscal 2004. Improvements as a percent of net warehouse sales were attributable to improvements in labor productivity and the effect of higher sales on generally fixed costs such as building rent and depreciation.

General and administrative expenses were $11.4 million, or 3.4% of net warehouse sales, in the first half of fiscal 2005 compared to $11.0 million, or 3.6% of net warehouse sales, in the first half of fiscal 2004. In the first half of fiscal 2005, the Company has incurred approximately $1.2 million for outside consultants in the analysis and documentation of processes related to compliance with the Sarbanes-Oxley Act and $700,000 in settlement costs related to securities litigation. The Company also recorded $200,000 in litigation costs related to the Guatemala and Philippines disputes in the first half of fiscal 2005. By comparison, the first half of fiscal year 2004 included severance costs of approximately $700,000 relating to the departure of certain members of senior management and the closure of substantially all of the Company’s Miami-based buying operations and the consolidation of those activities with the buying team in San Diego, and approximately $450,000 of expense was incurred for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, were $2,000 in the first six months of fiscal 2005. The Company expects to incur more pre-opening costs associated with the planned fourth location in San Jose, Costa Rica. In the first half of fiscal 2004, the Company incurred $166,000 of pre-opening expenses related to the Aseana site in the Philippines, which subsequently opened in June 2004.

Closure costs for the first half of fiscal 2005 were $578,000 for the operating costs to maintain the four closed warehouse club locations while the Company seeks tenants or alternative uses for those facilities. In the first half of fiscal year 2004, closure costs were $1.7 million, $1.2 million of which was associated with the closure of the Guam location in December 2003.

Operating income for the first half of fiscal year 2005 was $2.6 million compared to an operating loss of $5.3 million in the same period last year.

Interest income reflects earnings on cash and cash equivalents and restricted cash deposits securing long term debt. Interest income was $1.3 million for both the first half of fiscal 2005 and the first half of fiscal 2004.

Interest expense reflects the borrowings of the Company’s majority and wholly-owned subsidiaries used to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. deposits and on-going working capital requirements. Interest expense in the first half of fiscal 2005 was $5.1 million, compared to $5.6 million in the first half of fiscal 2004. The decrease is a result of a reduced level of debt held by the Company, partially offset by higher interest rates.

The Company recorded income tax provisions of $1.0 million and $189,000 for the six-month periods ended February 28, 2005 and February 29, 2004, respectively. The current period provision represents the net effect of income tax expense in certain subsidiaries that are generating taxable income and income tax credits for those subsidiaries generating losses. Income tax audits are recognized only when the recoverability of the credits are deemed to be more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. On February 11, 2005, the Company, along with its joint venture partner Grupo Gigante S.A. de C.V, announced that it was closing the warehouse operations of PSMT Mexico, S.A. de C.V. effective February 28, 2005. At that time the Company indicated that it believed that the closure would not result in a significant loss for PriceSmart, Inc. While this is still the Company’s position with respect to the total carrying value of that investment, PSMT Mexico did incur large operating losses in the month of February associated with the liquidation of merchandise, the refund of membership fees, the severance of employees and the settlement of contractual obligations. Under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations, the Company’s proportionate share of the loss in PriceSmart Mexico for the first half of fiscal year 2005 was $2.4 million, as compared to $781,000 in the prior year period.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders. In the first six months of fiscal 2004, those joint ventures collectively recorded an operating loss resulting in a $1.0 million allocation of that loss to the minority shareholders’ interests. In the first six months of fiscal 2005, the Company’s joint ventures collectively recorded net income, resulting in an allocation of $166,000 to the minority stockholders’ interests in those joint ventures. It should be noted that in fiscal 2005 the Philippines joint venture is no longer included in the minority interest allocation as the minority stockholders’ interest in that joint venture have been reduced to zero as a result of the prior accumulated losses.

Preferred dividends decreased to $648,000 in the first half of fiscal 2005, compared to $1.7 million the same period in the prior year, due to the conversion of all classes of preferred stock to common stock in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are for the operating working capital needs of the Company, particularly those associated with the acquisition of an adequate level of U.S. and locally sourced merchandise for the Company’s warehouse clubs.

The Company significantly improved its working capital position (defined as current assets less current liabilities) in the second quarter of fiscal 2005, and as of February 28, 2005, had a working capital surplus of $38.3 million, compared to working capital deficits of $4.3 million as of November 30, 2004 and $15.5 million as of August 31, 2004. The $42.6 million improvement since November 2004 was largely a result of the sale of 6,827,542 shares of the Company’s common stock for aggregate proceeds of $47.8 million pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until December 21, 2005. The Company used a portion of the additional capital to reduce short-term borrowings by $11.7 million, including the $3.0 million repayment of a short-term loan from a related party associated with the initial acquisition of land in San Jose, Costa Rica. For the first six months of the fiscal year, the Company’s working capital position improved by $53.8 million, attributable to the $47.8 million in common stock sales and also the conversion of approximately $20 million in short-term related party borrowings to common stock as part of the Financial Program (see “Note 6- Financial Program” in the Notes to Consolidated Financial Statements included herein).

Net cash flows provided by operating activities were $7.1 million and $8.8 million in the first six months of fiscal 2005 and 2004, respectively. During the first half of fiscal 2005, the Company increased merchandise inventories by $7.3 million. During the same period in fiscal 2004, the merchandise inventories decreased $12.8 million.

Net cash used in investing activities was $5.9 million and $2.5 million in the first six months of fiscal 2005 and 2004, respectively. The increase in the use of cash of approximately $3.4 million resulted primarily from the acquisition of land and the initial building costs associated with the planned new warehouse club location in San Jose, Costa Rica.

Financing activities contributed $23.7 million in the first half of fiscal 2005 compared to approximately $149,000 in the first six months of fiscal 2004. A number of transactions related to the previously announced Financial Program during the first half of fiscal year 2005 accounted for the increase in the periods presented. The Company received $47.8 million from the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until December 21, 2005. In the first six months of fiscal 2005, the Company reduced long-term debt by

$47.9 million; $26.4 million was through conversion to common stock and $21.5 million was through either net principal repayments or the complete retirement of the debt. In addition, short-term debt was reduced by $8.2 million during the period.

Financing Activities

The Company concluded significant phases of its previously announced Financial Program during the first half of the fiscal year (See “Note 6-Financial Program” in the Notes to Consolidated Financial Statements included herein).

In the first fiscal quarter of 2005, the Company converted $22 million of its Series B Cumulative Convertible Redeemable Preferred Stock into shares of common stock, valued for such purposes at $10 per share. The Company also converted a $25 million bridge loan plus accrued interest, the $5 million real estate advance for the subsequently cancelled sale of the Santiago, Dominican Republic land and building plus accrued interest and $14.9 million of purchase order financing plus accrued interest from, each extended to the Company by The Price Group, LLC, to common stock, valued for such purposes at $8 per share. The Price Group, LLC is affiliated with Robert E. Price, Interim Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of the Company and Sol Price, a significant stockholder of the Company and father of Robert E. Price. Directors Robert E. Price, Murray L. Galinson, Jack McGrory and former director James F. Cahill are co-managers of The Price Group, LLC and collectively own a significant interest in that entity. In addition, as part of a separate transaction, the Company converted $20 million of its Series A Cumulative Convertible Redeemable Preferred Stock plus accrued dividends to common stock valued for such purpose at $10 per share.

In addition, the Company purchased a $10.2 million long-term note of its Philippine subsidiary from the International Finance Corporation (“IFC”) and paid-off the outstanding balance of a $3.8 million long-term note to the Overseas Private Investment Corporation (“OPIC”). The Company simultaneously obtained the release of $6.8 million in restricted cash being held as partial collateral for those loans as part of the Financial Program.

In the second quarter of fiscal 2005, the Company received $47.8 million as a result of the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until December 21, 2005. The rights offering is part of the Financial Program.

On November 5, 2004, the Company entered into a short-term loan agreement for $3.0 million for a period of 90 days at a rate of 5% with The Price Group, LLC. This short-term loan was repaid on January 10, 2005.

Short-Term Borrowings and Long-Term Debt

As of February 28, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $5.2 million outstanding in short-term borrowings, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of February 28, 2005, the Company had approximately $11.0 million available on these facilities.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of February 28, 2005, letters of credit and lines of credit totaling $4.6 million were outstanding under this facility, leaving availability under this facility of $2.4 million.

As of February 28, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $75.8 million outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the

Company up to its respective ownership percentage, except for approximately $24.9 million as of February 28, 2005, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 28, 2005, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $1.9 million at February 28, 2005), which the Company repaid in full on March 23, 2005; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.8 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending May 31, 2005; and (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.7 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of February 28, 2005 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of February 28, 2005, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down the two above obligations that were not repaid which had maintenance covenant noncompliance as of February 28, 2005, even though the Company has obtained waivers for each of them. Accordingly, the two obligations for which the Company has received waivers are reflected in the accompanying balance sheet under the original contractual maturities and $340,000 of the obligation the Company repaid on March 23, 2005, which was not already classified as current, was reclassified as current.

Contractual Obligations

As of February 28, 2005, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$75,765	$15,871	$20,735	$20,387	$18,772
Operating leases	131,484	9,757	18,613	17,482	85,632

Total	$207,249	$25,628	$39,348	$37,869	$104,404

(1)	Amounts shown are for the principal portion of the long-term debt payment only. Future interest obligations will vary with changes in future LIBOR rates, making an accurate projection of future interest payments difficult.

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

Allowance for Bad Debt:    Credit is extended to a portion of the Company’s members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. Additionally, the Company formerly utilized the importation and exportation businesses of one of the minority interest shareholders in the Company’s Philippines subsidiary for the movement of merchandise inventories both to and from the Asian regions. As of February 28, 2005, the Company had a total of approximately $645,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Stock-Based Compensation:    As of February 28, 2005, the Company had four stock-based employee compensation plans. Beginning September 1, 2002, the Company adopted the fair value based method of recording stock options contained in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which is considered the preferable accounting method for stock-based employee compensation. Beginning September 1, 2002, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Historically, and through August 31, 2002, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.

Deferred Taxes:    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 28, 2005, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years.

The Company has a federal and state tax net operating loss carry-forward at August 31, 2004 of approximately $40.5 million and $6.7 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s history of U.S. income and based on projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize the U.S. deferred tax assets by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to their shorter recovery period, the Company has maintained valuation allowances on U.S. foreign tax credits and capital loss carryforwards.

As a result of significant losses in many of the Company’s foreign subsidiaries at February 28, 2005, the Company has concluded that full valuation allowances are necessary in all but two of its subsidiaries. The Company has factored in the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. There was insufficient positive evidence to overcome the existence of the negative objective evidence of cumulative losses. As a result, management concluded that it was more likely than not that the deferred tax assets would not be realized in these subsidiaries.

Basis of Presentation:    The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly-owned subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

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

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“SFAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 109-2 will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs- An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets- An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 153 will have on its consolidated financial position, results of operations and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly-owned subsidiaries, conducts foreign operations in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2005, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory (excluding the three closed warehouse clubs owned in Mexico through its 50/50 joint venture). Nineteen of the 26 warehouse clubs operate under currencies other than the U.S. dollar. For the six months ended February 28, 2005 and February 29, 2004, approximately 79% and 77%, respectively, of the Company’s net warehouse sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks as well as challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U. S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% during fiscal 2003 and approximately 13% during fiscal 2004. There can be no assurance that the Company will not experience any other material adverse effects on the Company’s business, financial condition, operating results, cash flow or liquidity from currency devaluations in other countries as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $1.2 million and $(190,000) for the six month periods ended February 28, 2005 and February 29, 2004, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly-owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of the subsidiaries into U. S. dollars were $1.9 million and $(4.3) million for the six months and year ended February 28, 2005 and August 31, 2004, respectively. Foreign exchange gains/(losses) were positively impacted by $755,000 relating to the Dominican Republic during the first six months of fiscal 2005. The Dominican Republic experienced a favorable currency revaluation of approximately 40% between the quarter ended February 29, 2004 and the quarter ended February 28, 2005.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of February 28, 2005:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in 2005	Currency
Panama	4	—	U.S. Dollar
Costa Rica	3	1	Costa Rican Colon
Philippines	4	—	Philippine Peso
Mexico*	—	—	Mexican Peso
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
Guam	—	—	U.S. Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	26	1

*	Warehouse clubs are operated through a 50/50 joint venture, which is accounted for under the equity method.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pre-tax loss (excluding any minority interest impact) by approximately $530,000 on an annualized basis.

Philippines Sales Trends and Projected Losses

The Company’s Philippines operations, consisting of four warehouse clubs in Metro Manila (along with one former and currently unoccupied warehouse club), are performing well below management’s expectation, with sales growth below plan, resulting in operating losses and negative cash flow over the past year (including the most recent fiscal quarter). The Company believes that two primary reasons for these results are: (i) the business has not been adequately capitalized; and (ii) the distribution of U.S. merchandise to the Philippines has not been maintained at a sufficiently consistent level. The Company continues to believe that the Philippines could be a viable market for PriceSmart and continues its efforts to improve the business. There is no guarantee, however, that the Company will be successful in these efforts. Operating losses and negative cash flow could continue for the foreseeable future, and therefore the Company will be considering alternatives which may be available with respect to this business.

Public Company Compliance Costs and Considerations

The Company incurs certain costs associated with being a publicly traded company. The Company has determined that, as a result of the announcement made by the SEC on March 2, 2005, it will have an additional year to comply with Section 404 of the Sarbanes-Oxley Act. As a result of such determination, beginning with fiscal year 2006, the direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance will add significantly to the Company’s costs associated with being a publicly traded company. The expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance have cost approximately $1.2 million, on a year-to-date basis. The cost of initial implementation and on-going compliance is particularly high for the Company due to the multiple geographic areas in which it operates (12 countries and one U.S. territory). Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties.

Over the past several months, the Company has been monitoring the cost of operating as a public company to determine whether in its judgment the direct and indirect costs outweigh the benefits to the Company and its stockholders. The Company understands that several other companies are evaluating similar questions. As a result, on February 25, 2005, the Company announced that its management, board of directors and significant stockholders are beginning to explore possible transactions that would result in the Company’s ceasing to be subject to SEC reporting requirements. These possible transactions include, among others, a reverse stock split in which stockholders who do not hold a minimum number of shares of the Company’s common stock would have their shares converted into cash or a tender offer by the Company or significant stockholders for shares of the Company’s common stock. Other alternatives that the Company could consider and evaluate would include a sale or merger of the business; or selling significant parts of the business and taking the remainder private.

Although the Company has not reached any conclusions about whether the costs of being a publicly traded SEC reporting company outweigh the benefits, the Company is evaluating alternatives to remaining an SEC reporting company. Any such transaction would be designed to result in the Company having less than 300 stockholders of record as of the end of a fiscal year or otherwise making it eligible to cease making SEC filings, such as Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Depending on the form of transaction selected, if any, the Company or any entity formed by significant stockholders might not seek to acquire or otherwise cash out all existing shares held by unaffiliated stockholders but rather just that portion that would be necessary for the Company to terminate its SEC reporting requirements. In analyzing transaction alternatives, the Company’s management, board of directors and significant stockholders will take into account the Company’s ongoing rights offering and its impact on such alternatives. The implementation of any such transaction also would result in the delisting of the Company’s common stock from the Nasdaq National Market.

While the Company has engaged in discussions with minority partners in some locations as to sales of those locations, the Company has not engaged in any substantive discussions regarding these alternatives with any affiliated or unaffiliated third parties nor has the Company retained investment bankers, appraisers or other advisors. The Company does not know whether if it were to engage in any exploration of alternatives that it would be able to find any potential acquirer that would be willing to buy the Company at a price that the Company’s board of directors and stockholders would find acceptable. Consequently, while the Company believes it may become appropriate to consider the possibility of such a transaction, it is not in a position to evaluate the likelihood that any such proposal will be made or, even if a proposal were to be made, whether a transaction would be consummated. Any such proposal would depend on a number of factors at a future time, including the Company’s business and prospects, its operating and financial performance in the interim and the market price for its securities.

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

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting. The Company has incurred approximately $1.2 million in costs associated with the documentation of processes necessary to comply with Section 404 of the Sarbanes-Oxley Act. Management believes that the completion of the documentation and testing will have a positive effect on the controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 17, 2003, the first in a series of seven federal securities fraud class action lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its former and present officers and directors, now consolidated as In re PriceSmart, Inc. Securities Litigation, Lead Case No. 03cv02260L (LSP). Six of the complaints asserted claims against (1) the Company, (2) its former President and Chief Executive Officer Gilbert Partida, and (3) its former Chief Financial Officer Allan C. Youngberg. On behalf of a proposed class of persons who purchased the Company’s common stock between December 20, 2001 and November 7, 2003, plaintiffs asserted claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based on the allegation that defendants made material misstatements and omissions in connection with the financial statements that were the subject of a financial restatement. Plaintiffs seek damages on behalf of the proposed class.

The seventh federal securities fraud complaint, Performance Capital L.P. v. PriceSmart, Inc., Case No. 03cv02561 JAH (S.D. Cal), was filed by investors who purchased the Company’s Series A Preferred Stock in January 2002, as well as on behalf of a class of common stock purchasers, and added a breach of fiduciary duty claim against every then-current member of the Company’s current Board of Directors, as well as a claims under Section 12(a)(2) and Section 15 of the Securities Act of 1933 relating to plaintiffs’ purchase of Series A Preferred Stock. The Company refers to this litigation as the Performance Capital lawsuit. Plaintiffs sought damages on behalf of the proposed class as well as rescission of their contracts with the Company regarding the Series A Preferred Stock.

All of the federal securities actions were consolidated before The Honorable John Houston in an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, with an expanded proposed class period of November 1, 2001 to December 16, 2003.

Defendants and the plaintiffs who brought the Performance Capital lawsuit entered into a Stipulation of Settlement dated September 3, 2004, which was preliminarily approved by Judge Houston on September 30, 2004. On September 30, 2004, Judge Houston also approved a stipulation appointing the plaintiffs in the Performance Capital lawsuit as lead plaintiff for a proposed sub-class made up of certain purchasers and holders of the Company’s Series A Preferred Stock, which the Company refers to as the Series A Preferred Sub-Class. On November 8, 2004, following notice to members of the Series A Preferred Sub-Class, the settlement was approved and judgment was entered. Pursuant to the settlement, the Performance Capital lawsuit has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the Series A Preferred Sub-Class arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred Sub-Class were offered the opportunity to exchange their Series A Preferred Stock for shares of the Company’s common stock at a conversion price of $10.00 per share, and all members of the Series A Preferred Sub-Class accepted this offer. The Company paid attorney’s fees and costs to counsel for the Performance Capital plaintiffs in the amount of $325,000, which was covered by the Company’s insurance carrier.

Defendants and the parties to the remaining class action lawsuits entered into a Memorandum of Understanding dated March 2, 2005 which sets forth the terms of a settlement of all claims, subject to confirmatory discovery and final court approval. Under the tentative settlement, in exchange for a full release of all claims, plaintiffs would receive $2,350,000, of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, subject to discussions between the Company and the insurance carrier on the issue of whether the Company has already reached the $1 million retention of its insurance policy.

The United States Securities and Exchange Commission (SEC) issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding the Company’s restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

The indemnification provisions contained in the Company’s amended and restated certificate of incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. While the Company has directors and officers liability insurance (subject to a $1.0 million retention and a 20% co-pay provision), the Company has been informed that the Company’s insurance carriers are reserving all of their rights and defenses under the policy (including the right to deny coverage) and it is otherwise uncertain whether the insurance will be sufficient to cover all damages that it may be required to pay. Further, regardless of coverage and the ultimate outcome of these suits, litigation of this type is expensive and may require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm the Company’s business and reputation. The Company has and may continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that it has properly charged fees and expenses and that neither the Company nor the minority shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A. In February 2005, the minority shareholder filed various actions in Guatemalan courts including: 1) three separate actions on purported promissory notes totaling nearly $2 million which do not appear on the Company’s financial records; 2) an Intervenor action seeking court appointment of a third-party receiver to approve payment of accounts payable by PriceSmart (Guatemala) S.A.; 3) an action to remove the General Manager of PriceSmart (Guatemala) S.A. from her post; and 4) various criminal actions against the Company’s appointed Directors of PriceSmart (Guatemala) S.A. for allegedly conducting an illegal board meeting. Although neither the Company nor PriceSmart (Guatemala) S.A. had been given advance notice of these legal actions nor of the accompanying request for a receivership, the Guatemalan courts ordered a limited receivership of PriceSmart (Guatemala) S.A. The court-appointed receiver for PriceSmart (Guatemala) S.A., who is an employee of the minority shareholder, has required PriceSmart (Guatemala) S.A. to deposit all daily receipts of cash of approximately $80,000 per day into a strictly receiver-controlled bank account. Meanwhile, the Company continues to deliver US-sourced merchandise to the Guatemala warehouses for which the receiver is not making full payment. The amount due as of March 31, 2005 is approximately $3.4 million. On March 16, 2005, the Company successfully reversed within a few hours the minority shareholder’s attempt to terminate PriceSmart (Guatemala) S.A.’s General Manager and expel certain employees from PriceSmart (Guatemala) S.A.’s office in Guatemala City. The minority shareholder may nonetheless undertake additional efforts to replace PriceSmart (Guatemala) S.A.’s General Manager with its own designee. If the minority shareholder were successful, its designee for General Manager would then be in position to admit debts purportedly owed by PriceSmart (Guatemala) S.A. to the minority shareholder under the notes, which were recently executed by a principal of the minority shareholder without the knowledge of PriceSmart (Guatemala) S.A. management or authorization of its Board of Directors. The Company vehemently disputes the minority shareholder’s claims. Although Guatemalan law does not permit an expeditious judicial review of these court proceedings, the Company is vigorously opposing all such claims as well as the receivership, and has filed civil as well as criminal actions against the minority shareholder and its principal.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. The hearing on Go’s and E-Class’ application for a preliminary injunction, which commenced on January 6, 2005, has concluded and the parties are now preparing written submissions to the court regarding matters referenced during the hearing. In addition, Go/E-Class have filed a criminal complaint against those directors of PSMT Philippines, Inc. who are the Company’s appointees. The Company intends to vigorously defend these actions through defendants and believe that the claims are without merit.

The Company has established a net litigation reserve of $700,000 relating to the pending settlement of the securities class action litigation and related expenses. The Company does not expect to incur losses in connection with this litigation in excess of recorded amounts.

In the case of the Guatemala and Philippines matters, the ultimate outcome is less certain. The Company has reviewed the relevant documents and does not believe that an adverse result is likely. However, in light of the uncertainty inherent in arbitration and litigation—particularly in foreign jurisdictions—it is possible that the outcome of these proceedings will have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity. The Company is unable at this time to estimate possible loss or range of loss associated with the Guatemala and Philippines matters. Further, regardless of the ultimate outcome of these suits, litigation of this type is expensive and may require the Company to devote substantial resources and management attention to these proceedings.

From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 26, 2005, the Company entered into a Warrant Purchase Agreement with the IFC and issued to the IFC a Common Stock Purchase Warrant giving the IFC the right to purchase 400,000 shares of the Company’s common stock at a price of $7 per share. The IFC Warrant was automatically exercised with respect to 200,000 of such shares upon execution. Payment of the exercise price was made by a pro rata reduction of the principal amounts outstanding under (i) that certain C Loan Agreement, dated as of January 26, 2001, among the Company, PSMT Caribe, PSMT Trinidad and the IFC, and (ii) the A Loan (as defined in that certain Loan Agreement, dated January 26, 2001, among the Company, PSMT Caribe, PSMT Trinidad and the IFC), on a dollar-for-dollar basis. The IFC Warrant and the shares of common stock issued to the IFC upon automatic exercise of the IFC Warrant were issued in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended. The IFC has represented to the Company that it is an accredited investor and that the IFC Warrant and the shares of the Company’s common stock received by it upon exercise of the IFC Warrant were acquired for its own account and not with a view to any distribution thereof to the public.

There were no other sales of unregistered securities during the quarter ended February 28, 2005, except as reported on Current Reports on Form 8-K filed during the quarter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 28, 2005, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $1.9 million at February 28, 2005), which the Company repaid in full on March 23, 2005; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.8 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending May 31, 2005; and (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.7 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of February 28, 2005 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of February 28, 2005, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down the two above obligations that were not repaid which had maintenance covenant noncompliance as of February 28, 2005, even though the Company has obtained waivers for each of them. Accordingly, the two obligations for which the Company has received waivers are reflected in the accompanying balance sheet under the original contractual maturities and $340,000 of the obligation the Company repaid on March 23, 2005 which was not already classified as current, was reclassified as current.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on February 25, 2005 at the Company’s headquarters in San Diego, California. Stockholders of record at the close of business on December 31, 2004 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 17,525,607 shares outstanding and entitled to vote. The only matter presented for vote was the election of directors. Votes for and votes against or withheld are set forth below:

	Votes For	Votes Against or Withheld
James F. Cahill	14,248,956	152,238
Murray L. Galinson	14,248,931	152,263
Katherine L. Hensley	14,376,564	24,630
Leon C. Janks	14,376,589	24,605
Lawrence B. Krause	14,376,564	24,630
Angel Losada M.	14,130,315	270,879
Jack McGrory	14,247,441	153,753
Robert E. Price	14,225,539	175,655
Edgar A. Zurcher	14,247,361	153,833

ITEM 5.    OTHER INFORMATION

Employment Agreements

On February 16, 2005, the Company and William J. Naylon, the Company’s Executive Vice President and Chief Operating Officer, amended Mr. Naylon’s employment agreement to extend his term with the Company to January 31, 2006, and increase his base annual salary to $231,750.

On February 10, 2005, the Company and Robert M. Gans, the Company’s Executive Vice President, General Counsel and Secretary, amended Mr. Gans’ employment agreement to increase his base annual salary to $250,000.

Issuance of Unregistered Equity Securities

On January 26, 2005, the Company entered into a Warrant Purchase Agreement with the IFC and issued to the IFC a Common Stock Purchase Warrant giving the IFC the right to purchase 400,000 shares of the Company’s common stock at a price of $7 per share. The IFC Warrant was automatically exercised with respect to 200,000 of such shares upon execution. Payment of the exercise price was made by a pro rata reduction of the principal amounts outstanding under (i) that certain C Loan Agreement, dated as of January 26, 2001, among the Company, PSMT Caribe, PSMT Trinidad and the IFC, and (ii) the A Loan (as defined in that certain Loan Agreement, dated January 26, 2001, among the Company, PSMT Caribe, PSMT Trinidad and the IFC), on a dollar-for-dollar basis. The IFC Warrant and the shares of common stock issued to the IFC upon automatic exercise of the IFC Warrant were issued in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended. The IFC has represented to the Company that it is an accredited investor and that the IFC Warrant and the shares of the Company’s common stock received by it upon exercise of the IFC Warrant were acquired for its own account and not with a view to any distribution thereof to the public.

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2004, a net loss in the first six months of 2005, and may continue to incur losses in future periods.    The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges, of approximately $11.7 million, approximately $33.3 million in fiscal 2004, including $9.8 million of asset impairment and closing charges and approximately $5.7 million in the first six months of fiscal 2005. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return to profitability. The Company is also seeking to reduce its carrying costs by seeking alternative uses for, disposing of, or leasing buildings and fixtures from its closed warehouse clubs. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness.    Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 28, 2005, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $1.9 million at February 28, 2005), which the Company repaid in full on March 23, 2005; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.8 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending May 31, 2005; and (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.7 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. The Company also has $26.5 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

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

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business.    The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of February 28, 2005, the Company had in operation 26 consolidated warehouse clubs in 12 countries and one U.S. territory (four each in Panama and the Philippines; three in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company opened one new warehouse club in Aseana City, Metropolitan Manila, Philippines in early June 2004.

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

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified by the Company and by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. If any such material weakness were to exist, the Company may not be able to prevent or detect a material misstatement of its annual or interim consolidated financial statements. Further, despite its efforts to improve its internal control structure, the Company may not be entirely successful in remedying internal control deficiencies that were previously identified. Any failure to timely remediate control gaps discovered in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise could harm the Company’s operating results and cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

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

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a purported sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved. Pursuant to the settlement, this action has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the sub-class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. Defendants and the parties to the remaining class action lawsuits entered into a Memorandum of Understanding dated March 2, 2005 which sets forth the terms of a settlement of all claims, subject to confirmatory discovery and final court approval. Under the tentative settlement, in exchange for a full release of all claims, plaintiffs would receive $2,350,000, of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, subject to discussions between the Company and the insurance carrier on the issue of whether the Company has already reached the $1 million retention of its insurance policy. The settlement is subject to court approval and there can be no assurance that the settlement will receive such approval. If the settlement is not approved and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to plaintiffs, which could impair the Company’s liquidity and have a material adverse effect on its business, results of operations and financial condition.

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding the Company’s restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

While the Company has directors and officers liability insurance (subject to a $1.0 million retention and a 20% co-pay provision), the Company has been informed that the Company’s insurance carriers are reserving all of their rights and defenses under the policy (including the right to deny coverage) and it is otherwise uncertain whether the insurance will be sufficient to cover all damages that it may be required to pay. Moreover, the mere presence of these lawsuits may materially harm the Company’s business and reputation. The Company has and may continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

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

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that it has properly charged fees and expenses and that neither the Company nor the minority shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A. In February 2005 the minority shareholder filed various actions in Guatemalan courts including: 1) three separate actions on purported promissory notes totaling nearly $2 million which do not appear on the Company’s financial records; 2) an Intervenor action seeking court appointment of a third-party receiver to approve payment of accounts payable by PriceSmart (Guatemala) S.A.; 3) an action to remove the General Manager of PriceSmart (Guatemala) S.A. from her post; and 4) various criminal actions against the Company’s appointed Directors of PriceSmart (Guatemala) S.A. for allegedly conducting an illegal board meeting. Although neither the Company nor PriceSmart (Guatemala) S.A. had been given advance notice of these legal actions nor of the accompanying request for a receivership, the Guatemalan courts ordered a limited receivership of PriceSmart (Guatemala) S.A. The court-appointed receiver for PriceSmart (Guatemala) S.A., who is an employee of the minority shareholder, has required PriceSmart (Guatemala) S.A. to deposit all daily receipts of cash of approximately $80,000 per day into a strictly receiver-controlled bank account. Meanwhile, the Company continues to deliver US-sourced merchandise to the Guatemala warehouses for which the receiver is not making full payment. The amount due as of March 31, 2005 is approximately $3.4 million. On March 16, 2005, the Company successfully reversed within a few hours the minority shareholder’s attempt to terminate PriceSmart (Guatemala) S.A.’s General Manager and expel certain employees from PriceSmart (Guatemala) S.A.’s office in Guatemala City. The minority shareholder may nonetheless undertake additional efforts to replace PriceSmart (Guatemala) S.A.’s General Manager with its own designee. If the minority shareholder were successful, its designee for General Manager would then be in position to admit debts purportedly owed by PriceSmart (Guatemala) S.A. to the minority shareholder under the notes, which were recently executed by a principal of the minority shareholder without the knowledge of PriceSmart (Guatemala) S.A. management or authorization of its Board of Directors. The Company vehemently disputes the minority shareholder’s claims. Although Guatemalan law does not permit an expeditious judicial review of these court proceedings, the Company is vigorously opposing all such claims as well as the receivership, and has filed civil as well as criminal actions against the minority shareholder and its principal.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on

December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. The hearing on Go’s and E-Class’ application for a preliminary injunction, which commenced on January 6, 2005, has concluded and the parties are now preparing written submissions to the court regarding matters referenced during the hearing. In addition, Go/E-Class have filed a criminal complaint against those directors of PSMT Philippines, Inc. who are the Company’s appointees. The Company intends to vigorously defend these actions through defendants and believe that the claims are without merit.

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

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control.    As of March 31, 2005, Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 53.3% of the Company’s common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange.    The Company, primarily through majority or wholly-owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2004, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For the second quarter of fiscal 2005, approximately 79% of the Company’s net warehouse sales were in foreign currencies. Also, as of February 28, 2005, the Company had three closed warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of Fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction losses, including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations, for fiscal 2004, 2003 and 2002 were approximately $579,000, $605,000 and $1.2 million, respectively.

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

Potential future impairments under SFAS 144 could adversely affect our future results of operations and financial position.    In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets, and comparisons to similar asset sales and valuations by others, to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline. For example, the Company was required to take an impairment charge pursuant to SFAS 144 of $3.1 million related to the write down of the Company’s interest in its Mexico joint venture in the fourth quarter of fiscal 2004 and a charge of $4.5 million related to the write down of the Company’s interest in its Guam and U.S. Virgin Islands subsidiaries in the fourth quarter of fiscal 2003.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2002, the Company had goodwill of approximately $23.1 million, net of accumulated amortization. The Company performed its impairment test on goodwill as of August 31, 2004 and August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.    Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company is currently preparing for, and incurring significant expenses related to compliance with Section 404. The Company incurred expenses of approximately $1.2 million for the first six months of fiscal 2005 associated with such preparation. However, the Company and its advisors may not have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that the Company will be able to effectively meet all of the requirements of Section 404 as currently known to the Company in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management’s being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors’ providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws.

3.5(4)	Amendment to Amended and Restated Bylaws.

10.1(5)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.2(5)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.3	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated February 10, 2005.

10.4	Third Amendment to Employment Agreement by and between the Company and William Naylon, dated as of February 16, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	April 14, 2005	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date:	April 14, 2005	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,657	$34,410
Short-term restricted cash	7,229	7,255
Receivables, net of allowance for doubtful accounts of $2,847 and $1,550, respectively	2,168	2,196
Merchandise inventories	70,112	62,820
Prepaid expenses and other current assets	12,355	10,185

Total current assets	149,521	116,866

Long-term restricted cash	21,855	28,422
Property and equipment, net	176,697	173,420
Goodwill	23,071	23,071
Deferred tax assets	15,819	16,009
Other assets	7,920	7,650
Long-term receivables from unconsolidated affiliate	1,561	1,316
Investment in unconsolidated affiliate	7,860	9,254

Total Assets	$404,304	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5,187	$13,412
Accounts payable	63,723	56,148
Accounts payable to and advances received from related party	—	20,273
Accrued salaries and benefits	4,363	4,496
Deferred membership income	4,941	4,173
Income taxes payable	1,339	747
Deferred tax liabilities	650	592
Other accrued expenses	15,153	15,972
Long-term debt, current portion	15,871	16,503

Total current liabilities	111,227	132,316
Deferred rent	1,482	1,260
Accrued closure costs, net of current portion	3,912	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	59,894	82,138

Total liabilities	176,515	244,646

Minority interest	3,705	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 24,988,994 and 7,775,655 shares issued, respectively; and 24,553,149 and 7,339,810 shares outstanding, respectively	3	1
Additional paid-in capital	311,722	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(33)
Deferred compensation	(1,480)	(1,932)
Accumulated other comprehensive loss	(16,433)	(18,314)
Accumulated deficit	(63,614)	(57,902)
Less: treasury stock at cost; 435,845 shares	(9,464)	(9,464)

Total stockholders’ equity	224,084	127,879

Total Liabilities and Stockholders’ Equity	$404,304	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Sales:
Net warehouse	$178,462	$161,468	$331,488	$305,209
Export	138	304	371	809
Membership income	2,524	2,167	4,886	4,280
Other income	1,571	1,648	2,671	3,248

Total revenues	182,695	165,587	339,416	313,546

Operating expenses:
Cost of goods sold:
Net warehouse	154,040	138,850	283,562	264,473
Export	133	317	361	831
Selling, general and administrative:
Warehouse operations	21,211	20,366	40,939	40,647
General and administrative	6,295	5,854	11,387	11,020
Preopening expenses	2	156	2	166
Closure costs	211	1,512	578	1,732

Total operating expenses	181,892	167,055	336,829	318,869

Operating income (loss)	803	(1,468)	2,587	(5,323)

Other income (expense):
Interest income	696	632	1,292	1,268
Interest expense	(2,172)	(2,705)	(5,098)	(5,696)
Other expense, net	(123)	(1)	(242)	(92)

Total other expense	(1,599)	(2,074)	(4,048)	(4,520)

Loss before provision for income taxes, losses of unconsolidated affiliate and minority interest	(796)	(3,542)	(1,461)	(9,843)
Provision for income taxes	(316)	(241)	(1,021)	(189)
Losses of unconsolidated affiliate	(1,962)	(377)	(2,416)	(781)
Minority interest	(114)	497	(166)	1,009

Net loss	(3,188)	(3,663)	(5,064)	(9,804)
Preferred dividends	—	840	648	1,680

Net loss attributable to common stockholders	$(3,188)	$(4,503)	$(5,712)	$(11,484)
Loss per share – common stockholders:
Basic	$(0.16)	$(0.61)	$(0.38)	$(1.59)
Diluted	$(0.16)	$(0.61)	$(0.38)	$(1.59)

Shares used in per share computation:
Basic	20,014	7,362	15,136	7,220
Diluted	20,014	7,362	15,136	7,220

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2005	February 29, 2004
OPERATING ACTIVITIES:
Net loss	$(5,064)	$(9,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,897	7,202
Allowance for doubtful accounts	1,297	72
Closure costs	578	1,732
Mark to market of stockholder note receivable	4	—
Deferred income taxes	248	(474)
Minority interest	166	(1,009)
Equity in losses of unconsolidated affiliate	2,416	781
Compensation expense recognized for stock options	465	299
Cancellation of note receivable from stockholder	—	114
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	788	441
Merchandise inventory	(7,292)	12,834
Accounts payable and accounts payable to and advances from related party	7,576	(3,427)

Net cash flows provided by operating activities	7,079	8,761

INVESTING ACTIVITIES:
Additions to property and equipment	(5,878)	(2,492)

Net cash flows used in investing activities	(5,878)	(2,492)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	44,501	32,074
Repayment of bank borrowings, net of proceeds from warrant exercise	(74,488)	(40,667)
Issuance of common stock in connection with the rights offering	47,793	—
Restricted cash	6,593	3,740
Issuance of common stock	—	5,000
Proceeds from exercise of stock options	5	—
Issuance costs of common stock	(664)	—
Issuance costs of Series B Preferred stock	—	(8)
Payment on note receivable from stockholder	—	10

Net cash flows provided by financing activities	23,740	149
Effect of exchange rate changes on cash and cash equivalents	(1,694)	(3,054)

Net increase in cash and cash equivalents	23,247	3,364
Cash and cash equivalents at beginning of period	34,410	11,239

Cash and cash equivalents at end of period	$57,657	$14,603

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,402	$5,348
Income taxes	$1,058	$1,424
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	$—
Series B Preferred Stock	$22,000	$—
Bridge loan and accrued interest	$25,318	$—
Advance payment on real estate and accrued interest	$5,192	$—
Purchase order financing and accrued interest	$15,586	$—
Warrant exercise	$1,808	$—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$(111)	$—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Financial Program, conversion to common stock	(42)	(41,889)	10,184	1	91,849	—	—	—	—	—	—	—	49,961
Common stock issued in connection with the rights offering	—	—	6,828	1	47,792	—	—	—	—	—	—	—	47,793
Exercise of warrants	—	—	200	—	1,808	—	—	—	—	—	—	—	1,808
Exercise of stock options	—	—	1	—	5	—	—	—	—	—	—	—	5
Mark to market of employee restricted stock	—	—	—	—	—	—	4	—	—	—	—	—	4
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	465	—	—	—	—	465
Net loss	—	—	—	—	—	—	—	—	—	(5,064)	—	—	(5,064)
Translation adjustment	—	—	—	—	—	—	—	—	1,881	—	—	—	1,881

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,183)

Balance at February 28, 2005	—	$—	24,989	$3	$311,722	$3,379	$(29)	$(1,480)	$(16,433)	$(63,614)	436	$(9,464)	$224,084

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2005

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2005, the Company had 26 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (four each in Panama and the Philippines, three in Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also closed three warehouse clubs in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of February 28, 2005. The Company principally operates in four segments based on geographic area.

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $63.6 million and a working capital surplus of $38.3 million as of February 28, 2005. For the six months ended February 28, 2005, the Company had a net loss attributable to common stockholders of $5.7 million and generated cash in operating activities of $7.1 million. At February 28, 2005, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements. The Company has obtained all necessary waivers for covenant violations as of August 31, 2004, and two waivers as of February 28, 2005. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6 – Financial Program. Management believes that its existing working capital, together with the Financial Program, is sufficient to fund its operations through at least August 31, 2005.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly-owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2004.

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

Restricted Cash— Short-term restricted cash primarily represents time deposits that are pledged as collateral for the Company’s revolving line of credit and long-term restricted cash represents time deposits that are pledged as collateral for the Company’s long-term debt.

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

Allowance for Bad Debt—Credit is extended to a portion of members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. As of February 28, 2005, the Company had a total of approximately $645,000 in net receivables due from a minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements. The Company previously utilized the importation and exportation businesses of one of its minority shareholders in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised.

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

Cost of Goods Sold—The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. Also included are the distribution and handling costs (either internal or external) for supplying that merchandise, raw materials, and supplies to the warehouse clubs including inbound freight, duties, drayage, fees and insurance.

Selling, General and Administration—Warehouse operations include the operating costs of the Company’s warehouse clubs including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included are the payroll and related costs for the Company’s regional management centers.

General and Administrative costs include the payroll and related operating costs for the Company’s corporate operations located in California and Florida.

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Closure Costs—The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; all other costs are expensed as incurred. During fiscal year 2004, the Company closed one warehouse club and three during fiscal year 2003.

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

Stock-Based Compensation—As of February 28, 2005, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the six months ended February 28, 2005 and February 29, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net loss attributable to common stockholders, as reported	$(3,188)	$(4,503)	$(5,712)	$(11,484)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	310	165	545	299
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(688)	(668)	(1,301)	(1,305)

Pro forma net loss	$(3,566)	$(5,006)	$(6,468)	$(12,490)
Loss per share:
Basic-as reported	$(0.16)	$(0.61)	$(0.38)	$(1.59)
Basic-pro forma	$(0.18)	$(0.68)	$(0.43)	$(1.73)
Diluted-as reported	$(0.16)	$(0.61)	$(0.38)	$(1.59)
Diluted-pro forma	$(0.18)	$(0.68)	$(0.43)	$(1.73)

Accounting Pronouncements— During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of FAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“SFAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 109-2 will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs- An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets- An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 153 will have on its consolidated financial position, results of operations and cash flows.

Reclassifications—Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current period presentation.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2005	August 31, 2004
Land	$37,065	$34,068
Building and improvements	126,842	125,621
Fixtures and equipment	70,456	67,003
Construction in progress	1,340	241

	235,703	226,933
Less: accumulated depreciation	(59,006)	(53,513)

Property and equipment, net	$176,697	$173,420

Building and improvements includes gross capitalized interest costs of $1.6 million as of February 28, 2005 and August 31, 2004.

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Loss attributable to common stockholders	$(3,188)	$(4,503)	$(5,712)	$(11,484)
Determination of shares:
Average common shares outstanding	20,014	7,362	15,136	7,220
Assumed conversion of:
Stock options(1)	—	—	—	—
Preferred stock(1)	—	—	—	—
Warrants(1)	—	—	—	—
Rights(1)	—	—	—	—

Diluted average common shares outstanding	20,014	7,362	15,136	7,220
Net loss attributable to common stockholders:
Basic loss per share	$(0.16)	$(0.61)	$(0.38)	$(1.59)
Diluted loss per share	$(0.16)	$(0.61)	$(0.38)	$(1.59)

(1)	Because the Company incurred losses for the three and six months ended February 28, 2005 and February 29, 2004, the effect of dilutive securities totaling 87,045 and 93,068 equivalent shares for the three and six months ended February 28, 2005, respectively, and 732 and 7,526 equivalent shares for the three and six months ended February 29, 2004, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

NOTE 5—CLOSURE COSTS

During fiscal 2003 and 2004, the Company closed four warehouse clubs, one each in Dominican Republic, Philippines, Guatemala and Guam and its Commerce, California distribution center. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

A reconciliation of the movements in the changes and related liabilities derived from the closed warehouse clubs as of February 28, 2005 is as follows (in thousands):

	Liability as of August 31, 2004	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of February 28, 2005
Lease obligations	$5,226	154	—	(721)	$4,659
Other associated costs	94	424	(58)	(372)	88

Total	$5,320	578	(58)	(1,093)	$4,747

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

The issuance of up to 16,052,668 shares of Common Stock in connection with a rights offering pursuant to rights to be distributed to the holders of outstanding shares of Common Stock, and the issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The $7 rights offering subscription period began on December 21, 2004 and ended on January 24, 2005. A total of 6,827,542 shares of common stock were sold during this period. The total proceeds were $47.8 million. The $8 rights offering period began on January 25, 2005 and continues until December 21, 2005. No $8 rights have yet been exercised.

The issuance of up to 2,223,104 shares of Common Stock to exchange Common Stock, valued for such purpose at a price of $10 per share, to the holders of all of the shares of the Company’s 8% Series A Cumulative Convertible Redeemable Preferred Stock, in exchange for all of the outstanding shares of the Series A Preferred Stock at its initial stated value of $20.0 million plus all accrued and unpaid dividends. This was completed on November 23, 2004, resulting in the issuance of 2,223,104 shares of common stock.

An amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 shares, which was approved by the Company’s stockholders on October 29, 2004.

Also on October 29, 2004, The Price Group LLC, other Price-related entities and the San Diego Foundation in connection with the private placement, current obligation exchange and Series B Preferred Stock exchange described above, filed with the Securities and Exchange Commission an amended Schedule 13D disclosing that their “group” beneficially owns greater than 50% of the Company’s outstanding shares of common stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). Depending upon the extent to which the rights offering is subscribed by the Company’s stockholders, the Company may continue to be a “controlled company” following the completion of the rights offering.

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into the following agreements in the first fiscal quarter of 2005 with the International Finance Corporation (the “IFC”): (i) to grant the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs was reduced on one loan, by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the agreements with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. All of the above elements were completed during the Company’s first quarter of fiscal 2005 with the exception of item (i), which was agreed to in principal although no warrants were pending a final written agreement related to the put option between the IFC and the Price Group. The agreements were finalized in the second quarter of fiscal 2005, and the warrant was exercised with respect to 200,000 shares of the Company’s common stock on January 26, 2005. Pursuant to the terms of the warrant, the exercise price was paid by reducing the principal amount of two of the loans extended to the Company by the IFC. As a result, long-term debt was reduced by $1.4 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business, including those identified below. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

On November 17, 2003, the first in a series of seven federal securities fraud class action lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its former and present officers and directors, now consolidated as In re PriceSmart, Inc. Securities Litigation, Lead Case No. 03cv02260L (LSP). Six of the complaints asserted claims against (1) the Company, (2) the former President and Chief Executive Officer Gilbert Partida, and (3) the former Chief Financial Officer Allan C. Youngberg. On behalf of a proposed class of persons who purchased the Company’s common stock between December 20, 2001 and November 7, 2003, plaintiffs asserted claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based on the allegation that defendants made material misstatements and omissions in connection with the financial statements that were the subject of a financial restatement. Plaintiffs seek damages on behalf of the proposed class.

The seventh federal securities fraud complaint, Performance Capital L.P. v. PriceSmart, Inc., Case No. 03cv02561 JAH (S.D. Cal), was filed by investors who purchased the Company’s Series A Preferred Stock in January 2002, as well as on behalf of a class of common stock purchasers, and added a breach of fiduciary duty claim against every then-current member of the Company’s current Board of Directors, as well as a claims under Section 12(a)(2) and Section 15 of the Securities Act of 1933 relating to plaintiffs’ purchase of Series A Preferred Stock. The Company refers to this litigation as the Performance Capital lawsuit. Plaintiffs sought damages on behalf of the proposed class as well as rescission of their contracts with the Company regarding the Series A Preferred Stock.

All of the federal securities actions were consolidated before The Honorable John Houston in an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, with an expanded proposed class period of November 1, 2001 to December 16, 2003.

Defendants and the plaintiffs who brought the Performance Capital lawsuit entered into a Stipulation of Settlement dated September 3, 2004, which was preliminarily approved by Judge Houston on September 30,

2004. On September 30, 2004, Judge Houston also approved a stipulation appointing the plaintiffs in the Performance Capital lawsuit as lead plaintiff for a proposed sub-class made up of certain purchasers and holders of the Company’s Series A Preferred Stock, which the Company refers to as the Series A Preferred Sub-Class. On November 8, 2004, following notice to members of the Series A Preferred Sub-Class, the settlement was approved and judgment was entered. Pursuant to the settlement, the Performance Capital lawsuit has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the Series A Preferred Sub-Class arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred Sub-Class were offered the opportunity to exchange their Series A Preferred Stock for shares of the Company’s common stock at a conversion price of $10.00 per share, and all members of the Series A Preferred Sub-Class accepted this offer. The Company paid attorney’s fees and costs to counsel for the Performance Capital plaintiffs in the amount of $325,000, which was covered by the Company’s insurance carrier.

Defendants and the parties to the remaining class action lawsuits entered into a Memorandum of Understanding dated March 2, 2005 which sets forth the terms of a settlement of all claims subject to confirmatory discovery and final court approval. Under the tentative settlement, in exchange for a full release of all claims, plaintiffs would receive $2,350,000, of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, subject to discussions between the Company and the insurance carrier on the issue of whether the Company has already reached the $1 million retention of its insurance policy.

The United States Securities and Exchange Commission (SEC) issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding the Company’s restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

The indemnification provisions contained in the Company’s amended and restated certificate of incorporation and indemnification agreements between the Company and its current and former directors and officers require the Company to indemnify its current and former directors and officers who are named as defendants against the allegations contained in these suits unless the Company determines that indemnification is unavailable because the applicable current or former director or officer failed to meet the applicable standard of conduct set forth in those documents. While the Company has directors and officers liability insurance (subject to a $1.0 million retention and a 20% co-pay provision), the Company has been informed that the Company’s insurance carriers are reserving all of their rights and defenses under the policy (including the right to deny coverage) and it is otherwise uncertain whether the insurance will be sufficient to cover all damages that it may be required to pay. Further, regardless of coverage and the ultimate outcome of these suits, litigation of this type is expensive and may require that the Company devote substantial resources and management attention to defend these proceedings. Moreover, the mere presence of these lawsuits may materially harm the Company’s business and reputation. The Company has and may continue to incur substantial legal and other professional service costs in connection with the stockholder lawsuits and responding to the inquiries of the SEC. The amount of any future costs in this respect cannot be determined at this time.

In July 2003, the Company’s 34% minority interest shareholder in the Company’s Guatemalan subsidiary (PriceSmart (Guatemala) S.A.) contended, among other things, that both the Company and the minority interest shareholder are currently entitled to receive a 15% annual return upon respective capital investments in the Guatemalan subsidiary. The Company has reviewed the claim and other pertinent information in relationship to the Guatemalan joint venture agreement, as amended, and does not concur with the minority shareholder’s conclusion. The Guatemalan minority shareholder continues to assert a right to receive a 15% annual return on its capital investment. In addition, the minority shareholder has advised the Company that it believes that PriceSmart (Guatemala), S.A. has been inappropriately charged by the Company with regard to various fees, expenses and certain related matters. The Company responded that it disagrees with virtually all of these additional assertions, and the minority shareholder advised that it may commission an audit with regard to such matters. On December 13, 2004, the Company filed a Demand for Arbitration against the Guatemala minority shareholder under the UNCITRAL Rules as administered by the American Arbitration Association. By that Demand, the Company seeks a declaratory judgment that it has properly charged fees and expenses and that neither the Company nor the minority shareholder is entitled to receive a 15% annual return on capital investment. The Demand also requests a declaratory judgment with respect to certain matters relating to the operation and governance of PriceSmart (Guatemala), S.A. In February 2005 the minority shareholder filed various actions in Guatemalan courts including: 1) three separate actions on purported promissory notes totaling nearly $2 million which do not appear on the Company’s financial records; 2) an Intervenor action seeking court appointment of a third-party receiver to approve payment of accounts payable by PriceSmart (Guatemala) S.A.; 3) an action to remove the General Manager of PriceSmart (Guatemala) S.A. from her post; and 4) various criminal actions against the Company’s appointed Directors of PriceSmart (Guatemala) S.A. for allegedly conducting an illegal board meeting. Although neither the Company nor PriceSmart (Guatemala) S.A. had been given advance notice of these legal actions nor of the accompanying request for a receivership, the Guatemalan courts ordered a limited receivership of PriceSmart (Guatemala) S.A. The court-appointed receiver for PriceSmart (Guatemala) S.A., who is an employee of the minority shareholder, has required PriceSmart (Guatemala) S.A. to deposit all daily receipts of cash of approximately $80,000 per day into a strictly receiver-controlled bank account. Meanwhile, the Company continues to deliver US-sourced merchandise to the Guatemala warehouses for which the receiver is not making full payment. The amount due as of March 31, 2005 is approximately $3.4 million. On March 16, 2005, the Company successfully reversed within a few hours the minority shareholder’s attempt to terminate PriceSmart (Guatemala) S.A.’s General Manager and expel certain employees from PriceSmart (Guatemala) S.A.’s office in Guatemala City. The minority shareholder may nonetheless undertake additional efforts to replace PriceSmart (Guatemala) S.A.’s General Manager with its own designee. If that the minority shareholder were successful, its designee for General Manager would then be in position to admit debts purportedly owed by PriceSmart (Guatemala) S.A. to the minority shareholder under the notes, which were recently executed by a principal of the minority shareholder without the knowledge of PriceSmart (Guatemala) S.A. management or authorization of its Board of Directors. The Company vehemently disputes the minority shareholder’s claims. Although Guatemalan law does not permit an expeditious judicial review of these court proceedings, the Company is vigorously opposing all such claims as well as the receivership, and has filed civil as well as criminal actions against the minority shareholder and its principal.

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). On December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to William Go and the affiliated companies, and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the Trial Court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. The hearing on Go’s and E-Class’ application for a preliminary injunction, which commenced on January 6, 2005, has concluded and the parties are now preparing written submissions to the court regarding matters referenced during the hearing. In addition, Go/E-Class have filed a criminal complaint against those directors of PSMT Philippines, Inc. who are the Company’s appointees. The Company intends to vigorously defend these actions through defendants and believe that the claims are without merit.

The Company has established a net litigation reserve of $700,000 relating to the pending settlement of the securities class action litigation and related expenses. The Company does not expect to incur losses in connection with this litigation in excess of recorded amounts.

In the case of the Guatemala and Philippines matters, the ultimate outcome is less certain. The Company has reviewed the relevant documents and does not believe that an adverse result is likely. However, in light of the uncertainty inherent in arbitration and litigation—particularly in foreign jurisdictions—it is possible that the outcome of these proceedings will have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity. The Company is unable at this time to estimate possible loss or range of loss associated with the Guatemala and Philippines matters. Further, regardless of the ultimate outcome of these suits, litigation of this type is expensive and may require the Company to devote substantial resources and management attention to these proceedings.

From time to time, the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company.

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 28, 2005 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $5.2 million and $13.4 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 9.2% and 8.9%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of February 28, 2005 and August 31, 2004, the Company had approximately $11.0 million and $6.3 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of February 28, 2005, letters of credit and lines of credit totaling $4.6 million were outstanding under this facility, leaving availability under this facility of $2.4 million.

As of February 28, 2005 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $75.8 million and $123.6 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24.9 million and $28.4 million, respectively, as of February 28, 2005 and August 31, 2004, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the assets collateralized was $71.0 million and $105.2 million as of February 28, 2005 and August 31, 2004, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of February 28, 2005, the Company was in compliance with all of these covenants, except for the following: (i) debt service ratio for a $11.3 million note (with an outstanding balance of $1.9 million at February 28, 2005), which the Company repaid in full on March 23, 2005; (ii) interest cost/EBIT (earnings before interest and taxes) ratio for a $6.0 million note (with an outstanding balance of $3.8 million at February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending May 31, 2005; and (iii) debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.7 million at

February 28, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of February 28, 2005 of $26.5 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of February 28, 2005, the Company did not satisfy these ratios. As a result, the Company is prohibited from incurring additional indebtedness and would need to obtain a waiver from the lender as a condition to incurring additional indebtedness. If the Company is unsuccessful in obtaining the necessary waivers or fails to comply with these financial covenants in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to pay-down the two above obligations that were not repaid which had maintenance covenant noncompliance as of February 28, 2005, even though the Company has obtained waivers for each of them. Accordingly, the two obligations for which the Company has received waivers are reflected in the accompanying balance sheet under the original contractual maturities and $340,000 of the obligation the Company repaid on March 23, 2005, which was not already classified as current, was reclassified to that designation.

NOTE 9—RELATED-PARTY TRANSACTIONS

Relationships with the Price Family: As of February 28, 2005 Sol Price beneficially owns approximately 41.0% of the outstanding Common Stock. Sol Price is the father of Robert E. Price, the Chairman of the Board and Interim Chief Executive Officer of the Company. Robert E. Price beneficially owns approximately 46.1% of the outstanding Common Stock, including shares that may be deemed to be beneficially owned by Sol Price. Sol Price and Robert E. Price together beneficially own approximately 53.3% of the outstanding Common Stock.

Series A and Series B Preferred Stock. In January 2002, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 1,650 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $1,650,000. In July 2003, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 22,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $22,000,000. In connection with the Financial Program that was approved by the stockholders on October 29, 2004, the 1,650 shares of Series A Preferred Stock were exchanged for 183,405 shares of the Company’s common stock, and 22,000 shares of the Series B Preferred Stock were exchanged for 2,200,000 shares of common stock.

Relationships with the Price Group: In February 2004, the Company entered into an agreement with the Price Group which provided the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, Murray L. Galinson, Jack McGrory and former director James F. Cahill are managers of the Price Group and collectively own more than 80% of that entity. The agreement allowed the Price Group to place a lien on merchandise inventories in the United States as security for such financing. Interest accrued at a rate of 1% per month. In July 2004, this agreement was amended to increase the funds available from the Price Group by $5.0 million (to a total of $15.0 million) for purchase order financing. This additional funding was secured by the Company’s pledge of shares of its wholly-owned Panamanian subsidiary, PriceSmart Real Estate Panama, S.A. On October 29, 2004 amounts owed under this agreement were converted into 1,948,227 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In May 2004, the Company entered into another agreement with the Price Group to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price was to be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement the Price Group made an initial payment of $5.0 million, with the balance to be paid upon closing, and if the closing did not occur for any reason, the initial payment was to be returned to the Price Group, plus accrued interest at the rate of 8% per annum. The agreement was subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Board of the final terms of the agreement. This Agreement was to terminate on August 31, 2004, however, on August 30, 2004, this agreement was extended for an additional 90 days, until November 30, 2004. On October 29, 2004 amounts owed under this agreement were converted into 648,973 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In August 2004, the Company entered into a $25.0 million bridge loan with The Price Group, LLC. This loan accrued interest at 8% per annum. On October 29, 2004 amounts owed under this agreement were converted into 3,164,726 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

On November 5, 2004, the Company entered into a short-term loan agreement for $3.0 million for a period of 90 days at a rate of 5% with The Price Group. This short-term loan was repaid in full on January 10, 2005.

Relationship with Price Legacy Corp: Sol Price had beneficial ownership through the Price Group and various family and charitable trusts of approximately 28.0% of the common stock (the “Price Legacy Common Stock”) of Price Legacy, formerly known as Price Enterprises, Inc. (“PEI”). Robert E. Price beneficially owned approximately 25.5% of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price, and served as the Chairman of the Board of PEI until November 1999. Collectively, Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, beneficially owned an aggregate of approximately 37.6% of the Price Legacy Common Stock. James F. Cahill, Murray L. Galinson and Jack McGrory, current and former directors of the Company, beneficially owned approximately 16.4%, 16.1% and 15.9%, respectively, of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price and Robert E. Price. In addition, each was a director of Price Legacy and Jack McGrory served as Chairman, President and Chief Executive Officer of Price Legacy. On December 21, 2004, Price Legacy was acquired by PL Realty, LLC and the above mentioned persons’ ownership in Price Legacy or the surviving entity ceased.

On March 26, 2004, the Company moved into its new headquarters located in San Diego, CA. Prior to this move, the Company leased office space from Price Legacy to house its headquarters. In April 2004, the Company received $500,000 from its then landlord, Price Legacy, as an incentive to terminate early the lease of its headquarters. For the six months ended February 28, 2005 and February 29, 2004, the Company paid Price Legacy $0 and $173,000 in rent, respectively.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price and James F. Cahill are officers of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, James F. Cahill, Murray Galinson and Jack McGrory. Prior to March 2003, when the Company used the plane, it reimbursed PFD Ivanhoe for a portion of a fixed management fee and additional expenses PFD Ivanhoe incurred based on the number of hours flown, and also reimbursed PFD Ivanhoe for direct charges associated with use of the plane, including landing fees, international fees and catering. Since March 2003, the Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of the Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering, and international fees. The Company paid approximately $71,000 and $40,000 for the six months ended February 28, 2005 and February 29, 2004, respectively, to cover these costs.

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

Relationships with Edgar Zurcher: Edgar Zurcher has been a director of the Company since November 2000. Mr. Zurcher is a partner in a law firm that the Company utilizes in legal matters and incurred legal expenses of approximately $50,000 during the first six months of fiscal 2005. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $387,000 in rental income for this space during the first six months of fiscal 2005. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $209,000 of rental income for the first six months of fiscal 2005 for space leased to it by the Company. The Company received approximately $374,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first six months of fiscal year 2005. In February 2005, the Company received a refund of approximately $400,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, and repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which none is outstanding as of February 28, 2005.

Relationships with Grupo Gigante, S.A. and Angel Losada M.: Gigante beneficially owns approximately 6.9% of the outstanding Common Stock. In January 2002, the Company entered into a 50/50 joint venture with Gigante to construct and operate warehouse stores in Mexico. In addition, Angel Losada M., one of the directors of the Company, is currently Chairman of the Board of Directors and Executive President of Gigante. Mr. Losada also owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. In fiscal 2004, Gigante purchased an aggregate of approximately $123,000 of products from PriceSmart Mexico, the 50/50 joint venture subsidiary in Mexico. During the third quarter of fiscal 2002, the Company’s Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture may construct and operate a membership warehouse club. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease. In February 2005, the Company and Grupo Gigante S.A. announced the closure of the three warehouse clubs operated by PriceSmart Mexico effective February 28, 2005.

In January 2002, Gigante purchased 15,000 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $15,000,000 pursuant to a Series A Preferred Stock and Warrant Purchase Agreement entered into on January 15, 2002 between the Company and Gigante. Gigante also received a warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $37.50 per share, subject to customary anti-dilution adjustments. The warrant expired one year from the date of issuance. On November 23, 2004, the Company issued an aggregate of 1,667,333 shares of its common stock to Gigante in exchange for all of the outstanding shares of the Company’s Series A Preferred Stock held by Gigante as part of the Financial Program.

Relationship with PriceSmart Mexico: The Company sold inventory to PriceSmart Mexico and charged it for salaries and other administrative services. Such transactions are in the ordinary course of business, at negotiated prices comparable to those of transactions with other customers. For the first six months of fiscal year 2005, export sales to PriceSmart Mexico were approximately $214,000 and are included in total export sales of $371,000, on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales. Salaries and other administrative services charged to PriceSmart Mexico for the first six months of the fiscal year 2005 were approximately $26,000.

Relationships with PSC, S.A.: PSC, S.A. beneficially owns approximately 3.1% of the Company’s common stock. In addition, Mr. Zurcher is a director and 9.1% stockholder of PSC, S.A. In August 2002, the Company entered into a joint venture agreement with PSC, S.A. to form a new subsidiary to construct and operate a warehouse club in Nicaragua. The Company owns a 51% interest and PSC, S.A. owns the outstanding 49% interest in the subsidiary. In connection with the joint venture, in September 2002, PSC, S.A. purchased 79,313 shares of Common Stock from the Company at a price of $33.50 per share, which is equivalent to the Company’s capital investment in the joint venture.

Relationship with Philippines minority interest shareholder: The Company formerly utilized the importation and exportation businesses of one of its minority shareholder in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. As of February 28, 2005, the Company had a total of approximately $645,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

The Company believes that each of the related party transactions described above were on terms that the Company could have been obtained from unaffiliated third parties.

NOTE 10—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of February 28, 2005 (see Note 1). The Company operates in four segments based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Six Months Ended February 28, 2005
Total revenue	$394	$189,425	$115,654	$33,943	$339,416
Operating income (loss)	(2,473)	5,021	652	(613)	2,587
Depreciation and amortization	299	2,778	1,674	1,146	5,897
Identifiable assets	101,918	155,553	96,008	50,825	404,304

Six Months Ended February 29, 2004
Total revenue	$1,717	$178,395	$97,523	$35,911	$313,546
Operating income (loss)	(4,323)	4,809	(2,301)	(3,508)	(5,323)
Depreciation and amortization	417	3,265	2,438	1,082	7,202
Identifiable assets	71,822	152,755	93,878	52,003	370,458

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Depreciation and amortization	1,007	6,457	4,834	2,137	14,435
Identifiable assets	91,876	147,259	92,470	44,403	376,008