Form 10-Q
period 2005-05-31
PRICESMART INC
filed 2005-07-15
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

The registrant had 25,381,022 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2005.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The Company’s unaudited consolidated balance sheet as of May 31, 2005, the consolidated balance sheet as of August 31, 2004, the unaudited consolidated statements of operations for the three and nine month periods ended May 31, 2005 and May 31, 2004, the unaudited consolidated statements of cash flows for the nine month periods ended May 31, 2005 and May 31, 2004, and the unaudited consolidated statements of stockholders’ equity for the nine-month period ended May 31, 2005 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

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

The following discussion and analysis compares the results of operations for the three- and nine-month periods ended May 31, 2005 (fiscal 2005) and May 31, 2004 (fiscal 2004), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2005 and May 31, 2004, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2005)	Number of Warehouse Clubs in Operation (as of May 31, 2004)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Philippines	4	3	52%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated
Guam	—	—	100%	Consolidated

Totals	26	25

Mexico	—	3	50%	Equity

Grand Totals	26	28

During fiscal 2004, the Company opened a new U.S.-style membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. No consolidated warehouse clubs were opened or closed during the first nine months of fiscal 2005. As a result, there were 26 consolidated warehouse clubs in operation, operating in twelve countries and one U.S. territory as of May 31, 2005, compared to 25 consolidated warehouse clubs in operation, operating in twelve countries and one U.S. territory at the end of the third quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company announced that it had entered into an agreement to acquire land in San Jose, Costa Rica for a planned fourth location in that market, which the Company plans to open in fiscal year 2006. The average life of the 26 warehouse clubs in operation as of May 31, 2005 was 56 months. The average life of the 25 warehouse clubs in operation as of May 31, 2004 was 45 months.

During the third quarter of fiscal year 2005, the Company acquired the minority interest in its PriceSmart Guatemala subsidiary, which previously had been 66% owned by the Company.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which operated three membership warehouse clubs in Mexico. The joint venture will continue to have real estate assets and is evaluating various business strategies associated with those assets, including leasing, selling or further commercial development of the sites.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, through which the Company earns a licensee fee. During the second quarter of fiscal 2005, the Company terminated the license agreement with its China licensee, under which the China licensee previously operated 11 warehouse clubs. The Company has not recorded any licensing revenue under the China license agreement in fiscal 2005.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

Net warehouse sales increased 16.7% to $165.9 million in the third quarter of fiscal 2005 from $142.2 million in the third quarter of fiscal 2004. Warehouse sales increased in all of the regions in which the Company operates as noted in the table below.

	Fiscal Quarter Ended May 31,				Increase (Decrease)	Change
	(Amounts in thousands)
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Central America	$91,484	55.1%	$83,711	58.9%	$7,773	9.3%
Caribbean	59,733	36.0%	45,478	32.0%	14,255	31.3%
Philippines	14,685	8.9%	12,981	9.1%	1,704	13.1%

	$165,902	100.0%	$142,170	100.0%	$23,732	16.7%

Improvements in merchandising, such as higher quality imported products, larger pack sizes and increases in inventory levels for key items to assure product availability, were the primary contributor to the growth in sales in the Caribbean and Central America. Additionally, sales were positively impacted by a stronger general economic environment, particularly in the Dominican Republic which is included in the Caribbean region. In the Philippines, the growth resulted from having four clubs in operation compared to three in the third quarter of fiscal 2004. The new location (Aseana in Metro Manila) accounted for $2.8 million in warehouse sales in the third quarter of fiscal 2005.

Comparable warehouse sales for warehouse clubs that were open at least 12 full months grew 10.1% for the thirteen- week period ending June 5, 2005, compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse sales on the weekends. Further, each of the warehouse clubs used in the calculation was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, if a warehouse club opened during the fourth fiscal quarter on June 14, 2004, it would not be included in the comparable warehouse club sales until the first comparison of July 2005 with July 2004. For purposes of quarterly comparisons of comparable warehouse club sales, July and August 2005 results for this hypothetical warehouse club would be compared to July and August 2004 for the fourth quarter comparable sales. June 2005 results would not be taken into account in making the comparison. By contrast, a warehouse club opened June 16, 2004 would not be included in comparable warehouse club sales until the first comparison of August 2005 with August 2004.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the three months ended May 31, 2005 and 2004:

	Three Months Ended
	May 31, 2005	May 31, 2004
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	29%	29%

Food (including dry and fresh foods)	45%	45%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	17%	16%

Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	7%	8%

Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) increased to 13.9% in the third quarter of fiscal 2005 from 13.8% in the third quarter of fiscal 2004. Currency movements in the current period had only a small positive effect on warehouse gross profit margins of 10 basis points. In the prior year period, currency movements in the markets served had a negative impact on gross profits of 21 basis points. For a further definition of the expenses included in cost of goods sold, please refer to “Note 2 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse operating in Saipan and direct sales to third parties through the Company’s distribution centers, which included sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 10-Related Party Transactions” in the Notes to Consolidated Financial Statements). Export sales in the third quarter of fiscal 2005 were $23,000 compared to $169,000 in the third quarter of fiscal 2004. The Company had no export sales to PriceSmart Mexico in the current period compared to $84,000 in the same period last year, resulting from the closing of that operation, announced in February. The remaining difference reflects a continuing reduction in export sales made to entities other than the Company’s wholly owned or majority owned entities.

Membership fees, which are recognized into income ratably over the one-year life of the membership and reported as membership income, increased to $2.6 million in the third quarter of fiscal 2005 compared to $2.2 million in the third quarter of fiscal 2004. The Company has increased its emphasis on membership. Membership renewal rates average approximately 83% for the Company’s warehouse clubs and total accounts increased by 8,300 during the third quarter of fiscal 2005. The average fee is approximately $24.00.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the third quarter of fiscal 2005 was $1.0 million, a reduction of $425,000 from the prior year. A significant component of this reduction was a decrease of $283,000 in license fees in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 primarily as a result of the previously announced termination of the technology and trademark licensing agreements with the Company’s China licensee.

Warehouse operating expenses increased to $21.4 million in the third quarter of fiscal 2005 from $19.8 million in the third quarter of fiscal 2004, but decreased as a percent of net warehouse sales to 12.9% from 13.9%. The impact of one additional club in operation in the period compared to the same period last year was $715,000. The remaining increase was due to legal costs incurred by the Guatemala and the Philippines entities of approximately $310,000 related to disputes with minority shareholders, and generally higher operating costs in the warehouse clubs of approximately $531,000.

General and administrative expenses were $6.2 million, or 3.7% of net warehouse sales, in the third quarter of fiscal 2005 compared to $5.5 million, or 3.9% of net warehouse sales, in the third quarter of fiscal 2004. During the current quarter, the Company incurred $0.2 million in costs with outside consultants in the analysis and documentation of processes related to compliance with Section 404 of the Sarbanes-Oxley Act. The current quarter also includes a $603,000 charge related to the planned issuance of 75,212 shares of the Company’s common stock as consideration for the termination of an option to sell certain parcels of land that was initially granted to a related party in 2001. The Company also incurred an additional $200,000 in litigation costs at the corporate level related to disputes with the minority shareholders of its Guatemala and Philippines subsidiaries in the third quarter of fiscal 2005.

Pre-opening expenses were $40,000 in the third quarter of fiscal 2005, which represent expenses incurred before a warehouse club is in operation. The Company expects to incur additional pre-opening costs associated with the planned fourth location in San Jose, Costa Rica. In the third quarter of fiscal 2004, the Company incurred $322,000 of pre-opening expenses related to the Aseana site in the Philippines, which subsequently opened in June 2004.

Asset impairment and closure costs in the third quarter of fiscal 2005 were $8.2 million. Of that amount, $7.1 million relates to a non-cash asset impairment charge associated with the write-down of long-lived assets (leasehold improvements and furniture and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. This charge was taken because future undiscounted cash flows expected from that operation which, while positive over the expected life of the associated long-lived assets, are not sufficient to recover the carrying value of those assets as of May 31, 2005. Consequently, the carrying value of those assets was reduced to an estimated fair value as required under SFAS 144. Sales continue to increase in U.S. Virgin Islands, but the on-going cost structure (which is higher than the Company’s other club locations) and management’s inability to make substantial improvement in the margins necessary to generate sufficient cash flows relative to the carrying value of the underlying assets, have made it necessary to take this charge.

The Company executed sublease agreements for two of its four previously closed warehouse clubs in the current quarter, Ortigas, Philippines and Plaza, Guatemala. As a result, the Company recorded a net reversal of the previously recorded lease liabilities in the amount of $245,000 based on the new sublease terms as compared to the original assumptions used to establish those liabilities. This reversal is comprised of a reversal of $569,000 in Ortigas, Philippines and an additional charge of $324,000 in Plaza, Guatemala. In addition, the Company recorded a charge of $878,000 relating to a non-cash write-off of fixed assets associated with the Plaza, Guatemala warehouse club. The agreements will have a positive cash flow impact for the Company, offsetting approximately 80% of the lease obligations that the Company has to the landlords for those warehouse clubs in total. Asset impairment and closure costs in the third quarter of fiscal year 2004 were $3.7 million, $3.3 million of which related to the non-cash asset impairment charge taken to write-down the carrying value of the building improvements at the closed Ortigas, Philippines warehouse club.

The Company incurred an operating loss for the third quarter of fiscal 2005 of $9.1 million compared to an operating loss of $6.0 million in the third quarter of fiscal 2004.

Interest income primarily reflects earnings on cash and cash equivalent balances and restricted cash deposits securing long-term debt. Interest income was $474,000 in the third quarter of fiscal 2005 compared to $581,000 in the third quarter of fiscal 2004. The decrease in interest income is due to a $17.6 million reduction in restricted cash deposits that were used to secure certain long-term debt which was repaid. In the current quarter alone, the Company retired $32.4 million of this debt, using $11.0 million of restricted cash. While it reduces the interest earned from those deposits, the interest expense saved is greater by approximately 25 basis points.

Interest expense primarily reflects borrowings by the Company’s majority or wholly-owned foreign subsidiaries to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. dollar deposits and on-going working capital requirements. Interest expense decreased to $1.3 million in the third quarter of fiscal 2005 from $2.7 million in the third quarter of fiscal 2004. The decrease is a result of a reduced level of debt held by the Company, partially offset by higher interest rates.

The Company recorded an income tax provision of $3.0 million for the third quarter of fiscal year 2005, compared to $991,000 for the same period in the prior year. The increase in tax expense during the quarter is largely due to increased profitability in the U.S., following the implementation of the Financial Program (as described in Note 6 to the Consolidated Financial Statements included herein), and provisions for probable income tax contingencies in foreign locations of $0.9 million. The current period provision represents the net effect of income tax expense in certain subsidiaries that are generating taxable income and income tax credits for those subsidiaries generating losses. Income tax credits are recognized only when the recoverability of those credits are deemed to be more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Losses of unconsolidated affiliate represent the Company’s 50% share of losses from its Mexico joint venture. On February 11, 2005, the Company, along with its joint venture shareholder, Grupo Gigante S.A. de C.V., announced that it was closing the warehouse operations of PSMT Mexico, S.A. de C.V. effective February 28, 2005. At that time the Company indicated that it believed that the closure would not result in a significant loss for PriceSmart, Inc. While this is still the Company’s view with respect to the total carrying value of that investment, PSMT Mexico continues to incur operating losses during this period of merchandise and asset liquidation and the settlement of contractual obligations. Under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations, the Company’s proportionate share of the loss in PriceSmart Mexico for the current quarter was $617,000, as compared to $565,000 in the prior year period.

Minority interest relates to the allocation of joint venture income or loss to the minority stockholders. In the third quarter of fiscal 2005, the Company’s joint venture subsidiaries collectively recorded an operating loss, resulting in an allocation of $568,000 of that loss to the minority stockholders’ interests in those joint ventures. The most significant portion of that loss was $524,000 associated with Guatemala, primarily related to closure costs for the Plaza, Guatemala location incurred during that portion of the third quarter that the Guatemala operation was a joint venture. During the third quarter of fiscal year 2005, the Company acquired the remaining 34% minority interest in its Guatemalan subsidiary. In the third quarter of fiscal 2004, the Company’s joint venture subsidiaries collectively recorded an operating loss, resulting in a $2.6 million allocation of that loss to the minority stockholders’ interests. Of the $2.6 million loss allocation in the third quarter of fiscal 2004, $2.3 million was in the Philippines, largely as a result of the $3.3 million asset impairment charge noted above. In fiscal 2005, the Philippines and Aruba joint ventures are no longer included in the minority interest allocation as the minority stockholders’ interests in these joint ventures have been reduced to zero as a result of the prior accumulated losses.

No preferred stock dividends accrued in the third quarter of fiscal 2005, as all classes of preferred stock and their accrued dividends were exchanged for common stock during the first quarter of fiscal 2005. Accrued dividends on preferred stock in the third quarter of fiscal year 2004 were $840,000.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

Net warehouse sales grew 11.2% to $497.4 million in the first nine months of fiscal 2005 from $447.4 million in the first nine months of fiscal 2004. Of the $50.0 million increase, the addition of the Aseana, Philippines warehouse club which opened in June 2004 added $8.9 million in warehouse sales, offset by the Guam warehouse club, which closed in December 2003, which had contributed $5.1 million to the prior year’s warehouse sales. Improvements in merchandising in the Company’s warehouse clubs, such as higher quality imported products, larger pack sizes and increases in inventory levels for key items to assure product availability, were the primary contributor to the growth in sales for those warehouse clubs that were open during both periods. In addition, sales were positively impacted by a strong general economic environment in the Company’s Central American and Caribbean markets, particularly in the Dominican Republic which is included in the Caribbean region. Sales growth by region is as follows:

	Nine Months Ended May 31,
	(Amounts in thousands)
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Central America	$276,222	55.5%	$257,845	57.6%	$18,377	7.1%
Caribbean	173,383	34.9%	141,410	31.6%	31,973	22.6%
Philippines/Guam	47,785	9.6%	48,124	10.8%	(339)	(0.7)%

	$497,390	100.0%	$447,379	100.0%	$50,011	11.2%

Comparable warehouse sales for warehouse clubs that were open at least 12 full months grew 10.5% for the thirty-nine week period ending June 5, 2005, compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse sales on the weekends. Further, each of the warehouse clubs used in the calculation was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, if a warehouse club opened during the fourth fiscal quarter on June 14, 2004, it would not be included in the comparable warehouse club sales until the first comparison of July 2005 with July 2004. For purposes of quarterly comparisons of comparable warehouse club sales, July and August 2005 results for this hypothetical warehouse club would be compared to July and August 2004 for the fourth quarter comparable sales. June 2005 results would not be taken into account in making the comparison. By contrast, a warehouse club opened June 16, 2004 would not be included in comparable warehouse club sales until the first comparison of August 2005 with August 2004.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold be the Company during the nine months ended May 31, 2005 and 2004:

	Nine Months Ended
	May 31, 2005	May 31, 2004
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	29%	29%

Food (including dry and fresh foods)	44%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	16%

Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	10%

Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margins (defined as net warehouse sales less associated cost of goods sold divided by net warehouse sales) for the nine months ended May 31, 2005 increased to 14.3% from 13.5% in the first nine months of 2004. Beneficial currency movements in certain countries (particularly the Dominican Republic and the Philippines) contributed 28 basis points of the overall 80 basis point improvement. These factors were partially offset by a $1.1 million charge (23 basis points) to cost of goods sold related to additional import duties on merchandise for fiscal years 2001, 2002 and 2003. In the nine months ended May 31, 2004, foreign exchange movements contributed negatively to gross profit margins by 28 basis points. For a further definition of the expenses included in cost of goods sold, please refer to Note 2—Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Export sales were $394,000 for the nine months ended May 31, 2005, compared to $978,000 for the nine months ended May 31, 2004. The decrease reflects a reduction in the direct export sales business the Company does with non-affiliated third parties and its unconsolidated affiliate. Reduced export sales to Mexico, primarily as a result of closing the joint venture operation in February, resulted in a reduction of $307,000. The remaining difference reflects a continuing reduction in export sales made to entities other than the Company’s wholly owned or majority owned entities.

Membership fees, which are recognized into income ratably over the one-year life of the membership and reported as membership income, were $7.5 million for the nine months ended May 31, 2005, compared to $6.5 million during the same period of fiscal 2004, primarily reflecting higher average membership fees that are now being recognized ratably into revenue. The Company has increased its emphasis on memberships. Membership renewal rates average approximately 82% for the Company’s warehouse clubs year-to-date.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first nine months of fiscal 2005 was $3.7 million, a reduction of $1.0 million from the prior year. This reduction primarily results from a decrease of $1.0 million in license fees in the first nine months of fiscal 2005, as a result of the previously announced termination of the technology and trademark licensing agreements with the Company’s China licensee. No further revenue for the China licensee has been recorded after May 31, 2004.

Warehouse operating expenses increased to $62.3 million in the first nine months of fiscal 2005 from $60.5 million in the same period in fiscal 2004. As a percent of net warehouse sales, however, warehouse operating expenses decreased to 12.5% of net warehouse sales in fiscal 2005 from 13.5% of net warehouse sales in fiscal 2004. Improvements as a percent of net warehouse sales were attributable to a growth in warehouse sales (11%) in excess of the growth in operating expenses (3%).

General and administrative expenses were $17.5 million, or 3.5% of net warehouse sales, for the nine months ended May 31, 2005, compared to $16.5 million, or 3.7% of net warehouse sales, for the same period of fiscal 2004. In the first nine months of fiscal 2005, the Company has incurred approximately $1.4 million for outside consultants in the analysis and documentation of processes related to compliance with the Sarbanes-Oxley Act and $700,000 in settlement costs related to securities litigation. The Company also recorded $500,000 in litigation costs related to the Guatemala and Philippines disputes in the first nine months of fiscal 2005 and $603,000 related to the planned termination of an option to sell certain parcels of land that was initially granted in 2001 in exchange for 75,212 shares of the Company’s common stock. By comparison, the first nine months of fiscal year 2004 included severance costs of approximately $760,000 relating to the departure of certain members of senior management and the closure of substantially all of the Company’s Miami-based buying operations and the consolidation of those activities with the buying team in San Diego, and approximately $815,000 of expense was incurred for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal year 2003.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, were $42,000 in the first nine months of fiscal 2005. The Company expects to incur more pre-opening costs associated with the planned fourth location in San Jose, Costa Rica. In the first nine months of fiscal 2004, the Company incurred $488,000 of pre-opening expenses related to the Aseana site in the Philippines, which subsequently opened in June 2004.

Asset impairment and closure costs for the first nine months of fiscal 2005 were $8.8 million. Of that amount, $7.1 million relates to a non-cash asset impairment charge associated with the write-down of long-lived assets (leasehold improvements, and furniture and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. This charge was taken because future undiscounted cash flows expected from that operation which, while positive over the expected life of the associated long-lived assets, are not sufficient to recover the carrying value of those assets as of May 31, 2005. Consequently, the carrying value of those assets was reduced to an estimated fair value as required under SFAS 144. Sales continue to increase in the U.S. Virgin Islands but the on-going cost structure (which is higher than the Company’s other club locations) and management’s inability to make substantial improvement in the margins necessary to generate sufficient cash flows relative to the carrying value of the underlying assets, have made it necessary to take this charge. The Company incurred a net non-cash charge of $633,000 in the third quarter related to the sub-leasing of two of the Company’s four previously closed warehouse club locations, including the write-off of assets at the Plaza, Guatemala location. In the first nine months of fiscal year 2004, closure costs were $5.4 million. Included in this amount was a non-cash asset impairment charge of $3.3 million to write-down the carrying value of the building related to the closed warehouse club in the Philippines. The Company also recorded costs of $1.4 million, during that nine month period, related to the closure of the Guam warehouse club in December 2003.

Operating loss for the first nine months of fiscal year 2005 was $6.5 million compared to an operating loss of $11.3 million in the same period last year.

Interest income reflects earnings on cash and cash equivalents and restricted cash deposits securing long term debt. Interest income was $1.8 million for both the first nine months of fiscal 2005 and the first nine months of fiscal 2004.

Interest expense reflects the borrowings of the Company’s majority and wholly-owned subsidiaries used to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. deposits and on-going working capital requirements. Interest expense in the first nine months of fiscal 2005 was $6.4 million, compared to $8.4 million in the first nine months of fiscal 2004. The decrease is a result of a reduced level of average debt held by the Company, partially offset by higher interest rates.

The Company recorded income tax provisions of $4.0 million and $1.2 million for the nine-month periods ended May 31, 2005 and May 31, 2004, respectively. The increase in tax expense during the period is largely due to increased profitability in the U.S., following the implementation of the Financial Program (as described in Note 6 to the Consolidated Financial Statements included herein), and provisions for probable income tax contingencies in foreign locations of $0.9 million. The current period provision represents the net effect of income tax expense in certain subsidiaries that are generating taxable income and income tax credits for those subsidiaries generating losses. Income tax credits are recognized only when the recoverability of those credits are deemed to be more likely than not. Due to the current interplay of income and losses within the different group companies, the Company does not believe that the resulting effective tax rate is an adequate measurement tool at this time.

Losses of unconsolidated affiliate represent the Company’s 50% share of losses from its Mexico joint venture. On February 11, 2005, the Company, along with its joint venture shareholder, Grupo Gigante S.A. de C.V., announced that it was closing the warehouse operations of PSMT Mexico, S.A. de C.V. effective February 28, 2005. At that time the Company indicated that it believed that the closure would not result in a significant loss for PriceSmart, Inc. While this is still the Company’s view with respect to the total carrying value of that investment, PSMT Mexico continues to incur operating losses during this period of merchandise and asset liquidation and the settlement of contractual obligations. Under the equity method of accounting, through which the Company reflects its proportionate share of income or loss of the unconsolidated joint venture’s results from operations, the Company’s proportionate share of the loss in PriceSmart Mexico for the first nine months of fiscal year 2005 was $3.0 million, as compared to $1.3 million in the prior year period. Since the announcement of the closure of the business, PriceSmart, Inc.’s 50% share of the losses of PSMT Mexico has been approximately $1.9 million.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders. In the first nine months of fiscal 2005, the Company’s joint ventures collectively recorded net losses, resulting in an allocation of $402,000 to the minority stockholders’ interests in those joint ventures. It should be noted that in fiscal 2005 the Philippines and Aruba joint ventures are no longer included in the minority interest allocation as the minority stockholders’ interests in those joint ventures have been reduced to zero as a result of the prior accumulated losses. During the third quarter of fiscal year 2005, the Company acquired the remaining 34% minority interest in its Guatemalan subsidiary. In the first nine months of fiscal 2004, those joint ventures collectively recorded an operating loss resulting in a $3.6 million allocation of that loss to the minority shareholders’ interests.

Preferred dividends decreased to $648,000 in the first nine months of fiscal 2005, compared to $2.5 million the same period in the prior year, due to the conversion of all classes of preferred stock to common stock in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements are for the operating working capital needs of the Company, particularly those associated with the acquisition of an adequate level of U.S. and locally sourced merchandise for the Company’s warehouse clubs.

The Company ended the first nine months of fiscal year 2005 with $30.3 million in unrestricted cash and an additional $7.3 million in cash that is used to secure a $7.0 million working capital facility, the outstanding balance of which as of May 31, 2005 was zero, and $4.9 million of commercial letters of credit as of May 31, 2005.

The Company ended the first nine months of fiscal year 2005 with surplus working capital (defined as current assets less current liabilities) of $26.3 million compared to a working capital deficit of $15.5 million as of August 31, 2004 and a working capital deficit of $30.4 million as of May 31, 2004. For the first nine months of this fiscal year, the Company’s working capital position improved by $41.8 million, attributable to $47.8 million of common stock sales pursuant to the exercise of subscription rights during the $7 rights period and the conversion of approximately $20 million in short-term related party borrowings to common stock both of which were part of the Financial Program (see “Note 6- Financial Program” in the Notes to Consolidated Financial Statements included herein). In addition, and as a result of the additional cash raised in the rights offering, the Company reduced short-term borrowings by $11.5 million.

Net cash flows provided by operating activities were $1.2 million and $3.7 million in the first nine months of fiscal 2005 and 2004, respectively. During the first nine months of fiscal 2005, the Company increased merchandise inventories by $2.6 million. During the same period in fiscal 2004, the merchandise inventories decreased $14.6 million.

Net cash (used in) provided by investing activities was $(7.1) million and $1.6 million in the first nine months of fiscal 2005 and 2004, respectively. The increase in the use of cash resulted primarily from the acquisition of land and the initial building costs associated with the planned new warehouse club location in San Jose, Costa Rica. Through May 31, 2005, approximately $4.2 million has been invested in the new location, which is expected to cost approximately $10.2 million.

Financing activities provided $2.1 million in the first nine months of fiscal 2005 compared to a cash use of $6.6 million in the first nine months of fiscal 2004. A number of transactions related to the previously announced Financial Program occurred during the first nine months of fiscal year 2005. The Company received $47.8 million from the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until December 21, 2005. In the first nine months of fiscal 2005, the Company reduced long-term debt by $77.1 million; $26.4 million was through conversion to common stock and $50.7 million was through net principal repayments and the complete retirement of the debt. In addition, short-term debt was reduced by $11.5 million during the period.

Financing Activities

The Company concluded significant phases of its previously announced Financial Program during the first nine months of the fiscal year (See “Note 6-Financial Program” in the Notes to Consolidated Financial Statements included herein).

In the first fiscal quarter of 2005, the Company exchanged shares of its common stock, valued for such purposes at $10 per share, for $22 million of its Series B Cumulative Convertible Redeemable Preferred Stock. The Company also exchanged shares of its common stock valued for such purposes a $8 per share for a $25 million bridge loan plus accrued interest, the $5 million real estate advance for the subsequently cancelled sale of the Santiago, Dominican Republic land and building plus accrued interest and $14.9 million of purchase order financing plus accrued interest, each extended to the Company by The Price Group, LLC. The Price Group, LLC is affiliated with Robert E. Price, Interim Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of the Company and Sol Price, a significant stockholder of the Company and father of Robert E. Price. Directors Robert E. Price, Murray L. Galinson, Jack McGrory and former director James F. Cahill were at the time co-managers of The Price Group, LLC and collectively own a significant interest in that entity. In addition, as part of a separate transaction, the Company converted $20 million of its Series A Cumulative Convertible Redeemable Preferred Stock plus accrued dividends to common stock valued for such purpose at $10 per share.

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

In the second quarter of fiscal 2005, the Company received $47.8 million as a result of the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until December 21, 2005; thus far 390 shares of common stock have been sold during the $8 subscription period. The rights’ offering is part of the Financial Program.

During the third quarter of fiscal 2005, as part of the Financial Program, the Company repaid approximately $29.3 million in long-term debt with proceeds from the $7 subscription rights.

Short-Term Borrowings and Long-Term Debt

As of May 31, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $1.9 million outstanding in short-term borrowings, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of May 31, 2005, the Company had approximately $11.8 million available on these facilities.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2005, letters of credit and lines of credit totaling $4.9 million were outstanding under this facility, leaving availability under this facility of $2.1 million.

As of May 31, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $46.6 million outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the Company up to its respective ownership percentage, except for approximately $13.8 million as of May 31, 2005, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2005, the Company was in compliance with all of these covenants, except for the debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.3 million at May 31, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2005 of $22.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of May 31, 2005, the Company satisfied these ratios. If the Company fails to comply with applicable financial covenants or is unsuccessful in obtaining the necessary waivers in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to repay the outstanding balance on the debt on which the Company was out of covenant compliance as of May 31, 2005. Accordingly, the obligation for which the Company has received a waiver is reflected in the accompanying balance sheet under the original contractual maturity.

Contractual Obligations

As of May 31, 2005, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$46,583	$8,727	$18,166	$18,878	$812
Operating leases	128,934	9,513	18,482	17,505	83,434

Total	$175,517	$18,240	$36,648	$36,383	$84,246

(1)	Amounts shown are for the principal portion of the long-term debt payment only. Future interest obligations will vary with changes in future LIBOR rates, making an accurate projection of future interest payment difficult.

Critical Accounting Estimates

The preparation of the Company’s financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company’s financial condition and results of operations.

Contingencies and Litigation:    In the ordinary course of the Company’s business, we are periodically named as defendants in various lawsuits, claims and pending actions. The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time. While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

Deferred Taxes:    A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2005, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years.

The Company has federal and state tax net operating loss carry-forwards (NOLs) at August 31, 2004 of approximately $41.1 million and $7.1 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s history of U.S. income and based on projections of future taxable income in the U.S., which have increased due to the implementation of the Financial Program (as described in Note 6 to the Consolidated Financial Statements included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize the U.S. deferred tax assets by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company believes that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code), there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. While the exact amount of this limitation has not yet been determined, based on preliminary calculations, the Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits and capital loss carryforwards.

As a result of significant losses in many of the Company’s foreign subsidiaries at May 31, 2005, the Company has concluded that full valuation allowances are necessary in all but two of its subsidiaries. The Company has factored in the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. There was insufficient positive evidence to overcome the existence of the negative objective evidence of cumulative losses. As a result, management concluded that it was more likely than not that the deferred tax assets would not be realized in these subsidiaries.

Merchandise Inventory:    The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically (monthly) to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Goodwill:    Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” requires that the Company test goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets:    The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded a $7.1 million impairment charge in the third quarter of fiscal 2005 to write-down the long-lived assets of its U.S. Virgin Islands warehouse club. This charge was taken because future undiscounted cash flows expected from that operation which, while positive over the expected life of the associated long-lived assets, are not sufficient to recover the carrying value of those assets as of May 31, 2005.

Warehouse Closure Costs:    The Company provides estimates for warehouse club closing costs when it is appropriate to do so, based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

Accounting Pronouncements

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company has not yet adopted this Interpretation and is currently evaluating the expected impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations and cash flows.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly-owned subsidiaries, conducts foreign operations in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2005, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory (excluding the three closed warehouse clubs owned in Mexico through its 50/50 joint venture). Nineteen of the 26 warehouse clubs operate under currencies other than the U.S. dollar. For the nine months ended both May 31, 2005 and May 31, 2004, approximately 79% of the Company’s net warehouse sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may involve similar economic and political risks, as well as, challenges that are different from those currently encountered by the Company. Foreign currencies in most of the countries where the Company operates have historically devalued against the U. S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% during fiscal 2003 and approximately 13% during fiscal 2004. There can be no assurance that the Company will not experience any other material adverse effects on the Company’s business, financial condition, operating results, cash flow or liquidity from currency devaluations in other countries as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $1.4 million and $(555,000) for the nine month periods ended May 31, 2005 and May 31, 2004, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly-owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of the subsidiaries into U. S. dollars were $1.5 million and $(3.8) million for the nine months and year ended May 31, 2005 and August 31, 2004, respectively. Foreign exchange gains/(losses) were positively impacted by $919,000 relating to the Dominican Republic during the first nine months of fiscal 2005. The Dominican Republic experienced a favorable currency revaluation of approximately 41% between the quarter ended May 31, 2004 and the quarter ended May 31, 2005.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of May 31, 2005:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in FY 2006	Currency
Panama	4	—	U.S. Dollar
Philippines	4	—	Philippine Peso
Costa Rica	3	1	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Guam	—	—	U.S. Dollar
Mexico*	—	—	Mexican Peso

Totals	26	1

*	Warehouse clubs are operated through a 50/50 joint venture, which is accounted for under the equity method.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pre-tax loss (excluding any minority interest impact) by approximately $396,000 on an annualized basis.

Philippines Sales Trends and Projected Losses

The Company’s Philippines operations, consisting of four warehouse clubs in Metro Manila (along with one former and currently unoccupied warehouse club), are performing well below management’s expectation, with sales growth below plan, resulting in operating losses and negative cash flow over the past year (including the most recent fiscal quarter). The Company believes that two primary reasons for these results are: (i) the business has not been adequately capitalized; and (ii) the distribution of U.S. merchandise to the Philippines has not been maintained at a sufficiently consistent level. An additional negative factor is the current series of disputes between the Company and E Class Corporation (which owns 38% of the Philippines business). See Part II, Item 1, Legal Proceedings. The Company continues to believe that the Philippines could be a viable market for

PriceSmart and is undertaking additional measures to improve the business and to resolve the disputes within the near future. There is no guarantee, however, that the Company will be successful in these efforts. Operating losses and negative cash flow may continue for the foreseeable future, and therefore the Company is considering alternatives which may be available with respect to this business.

Public Company Compliance Costs and Considerations

The Company incurs certain costs associated with being a publicly traded company. The Company has determined that, as a result of the announcement made by the SEC on March 2, 2005, it will have an additional year, until fiscal 2006, to comply with Section 404 of the Sarbanes-Oxley Act. As a result of such determination, beginning with fiscal year 2006, the direct and indirect costs associated with Sarbanes-Oxley Section 404 compliance will add significantly to the Company’s costs associated with being a publicly traded company. The expenses associated with implementing the additional processes and procedures necessary for Section 404 compliance have cost approximately $1.4 million, on a year-to-date basis. The cost of initial implementation and on-going compliance is particularly high for the Company due to the multiple geographic areas in which it operates (12 countries and one U.S. territory). Moreover, Section 404 compliance will inevitably result in a diversion of management time and attention from other duties.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. As part of this evaluation, the Company considered the results of an internal audit conducted during the third quarter with respect to its Philippines subsidiary. The Company undertook the internal audit as part of its ongoing project to achieve compliance with Section 404 of the Sarbanes-Oxley Act. During this internal audit, the Company identified areas of control weakness in the accounts payable account reconciliation process, which management is taking corrective action to remediate. Based on their evaluation of the Company’s disclosure controls and procedures and management’s initial assessment that the findings raised in the internal audit in the Philippines do not rise to the level of overall material weakness for the Company, the Company’s Interim Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting. The Company has incurred approximately $1.4 million in costs associated with the documentation of processes necessary to comply with Section 404 of the Sarbanes-Oxley Act. Management believes that the completion of the documentation and testing will have a positive effect on the controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including those identified below, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

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

Defendants and the plaintiffs who brought the Performance Capital lawsuit entered into a Stipulation of Settlement dated September 3, 2004, which was preliminarily approved by Judge Houston on September 30, 2004. On September 30, 2004, Judge Houston also approved a stipulation appointing the plaintiffs in the Performance Capital lawsuit as lead plaintiff for a proposed sub-class made up of certain purchasers and holders of the Company’s Series A Preferred Stock, which the Company refers to as the Series A Preferred Sub-Class. On November 8, 2004, following notice to members of the Series A Preferred Sub-Class, a settlement with the Series A Preferred Sub-Class was approved and judgment was entered. Pursuant to the settlement, the Performance Capital lawsuit has been dismissed and the Court entered an order releasing claims that were or could have been brought by the Series A Preferred Sub-Class arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred Sub-Class were offered the opportunity to exchange their Series A Preferred Stock for shares of the Company’s common stock at a conversion price of $10.00 per share, and all members of the Series A Preferred Sub-Class accepted this offer. The Company paid attorney’s fees and costs to counsel for the Performance Capital plaintiffs in the amount of $325,000, which was covered by the Company’s insurance carrier.

Defendants and the parties to the remaining class action lawsuits entered into a Stipulation of Settlement dated as of May 12, 2005, which sets forth the terms of a settlement of all claims, and is subject to final court approval. On May 27, 2005 Judge Houston issued an Order preliminarily approving the settlement and setting August 18, 2005 as the date for a court hearing as to whether the settlement shall be approved. Under the proposed settlement, in exchange for a full release of all claims plaintiffs would receive $2,350,000 (of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, as the Company and the carrier have agreed that effective as of March 1, 2005 the Company satisfied the $1,000,000 retention on its insurance policy).

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

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). Further, on December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go (Go and the two companies, collectively, “Defendants”), seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to Defendants, and related relief. Defendants filed a motion requesting the Superior Court to stay this litigation and compel binding arbitration, which was denied by the Superior Court on April 5, 2005. On April 15 Defendants appealed that decision. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the trial court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of a receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. On June 14, 2005, the trial court likewise denied the Go/E-Class application for preliminary injunction. In addition, Go has filed a complaint/affidavit seeking the initiation of criminal proceedings against those directors of PSMT Philippines, Inc. who are appointees of the Company, and

Go has filed an additional complaint/affidavit seeking the initiation of additional criminal proceedings against one such director who was also the senior manager of the warehouse clubs in Manila. The applicable prosecutor’s offices have commenced investigatory proceedings to determine whether or not criminal charges should be pursued. The Company intends to vigorously defend these actions through defendants and believes that the claims are without merit.

As of May 31, 2005, the Company has an insurance receivable in the receivables caption of the balance sheet for $1.9 million and a liability in the other accrued expenses caption of the balance sheet for $2.4 million, relating to the pending settlement of the securities class action litigation and related expenses. The Company does not expect to incur losses in connection with this litigation in excess of recorded amounts.

In the case of the Philippines matter, the ultimate outcome is less certain. The Company has reviewed the relevant evidence and does not believe that an adverse result is likely. However, in light of the uncertainty inherent in litigation—particularly in foreign jurisdictions—it is possible that the outcome of these proceedings, or an inability to successfully resolve the disputes within the near future, could have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity. The Company is unable at this time to estimate possible loss or range of loss associated with the Philippines matters. Further, regardless of the ultimate outcome of these suits, litigation of this type is expensive and may require the Company to devote substantial resources and management attention to these proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended May 31, 2005, except as reported on Current Reports on Form 8-K filed during the quarter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2005, the Company was in compliance with all of these covenants, except for the debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.3 million at May 31, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2005 of $22.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of May 31, 2005, the Company satisfied these ratios. If the Company fails to comply with applicable financial covenants or is unsuccessful in obtaining the necessary waivers in future periods, the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to repay the outstanding balance on the debt on which the Company was out of covenant compliance as of May 31, 2005. Accordingly, the obligation for which the Company has received a waiver is reflected in the accompanying balance sheet under the original contractual maturity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Employment Agreements

On March 3, 2005, the Company and Thomas Martin, the Company’s Executive Vice President – Merchandising, amended Mr. Martin’s employment agreement to extend his term with the Company to March 31, 2006, and increase his base annual salary to $215,000.

On March 9, 2005, the Company and John Hildebrandt, the Company’s Executive Vice President – Central America Operations, amended Mr. Hilderandt’s employment agreement to extend his term with the Company to March 31, 2006.

On March 9, 2005, the Company and Edward Oats, the Company’s Executive Vice President – Information Technology and Logistics, amended Mr. Oats employment agreement to extend his term with the Company to March 31, 2006.

On March 9, 2005, the Company and Brud Drachman, the Company’s Executive Vice President – Real Estate and Construction, amended Mr. Drachman’s employment agreement to extend his term with the Company to March 31, 2006.

Factors That May Affect Future Performance

The Company had a substantial net loss in fiscal 2004, a net loss in the first nine months of 2005, and may continue to incur losses in future periods.    The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges, of approximately $11.7 million, approximately $33.3 million in fiscal 2004, including $9.8 million of asset impairment and closing charges and approximately $18.9 million in the first nine months of fiscal 2005 including asset impairment and closing charges of $8.8 million. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return to profitability. The Company is also seeking to reduce its carrying costs by seeking alternative uses for, disposing of, or leasing buildings and fixtures from its closed warehouse clubs. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness.    Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2005, the Company was in compliance with all of these covenants, except for the debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.3 million at May 31, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. The Company also has $22.9 million of indebtedness outstanding that, upon a default by the Company under other indebtedness, allows the lender to accelerate the indebtedness and prohibits the Company from incurring additional indebtedness.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness. In addition, if the Company fails to comply with the covenants governing its indebtedness, the Company may need additional financing in order to service or extinguish the indebtedness. Some of the Company’s vendors also extend trade credit to the Company and allow payment for products following delivery. If these vendors extend less credit to the Company or require pre-payment for products, the Company’s cash requirements and financing needs may increase further. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

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

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business.    The Company began an aggressive growth strategy in April 1999, opening 20 new warehouse clubs over a two and a half year period. As of May 31, 2005, the Company had in operation 26 consolidated warehouse clubs in 12 countries and one U.S. territory (four each in Panama and the Philippines; three in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The Company opened one new warehouse club in Aseana City, Metropolitan Manila, Philippines in early June 2004.

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

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified by the Company and by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. As noted above, the Company identified control weaknesses in the accounts payable account reconciliation process for its Philippines subsidiary in connection with an internal audit conducted as part of the Company’s ongoing project to achieve compliance with Section 404 of the Sarbanes-Oxley Act. Although management’s initial assessment is that these control weaknesses do not rise to the level of a material weakness, these or other deficiencies in the Company’s internal controls could adversely affect the Company’s ability to prevent or detect a material misstatement of its annual or interim consolidated financial statements. Further, despite its efforts to improve its internal control structure, the Company may not be entirely successful in remedying internal control deficiencies that were previously identified. Any failure to timely remediate control gaps discovered in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise could harm the Company’s operating results and cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

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

On September 3, 2004, the Company entered into a Stipulation of Settlement with respect to the action brought on behalf of a proposed sub-class of plaintiffs comprised of unaffiliated purchasers of the Company’s Series A Preferred Stock. On November 8, 2004 the settlement was approved and judgment entered. Pursuant to the settlement, this action has been dismissed and the Court has entered an order releasing claims that were or could have been brought by the sub-class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. Defendants and the parties to the remaining class action lawsuits entered into a stipulation of settlement dated as of May 12, 2005 which sets forth the terms of a settlement of all claims, subject to final court approval. On May 27, 2005, Judge Houston issued an Order preliminarily approving the settlement and setting August 18, 2005 as the date for a court hearing as to whether the settlement shall be approved. Under the proposed settlement, in exchange for a full release of all claims, plaintiffs would receive $2,350,000 (of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, as the Company and the carrier have agreed that effective as of March 1, 2005 the Company satisfied the $1,000,000 retention on its insurance policy). The settlement is subject to court approval and there can be no assurance that the settlement will receive such approval. If the settlement is not approved and the Company is ultimately adjudged to have violated federal securities laws, the Company may incur substantial losses as a result of an award of damages to plaintiffs, which could impair the Company’s liquidity and have a material adverse effect on its business, results of operations and financial condition.

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

The Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). Further, on December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go (Go and the two companies, collectively, “Defendants”), seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to Defendants, and related relief. Defendants filed a motion requesting the Superior Court to stay this litigation and compel binding arbitration, which was denied by the Superior Court on April 5, 2005. On April 15 Defendants appealed that decision. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the trial court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of a receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. On June 14, 2005, the trial court likewise denied the Go/E-Class application for preliminary injunction. In addition, Go has filed a complaint/affidavit seeking the initiation of criminal proceedings against those directors of PSMT Philippines, Inc. who are appointees of the Company, and Go has filed an additional complaint/affidavit seeking the initiation of additional criminal proceedings against one such director who was also the senior manager of the warehouse clubs in Manila. The applicable prosecutor’s offices have commenced investigatory proceedings to determine whether or not criminal charges should be pursued. The Company intends to vigorously defend these actions through defendants and believes that the claims are without merit.

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

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control.    As of June 30, 2005, Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 54.8% of the Company’s common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5).

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

The Company is subject to volatility in foreign currency exchange.    The Company, primarily through majority or wholly-owned subsidiaries, conducts operations primarily in Latin America, the Caribbean and Asia, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2005, the Company had a total of 26 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For the third quarter of fiscal 2005, approximately 79% of the Company’s net warehouse sales were in foreign currencies. Also, as of February 28, 2005, the Company had three closed warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Potential future impairments under SFAS 144 could adversely affect the Company’s future results of operations and financial position.    In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others, to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline. For example, the Company was required to take an impairment charge pursuant to SFAS 144 of $7.1 million related to the write-down of the Company’s interest in its U.S. Virgin Islands subsidiary in the third quarter of fiscal 2005, $3.1 million related to the write down of the Company’s interest in its Mexico joint venture in the fourth quarter of fiscal 2004 and a charge of $4.5 million related to the write down of the Company’s interest in its Guam and U.S. Virgin Islands subsidiaries in the fourth quarter of fiscal 2003.

The adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company, effective September 1, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of May 31, 2005, the Company had goodwill of approximately $29.7 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2004 and August 31, 2003, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.    Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company is currently preparing for, and incurring significant expenses related to compliance with Section 404. The Company incurred expenses of approximately $1.4 million for the first nine months of fiscal 2005 associated with such preparation. The Company has determined that, as a result of the announcement made by the SEC on March 2, 2005, it will have an additional year, until fiscal 2006, to comply with Section 404 of the Sarbanes-Oxley Act. However, the Company and its advisors may not have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that the Company will be able to effectively meet all of the requirements of Section 404 as currently known to the Company in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management’s being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors’ providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws.

3.5(4)	Amendment to Amended and Restated Bylaws.

10.1(5)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.2	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.3	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.4	Sixth Amendment to Employment Agreement between the Company and Edward Oats, dated March 9, 2005.

10.5	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.6	Stipulation of Settlement dated May 12, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 22, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 15, 2005	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date:	July 15, 2005	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,269	$34,410
Short-term restricted cash	7,279	7,255
Receivables, net of allowance for doubtful accounts of $2,825 and $1,550, respectively	3,590	2,196
Merchandise inventories	65,460	62,820
Prepaid expenses and other current assets	10,740	10,185

Total current assets	117,338	116,866

Long-term restricted cash	10,798	28,422
Property and equipment, net	165,184	173,420
Goodwill	29,733	23,071
Deferred tax assets	14,475	16,009
Other assets	7,692	7,650
Long-term receivables from unconsolidated affiliate	1,586	1,316
Investment in unconsolidated affiliate	7,394	9,254

Total Assets	$354,200	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$1,932	$13,412
Accounts payable	54,663	56,148
Accounts payable to and advances received from related party	—	20,273
Accrued salaries and benefits	4,724	4,496
Deferred membership income	4,894	4,173
Income taxes payable	1,396	747
Deferred tax liabilities	743	592
Other accrued expenses	13,963	15,972
Long-term debt, current portion	8,727	16,503

Total current liabilities	91,042	132,316
Deferred rent	1,593	1,260
Accrued closure costs, net of current portion	3,634	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	37,856	82,138

Total liabilities	134,125	244,646

Minority interest	2,717	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 25,814,689 and 7,775,655 shares issued, respectively; and 25,380,264 and 7,339,810 shares outstanding (net of treasury shares), respectively	3	1
Additional paid-in capital	318,235	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(33)
Deferred compensation	(1,247)	(1,932)
Accumulated other comprehensive loss	(16,790)	(18,314)
Accumulated deficit	(76,760)	(57,902)
Less: treasury stock at cost; 434,425 and 435,845 shares, respectively	(9,433)	(9,464)

Total stockholders’ equity	217,358	127,879

Total Liabilities and Stockholders’ Equity	$354,200	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Revenues:
Sales:
Net warehouse	$165,902	$142,170	$497,390	$447,379
Export	23	169	394	978
Membership income	2,647	2,232	7,533	6,512
Other income	998	1,423	3,669	4,671

Total revenues	169,570	145,994	508,986	459,540

Operating expenses:
Cost of goods sold:
Net warehouse	142,808	122,521	426,370	386,994
Export	35	167	396	998
Selling, general and administrative:
Warehouse operations	21,387	19,831	62,326	60,478
General and administrative	6,162	5,490	17,549	16,510
Preopening expenses	40	322	42	488
Asset impairment and closure costs	8,190	3,684	8,768	5,416

Total operating expenses	178,622	152,015	515,451	470,884

Operating loss	(9,052)	(6,021)	(6,465)	(11,344)

Other income (expense):
Interest income	474	581	1,766	1,849
Interest expense	(1,313)	(2,702)	(6,411)	(8,398)
Other expense, net	(185)	(25)	(427)	(117)
Income from related party	—	500	—	500

Total other expense	(1,024)	(1,646)	(5,072)	(6,166)

Loss before provision for income taxes, losses of unconsolidated affiliate and minority interest	(10,076)	(7,667)	(11,537)	(17,510)
Provision for income taxes	(3,020)	(991)	(4,041)	(1,180)
Losses of unconsolidated affiliate	(617)	(565)	(3,034)	(1,346)
Minority interest	568	2,601	402	3,610

Net loss	(13,145)	(6,622)	(18,210)	(16,426)
Preferred dividends	—	840	648	2,520

Net loss attributable to common stockholders	$(13,145)	$(7,462)	$(18,858)	$(18,946)

Loss per share—common stockholders:
Basic	$(0.53)	$(1.01)	$(1.02)	$(2.61)
Diluted	$(0.53)	$(1.01)	$(1.02)	$(2.61)

Shares used in per share computation:
Basic	24,850	7,362	18,409	7,268
Diluted	24,850	7,362	18,409	7,268

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2005	May 31, 2004
OPERATING ACTIVITIES:
Net loss	$(18,210)	$(16,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,011	10,860
Allowance for doubtful accounts	1,275	(61)
Asset impairment and closure costs	8,768	5,416
Mark to market of stockholder note receivable	4	—
Deferred income taxes	1,685	175
Minority interest	(402)	(3,610)
Equity in losses of unconsolidated affiliate	3,034	1,346
Compensation expense recognized for stock options	698	479
Cancellation of note receivable from stockholder	—	114
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(498)	(93)
Merchandise inventory	(2,640)	14,611
Accounts payable and accounts payable to and advances from related party	(1,485)	(9,092)

Net cash flows provided by operating activities	1,240	3,719

INVESTING ACTIVITIES:
Additions to property and equipment	(7,061)	(3,383)
Advance received for sale of property	—	5,000

Net cash flows (used in) provided by investing activities	(7,061)	1,617

FINANCING ACTIVITIES:
Proceeds from bank borrowings	54,591	63,213
Repayment of bank borrowings, net of proceeds from warrant exercise	(117,216)	(78,509)
Issuance of common stock in connection with the rights offering	47,793	—
Restricted cash	17,600	3,675
Issuance of common stock	—	5,000
Proceeds from exercise of stock options	16	—
Issuance costs of common stock	(731)	—
Issuance costs of Series B Preferred stock	—	(8)
Payment on note receivable from stockholder	—	10

Net cash flows provided by (used in) financing activities	2,053	(6,619)
Effect of exchange rate changes on cash and cash equivalents	(373)	(3,444)

Net decrease in cash and cash equivalents	(4,141)	(4,727)
Cash and cash equivalents at beginning of period	34,410	11,239

Cash and cash equivalents at end of period	$30,269	$6,512

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,569	$7,644
Income taxes	$1,850	$1,848
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	$—
Series B Preferred Stock	$22,000	$—
Bridge loan and accrued interest	$25,318	$—
Advance payment on real estate and accrued interest	$5,192	$—
Purchase order financing and accrued interest	$15,586	$—
Warrant exercise	$1,808	$—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$(111)	$—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	$—
Issuance of common stock for purchase of Guatemala minority interest	$5,495	$—
Contributed capital from significant stockholders for purchase of Guatemala minority interest	$1,105	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2005

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Financial Program, conversion to common stock	(42)	(41,889)	10,185	1	91,780	—	—	—	—	—	—	—	49,892
Common stock issued in connection with the rights offering	—	—	6,828	1	47,794	—	—	—	—	—	—	—	47,795
Exercise of warrants	—	—	200	—	1,808	—	—	—	—	—	—	—	1,808
Shares issued for Guatemala minority interest purchase	—	—	825	—	5,495	—	—	—	—	—	—	—	5,495
Contributed capital from significant stockholders for Guatemala minority interest purchase	—	—	—	—	1,105	—	—	—	—	—	—	—	1,105
Exercise of stock options	—	—	1	—	(15)	—	—	—	—	—	(2)	31	16
Mark to market of employee restricted stock	—	—	—	—	—	—	4	—	—	—	—	—	4
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	698	—	—	—	—	698
Net loss	—	—	—	—	—	—	—	—	—	(18,210)	—	—	(18,210)
Translation adjustment	—	—	—	—	—	—	—	—	1,524	—	—	—	1,524

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,686)

Balance at May 31, 2005	—	$—	25,815	$3	$318,235	$3,379	$(29)	$(1,247)	$(16,790)	$(76,760)	434	$(9,433)	$217,358

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2005

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2005, the Company had 26 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (four each in Panama and the Philippines, three in Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. The Company also closed three warehouse clubs in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of May 31, 2005. The Company principally operates in four segments based on geographic area.

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $76.8 million as of May 31, 2005. For the nine months ended May 31, 2005, the Company had a net loss attributable to common stockholders of $18.9 million and generated cash in operating activities of only $1.2 million. At May 31, 2005, the Company was not in compliance with a maintenance covenant related to one long-term debt arrangement. The Company has obtained all necessary waivers for covenant violations as of August 31, 2004, and the waiver as of May 31, 2005. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6—Financial Program. Management believes that its existing working capital, together with the Financial Program, is sufficient to fund its operations through at least August 31, 2006.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly-owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2004. The table below shows the Company’s percentage ownership of, and basis of, presentation for, each subsidiary as of May 31, 2005.

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Mexico	50.0%	Equity
PriceSmart Nicaragua	51.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Philippines	52.0%	Consolidated
PriceSmart Trinidad	90.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
Ventures Services, Inc.	100.0%	Consolidated

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

Merchandise Inventories—Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Allowance for Bad Debt—Credit is extended to a portion of members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. As of May 31, 2005, the Company had a total of approximately $645,000 in net receivables due from a minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements. The Company previously utilized the importation and exportation businesses of one of its minority shareholders in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. If the credit worthiness of a specific customer or the minority interest shareholder deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

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

Goodwill—Goodwill, net of accumulated amortization, resulting from certain business combinations totaled $29,733 at May 31, 2005 and $23,071 at August 31, 2004. The increase in goodwill was due to the Company increasing its ownership in PriceSmart (Guatemala), S.A. from 66% to 100% in the third quarter of fiscal year 2005. The Company follows Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

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

Cost of Goods Sold—The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. Also included are the distribution and handling costs (either internal or external) for supplying such merchandise, raw materials, and supplies to the warehouse clubs including, inbound freight, duties, drayage, fees and insurance.

Selling, General and Administrative—Warehouse operations include the operating costs of the Company’s warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included are the payroll and related costs for the Company’s regional purchasing and management centers.

General and Administrative costs include the payroll and related operating costs for the Company’s corporate operations located in California and Florida, including the cost of U.S. merchandise purchasing.

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Closure Costs—The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; and all other costs are expensed as incurred. During fiscal year 2004, the Company closed one warehouse club and in fiscal year 2003 the Company closed three.

Foreign Currency Translation—In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated comprehensive loss.

Stock-Based Compensation—As of May 31, 2005, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the nine months ended May 31, 2005 and May 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net loss attributable to common stockholders, as reported	$(13,145)	$(7,462)	$(18,858)	$(18,946)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	153	180	698	479
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(683)	(1,832)	(1,988)

Pro forma net loss	$(13,523)	$(7,965)	$(19,992)	$(20,455)

Loss per share:
Basic—as reported	$(0.53)	$(1.01)	$(1.02)	$(2.61)
Basic—pro forma	$(0.54)	$(1.08)	$(1.09)	$(2.81)
Diluted—as reported	$(0.53)	$(1.01)	$(1.02)	$(2.61)
Diluted—pro forma	$(0.54)	$(1.08)	$(1.09)	$(2.81)

Accounting Pronouncements—In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company has not yet adopted this Interpretation and is currently evaluating the expected impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations and cash flows.

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 151 will have on its consolidated financial position, results of operations and cash flows.

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2005	August 31, 2004
Land	$37,205	$34,068
Building and improvements	120,648	125,621
Fixtures and equipment	67,349	67,003
Construction in progress	848	241

	226,050	226,933
Less: accumulated depreciation	(60,866)	(53,513)

Property and equipment, net	$165,184	$173,420

Building and improvements includes gross capitalized interest costs of $1.3 million as of May 31, 2005 and August 31, 2004.

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Loss attributable to common stockholders	$(13,145)	$(7,462)	$(18,858)	$(18,946)
Determination of shares:
Average common shares outstanding	24,850	7,362	18,409	7,268
Assumed conversion of:
Stock options (1)	—	—	—	—
Preferred stock (2)	—	—	—	—
Warrants (3)	—	—	—	—
Rights (4)	—	—	—	—

Diluted average common shares outstanding	24,850	7,362	18,409	7,268

Net loss attributable to common stockholders:
Basic loss per share	$(0.53)	$(1.01)	$(1.02)	$(2.61)
Diluted loss per share	$(0.53)	$(1.01)	$(1.02)	$(2.61)

(1)	Stock options representing 58,042, 11,247, 79,482 and 14,893 shares were excluded, due to their anti-dilutive effects for the three months ended May 31, 2005 and 2004 and the nine months ended May 31, 2005 and 2004, respectively.

(2)	The preferred stock was converted to common stock in the first quarter of fiscal year 2005, as part of the Financial Program. As of May 31, 2004, the preferred stock outstanding was convertible into 1,751,155 shares of common stock.

(3)	A warrant for the issuance of 200,000 shares of common stock was outstanding as of May 31, 2005, at an exercise price of $7 per share. These shares were excluded due to their anti-dilutive effects.

(4)	As of May 31, 2005, there were 6,149,817 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,224,726 shares of common stock.

NOTE 5—ASSET IMPAIRMENT AND CLOSURE COSTS

During fiscal 2003 and 2004, the Company closed four warehouse clubs, one each in Dominican Republic, Philippines, Guatemala and Guam and its Commerce, California distribution center. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

A breakdown of the movements in the liabilities derived from the closed warehouse clubs as of May 31, 2005 is as follows (in thousands):

	Liability as of August 31, 2004	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of May 31, 2005
Lease obligations	$5,226	(90)	—	(1,041)	$4,095
Other associated costs	94	1,754	(969)	(591)	288

Total	$5,320	1,664	(969)	(1,632)	$4,383

Closure costs for the nine months ended May 31, 2005 were $1.7 million. During the third quarter of fiscal year 2005, the Company executed sublease agreements for two of its four closed warehouse clubs: Ortigas, Philippines and Plaza, Guatemala. As a result, the Company recorded a net reversal of the previously recorded lease liabilities in the amount of $245,000 based on the new sublease terms as compared to the original assumptions used to establish those liabilities. This reversal is comprised of a reversal of $569,000 in Ortigas, Philippines and an additional charge of $324,000 in Plaza, Guatemala. The Company also recorded a non-cash charge of $878,000 for the write-off of fixed assets at the closed Plaza, Guatemala warehouse club related to the subleasing activity.

During the third quarter of fiscal 2005, the Company also recorded a non-cash asset impairment charge of $7.1 million. This charge is associated with the write-down of long-lived assets (leasehold improvements, and furniture and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. This charge was taken because future undiscounted cash flows expected from that operation which, while positive over the expected life of the associated long-lived assets, are not sufficient to recover the carrying value of those assets as of May 31, 2005. Consequently, the carrying value of those assets was reduced to an estimated fair value as required under SFAS 144. Sales continue to increase at the U.S. Virgin Islands warehouse club, but the on-going cost structure (which is higher than the Company’s other warehouse club locations) and management’s inability to make substantial improvement in the margins necessary to generate sufficient cash flows relative to the carrying value of the underlying assets, have made it necessary to take this charge.

NOTE 6—FINANCIAL PROGRAM

On September 3, 2004, the Company announced a plan to implement a series of transactions (the “Financial Program”) that are intended to increase PriceSmart’s earnings (or decrease its losses) available to common stockholders by substantially reducing the Company’s interest expenses and preferred dividend obligations. Additionally, the capital that has been and is expected to be received through the Financial Program is expected to help improve the Company’s liquidity, which is expected to result in more attractive terms from vendors. The Financial Program was approved by the Company’s stockholders on October 29, 2004. The elements of the Financial Program and the status of each element are as follows:

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

The issuance of up to 16,052,668 shares of Common Stock in connection with a rights offering pursuant to rights distributed to the holders of outstanding shares of common stock, and the issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The $7 rights offering subscription period began on December 21, 2004 and ended on January 24, 2005. A total of 6,827,542 shares of common stock were sold during this period. The total proceeds were $47.8 million. The $8 rights’ offering period began on January 25, 2005 and continues until December 21, 2005. A total of 390 shares of common stock have been sold thus far during the $8 rights offering period.

The issuance of up to 2,223,104 shares of common stock, valued for such purpose at a price of $10 per share, to the holders of all of the shares of the Company’s 8% Series A Cumulative Convertible Redeemable Preferred Stock, in exchange for all of the outstanding shares of the Series A Preferred Stock at its initial stated value of $20.0 million plus all accrued and unpaid dividends. This was completed on November 23, 2004, resulting in the issuance of 2,223,104 shares of common stock.

An amendment to the Amended and Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 shares, which was approved by the Company’s stockholders on October 29, 2004.

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into an agreement with the International Finance Corporation (the “IFC”) in the first fiscal quarter of 2005 providing for the following: (i) the Company granted the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended by the IFC to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs were reduced on one loan by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the Company’s transactions with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. All of the above elements were completed during the Company’s first quarter of fiscal 2005 with the exception of item (i), which was agreed to in principal although no warrants were issued pending a final written agreement related to the put option between the IFC and the Price Group. The agreements were finalized in the second quarter of fiscal 2005, and the warrant was exercised with respect to 200,000 shares of the Company’s common stock on January 26, 2005. Pursuant to the terms of the warrant, the exercise price was paid by reducing the principal amount of two of the loans extended to the Company by the IFC. As a result, long-term debt was reduced by $1.4 million.

NOTE 7—COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including those identified below, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

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

Defendants and the plaintiffs who brought the Performance Capital lawsuit entered into a Stipulation of Settlement dated September 3, 2004, which was preliminarily approved by Judge Houston on September 30, 2004. On September 30, 2004, Judge Houston also approved a stipulation appointing the plaintiffs in the Performance Capital lawsuit as lead plaintiff for a proposed sub-class made up of certain purchasers and holders of the Company’s Series A Preferred Stock, which the Company refers to as the Series A Preferred Sub-Class. On November 8, 2004, following notice to members of the Series A Preferred Sub-Class, a settlement with the Series A Preferred Sub-Class was approved and judgment was entered. Pursuant to the settlement, the Performance Capital lawsuit has been dismissed and the Court entered an order releasing claims that were or could have been brought by the Series A Preferred Sub-Class arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred Sub-Class were offered the opportunity to exchange their Series A Preferred Stock for shares of the Company’s common stock at a conversion price of $10.00 per share, and all members of the Series A Preferred Sub-Class accepted this offer. The Company paid attorney’s fees and costs to counsel for the Performance Capital plaintiffs in the amount of $325,000, which was covered by the Company’s insurance carrier.

Defendants and the parties to the remaining class action lawsuits entered into a Stipulation of Settlement dated as of May 12, 2005, which sets forth the terms of a settlement of all claims and is subject to final court approval. On May 27, 2005 Judge Houston issued an Order preliminarily approving the settlement and setting August 18, 2005 as the date for a court hearing as to whether the settlement shall be approved. Under the proposed settlement, in exchange for a full release of all claims plaintiffs would receive $2,350,000 (of which the Company’s directors and officers insurance carrier would pay 80% and the Company would pay 20%, as the Company and the carrier have agreed that effective as of March 1, 2005 the Company satisfied the $1,000,000 retention on its insurance policy).

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

In addition, the Company’s two minority shareholders in the Philippines (which together comprise a 48% ownership interest in the Company’s Philippine operations (PSMT Philippines, Inc.)) have taken the position that an “impasse” of the Board of Directors of PSMT Philippines, Inc. has been reached. These minority shareholders have therefore sought to invoke the “buy-sell” provisions of the parties’ Shareholders’ Agreement (pursuant to which one shareholder may offer to purchase the interest of the other shareholders (at an appraised value) at which point the offeree shareholder may make a counter offer and the process continues until an offer is accepted). The Company contends, among other things, that pursuant to the terms of the Shareholders’ Agreement no “impasse” has been reached (and hence the buy-sell provisions do not become applicable). Further, on December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the minority shareholders) and two companies affiliated with William Go (Go and the two companies, collectively, “Defendants”), seeking to recover principal and interest due and owing to the Company of at least $781,000, as well as an accounting with regard to sums paid by the Company to Defendants, and related relief. Defendants filed a motion requesting the Superior Court to stay this litigation and compel binding arbitration, which was denied by the Superior Court on April 5, 2005. On April 15 Defendants appealed that decision. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which owns 38% of PSMT Philippines, Inc.) filed with the trial court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who are appointees of the Company. The complaint filed by Go and E-Class contends that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint seeks an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of a receiver/management committee. On January 4, 2005 and on January 17, 2005, the court denied requests by Go and E-Class for a temporary restraining order. On June 14, 2005, the trial court likewise denied the Go/E-Class application for preliminary injunction. In addition, Go has filed a complaint/affidavit seeking the initiation of criminal proceedings against those directors of PSMT Philippines, Inc. who are appointees of the Company, and Go has filed an additional complaint/affidavit seeking the initiation of additional criminal proceedings against one such director who was also the senior manager of the warehouse clubs in Manila. The applicable prosecutor’s offices have commenced investigatory proceedings to determine whether or not criminal charges should be pursued. The Company intends to vigorously defend these actions through defendants and believes that the claims are without merit.

As of May 31, 2005, the Company has an insurance receivable in the receivables caption of the balance sheet for $1.9 million and a liability in the other accrued expenses caption of the balance sheet for $2.4 million, relating to the pending settlement of the securities class action litigation and related expenses. The Company does not expect to incur losses in connection with this litigation in excess of recorded amounts.

In the case of the Philippines matter, the ultimate outcome is less certain. The Company has reviewed the relevant evidence and does not believe that an adverse result is likely. However, in light of the uncertainty inherent in litigation—particularly in foreign jurisdictions—it is possible that the outcome of these proceedings, or an inability to successfully resolve the disputes within the near future, could have a material adverse effect on the Company’s business, financial condition, operating results, cash flow or liquidity. The Company is unable at this time to estimate possible loss or range of loss associated with the Philippines matters. Further, regardless of the ultimate outcome of these suits, litigation of this type is expensive and may require the Company to devote substantial resources and management attention to these proceedings.

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2005 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $1.9 million and $13.4 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.1% and 8.9%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of May 31, 2005 and August 31, 2004, the Company had approximately $11.8 million and $6.3 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2005, letters of credit and lines of credit totaling $4.9 million were outstanding under this facility, leaving availability under this facility of $2.1 million.

As of May 31, 2005 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $46.6 million and $123.6 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $13.8 million and $28.4 million, as of May 31, 2005 and August 31, 2004, respectively, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the assets collateralized was $44.7 million and $105.2 million as of May 31, 2005 and August 31, 2004, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. Under the terms of debt agreements to which the Company and/or one or more of its wholly-owned or majority-owned subsidiaries are parties, the Company must comply with specified financial maintenance covenants, which include among others, current ratio, debt service, interest coverage and leverage ratios. As of May 31, 2005, the Company was in compliance with all of these covenants, except for the debt to equity ratio for a $7.0 million note (with an outstanding balance of $3.3 million at May 31, 2005), for which the Company has requested and received a written waiver of its noncompliance through the quarter ending August 31, 2005. Additionally, the Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2005 of $22.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of May 31, 2005, the Company satisfied these ratios. If the Company fails to comply with applicable financial covenants or is unsuccessful in obtaining the necessary waivers in future periods the lenders may elect to accelerate the indebtedness described above and foreclose on the collateral pledged to secure the indebtedness. The Company believes that, primarily as a result of the Financial Program, it has sufficient financial resources to repay the outstanding balance on the debt on which the Company was out of covenant compliance as of May 31, 2005. Accordingly, the obligation for which the Company has received a waiver is reflected in the accompanying balance sheet under the original contractual maturity.

NOTE 9—ACQUISITION OF MINORITY INTEREST

The Company’s business combinations are accounted for under the purchase method of accounting, and include the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

On April 19, 2005, the Company announced that it had entered into an agreement to settle the previously disclosed disputes pertaining to the Company’s Guatemalan subsidiary. Specifically, the Company entered into an agreement with Grupo Solid (Guatemala), S.A. and Grupo Solid, S.A., the minority shareholders of the Company’s Guatemala subsidiary, whereby the parties mutually released all claims, the Company acquired the minority shareholders’ shares in PriceSmart (Guatemala), S.A., all pending litigation and the pending arbitration (as previously announced by the Company) between the minority shareholders and the Company was dismissed, and Grupo Solid, S.A. was released from its joint and several guaranty (together with the Company) of a real estate lease to which PriceSmart (Guatemala), S.A. is a party. As a result of this agreement the Company increased its ownership in PriceSmart (Guatemala), S.A. from 66% to 100%.

The Company’s acquisition of the minority shareholders’ interests involved a two-step process. First, on April 19, 2005, the minority shareholder conveyed its 34% interest in PriceSmart (Guatemala), S.A. to The Price Group, LLC, (the “Price Group”), the Sol and Helen Price Trust and the Robert and Allison Price Trust (together with the Price Group and the Sol and Helen Price Trust, the “Price Entities”), in exchange for the payment by the Price Entities to the minority shareholders of a total of $6,600,000 in cash. Second, as soon was reasonably practicable, the Price Entities transferred the 34% interest in PriceSmart (Guatemala), S.A. to the Company in exchange for a total of 825,000 shares of the Company’s common stock, valued for such purpose at a price of $8.00 per share and having a value at such valuation equal to the amount paid by the Price Entities to the minority shareholders. On April 19, 2005, the Company and the Price Entities entered into a Stock Purchase Agreement reflecting the parties’ agreement to such exchange of shares. Robert E. Price, the Company’s Chairman of the Board and Interim Chief Executive Officer, Sol Price, a significant stockholder of the Company and father of Robert E. Price, are members and managers of the Price Group, Robert E. Price is a trustee of both trusts and Sol Price is a trustee of the Sol and Helen Price Trust. Directors Murray L. Galinson and Jack McGrory are members and managers of the Price Group. The shares of common stock issued to the Price Entities were issued in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended. The Company will not pay any other amounts to the minority shareholders in connection with the settlement and release.

NOTE 10—RELATED-PARTY TRANSACTIONS

Relationships with the Price Family: As of May 31, 2005 Sol Price beneficially owns approximately 42.2% of the Company’s outstanding common stock. Sol Price is the father of Robert E. Price, the Chairman of the Board and Interim Chief Executive Officer of the Company. Robert E. Price beneficially owns approximately 46.9% of the outstanding common stock, including shares that may be deemed to be beneficially owned by Sol Price. Sol Price and Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own approximately 54.8% of the Company’s outstanding common stock.

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

Relationships with the Price Group: In February 2004, the Company entered into an agreement with the Price Group which provided the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, Murray L. Galinson, Jack McGrory and former director James F. Cahill were at the time managers of the Price Group and collectively own more than 80% of that entity. The agreement allowed the Price Group to place a lien on merchandise inventories in the United States as security for such financing. Interest accrued at a rate of 1% per month. In July 2004, this agreement was amended to increase the funds available from the Price Group by $5.0 million (to a total of $15.0 million) for purchase order financing. This additional funding was secured by the Company’s pledge of shares of its wholly-owned Panamanian subsidiary, PriceSmart Real Estate Panama, S.A. On October 29, 2004 amounts owed under this agreement were converted into 1,948,227 shares of common stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In May 2004, the Company entered into another agreement with the Price Group to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price was to be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement the Price Group made an initial payment of $5.0 million, with the balance to be paid upon closing, and if the closing did not occur for any reason, the initial payment was to be returned to the Price Group, plus accrued interest at the rate of 8% per annum. The agreement was subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Board of the final terms of the agreement. This agreement was to terminate on August 31, 2004; however, on August 30, 2004, this agreement was extended for an additional 90 days, until November 30, 2004. On October 29, 2004 amounts owed under this agreement were converted into 648,973 shares of Common Stock as part of the Financial Program that was approved by the stockholders on October 29, 2004 and the agreement was terminated.

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

On April 19, 2005, the Company entered into a Stock Purchase Agreement with The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust (the “Price Entities”). The agreement called for the Price Entities to transfer their 34% interest in PriceSmart (Guatemala), S.A. to the Company in exchange for a total of 825,000 shares of the Company’s common stock, valued for such purpose at a price of $8.00 per share and having a value at such valuation equal to the amount paid by the Price Entities to the minority shareholders. The Price Entities had previously acquired the 34% interest as a result of the settlement of disputes with the former minority interest shareholders.

Relationship with Price Legacy Corp: Sol Price had beneficial ownership through the Price Group and various family and charitable trusts of approximately 28.0% of the common stock (the “Price Legacy Common

Stock”) of Price Legacy, formerly known as Price Enterprises, Inc. (“PEI”). Robert E. Price beneficially owned approximately 25.5% of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price, and served as the Chairman of the Board of PEI until November 1999. Collectively, Sol Price, Robert E. Price and parties affiliated with them, including The Price Group, beneficially owned an aggregate of approximately 37.6% of the Price Legacy Common Stock. James F. Cahill, Murray L. Galinson and Jack McGrory, current and former directors of the Company, beneficially owned approximately 16.4%, 16.1% and 15.9%, respectively, of the Price Legacy Common Stock, including shares that may have been deemed to be beneficially owned by Sol Price and Robert E. Price. In addition, each was a director of Price Legacy, and Jack McGrory served as Chairman, President and Chief Executive Officer of Price Legacy. On December 21, 2004, Price Legacy was acquired by PL Realty, LLC and the above mentioned persons’ ownership in Price Legacy or the surviving entity ceased.

On March 26, 2004, the Company moved into its new headquarters located in San Diego, CA. Prior to this move, the Company leased office space from Price Legacy to house its headquarters. In April 2004, the Company received $500,000 from its then landlord, Price Legacy, as an incentive to terminate early the lease of its headquarters. For the nine months ended May 31, 2005 and May 31, 2004, the Company paid Price Legacy $0 and $178,000 in rent, respectively.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. Prior to March 2003, when the Company used the plane, it reimbursed PFD Ivanhoe for a portion of a fixed management fee and additional expenses PFD Ivanhoe incurred based on the number of hours flown, and also reimbursed PFD Ivanhoe for direct charges associated with use of the plane, including landing fees, international fees and catering. Since March 2003, the Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of the Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering, and international fees. The Company paid approximately $135,000 and $50,000 for the nine months ended May 31, 2005 and May 31, 2004, respectively, to cover these costs.

Put Option Agreement: On December 15, 2003, the Company entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s net book value for the respective properties and upon other commercially reasonable terms. The specified real property covered both the land and building at nine warehouse club locations. As of August 31, 2004, the net book value of this real property was approximately $54.9 million with approximately $29.9 million of encumbrances (including $5.1 had million received as an advance payment for one of these properties). Under the terms of the agreement, the Company would have the option, but not the obligation, to lease back one or more warehouse club buildings at an annual lease rate equal to 9% of the selling price for the building and upon other commercially reasonable terms. On August 30, 2004, this agreement was extended for an additional 90 days. As a result of the Financial Program, the Company did not exercise its rights under this agreement or extend it further.

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

Relationships with Edgar Zurcher: Edgar Zurcher has been a director of the Company since November 2000. Mr. Zurcher is a partner in a law firm that the Company utilizes in legal matters and incurred legal expenses of approximately $287,000 during the first nine months of fiscal 2005. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $505,000 in rental income for this space during the first nine months of fiscal 2005. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $194,000 of rental income for the first nine months of fiscal 2005 for space leased to it by the Company. The Company received approximately $536,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first nine months of fiscal year 2005. In February 2005, the Company received a refund of approximately $400,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, and repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which none is outstanding as of May 31, 2005.

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

Relationship with PriceSmart Mexico: The Company sold inventory to PriceSmart Mexico and charged it for salaries and other administrative services. Such transactions were in the ordinary course of business, at negotiated prices comparable to those of transactions with other customers. For the first nine months of fiscal year 2005, export sales to PriceSmart Mexico were approximately $214,000 and are included in total export sales of $394,000, on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales. Salaries and other administrative services charged to PriceSmart Mexico for the first nine months of the fiscal year 2005 were approximately $31,000.

During the third quarter of fiscal 2005, the Company agreed to purchase furniture and fixtures from the closed Mexico warehouse club locations. To facilitate this purchase, the Company made an advance payment of $750,000 to PriceSmart Mexico. This advance payment is included in prepaid expenses and other current assets on the Consolidated Balance Sheet as of May 31, 2005. The Company expects to fully utilize this advance payment during the fourth quarter of fiscal 2005.

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

On June 3, 2000, PSMT Caribe, Inc., a British Virgin Islands corporation and wholly owned subsidiary of the Company (“PSMT Caribe”), and PSC, S.A. entered into an option agreement, as amended on August 28, 2002 (the “Option”), which gave PSC the option to purchase from PSMT Caribe excess real property located in San Pedro Sula, Honduras, Santa Elena, El Salvador, Heredia, Costa Rica, Santo Domingo, Dominican Republic and Zapote, Costa Rica (collectively, the “Properties”). On or about June 26, 2000, PSC exercised the Option and subsequently acquired all of the Properties with the exception of the properties located in Santa Elena and Heredia.

The Company believes that the development of the properties located in Santa Elena, Heredia and Santa Domingo, each of which are located adjacent to certain of the Company’s warehouse clubs in these locations, may be detrimental to the operation of such warehouse clubs. Accordingly, the Company’s Board of Directors has authorized a transaction whereby PSC would (i) convey the Santa Domingo property to the Company or a wholly owned subsidiary thereof and (ii) relinquish all of its rights to acquire the properties located in Santa Elena and Heredia that it obtained pursuant to its exercise of the Option as described above. In exchange, the Company would issue to PSC 150,000 shares of its common stock, valued for such purpose at an aggregate of $1,202,591.

Relationship with Philippines minority interest shareholder: The Company formerly utilized the importation and exportation businesses of one of its minority shareholder in the Philippines for the movement of merchandise inventories both to and from the Asian regions to its warehouse clubs operating in Asia. As of May 31, 2005, the Company had a total of approximately $645,000 in net receivables due from the minority interest shareholder’s importation and exportation businesses, which is included in accounts receivable on the consolidated financial statements.

The Company believes that each of the related party transactions described above were on terms that the Company could have been obtained from unaffiliated third parties.

NOTE 11—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouses operating primarily in Latin America, the Caribbean and Asia as of May 31, 2005 (see Note 1). The Company operates in four segments based on geographic area and measures performance based on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Latin American Operations	Caribbean Operations	Asian Operations	Total
Nine Months Ended May 31, 2005
Total revenue	$436	$283,120	$176,424	$49,006	$508,986
Operating income (loss)	(3,124)	4,860	(6,582)	(1,619)	(6,465)
Depreciation and amortization	446	4,191	2,686	1,688	9,011
Identifiable assets	56,099	161,248	88,616	48,237	354,200

Nine Months Ended May 31, 2004
Total revenue	$2,273	$264,253	$143,796	$49,218	$459,540
Operating income (loss)	(3,396)	4,537	(4,787)	(7,698)	(11,344)
Depreciation and amortization	632	4,940	3,644	1,644	10,860
Identifiable assets	65,597	146,936	91,840	50,840	355,213

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Depreciation and amortization	1,007	6,457	4,834	2,137	14,435
Identifiable assets	91,876	147,259	92,470	44,403	376,008