Form 10-Q/A
period 2004-11-30
PRICESMART INC
filed 2005-11-10
CIK 1041803

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

The registrant had 25,765,846 shares of its common stock, par value $.0001 per share, outstanding at October 31, 2005.

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended November 30, 2004 includes unaudited restated consolidated financial statements at November 30, 2004 and August 31, 2004 (audited) and for the three months ended November 30, 2004 and 2003. The restatement affects the Company’s consolidated financial statements at and for the three months ended November 30, 2004. No other financial statement information contained herein is affected by this restatement.

This Form 10-Q/A amends and restates Item 1 of Part I and Item 6 of Part II of the original Form 10-Q, and no other information included in the original Form 10-Q is amended hereby.

In connection with a routine review by the Securities and Exchange Commission of a registration statement filed by the Company on Form S-1, the Company has decided to restate the financial statements referenced above to record a $20.6 million “deemed dividend” in the Company’s first fiscal quarter of 2005 with respect to the Company’s exchange of shares of common stock for the then-outstanding shares of Series A and Series B Preferred Stock. The exchange of shares of common stock for shares of Series B Preferred Stock occurred on October 29, 2004, and the exchange of shares of common stock for shares of Series A Preferred Stock occurred on November 23, 2004.

The restatement does not change the Company’s previously reported revenue, operating income, net loss, cash, assets, liabilities or stockholders’ equity. However, the restatements do reflect a non-cash charge to “deemed dividend on conversion of preferred stock” on the Company’s consolidated statement of operations of $20.6 million, with a corresponding increase in the reported “net loss attributable to common stockholders.” The amount of the charge is equal to the difference of the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The Company’s restated consolidated balance sheet records this charge as an increase in accumulated deficit with a corresponding increase in additional paid in capital, resulting in no change to the Company’s total stockholders’ equity.

The exchange of the shares of common stock for shares of Series A and Series B Preferred Stock referred to in the preceding paragraph was part of a broad financing plan announced by the Company on September 3, 2004. Prior to that announcement, a Special Committee of the Company’s Board of Directors, comprised of directors who were not officers or employees of the Company and who were not affiliated with the holders of Series A or the Series B Preferred Stock, considered and approved the exchange and the other elements of the financing plan. The financing plan was described in detail in the Company’s Current Report on Form 8-K filed September 3, 2004, the October 5, 2004 definitive proxy statement for the Company’s October 29, 2004 special meeting of stockholders and the Company’s Annual Report on Form 10-K for the year ended August 31, 2004. The financing plan was approved by the Company’s stockholders on October 29, 2004.

In connection with its consideration of the financing plan, the Special Committee retained the services of a financial advisor, American Appraisal Associates, Inc. (“American Appraisal”). American Appraisal delivered a written opinion to the Special Committee as to the fairness, from a financial point of view, to the Company’s unaffiliated holders of common stock of the proposed financing plan. As part of its analysis, American Appraisal established values for the outstanding shares of Series A and Series B Preferred Stock.

The Company did not record any charge to net loss attributable to common stockholders in connection with the exchange in the fiscal quarter ending November 30, 2004 because the aggregate value of the shares of common stock issued in the exchange were within the range of value attributed to the Series A and Series B Preferred Stock by American Appraisal. As a result of a further review of the accounting standard applicable to a transaction of this nature (Emerging Issues Task Force, Topic D-42), the Company has determined that it is necessary to report a deemed dividend with respect to these exchanges of common stock for preferred stock. The Audit Committee of the Company’s Board of Directors has reviewed the matter with management and with the Company’s independent registered public accounting firm. In addition, the Special Committee, having received a supplemental letter from American Appraisal confirming that the change in accounting treatment does not affect its original analysis and opinion, has reaffirmed its conclusion that the financing plan, including the exchanges of common stock for the preferred stock was advisable to the Company’s common stockholders.

As a result of the foregoing, the Company restated its financial statements and amended its Quarterly Reports on Forms 10-Q for the quarterly periods ended November 30, 2004, February 28, 2005 and May 31, 2005.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2004	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,705	$34,410
Short-term restricted cash	7,287	7,255
Receivables, net of allowance for doubtful accounts of $2,647 and $1,550, respectively	1,662	2,196
Merchandise inventories	86,637	62,820
Prepaid expenses and other current assets	10,888	10,185

Total current assets	119,179	116,866

Long-term restricted cash	22,040	28,422
Property and equipment, net	176,083	173,420
Goodwill	23,071	23,071
Deferred tax asset	15,718	16,009
Other assets	7,632	7,650
Long-term receivables from unconsolidated affiliate	1,435	1,316
Investment in unconsolidated affiliate	8,794	9,254

Total Assets	$373,952	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$13,901	$13,412
Accounts payable	69,726	56,148
Accounts payable to and advances received from related party	3,012	20,273
Accrued salaries and benefits	4,802	4,496
Deferred membership income	4,671	4,173
Income taxes payable	1,908	747
Deferred tax liability	584	592
Other accrued expenses	9,435	15,972
Long-term debt, current portion	15,433	16,503

Total current liabilities	123,472	132,316
Deferred rent	1,373	1,260
Accrued closure costs, net of current portion	3,955	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	64,458	82,138

Total liabilities	193,258	244,646

Minority interest	3,570	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 17,961,452 and 7,775,655 shares issued, respectively; and 17,525,607 and 7,339,810 shares outstanding (net of treasury shares), respectively	2	1
Additional paid-in capital	283,221	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(30)	(33)
Deferred compensation	(1,712)	(1,932)
Accumulated other comprehensive loss	(17,199)	(18,314)
Accumulated deficit	(81,073)	(57,902)
Less: treasury stock at cost; 435,845 shares	(9,464)	(9,464)

Total stockholders’ equity	177,124	127,879

Total Liabilities and Stockholders’ Equity	$373,952	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2004	2003
Revenues:
Sales:
Net warehouse club	$153,026	$143,741
Export	233	505
Membership income	2,362	2,113
Other income	1,100	1,600

Total revenues	156,721	147,959

Operating expenses:
Cost of goods sold:
Net warehouse club	129,522	125,623
Export	228	514
Selling, general and administrative:
Warehouse club operations	19,728	20,423
General and administrative	5,092	5,166
Preopening expenses	—	10
Closure costs	367	220

Total operating expenses	154,937	151,956

Operating income (loss)	1,784	(3,997)

Other income (expense):
Interest income	596	636
Interest expense	(2,926)	(2,849)
Other expense, net	(119)	(91)

Total other expense	(2,449)	(2,304)

Loss before (provision) benefit for income taxes, losses of unconsolidated affiliate and minority interest	(665)	(6,301)
(Provision) benefit for income taxes	(705)	52
Losses of unconsolidated affiliate	(454)	(404)
Minority interest	(52)	512

Net loss	(1,876)	(6,141)

Preferred dividends	(648)	(840)
Deemed dividend on conversion of preferred stock	(20,647)	—
Net loss attributable to common stockholders	$(23,171)	$(6,981)

Loss per share – common stockholders:
Basic	$(2.25)	$(0.99)
Diluted	$(2.25)	$(0.99)

Shares used in per share computation:
Basic	10,311	7,079
Diluted	10,311	7,079

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(1,876)	$(6,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,406	3,423
Allowance for doubtful accounts	1,097	74
Closure costs	367	220
Mark to market of stockholder note receivable	3	—
Deferred income taxes	283	(258)
Minority interest	52	(512)
Equity in losses of unconsolidated affiliate	454	404
Compensation expense recognized for stock options	233	134
Cancellation of note receivable from stockholder	—	114
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(1,819)	2,183
Merchandise inventory	(23,817)	(458)
Accounts payable and accounts payable to and advances from related party	16,591	(816)

Net cash flows used in operating activities	(5,026)	(1,633)

INVESTING ACTIVITIES:
Additions to property and equipment	(4,896)	(2,014)

Net cash flows used in investing activities	(4,896)	(2,014)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	44,151	23,906
Repayment of bank borrowings	(62,412)	(23,037)
Restricted cash	6,350	(24)
Issuance of common stock	—	5,000
Proceeds from exercise of stock options	5	—
Issuance costs of common stock	(212)	—
Issuance costs of Series B Preferred stock	—	(8)
Payment on note receivable from stockholder	—	10

Net cash flows (used in) provided by financing activities	(12,118)	5,847

Effect of exchange rate changes on cash and cash equivalents	335	(1,103)

Net increase (decrease) in cash and cash equivalents	(21,705)	1,097
Cash and cash equivalents at beginning of period	34,410	11,239

Cash and cash equivalents at end of period	$12,705	$12,336

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,250	$2,642
Income taxes	$576	$789
Supplemental disclosure of noncash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	—
Series B Preferred Stock	$22,000	—
Bridge loan and accrued interest	$25,318	—
Advance payment on real estate and accrued interest	$5,192	—
Purchase order financing and accrued interest	$15,586	—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$(111)	—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	—
Deemed dividend on conversion of preferred stock	$20,647	—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Deemed dividend on conversion of preferred stock	—	—	—	—	20,647	—	—	—	—	(20,647)	—	—	—
Financial Program, conversion to common stock	(42)	(41,889)	10,184	1	92,301	—	—	—	—	—	—	—	50,413
Exercise of stock options	—	—	1	—	5	—	—	—	—	—	—	—	5
Mark to market of employee restricted stock	—	—	—	—	—	—	3	—	—	—	—	—	3
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	233	—	—	—	—	233
Net loss	—	—	—	—	—	—	—	—	—	(1,876)	—	—	(1,876)
Translation adjustment	—	—	—	—	—	—	—	—	1,115	—	—	—	1,115

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(761)

Balance at November 30, 2004	—	$—	17,961	$2	$283,221	$3,379	$(30)	$(1,712)	$(17,199)	$(81,073)	436	$(9,464)	$177,124

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

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $81.1 million and a working capital deficit of $4.3 million as of November 30, 2004. For the quarter ended November 30, 2004, the Company had a net loss attributable to common stockholders of $23.2 million and used cash in operating activities of $5.0 million. At November 30, 2004, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements. The Company has obtained or requested, but not yet received, all necessary waivers for covenant violations as of August 31, 2004, and November 30, 2004. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6 – Financial Program. Management believes that its existing working capital, together with the Financial Program mentioned above, is sufficient to fund its operations through at least August 31, 2005.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2004. The table below shows the Company’s percentage ownership of, and basis of presentation for each subsidiary as of November 30, 2004.

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

Goodwill—Goodwill, net of accumulated amortization, resulting from certain business combinations totaled $23,071 at November 30, 2004 and August 31, 2004. The Company follows Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Revenue Recognition—The Company recognizes sales revenue when title passes to the customer. Membership fee income represents annual membership fees paid by the Company’s warehouse members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

Cost of Goods Sold—The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees and insurance. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at our distribution facilities.

Vendor consideration consists primarily of volume rebates and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is recorded as a reduction to inventory, if significant. Prompt payment discounts are taken in substantially all cases and, therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting impact to cost of goods sold when the inventory is sold.

Selling, General and Administrative—Warehouse club operations include the operating costs of the Company’s warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included are the payroll and related costs for the Company’s regional purchasing and management centers.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended November 30,
	2004	2003
Net loss attributable to common stockholders, as reported	$(23,171)	$(6,981)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	235	134
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(613)	(637)

Pro forma net loss attributable to common stockholders	$(23,549)	$(7,484)
Loss per share:
Basic-as reported	$(2.25)	$(0.99)
Basic-pro forma	$(2.28)	$(1.06)
Diluted-as reported	$(2.25)	$(0.99)
Diluted-pro forma	$(2.28)	$(1.06)

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

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock and warrants) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2004	2003
Loss attributable to common stockholders	$(23,171)	$(6,981)
Determination of shares:
Average common shares outstanding	10,311	7,079
Assumed conversion of:
Stock options(1)	—	—
Preferred stock(2)	—	—
Warrants(3)	—	—

Diluted average common shares outstanding	10,311	7,079
Net loss attributable to common stockholders:
Basic loss per share	$(2.25)	$(0.99)
Diluted loss per share	$(2.25)	$(0.99)

(1)	Stock options representing 97,083 and 0 shares were excluded, due to their anti-dilutive effects for the three months ended November 30, 2004 and 2003, respectively.

(2)	The preferred stock was converted to common stock in the first quarter of fiscal year 2005, as part of the Financial Program. As of November 30, 2003, the preferred stock outstanding was convertible into 1,685,822 shares of common stock.

(3)	A warrant for the issuance of 400,000 shares of common stock was outstanding as of November 30, 2004, at an exercise price of $7 per share. These shares were excluded due to their anti-dilutive effects.

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

Additionally, in connection with the Financial Program, the Company has recorded a non-cash charge to “Deemed dividend on conversion of preferred stock” on the Company’s consolidated statement of operations of $20.6 million, with a corresponding increase in the reported “net loss attributable to common stockholders”. The amount of the charge is equal to the difference of the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock. The Company’s consolidated balance sheet records this charge as an increase in accumulated deficit with a corresponding increase in additional paid in capital, resulting in no change to the Company’s total stockholders’ equity.

The exchange of the shares of common stock for shares of Series A and Series B Preferred Stock referred to in the preceding paragraph was part of a broad financing plan announced by the Company on September 3, 2004. Prior to the announcement of the Financial Program, a Special Committee of the Company’s Board of Directors, comprised of directors who were not officers or employees of the Company and who were not affiliated with the holders of Series A or the Series B Preferred Stock, considered and approved the exchange and the other elements of the financing plan.

In connection with its consideration of the financing plan, the Special Committee retained the services of a financial advisor, American Appraisal Associates, Inc. (“American Appraisal”). American Appraisal delivered a written opinion to the Special Committee as to the fairness, from a financial point of view, to the Company’s unaffiliated holders of common stock of the proposed financing plan. As part of its analysis, American Appraisal established values for the outstanding shares of Series A and Series B Preferred Stock.

The Company did not record any charge to net loss attributable to common stockholders in connection with the exchange in the fiscal quarter ending November 30, 2004 because the aggregate value of the shares of common stock issued in the exchange were within the range of value attributed to the Series A and Series B Preferred Stock by American Appraisal. As a result of a further review of the accounting standard applicable to a transaction of this nature (Emerging Issues Task Force, Topic D-42), the Company has determined that it is necessary to report a deemed dividend with respect to these exchanges of common stock for preferred stock. The Audit Committee of the Company’s Board of Directors has reviewed the matter with management and with the Company’s independent registered public accounting firm. In addition, the Special Committee, having received a supplemental letter from American Appraisal confirming that the change in accounting treatment does not affect its original analysis and opinion, has reaffirmed its conclusion that the financing plan, including the exchanges of common stock for the preferred stock was advisable to the Company’s common stockholders.

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

NOTE 8—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2004 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $13.9 million and $13.4 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.3% and 8.9%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of November 30, 2004 and August 31, 2004, the Company had approximately $6.6 million and $6.3 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement for up to $7.5 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2004, letters of credit and lines of credit totaling $6.5 million were outstanding under this facility, leaving availability under this facility of $1.0 million.

As of November 30, 2004 and August 31, 2004, the Company, together with its majority or wholly-owned subsidiaries, had $79.9 million and $123.6 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $24.7 million and $28.4 million, as of November 30, 2004 and August 31, 2004, respectively, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the assets collateralized was $77.7 million and $105.2 million as of November 30, 2004 and August 31, 2004, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

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

Relationships with Grupo Gigante, S.A. and Angel Losada M.: Gigante beneficially owns approximately 9.5% of the outstanding Common Stock. In January 2002, the Company entered into a 50/50 joint venture with Gigante to construct and operate warehouse clubs in Mexico. In addition, Angel Losada M., one of the directors of the Company, is currently Chairman of the Board of Directors and Executive President of Gigante. Mr. Losada also owns 13.5% of the common stock of Gigante, and together with members of his family, owns an aggregate of 69.4% of the common stock of Gigante. In fiscal 2004, Gigante purchased an aggregate of approximately $123,000 of products from PriceSmart Mexico, the 50/50 joint venture subsidiary in Mexico. During the third quarter of fiscal 2002, the Company’s Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture may construct and operate a membership warehouse club. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease.

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

NOTE 10—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America, the Caribbean and Asia as of November 30, 2004 (see Note 1). The Company operates in four segments based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Asian Operations	Total
Three Months Ended November 30, 2004
Total revenue	$238	$87,462	$53,371	$15,650	$156,721
Operating income (loss)	(378)	2,169	579	(586)	1,784
Depreciation and amortization	159	1,747	943	557	3,406
Identifiable assets	57,282	161,302	103,326	52,042	373,952

Three Months Ended November 30, 2003
Total revenue	$954	$82,883	$45,321	$18,801	$147,959
Operating income (loss)	(1,873)	1,231	(1,799)	(1,556)	(3,997)
Depreciation and amortization	206	1,570	1,205	442	3,423
Identifiable assets	78,530	159,241	96,044	56,559	390,374

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Depreciation and amortization	1,007	6,457	4,834	2,137	14,435
Identifiable assets	91,876	147,259	92,470	44,403	376,008

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

10.1(4)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3.0 million.

10.2(5)	Letter of Understanding among The Price Group, LLC, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.3(5)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.4(5)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.5(5)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.6(6)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.7(6)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.8(4)	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated September 24, 2004.

10.9(6)	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.10(6)	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.

(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	November 10, 2005	By:	/s/ ROBERT E. PRICE
Robert E. Price Interim Chief Executive Officer

Date:	November 10, 2005	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer

S-1