Form 10-Q/A
period 2005-02-28
PRICESMART INC
filed 2005-11-10
CIK 1041803

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

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended February 28, 2005 includes unaudited restated consolidated financial statements at February 28, 2005 and August 31, 2004 (audited) and for the three months and six months ended February 28, 2005 and February 29, 2004. The restatement affects the Company’s consolidated balance sheet at February 28, 2005, and its consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the six months ended February 28, 2005. No other financial statement information contained herein is affected by this restatement.

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

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57,657	$34,410
Short-term restricted cash	7,229	7,255
Receivables, net of allowance for doubtful accounts of $2,847 and $1,550, respectively	2,168	2,196
Merchandise inventories	70,112	62,820
Prepaid expenses and other current assets	12,355	10,185

Total current assets	149,521	116,866

Long-term restricted cash	21,855	28,422
Property and equipment, net	176,697	173,420
Goodwill	23,071	23,071
Deferred tax assets	15,819	16,009
Other assets	7,920	7,650
Long-term receivables from unconsolidated affiliate	1,561	1,316
Investment in unconsolidated affiliate	7,860	9,254

Total Assets	$404,304	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5,187	$13,412
Accounts payable	63,723	56,148
Accounts payable to and advances received from related party	—	20,273
Accrued salaries and benefits	4,363	4,496
Deferred membership income	4,941	4,173
Income taxes payable	1,339	747
Deferred tax liabilities	650	592
Other accrued expenses	15,153	15,972
Long-term debt, current portion	15,871	16,503

Total current liabilities	111,227	132,316
Deferred rent	1,482	1,260
Accrued closure costs, net of current portion	3,912	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	59,894	82,138

Total liabilities	176,515	244,646

Minority interest	3,705	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 24,988,994 and 7,775,655 shares issued, respectively; and 24,553,149 and 7,339,810 shares outstanding (net of treasury shares), respectively	3	1
Additional paid-in capital	332,369	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(33)
Deferred compensation	(1,480)	(1,932)
Accumulated other comprehensive loss	(16,433)	(18,314)
Accumulated deficit	(84,261)	(57,902)
Less: treasury stock at cost; 435,845 shares	(9,464)	(9,464)

Total stockholders’ equity	224,084	127,879

Total Liabilities and Stockholders’ Equity	$404,304	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Sales:
Net warehouse club	$178,462	$161,468	$331,488	$305,209
Export	138	304	371	809
Membership income	2,524	2,167	4,886	4,280
Other income	1,571	1,648	2,671	3,248

Total revenues	182,695	165,587	339,416	313,546

Operating expenses:
Cost of goods sold:
Net warehouse club	154,040	138,850	283,562	264,473
Export	133	317	361	831
Selling, general and administrative:
Warehouse club operations	21,211	20,366	40,939	40,647
General and administrative	6,295	5,854	11,387	11,020
Preopening expenses	2	156	2	166
Closure costs	211	1,512	578	1,732

Total operating expenses	181,892	167,055	336,829	318,869

Operating income (loss)	803	(1,468)	2,587	(5,323)

Other income (expense):
Interest income	696	632	1,292	1,268
Interest expense	(2,172)	(2,705)	(5,098)	(5,696)
Other expense, net	(123)	(1)	(242)	(92)

Total other expense	(1,599)	(2,074)	(4,048)	(4,520)

Loss before provision for income taxes, losses of unconsolidated affiliate and minority interest	(796)	(3,542)	(1,461)	(9,843)
Provision for income taxes	(316)	(241)	(1,021)	(189)
Losses of unconsolidated affiliate	(1,962)	(377)	(2,416)	(781)
Minority interest	(114)	497	(166)	1,009

Net loss	(3,188)	(3,663)	(5,064)	(9,804)
Preferred dividends	—	(840)	(648)	(1,680)
Deemed dividend on conversion of preferred stock	—	—	(20,647)	—

Net loss attributable to common stockholders	$(3,188)	$(4,503)	$(26,359)	$(11,484)
Loss per share—common stockholders:
Basic	$(0.16)	$(0.61)	$(1.74)	$(1.59)
Diluted	$(0.16)	$(0.61)	$(1.74)	$(1.59)

Shares used in per share computation:
Basic	20,014	7,362	15,136	7,220
Diluted	20,014	7,362	15,136	7,220

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2005	February 29, 2004
OPERATING ACTIVITIES:
Net loss	$(5,064)	$(9,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,897	7,202
Allowance for doubtful accounts	1,297	72
Closure costs	578	1,732
Mark to market of stockholder note receivable	4	—
Deferred income taxes	248	(474)
Minority interest	166	(1,009)
Equity in losses of unconsolidated affiliate	2,416	781
Compensation expense recognized for stock options	465	299
Cancellation of note receivable from stockholder	—	114
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	788	441
Merchandise inventory	(7,292)	12,834
Accounts payable and accounts payable to and advances from related party	7,576	(3,427)

Net cash flows provided by operating activities	7,079	8,761

INVESTING ACTIVITIES:
Additions to property and equipment	(5,878)	(2,492)

Net cash flows used in investing activities	(5,878)	(2,492)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	44,501	32,074
Repayment of bank borrowings, net of proceeds from warrant exercise	(74,488)	(40,667)
Issuance of common stock in connection with the rights offering	47,793	—
Restricted cash	6,593	3,740
Issuance of common stock	—	5,000
Proceeds from exercise of stock options	5	—
Issuance costs of common stock	(664)	—
Issuance costs of Series B Preferred stock	—	(8)
Payment on note receivable from stockholder	—	10

Net cash flows provided by financing activities	23,740	149
Effect of exchange rate changes on cash and cash equivalents	(1,694)	(3,054)

Net increase in cash and cash equivalents	23,247	3,364
Cash and cash equivalents at beginning of period	34,410	11,239

Cash and cash equivalents at end of period	$57,657	$14,603

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,402	$5,348
Income taxes	$1,058	$1,424
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	$—
Series B Preferred Stock	$22,000	$—
Bridge loan and accrued interest	$25,318	$—
Advance payment on real estate and accrued interest	$5,192	$—
Purchase order financing and accrued interest	$15,586	$—
Warrant exercise	$1,808	$—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$(111)	$—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	$—
Deemed dividend on conversion of preferred stock	$20,647	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2005

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Deemed dividend on conversion of preferred stock	—	—	—	—	20,647	—	—	—	—	(20,647)	—	—	—
Financial Program, conversion to common stock	(42)	(41,889)	10,184	1	91,849	—	—	—	—	—	—	—	49,961
Common stock issued in connection with the rights offering	—	—	6,828	1	47,792	—	—	—	—	—	—	—	47,793
Exercise of warrants	—	—	200	—	1,808	—	—	—	—	—	—	—	1,808
Exercise of stock options	—	—	1	—	5	—	—	—	—	—	—	—	5
Mark to market of employee restricted stock	—	—	—	—	—	—	4	—	—	—	—	—	4
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	465	—	—	—	—	465
Net loss	—	—	—	—	—	—	—	—	—	(5,064)	—	—	(5,064)
Translation adjustment	—	—	—	—	—	—	—	—	1,881	—	—	—	1,881

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,183)

Balance at February 28, 2005	—	$—	24,989	$3	$332,369	$3,379	$(29)	$(1,480)	$(16,433)	$(84,261)	436	$(9,464)	$224,084

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

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $84.3 million and a working capital surplus of $38.3 million as of February 28, 2005. For the six months ended February 28, 2005, the Company had a net loss attributable to common stockholders of $26.4 million and generated cash in operating activities of $7.1 million. At February 28, 2005, the Company was not in compliance with certain maintenance covenants related to certain long-term debt arrangements. The Company has obtained all necessary waivers for covenant violations as of August 31, 2004, and two waivers as of February 28, 2005. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6 – Financial Program. Management believes that its existing working capital, together with the Financial Program, is sufficient to fund its operations through at least August 31, 2005.

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

The table below shows the Company’s percentage ownership of, and basis of presentation for each subsidiary as of February 28, 2005.

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

Goodwill—Goodwill, net of accumulated amortization, resulting from certain business combinations totaled $23,071 at February 28, 2005 and August 31, 2004. The Company follows Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

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

Selling, General and Administration—Warehouse club operations include the operating costs of the Company’s warehouse clubs including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included are the payroll and related costs for the Company’s regional purchasing and management centers.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net loss attributable to common stockholders, as reported	$(3,188)	$(4,503)	$(26,359)	$(11,484)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	310	165	545	299
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(688)	(668)	(1,301)	(1,305)

Pro forma net loss attributable to common stockholders	$(3,566)	$(5,006)	$(27,115)	$(12,490)
Loss per share:
Basic—as reported	$(0.16)	$(0.61)	$(1.74)	$(1.59)
Basic—pro forma	$(0.18)	$(0.68)	$(1.79)	$(1.73)
Diluted—as reported	$(0.16)	$(0.61)	$(1.74)	$(1.59)
Diluted—pro forma	$(0.18)	$(0.68)	$(1.79)	$(1.73)

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

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Loss attributable to common stockholders	$(3,188)	$(4,503)	$(26,359)	$(11,484)
Determination of shares:
Average common shares outstanding	20,014	7,362	15,136	7,220
Assumed conversion of:
Stock options(1)	—	—	—	—
Preferred stock(1)	—	—	—	—
Warrants(1)	—	—	—	—
Rights(1)	—	—	—	—

Diluted average common shares outstanding	20,014	7,362	15,136	7,220
Net loss attributable to common stockholders:
Basic loss per share	$(0.16)	$(0.61)	$(1.74)	$(1.59)
Diluted loss per share	$(0.16)	$(0.61)	$(1.74)	$(1.59)

(1)	Stock options representing 80,902, 732, 89,286 and 7,526 shares were excluded, due to their anti-dilutive effects for the three months ended February 28, 2005 and February 29, 2004 and the six months ended February 28, 2005 and February 29, 2004, respectively.

(2)	The preferred stock was converted to common stock in the first quarter of fiscal year 2005, as part of the Financial Program. As of February 29, 2004, the preferred stock outstanding was convertible into 1,718,489 shares of common stock.

(3)	A warrant for the issuance of 200,000 shares of common stock was outstanding as of February 28, 2005, at an exercise price of $7 per share. These shares were excluded due to their anti-dilutive effects.

(4)	As of February 28, 2005, there were 6,150,084 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,225,126 shares of common stock.

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

NOTE 10—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America, the Caribbean and Asia as of February 28, 2005 (see Note 1). The Company operates in four segments based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Asian Operations	Total
Six Months Ended February 28, 2005
Total revenue	$394	$189,425	$115,654	$33,943	$339,416
Operating income (loss)	(2,473)	5,021	652	(613)	2,587
Depreciation and amortization	299	2,778	1,674	1,146	5,897
Identifiable assets	101,918	155,553	96,008	50,825	404,304

Six Months Ended February 29, 2004
Total revenue	$1,717	$178,395	$97,523	$35,911	$313,546
Operating income (loss)	(4,323)	4,809	(2,301)	(3,508)	(5,323)
Depreciation and amortization	417	3,265	2,438	1,082	7,202
Identifiable assets	71,822	152,755	93,878	52,003	370,458

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Depreciation and amortization	1,007	6,457	4,834	2,137	14,435
Identifiable assets	91,876	147,259	92,470	44,403	376,008

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws.

3.5(4)	Amendment to Amended and Restated Bylaws.

10.1(5)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.2(5)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.3(6)	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated February 10, 2005.

10.4(6)	Third Amendment to Employment Agreement by and between the Company and William Naylon, dated as of February 16, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 1, 2005.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

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