Form 10-Q/A
period 2005-05-31
PRICESMART INC
filed 2005-11-10
CIK 1041803

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

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Quarterly Report on Form 10-Q/A for the quarterly period ended May 31, 2005 includes unaudited restated consolidated financial statements at May 31, 2005 and August 31, 2004 (audited) and for the three months and nine months ended May 31, 2005 and 2004. The restatement affects the Company’s consolidated balance sheet at May 31, 2005, and its consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the nine months ended May 31, 2005. No other financial statement information contained herein is affected by this restatement.

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

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2005	August 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,269	$34,410
Short-term restricted cash	7,279	7,255
Receivables, net of allowance for doubtful accounts of $2,825 and $1,550, respectively	3,590	2,196
Merchandise inventories	65,460	62,820
Prepaid expenses and other current assets	10,740	10,185

Total current assets	117,338	116,866

Long-term restricted cash	10,798	28,422
Property and equipment, net	165,184	173,420
Goodwill	29,733	23,071
Deferred tax assets	14,475	16,009
Other assets	7,692	7,650
Long-term receivables from unconsolidated affiliate	1,586	1,316
Investment in unconsolidated affiliate	7,394	9,254

Total Assets	$354,200	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$1,932	$13,412
Accounts payable	54,663	56,148
Accounts payable to and advances received from related party	—	20,273
Accrued salaries and benefits	4,724	4,496
Deferred membership income	4,894	4,173
Income taxes payable	1,396	747
Deferred tax liabilities	743	592
Other accrued expenses	13,963	15,972
Long-term debt, current portion	8,727	16,503

Total current liabilities	91,042	132,316
Deferred rent	1,593	1,260
Accrued closure costs, net of current portion	3,634	3,932
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	37,856	82,138

Total liabilities	134,125	244,646

Minority interest	2,717	3,483
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock–20,000 shares designated, 0 and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock–30,000 shares designated, 0 and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 25,814,689 and 7,775,655 shares issued, respectively; and 25,380,264 and 7,339,810 shares outstanding (net of treasury shares), respectively	3	1
Additional paid-in capital	338,882	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(33)
Deferred compensation	(1,247)	(1,932)
Accumulated other comprehensive loss	(16,790)	(18,314)
Accumulated deficit	(97,407)	(57,902)
Less: treasury stock at cost; 434,425 and 435,845 shares, respectively	(9,433)	(9,464)

Total stockholders’ equity	217,358	127,879

Total Liabilities and Stockholders’ Equity	$354,200	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Revenues:
Sales:
Net warehouse club	$165,902	$142,170	$497,390	$447,379
Export	23	169	394	978
Membership income	2,647	2,232	7,533	6,512
Other income	998	1,423	3,669	4,671

Total revenues	169,570	145,994	508,986	459,540

Operating expenses:
Cost of goods sold:
Net warehouse club	142,808	122,521	426,370	386,994
Export	35	167	396	998
Selling, general and administrative:
Warehouse club operations	21,387	19,831	62,326	60,478
General and administrative	6,162	5,490	17,549	16,510
Preopening expenses	40	322	42	488
Asset impairment and closure costs	8,190	3,684	8,768	5,416

Total operating expenses	178,622	152,015	515,451	470,884

Operating loss	(9,052)	(6,021)	(6,465)	(11,344)

Other income (expense):
Interest income	474	581	1,766	1,849
Interest expense	(1,313)	(2,702)	(6,411)	(8,398)
Other expense, net	(185)	(25)	(427)	(117)
Income from related party	—	500	—	500

Total other expense	(1,024)	(1,646)	(5,072)	(6,166)

Loss before provision for income taxes, losses of unconsolidated affiliate and minority interest	(10,076)	(7,667)	(11,537)	(17,510)
Provision for income taxes	(3,020)	(991)	(4,041)	(1,180)
Losses of unconsolidated affiliate	(617)	(565)	(3,034)	(1,346)
Minority interest	568	2,601	402	3,610

Net loss	(13,145)	(6,622)	(18,210)	(16,426)
Preferred dividends	—	(840)	(648)	(2,520)
Deemed dividend on conversion of preferred stock	—	—	(20,647)	—

Net loss attributable to common stockholders	$(13,145)	$(7,462)	$(39,505)	$(18,946)

Loss per share—common stockholders:
Basic	$(0.53)	$(1.01)	$(2.15)	$(2.61)
Diluted	$(0.53)	$(1.01)	$(2.15)	$(2.61)

Shares used in per share computation:
Basic	24,850	7,362	18,409	7,268
Diluted	24,850	7,362	18,409	7,268

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

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2005

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Preferred Stock – Series A & Series B		Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	$41,889	7,776	$1	$170,255	$3,379	$(33)	$(1,932)	$(18,314)	$(57,902)	436	$(9,464)	$127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Deemed dividend on conversion of preferred stock	—	—	—	—	20,647	—	—	—	—	(20,647)	—	—	—
Financial Program, conversion to common stock	(42)	(41,889)	10,185	1	91,780	—	—	—	—	—	—	—	49,892
Common stock issued in connection with the rights offering	—	—	6,828	1	47,794	—	—	—	—	—	—	—	47,795
Exercise of warrants	—	—	200	—	1,808	—	—	—	—	—	—	—	1,808
Shares issued for Guatemala minority interest purchase	—	—	825	—	5,495	—	—	—	—	—	—	—	5,495
Contributed capital from significant stockholders for Guatemala minority interest purchase	—	—	—	—	1,105	—	—	—	—	—	—	—	1,105
Exercise of stock options	—	—	1	—	(15)	—	—	—	—	—	(2)	31	16
Mark to market of employee restricted stock	—	—	—	—	—	—	4	—	—	—	—	—	4
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	698	—	—	—	—	698
Net loss	—	—	—	—	—	—	—	—	—	(18,210)	—	—	(18,210)
Translation adjustment	—	—	—	—	—	—	—	—	1,524	—	—	—	1,524

Comprehensive Loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,686)

Balance at May 31, 2005	—	$—	25,815	$3	$338,882	$3,379	$(29)	$(1,247)	$(16,790)	$(97,407)	434	$(9,433)	$217,358

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

Basis of Presentation—The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $97.4 million as of May 31, 2005. For the nine months ended May 31, 2005, the Company had a net loss attributable to common stockholders of $39.5 million and generated cash in operating activities of only $1.2 million. At May 31, 2005, the Company was not in compliance with a maintenance covenant related to one long-term debt arrangement. The Company has obtained all necessary waivers for covenant violations as of August 31, 2004, and the waiver as of May 31, 2005. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program, as described in Note 6—Financial Program. Management believes that its existing working capital, together with the Financial Program, is sufficient to fund its operations through at least August 31, 2006.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net loss attributable to common stockholders, as reported	$(13,145)	$(7,462)	$(39,505)	$(18,946)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	153	180	698	479
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(683)	(1,832)	(1,988)

Pro forma net loss attributable to common stockholders	$(13,523)	$(7,965)	$(40,639)	$(20,455)

Loss per share:
Basic—as reported	$(0.53)	$(1.01)	$(2.15)	$(2.61)
Basic—pro forma	$(0.54)	$(1.08)	$(2.21)	$(2.81)
Diluted—as reported	$(0.53)	$(1.01)	$(2.15)	$(2.61)
Diluted—pro forma	$(0.54)	$(1.08)	$(2.21)	$(2.81)

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

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 153 will have on its consolidated financial position, results of operations and cash flows.

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

NOTE 4—LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Loss attributable to common stockholders	$(13,145)	$(7,462)	$(39,505)	$(18,946)
Determination of shares:
Average common shares outstanding	24,850	7,362	18,409	7,268
Assumed conversion of:
Stock options (1)	—	—	—	—
Preferred stock (2)	—	—	—	—
Warrants (3)	—	—	—	—
Rights (4)	—	—	—	—

Diluted average common shares outstanding	24,850	7,362	18,409	7,268

Net loss attributable to common stockholders:
Basic loss per share	$(0.53)	$(1.01)	$(2.15)	$(2.61)
Diluted loss per share	$(0.53)	$(1.01)	$(2.15)	$(2.61)

(1)	Stock options representing 58,042, 11,247, 79,482 and 14,893 shares were excluded, due to their anti-dilutive effects for the three months ended May 31, 2005 and 2004 and the nine months ended May 31, 2005 and 2004, respectively.

(2)	The preferred stock was converted to common stock in the first quarter of fiscal year 2005, as part of the Financial Program. As of May 31, 2004, the preferred stock outstanding was convertible into 1,751,155 shares of common stock.

(3)	A warrant for the issuance of 200,000 shares of common stock was outstanding as of May 31, 2005, at an exercise price of $7 per share. These shares were excluded due to their anti-dilutive effects.

(4)	As of May 31, 2005, there were 6,149,817 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,224,726 shares of common stock.

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

NOTE 11—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America, the Caribbean and Asia as of May 31, 2005 (see Note 1). The Company operates in four segments based on geographic area and measures performance based on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Asian Operations	Total
Nine Months Ended May 31, 2005
Total revenue	$436	$283,120	$176,424	$49,006	$508,986
Operating income (loss)	(3,124)	4,860	(6,582)	(1,619)	(6,465)
Depreciation and amortization	446	4,191	2,686	1,688	9,011
Identifiable assets	56,099	161,248	88,616	48,237	354,200

Nine Months Ended May 31, 2004
Total revenue	$2,273	$264,253	$143,796	$49,218	$459,540
Operating income (loss)	(3,396)	4,537	(4,787)	(7,698)	(11,344)
Depreciation and amortization	632	4,940	3,644	1,644	10,860
Identifiable assets	65,597	146,936	91,840	50,840	355,213

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$65,509	$609,700
Operating income (loss)	(4,020)	4,282	(6,967)	(9,524)	(16,229)
Depreciation and amortization	1,007	6,457	4,834	2,137	14,435
Identifiable assets	91,876	147,259	92,470	44,403	376,008

ITEM 6.    EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws.

3.5(4)	Amendment to Amended and Restated Bylaws.

10.1(5)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.2(6)	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.3(6)	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.4(6)	Sixth Amendment to Employment Agreement between the Company and Edward Oats, dated March 9, 2005.

10.5(6)	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.6(6)	Stipulation of Settlement dated May 12, 2005.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 22, 2005.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on July 15, 2005.

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