Form 10-K
period 2005-08-31
PRICESMART INC
filed 2005-11-29
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 28, 2005 was $70,573,447, based on the last reported sale of $7.85 per share on February 28, 2005.

As of November 18, 2005, a total of 25,768,996 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2005 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 2006 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED AUGUST 31, 2005

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

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2005 and August 31, 2004, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2005)	Number of Warehouse Clubs in Operation (as of August 31, 2004)	Ownership (as of August 31, 2005)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated
Philippines	—	4	—	Consolidated	(1)
Guam	—	—	100%	Consolidated	(1)

Totals	22	26

Mexico	—	3	50%	Equity

Grand Totals	22	29

(1)	Entity is treated as discontinued operations in the consolidated financial statements.

During fiscal 2005, the Company disposed of its interest in PSMT Philippines, Inc., formerly the Company’s Philippine subsidiary, resulting in the reduction of four consolidated warehouse clubs. The sale was completed August 12, 2005. During fiscal 2004, the Company opened a new membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. At the end of fiscal 2005, the total number of consolidated warehouse clubs in operation was 22, operating in 11 countries and one U.S. territory in comparison to 26 warehouse clubs operating in 12 countries and one U.S. territory at the end of fiscal 2004, and 26 consolidated warehouse clubs operating in 12 countries and two U.S. territories at the end of fiscal 2003. The average life of the 22 warehouse clubs in operation as of August 31, 2005 was 59 months. The average life of the 26 warehouse clubs in operation as of August 31, 2004 was 47 months. The Company opened a fourth warehouse club in Costa Rica on November 18, 2005.

During the third quarter of fiscal year 2005, the Company acquired the minority interest in its PriceSmart Guatemala subsidiary, which previously had been 66% owned by the Company.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. In September 2005, the joint venture sold two of the three locations, consisting of land and buildings. One location remains unsold although efforts are underway to sell it as well. The fixtures and equipment are also being sold. As of the end of fiscal 2005, PriceSmart had acquired approximately $1.5 million of the fixtures and equipment for use in the Company’s other warehouse clubs.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people from which the Company earns a royalty fee. During the second quarter of fiscal 2005, the Company terminated the license agreement with its China licensee, under which the China licensee previously operated 11 warehouse clubs. The Company did not record any licensing revenue under the China license agreement in fiscal 2005.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name “PriceSmart.” The warehouse clubs sell basic consumer goods to individuals and businesses, typically comprised of approximately 45% U.S.-sourced merchandise and approximately 55% locally sourced merchandise, with an emphasis on quality and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins. The typical no-frills warehouse club-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, photo centers, pharmacy and optical departments. The shopping format generally includes an annual membership fee of approximately $25.

The Company operates its business through subsidiary companies established in each of the countries in which it operates warehouse clubs. These subsidiary companies were generally joint ventures, when initially created, whose majority stockholder was the Company and whose minority stockholders were local business people. The Company entered into licensing and technology transfer agreements with the newly created joint venture company pursuant to which the Company provides its know-how package, which includes training and management support, as well as access to the Company’s computer software systems and distribution channels. The license also includes the right to use the “PriceSmart” mark and certain other trademarks. Over time the Company has purchased the minority interest of many of the minority stockholders and is now the 100% owner in 8 of the 12 consolidating countries. In November 2005, the Company reached agreement with two of the three the minority shareholders of its Jamaica subsidiary to purchase their interests in that subsidiary.

Business Strategy

PriceSmart’s mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company delivers quality imported U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies, resulting in price reductions and improved value to our members.

Membership Policy

PriceSmart believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue. PriceSmart has two types of members: Business and Diamond (individual).

Business owners and managers qualify for Business membership. PriceSmart promotes Business membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business members pay an annual membership fee which approximates $25 for a primary and spouse membership card and approximately $12 for additional add-on membership cards. Diamond (individual) members pay an annual membership fee which approximates $25 and an approximate fee of $12 for an add-on membership card.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred membership income is presented separately on the balance sheet and totaled $4.8 million and $3.8 million as of August 31, 2005 and 2004, respectively. PriceSmart’s membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company’s historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

In the past, the Company has rapidly expanded into new countries and markets as part of its strategy to gain volume buying benefits and to move quickly into underserved areas. The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing portfolio provides the opportunity for improved sales and profitability. However, the Company continues to identify and evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company opened its fourth warehouse club in Costa Rica in November 2005.

Warehouse Club Closings and Asset Impairment

During fiscal 2003, the Company closed three warehouse clubs, one each in Dominican Republic, the Philippines and Guatemala. The Company also closed its warehouse club in Guam on December 24, 2003 and its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. The decision to close the Commerce, California distribution center was a result of a shift in distribution strategy which included the opening of a distribution center in Colon, Panama.

During fiscal year 2003, the Company recorded asset impairment and closure costs of $7.1 million related to the closed warehouse clubs in Guatemala ($5.6 million) and the Dominican Republic ($0.7 million), and an asset impairment charge related to the operating club in the U.S. Virgin Islands ($0.8 million). Asset impairment and closure costs associated with the Company’s Philippines and Guam locations in fiscal 2003 and subsequent years are reflected in discontinued operations.

During fiscal 2004, the Company recorded approximately $1.2 million of additional closure costs related to the two closed warehouse clubs (one in Guatemala and one in the Dominican Republic) and the closed distribution center.

During fiscal 2005, the Company recorded $11.4 million in asset impairment and closure costs related to the closed warehouse clubs in Guatemala and Dominican Republic, and an impairment charge for the U.S. Virgin Islands warehouse club operation.

As of August 31, 2005, the Company had signed sub-lease agreements with sub-tenants for the closed warehouse clubs in Guam and Guatemala, and is currently marketing the closed warehouse location on the east side of Santo Domingo, Dominican Republic for an amount that the Company believes is consistent with the carrying value of the asset. The closed warehouse club location in the, Philippines was disposed of as part of the Company’s interest in PSMT Philippines, Inc. being transferred to the minority stockholder.

Discontinued Operations

With the disposition of the Company’s interest in PSMT Philippines, Inc. this entity, as well as the Company’s Guam operation, qualify for treatment as “discontinued operations” in the Company’s financial statements. The prior periods have been reclassified for comparative purposes.

International Licensee Business

The Company had one warehouse club in operation licensed to and operated by local business people at the end of fiscal 2005, through which the Company had received fees in connection with certain licensing and technology transfer agreements and sales of products purchased from the Company. The licensee no longer uses the Company’s information systems for which it paid a fee, but it still purchases products from the Company pursuant to the licensing agreement. In fiscal year 2005, the licensee purchased $211,000 in merchandise from the Company.

During the second fiscal quarter of 2004, representatives of the Company and its former China licensee held discussions with regards to payments to be made by the licensee to the Company under the PRC Technology License Agreement (Amended) entered into in February 2001. In this regard, the licensee had failed to satisfy certain of these payment obligations, asked the Company to relieve it from some of the payment obligations and sought related modifications to the parties’ relationship. During the pendency of the parties’ discussions, the Company agreed to a temporary moratorium on certain payment obligations. In October 2004, the Company concluded that, in view of the lack of substantive progress arising from the parties’ discussions, it should proceed with sending a notice of default relating to the licensee’s non-payment. Accordingly, on October 7, 2004, the Company issued a notice of default to the licensee, demanding the payment of $1,403,845 within 30 days for previously unbilled license fees and interest. On December 10, 2004 the Company terminated the PRC Technology License Agreement (Amended), as well as the PRC Trademark License Agreement which also has been entered into by the Company and the licensee. As a result of the above, the Company has fully reserved the outstanding receivable by recording a bad debt expense of $0.6 million and has not recorded revenue from this license relationship since the third quarter of fiscal 2004.

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

There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names, domain names, sales techniques or other intellectual property matters. In the event of litigation to determine the validity of any third-party’s claims, such litigation could result in significant expense to the Company and divert the efforts of the Company’s management, whether or not such litigation is concluded in favor of the Company.

While the Company has registered under various classifications the mark “PriceSmart” in several countries, certain registration applications remain pending; because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the marks.

In August 1999, the Company and Associated Wholesale Grocers, Inc. (“AWG”) entered into an agreement regarding the trademark “PriceSmart” and related marks containing the name “PriceSmart.” The Company agreed not to use the “PriceSmart” mark or any related marks containing the name “PriceSmart” in connection with the sale or offer for sale of any goods or services within AWG’s territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. The Company, however, may use the mark “PriceSmart” or any mark containing the name “PriceSmart” on the internet or any other global computer network whether within or outside such territory, and in any national advertising campaign that cannot reasonably exclude the territory, and the Company may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by the Company for registration of the mark “PriceSmart” or related marks containing the name “PriceSmart,” and AWG has further agreed not to bring any action for trademark infringement against the Company based upon the Company’s use outside the territory (or with respect to the permitted uses inside the territory) of the mark “PriceSmart” or related marks containing the name “PriceSmart.”

Employees

As of August 31, 2005, the Company and its consolidated subsidiaries had a total of 2,961 employees. Approximately 94% of the Company’s employees were employed outside of the United States.

Seasonality

Historically, the Company’s merchandising businesses have experienced holiday retail seasonality in their markets. In addition to seasonal fluctuations, the Company’s operating results fluctuate quarter-to-quarter as a result of economic and political events in markets served by the Company, the timing of holidays, weather, the timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more or less expensive in local currencies and therefore more or less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that the Company’s future results will be consistent with past results or the projections of securities analysts.

Factors That May Affect Future Performance

The Company had substantial net losses in fiscal years 2003, 2004 and 2005, and may continue to incur losses in future periods. The Company incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $7.1 million, approximately $33.3 million in fiscal 2004, including asset impairment and closing charges of approximately $1.2 million and approximately $63.6 million in fiscal 2005 including asset impairment and closing charges of $11.4 million. The Company is seeking ways to improve sales, margins, expense controls and inventory management in an effort to return to profitability. However, if these efforts fail to adequately reduce costs, or if the Company’s sales are less than it projects, the Company may continue to incur losses in future periods.

If the Company fails to comply with the covenants governing its indebtedness, the lenders may elect to accelerate the Company’s indebtedness and foreclose on the collateral pledged to secure the indebtedness. Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties in order to incur additional indebtedness, the Company must comply with specified financial covenants, which include current ratio, debt service and leverage ratios. During fiscal year 2005, the Company paid off those loans that had financial maintenance covenants and as of August 31, 2005, the Company was in compliance with its debt covenants.

Additionally, most of the Company’s vendors extend trade credit to the Company and allow payment for products following delivery. If these vendors extend less credit to the Company or require pre-payment for products, the Company’s cash requirements and financing needs may increase. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

The Company’s financial performance is dependent on international operations, which exposes it to various risks. The Company’s international operations account for nearly all of the Company’s total sales. The Company’s financial performance is subject to risks inherent in operating and expanding the Company’s international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in certain foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of the Company’s joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company’s business. As of August 31, 2005, the Company had in operation 22 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama; three in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of the Company’s business will depend to a significant degree on the Company’s ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company’s existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company’s inventory distribution channels and systems and may require additional facilities in order to support the Company’s operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company’s internal systems or procedures as required could have a material adverse effect on the Company’s business, financial condition and results of operations.

Although the Company has taken and continues to take steps to improve significantly its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified. Subsequent to the completion of its audit of, and the issuance of an unqualified report on the Company’s financial statements for the year ended August 31, 2003, Ernst & Young LLP issued the Company a management letter identifying deficiencies that existed in the design or operation of the Company’s internal controls that it considered to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies reported by Ernst & Young LLP indicated that the Company’s internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and the Company’s internal controls failed to identify that the Company’s former Philippines and Guam businesses failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by the Company and brought to the attention of Ernst & Young LLP and the Audit Committee of the Company’s Board of Directors.

The Company has taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in the Company’s internal controls identified by the Company and by Ernst & Young LLP, and the Company may have additional material weaknesses or significant deficiencies in its internal controls that neither Ernst & Young LLP nor the Company’s management has yet identified. The Company identified control weaknesses in the accounts payable account reconciliation process for its former Philippines subsidiary in connection with an internal audit conducted as part of the Company’s ongoing project to achieve compliance with Section 404 of the Sarbanes-Oxley Act. The Company’s ownership interest in the Philippines subsidiary was sold in August 2005. Although management’s assessment is that these control weaknesses did not rise to the level of a material weakness, these or other deficiencies in the Company’s internal controls could adversely affect the Company’s ability to prevent or detect a material misstatement of its annual or interim consolidated financial statements. Further, despite its efforts to improve its internal control structure, the Company may not be entirely successful in remedying internal control deficiencies that were previously identified. Any failure to timely remediate control gaps discovered in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise could harm the Company’s operating results and cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

The Company faces significant competition. The Company’s international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which the Company operates or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the Company’s ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. For example, the business of the PriceSmart warehouse clubs in Mexico (which closed in February 2005) was negatively impacted by the opening of U.S. based membership warehouse clubs, contributing to the closure of the Mexico PriceSmart warehouse club operations.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs import approximately 45% of the merchandise that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company’s warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of the Company’s warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of August 31, 2005, Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 54.3% of the Company’s common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2005, the Company had a total of 22 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 15 of which operate under currencies other than the U.S. dollar. For fiscal 2005, approximately 77% of the Company’s net warehouse club sales were in foreign currencies. Also, as of August 31, 2005, the Company had three closed warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations, for fiscal 2005, 2004 and 2003 were approximately $551,000, $(1.0) million and $(168,000), respectively.

The Company faces the risk of exposure to product liability claims, a product recall and adverse publicity. The Company markets and distributes products, including meat, dairy and other food products, from third-party suppliers, which exposes the Company to the risk of product liability claims, a product recall and adverse publicity. For example, the Company may inadvertently redistribute food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. The Company generally seeks contractual indemnification and insurance coverage from its major suppliers. However, if the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on the Company’s ability to successfully market its products and on the Company’s business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the Company’s products caused illness or injury could have a material adverse effect on the Company’s reputation with existing and potential customers and on the Company’s business, financial condition and results of operations.

Potential future impairments under SFAS 144 could adversely affect the Company’s future results of operations and financial position. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. For example, the Company was required to take an impairment charge pursuant to SFAS 144 of $10.4 million in fiscal 2005 for its U.S. Virgin Island warehouse club operation and for closed warehouse club operations in Guatemala and Dominican Republic, as well as $1.1 million and $3.1 million related to the write down of the Company’s interest in its Mexico joint venture in fiscal 2005 and 2004, respectively. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” could adversely affect the Company’s future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2005, the Company had goodwill of approximately $29.6 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2005 and August 31, 2004, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company’s net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company is currently preparing for, and incurring significant expenses related to compliance with Section 404. The Company incurred expenses of approximately $1.5 million in fiscal 2005 associated with such preparation. The Company has determined that, as a result of the announcement made by the SEC on March 2, 2005, it will have an additional year, until fiscal 2006, to comply with Section 404 of the Sarbanes-Oxley Act. However, the Company and its advisors may not have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that the Company will be able to effectively meet all of the requirements of Section 404 as currently known to the Company in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

Item 2. Properties

Warehouse Club Properties. The Company, through its majority or wholly owned ventures and an equity joint venture, owns and/or leases properties in each country or territory in which it operates warehouse clubs. All buildings, both owned and leased, are constructed by independent contractors. The following is a summary of warehouse club locations currently owned and/or leased by country or territory:

Country / Territory	Date Opened	Date Closed	Ownership / Lease
CENTRAL AMERICA
Panama:
Los Pueblos	October 25, 1996		Own land and building
Via Brazil	December 4, 1997		Lease land and building
El Dorado	November 11, 1999		Lease land and building(5)
David	June 15, 2000		Own land and building
Guatemala:
Mira Flores	April 8, 1999		Lease land and building
Guatemala City	August 24, 2000	August 15, 2003	Lease land and building(3)
Pradera	May 29, 2001		Lease land and building
Costa Rica:
Zapote	June 25, 1999		Own land and building
Escazu	May 12, 2000		Own land and building
Heredia	June 30, 2000		Own land and building
Llorente	November 18, 2005		Own land and building
El Salvador:
Santa Elena	August 26, 1999		Own land and building
San Salvador	April 13, 2000		Own land and building
Honduras:
San Pedro Sula	September 29, 1999		Own land and building
Tegucigalpa	May 31, 2000		Lease land and building
Nicaragua:
Managua	July 25, 2003		Own land and building

CARIBBEAN
Dominican Republic:
Santo Domingo	December 10, 1999		Own land and building
Santiago	December 14, 1999		Own land and building
East Santo Domingo	October 12, 2000	June 15, 2003	Own land and building
Aruba:
Oranjestad	March 23, 2001		Lease land and building
Barbados:
Bridgetown	August 31, 2001		Lease land and building
Trinidad:
Chaguanas	August 4, 2000		Own land and building
Port of Spain	December 5, 2001		Lease land(1)
U.S. Virgin Islands:
St. Thomas	May 4, 2001		Lease land(1)
Jamaica:
Kingston	March 28, 2003		Own land and building

DISCONTINUED OPERATIONS
Guam:
Barrigada	March 8, 2002	December 24, 2003	Lease land and building(3)

Country / Territory	Date Opened	Date Closed	Ownership / Lease
UNCONSOLIDATED AFFILIATE
Mexico:
Irapuato	November 14, 2002	February 28, 2005	Own land and building(2)(4)
Celaya	November 16, 2002	February 28, 2005	Own land and building(2)(4)
Queretaro	March 1, 2003	February 28, 2005	Own land and building(2)

(1)	The Company constructed, at its expense, the building on land that it leases.
(2)	Warehouse clubs are operated through a 50/50 joint venture which is accounted for under the equity method.
(3)	The land and buildings for these closed locations have been subleased to third-parties.
(4)	Land and building sold in September 2005.
(5)	Land and building purchased in November 2005.

Corporate Headquarters. The Company maintains its headquarters at 9740 Scranton Road, San Diego, California 92121-1745. The Company leases approximately 35,000 square feet of office space at a rate $47,115 per month, with a 2% annual increase. The current term expires on March 31, 2011. The Company also leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $39,238 per month that expires on December 31, 2006. The second is a 24,700 square foot facility leased at a rate of $29,601 per month that expires on February 28, 2006. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

Environmental Matters. The Company agreed to indemnify Price Enterprises, Inc. (“PEI”) for all of PEI’s liabilities (including obligations to indemnify Costco, Inc. (“Costco”) with respect to environmental liabilities) arising out of PEI’s prior ownership of properties the Company previously held for sale and the real properties transferred by Costco to PEI (the “Properties”) that PEI sold prior to the special dividend of the Company’s common stock by PEI on August 29, 1997 (“Distribution”). The Company’s ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. As discussed below, certain properties are located in areas of current or former industrial activity, where environmental contamination may have occurred.

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

Silver City: The Silver City, New Mexico site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited. On March 20, 1996, PEI sold the Silver City site and retained responsibility for certain environmental matters. The Company is continuing to remediate the soil and groundwater at this property under supervision of local authorities.

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

Securities Class Action Lawsuits

On November 17, 2003, the first in a series of seven federal securities fraud class action lawsuits were filed in the United States District Court for the Southern District of California against the Company and certain of its former and present officers and directors which were consolidated as In re PriceSmart, Inc. Securities Litigation, Lead Case No. 03cv02260L (LSP). Six of the complaints asserted claims against (1) the Company, (2) its former President and Chief Executive Officer Gilbert Partida, and (3) its former Chief Financial Officer Allan C. Youngberg. On behalf of a proposed class of persons who purchased the Company’s common stock between December 20, 2001 and November 7, 2003, plaintiffs asserted claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, based on the allegation that defendants made material misstatements and omissions in connection with the financial statements that were the subject of a financial restatement. Plaintiffs sought damages on behalf of the proposed class.

The seventh federal securities fraud complaint, Performance Capital L.P. v. PriceSmart, Inc., Case No. 03cv02561 JAH (S.D. Cal), was filed by investors who purchased the Company’s Series A Preferred Stock in January 2002, as well as on behalf of a class of common stock purchasers, and added a breach of fiduciary duty claim against every then-current member of the Company’s current Board of Directors, as well as a claim under Section 12(a)(2) and Section 15 of the Securities Act of 1933 relating to plaintiffs’ purchase of Series A Preferred Stock. The Company refers to this litigation as the Performance Capital lawsuit. Plaintiffs sought damages on behalf of the proposed class as well as rescission of their contracts with the Company regarding the Series A Preferred Stock.

All of the federal securities actions were consolidated before The Honorable John Houston in an order dated September 9, 2004, which also appointed a lead plaintiff on behalf of the proposed class of common stock purchasers. The lead plaintiff filed a consolidated complaint on November 29, 2004, with an expanded proposed class period of November 1, 2001 to December 16, 2003.

Defendants and the plaintiffs who brought the Performance Capital lawsuit entered into a settlement which was approved by Judge Houston on November 8, 2004 and judgment was entered. Pursuant to the settlement, the Performance Capital lawsuit has been dismissed and the Court entered an order releasing claims that were or could have been brought by certain purchasers and holders of the Company’s Series A Preferred Stock, which the Company refers to as the Series A Preferred Sub-Class, arising out of or relating to the purchase or ownership of the Company’s Series A Preferred Stock. As a term of the settlement, members of the Series A Preferred Sub-Class were offered the opportunity to exchange their Series A Preferred Stock for shares of the Company’s common stock at a conversion price of $10.00 per share, and all members of the Series A Preferred Sub-Class accepted this offer. The Company paid attorney’s fees and costs to counsel for the Performance Capital plaintiffs in the amount of $325,000, which was covered by the Company’s insurance carrier.

Defendants and the parties to the remaining class action lawsuits entered into a settlement which was approved by Judge Houston on August 18, 2005, and judgment was entered. Under the settlement, in exchange for a full release of all claims plaintiffs received $2,350,000 (of which the Company’s directors and officers insurance carrier paid 80% and the Company paid 20%, as the Company and the carrier agreed that effective as of March 1, 2005 the Company satisfied the $1,000,000 retention on its insurance policy).

The United States Securities and Exchange Commission (SEC) issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding the Company’s restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

Litigation with Philippines Minority Shareholders

On December 23, 2004, the Company filed in the San Diego Superior Court a complaint against William Go (a principal of one of the Company’s two former minority shareholders in the Philippines, which together had comprised a 48% ownership interest in the company’s former Philippine subsidiary (PSMT Philippines, Inc.)) and two companies affiliated with William Go, seeking to recover principal and interest due and owing to the Company of at least $781,000 and related relief. Additionally, on December 29, 2004, William Go and the E-Class Corporation (which then owned 38% of PSMT Philippines, Inc.) filed with the trial court in Pasig City, Manila, a complaint against those directors of PSMT Philippines, Inc. who were appointees of the Company. The complaint filed by Go and E-Class asserted that the Company inappropriately transferred funds of PSMT Philippines, Inc. to the Company or otherwise inappropriately charged expenses to PSMT Philippines, Inc. The Go/E-Class complaint sought an accounting and damages, as well as a temporary restraining order and/or preliminary injunction, and the appointment of a receiver/management committee. In addition, Go filed a complaint/affidavit seeking the initiation of criminal proceedings against those directors of PSMT Philippines, Inc. who were appointees of the Company, and an additional complaint/affidavit seeking the initiation of additional criminal proceedings against one such director who was also the senior manager of the warehouse clubs in Manila.

On August 5, 2005 the Company entered into an agreement to resolve all outstanding litigation between the Company and E-Class as well as Go and his affiliates. Under the terms of the agreement, the Company has transferred its shares in PSMT Philippines to Go in exchange for dismissal of all pending litigation in the Philippines and the San Diego Superior Court, a mutual release of all claims, and agreements by E-Class and Go to indemnify the Company and its officers, directors, stockholders and agents from any and all claims arising out of the following: (i) five ground leases under which PSMT Philippines is a tenant; (ii) approximately $6 million of debt borrowed by PSMT Philippines and guaranteed by the Company; (iii) any and all lawsuits against PSMT Philippines; (iv) any taxes, duties or VAT owed under Philippine law with respect to merchandise previously shipped, imported or cleared by Go, his affiliates or PSMT Philippines; (v) liabilities to PSMT Philippines employees for compensation, benefits and retirement benefits, including any severance obligations; (vi) any membership refunds or other liability to members in the event the membership concept is terminated or the business is closed; (vii) any claims made against the Company or its officers, directors, stockholders or agents by Go affiliates; and (viii) Go’s, E-Class’ or PSMT Philippines’ reinstitution or pursuit of the litigation and claims released pursuant to the agreement. E-Class and Go also agreed to become directly liable for $9.5 million of debt currently owed by PSMT Philippines to the Company and to accept the business of PSMT Philippines and the Company’s shares in PSMT Philippines on an “as-is” basis. Further, the Company has released PSMT Philippines from its obligations with respect to amounts owed to the Company by PSMT Philippines primarily related to past merchandise shipments and has agreed to indemnify PSMT Philippines and its officers, directors, stockholders and agents and to hold them harmless from any claims arising out of previously settled litigation between the Company and its prior Philippines licensee. The Company will have the right, but not the obligation, to continue to make available U.S. exports to PSMT Philippines on a COD basis and will provide information technology services for an agreed-upon period of time. The Company also will allow PSMT Philippines to use for one year the “PriceSmart” name at the four current warehouse clubs in Manila, subject to certain specified conditions.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2005.

The Company’s Annual Meeting of Stockholders is currently scheduled for 10:00 a.m. on January 24, 2006, at the Company’s headquarters, 9740 Scranton Road, San Diego, CA 92121. Matters to be voted on will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters

The information required by Item 5 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2005 under the heading “Market for Common Stock and Related Stockholder Matters.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2005 under the heading “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2005 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2005 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements

The information required by Item 8 is incorporated herein by reference to PriceSmart’s Annual Report for the fiscal year ended August 31, 2005 under the heading “Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company restated its interim financial statements for the periods ending November 30, 2004, February 28, 2005 and May 31, 2005 related to the application of EITF Topic D-42 to the exchange of common stock for outstanding shares of Series A and Series B preferred stock in the first quarter of fiscal year 2005. The transactions were described in detail in the Company’s Current Report on Form 8-K filed September 3, 2004, the October 5, 2004 definitive proxy statement for the Company’s October 29, 2004 special meeting of shareholders and the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

The restatement did not affect the Company’s reported revenue, operating income, net loss, assets, liabilities or stockholders equity.

As a specific result of the restatement noted above, Ernst & Young LLP has notified the Company that it will issue a letter to the Company’s management and Audit Committee indicating its assessment that a material weakness condition exists involving internal controls over financial reporting.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, and specifically in light of the material weakness noted above, its Interim Chief Executive Officer and Chief Financial Officer therefore were not able to conclude that disclosure controls and procedures were effective at a reasonable assurance level. Accordingly, in the event complex and non-standard Stockholder’s equity transactions of this nature occur in the future, additional steps will be taken by the Company to ensure a more comprehensive review of the relevant accounting standards which might apply under these circumstances.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting. The Company has incurred approximately $1.5 million in costs associated with the documentation of processes necessary to comply with Section 404 of the Sarbanes-Oxley Act. Management believes that the completion of the documentation and testing will have a positive effect on the controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Interim Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart’s web site at http://www.pricesmart.com/IR/Investors.htm. PriceSmart intends to disclose future amendments to, or waivers from, certain provision of its code of ethics within four business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 24, 2006 under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 24, 2006 under the headings “Information Regarding the Board,” “Executive Compensation and Other Information” and “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 24, 2006 under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 24, 2006 under the heading “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart’s definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 24, 2006 under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are included as part of this Annual Report on Form 10-K.

(1) Financial statements

Index to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(44)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amendment to Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

4.1(39)	Specimen of Common Stock certificate.

4.2(39)	Specimen transferable subscription rights certificate for holders of Common Stock.

4.3(39)	Instructions of Use of PriceSmart, Inc. Common Stock Right Certificates.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

Exhibit Number	Description
10.3(a)(5)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(40)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(42)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(17)**	Severance Agreement and Release of Claims dated March 31, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.7(b)(17)	Independent Contractor Agreement effective April 1, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.8(a)(18)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

Exhibit Number	Description
10.8(d)(15)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(43)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.9(21)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(22)**	Severance Agreement and Release of Claims dated September 4, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.10(b)(22)	Independent Contractor Agreement effective September 1, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.11(11)**	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.13(15)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.14(15)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.15(a)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.15(b)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.16(a)(15)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.16(b)(15)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.17(15)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.18(15)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

Exhibit Number	Description
10.19(23)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.21(8)**	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.22(8)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.24(a)(19)	Licensee Agreement – PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.24(b)(10)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.25(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.26(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.26(a)(37)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.26(b)(37)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.27(19)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.28(9)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.29(a)(16)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(42)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.30(a)(9)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(9)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

Exhibit Number	Description
10.30(e)(36)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(43)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.31(9)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.32(9)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.33(24)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.36(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.37(25)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.38(26)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.39(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.40(27)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.41(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent., Ltd.

10.42(28)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.43(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

Exhibit Number	Description
10.43(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(43)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.44(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(10)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(43)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.45(10)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

10.46(29)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.47(11)	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.47(a)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.47(b)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

10.48(30)	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

10.49(32)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines, Inc. dated July 1, 2003 for 66 million pesos.

10.50(32)	Credit Contract Warranted with Mortgage granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated May 20, 2003 for $3.0 million. (English translation)

10.51(32)	Credit Contract Guarantee with Mortgage and Bond granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated July 25, 2003 for $1.0 million. (English translation)

Exhibit Number	Description
10.52(38)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.53(38)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.54(a)(38)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.57(a)(36)	Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 6, 2004.

10.57(b)(36)	Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 20, 2004.

10.57(c)(12)	Second Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated June 1,2004.

10.57(d)(12)	Third Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated July 12, 2004.

10.57(e)(12)	Fourth Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated August 31, 2004.

10.58(a)(35)	Promissory Note between The Price Group, LLC and the Company dated February 23, 2004 for $10.0 million.

10.58(b)(34)	Amendment to Promissory Note dated July 21, 2004.

10.59(a)(35)	Purchase Order Financing Agreement by and between The Price Group, LLC and the Company dated February 9, 2004.

10.59(b)(34)	Amendment to Purchase Order Financing Agreement dated July 21, 2004.

10.60(33)	Common Stock Purchase Agreement by and Among PriceSmart, Inc. and the Investors Listed on Exhibit A Attached thereto, dated as of October 22, 2003.

10.61(12)	Loan Agreement by and between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.61(a)(12)	Promissory note between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.62(a)(35)	Put Option Agreement by and between the Company and the Sol and Helen Price Trust dated December 15, 2003.

10.62(b)(12)	Amendment to Put Option Agreement between the Company and the Sol and Helen Price Trust dated August 31, 2004.

10.63(33)	Loan Agreement between Banco Bilboa Vizcaya Argentaria (Panama), S.A. and PriceSmart Panama, S.A. dated March 31, 2003 for $3.0 million. (English Translation)

Exhibit Number	Description
10.64(33)	Loan Agreement between Citibank, NA Sucursal Guatemala and PriceSmart Guatemala, S.A. dated March 1, 2003 for 18,063,750 quetzales. (English translation)

10.65(40)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3 million.

10.66(41)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.67(41)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.68(43)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.69(43)	Stipulation of Settlement dated May 12, 2005.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2004.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.
(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(39)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.

(b) Financial Statement Schedules

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2003	$175	$844	$(393)	$626
Year ended August 31, 2004	626	396	(11)	1,011
Year ended August 31, 2005	1,011	1,473	(224)	2,260

SCH-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2005	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE Robert E. Price	Chairman of the Board and Interim Chief Executive Officer	November 29, 2005

/s/ MURRAY L. GALINSON Murray L. Galinson	Director	November 29, 2005

/s/ KATHERINE L. HENSLEY Katherine L. Hensley	Director	November 29, 2005

/s/ LEON C. JANKS Leon C. Janks	Director	November 29, 2005

/s/ LAWRENCE B. KRAUSE Lawrence B. Krause	Director	November 29, 2005

/s/ ANGEL LOSADA M. Angel Losada M.	Director	November 29, 2005

/s/ JACK MCGRORY Jack McGrory	Director	November 29, 2005

/s/ EDGAR A. ZURCHER Edgar A. Zurcher	Director	November 29, 2005

S-1