Form 10-Q
period 2005-11-30
PRICESMART INC
filed 2006-01-17
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 25,969,483 shares of its common stock, par value $.0001 per share, outstanding at December 31, 2005.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2005, the consolidated balance sheet as of August 31, 2005, the unaudited consolidated statements of operations for the three months ended November 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the three months ended November 30, 2005 and 2004, and the unaudited consolidated statements of stockholders’ equity for the three months ended November 30, 2005 are included elsewhere herein. Also included within are notes to the unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and like expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s SEC reports, including the risk factors referenced in this Form 10-Q. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2005 (fiscal 2006) and November 30, 2004 (fiscal 2005), and should be read in conjunction with the consolidated financial statements and the accompanying notes included within.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2005 and 2004, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2005)	Number of Warehouse Clubs in Operation (as of November 30, 2004)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	92.5%	Consolidated
Nicaragua	1	1	51%	Consolidated
Philippines	—	4	—	Consolidated	(1)
Guam	—	—	100%	Consolidated	(1)

Totals	23	26

Mexico	—	3	50%	Equity

Grand Totals	23	29

(1)	Country/territory is treated as discontinued operations in the consolidated financial statements.

During fiscal 2005, the Company disposed of its interest in PSMT Philippines, Inc., the Company’s former Philippine subsidiary, resulting in the reduction by four of the number of consolidated warehouse clubs. The sale was completed August 12, 2005. With the sale of the Company’s interest in PSMT Philippines, Inc., all associated financial information for it as well as the Company’s Guam operation qualify for treatment as “discontinued operations” in the Company’s financial statements. The prior periods have been reclassified for comparative purposes.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005. One location remains unsold and efforts are underway to sell it as well. The fixtures and equipment are also being sold. As of the end of November 2005, PriceSmart, Inc. had acquired approximately $1.9 million of the fixtures and equipment for use in the Company’s other warehouse clubs.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica. Also during the first quarter of fiscal 2006, the Company acquired an additional 25% interest in its PriceSmart Jamaica subsidiary, increasing its ownership to 92.5%. Subsequent to the end of the first quarter of fiscal 2006, the Company acquired the remaining minority interest in PriceSmart Jamaica, increasing the Company’s ownership to 100%.

At the end of November 2005, the total number of consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory in comparison to 26 consolidated warehouse clubs operating in 12 countries and one U.S. territory and the end of November 2004. The average age of the 23 warehouse clubs in operation as of November 30, 2005 was 63 months and was 50 months for the 26 warehouse clubs in operation as of November 30, 2004.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. During the second quarter of fiscal 2005, the Company terminated the license agreement with its China licensee, under which the China licensee previously operated 11 warehouse clubs. The Company did not record any licensing revenue under the China license agreement in fiscal 2005 or 2006.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

Net warehouse sales increased 20.8% to $166.5 million in the first quarter of fiscal 2006, from $137.8 million in the first quarter of fiscal 2005. The Company’s sales continue to be positively impacted by a generally strong economic environment in its markets. Sales growth was recorded in all of the Company’s markets during the period. The addition of the new warehouse club in Costa Rica had only a small effect (less than 1%) on the growth in sales as it was in operation for only 12 days within the period. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Three Months Ended November 30,
	2005		2004
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Central America	$100,564	60.4%	$85,363	61.9%	$15,201	17.8%
Caribbean	65,949	39.6%	52,438	38.1%	13,511	25.8%

	$166,513	100.0%	$137,801	100.0%	$28,712	20.8%

Same-warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 18.8% for the 13 weeks ending December 4, 2005 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 will not be used in the calculation of same-warehouse club sales until January 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the first fiscal quarter of 2006 compared to the same period in fiscal 2005.

	Three Months Ended November 30,
	2005	2004
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	29%	29%
Food (including dry and fresh foods)	44%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	10%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse sales less associated cost of goods sold) in the first quarter of fiscal 2006 increased $2.4 million to $24.0 million, or 14.4% of net warehouse sales, from $21.6 million, or 15.6% of net warehouse sales. The increase in warehouse gross profit margin dollars was due to higher sales partially offset by a $1.5 million negative impact associated with the effect of foreign currency exchange (98 basis points as a percent of sales). In the first quarter of fiscal 2005, the Company experienced a $785,100 net benefit to margin (positive 57 basis points) associated with foreign currency exchange resulting from the strengthening of the local currency against the U.S. dollar primarily in the Dominican Republic and Guatemala. In the current quarter, the Company recorded a net reduction in margin of $676,000 (negative 41 basis points) resulting from a weakening of the local currency against the dollar, primarily in Jamaica and the Dominican Republic.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.8% to $2.6 million, in the first quarter of fiscal 2006 compared to $2.2 million in the first quarter of fiscal 2005. In both periods membership income was 1.6% of warehouse sales. The increase in membership income reflects both a 16% increase in the number of membership accounts and a 3% increase in the average membership fee collected as compared to a year ago. Total membership accounts at the end of November 2005 were approximately 435,000, an increase of approximately 60,000 accounts compared to the end of November 2004. The Company experienced year over year membership growth in all of its markets. The membership renewal rate for the 12 months ending November 2005 was 85%.

There were no export sales in the current quarter compared to export sales of $233,000 in the first quarter of fiscal 2005, a period when the Company had sales to PSMT Mexico (which ceased operations in February 2005) and its licensee in Saipan, Micronesia.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first quarter of fiscal 2006 was $816,000 compared to $883,000 in the same period a year ago.

Warehouse club operating expenses increased 7.5% to $18.3 million, or 11.0% of net warehouse sales, in the first quarter of fiscal 2006 from $17.0 million, or 12.3% of net warehouse sales, in the first quarter of fiscal 2005. Of the $1.3 million increase in expenses, $599,000 was associated with higher payroll costs, primarily due to wage and benefit increases. Increased credit card fees of $243,000 were in line with the higher sales volume. In addition, the Company experienced higher utility costs ($106,000), repair and maintenance expense ($75,000), and tax and license fees in certain countries ($135,000). The addition of the fourth warehouse club for the 12 days within the quarter that it was operational was $94,000.

General and administrative expenses were $5.7 million, or 3.4% of net warehouse sales, in the first quarter of fiscal 2006 compared to $5.1 million, or 3.7% of net warehouse sales, in the first quarter of fiscal 2005. Of the $0.6 million increase, $307,000 related to increases in payroll and related costs associated with the Company’s corporate headquarters organization, including $67,000 in severance payments. Stock option related compensation expense in the quarter was $202,000 higher than the first quarter of fiscal 2005 primarily related to the Company’s adoption of FAS 123R.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. In the first quarter of fiscal 2006, the Company incurred $335,000 associated with the new Costa Rica warehouse club which opened on November 18, 2005. There were no pre-opening expenses incurred in the first quarter of fiscal 2005.

Closure costs for the first quarter of fiscal 2006 were $53,000, compared to $143,000 in the first quarter of fiscal 2005. The costs in both periods are associated with the closed warehouse locations in Guatemala and the Dominican Republic. The reduction in expense from the prior to current year is a result of the sublet of the Guatemala location. The Dominican Republic location is owned and is being marketed for sale or lease.

Operating income for the quarter was $3.1 million, or 1.9% of warehouse sales, compared to $2.4 million, or 1.7% of warehouse sales, in the first quarter of fiscal 2005.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $312,000 in the first quarter of fiscal 2006 compared to $459,000 in the first quarter of fiscal 2005. The decrease is due to the elimination of cash deposits that the Company maintained in the first quarter of fiscal 2005, which secured local currency denominated debt. The corresponding debt was retired.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $721,000 in the first quarter of fiscal 2006 from $2.4 million in the first quarter of fiscal 2005 resulting from a reduction in both short term and long term debt held by the Company.

Tax expense for the first quarter of fiscal 2006 was $1.3 million on pre-tax income of $2.7 million, representing a more normalized tax ratio as the company returns to profitability, as compared to the $0.7 million of tax expense on pre-tax income of $0.4 million in the same period of fiscal 2005.

Income (loss) of unconsolidated affiliate represents the Company’s 50% share of the income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V., which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. One location remains unsold and efforts are underway to sell it as well. The fixtures and equipment are also being sold. The proceeds from the sale of assets after all liabilities are satisfied will be distributed to the joint venture shareholders. During the first quarter of fiscal 2006, the Company recognized $36,000 of income as its proportionate share of the income generated by PSMT Mexico. In the first quarter of fiscal 2005, the operations of PSMT Mexico incurred losses, $454,000 of which was recognized by the Company as its proportionate share.

Minority interest relates to the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $44,000 and $52,000 for the first quarter of fiscal years 2006 and 2005, respectively. The Company acquired the 34% interest of the minority shareholder of the Company’s Guatemala subsidiary in the third quarter of fiscal 2005 and now records 100% of that subsidiary’s income or loss. During the first quarter of fiscal 2006, the Company increased its ownership interest in its Jamaica subsidiary by 25% by acquiring two of the three minority stockholders’ interests. As a result, the Company now records 92.5% of that subsidiary’s income or loss. Subsequent to the end of the first quarter of fiscal 2006, the Company acquired the remaining minority interest in its Jamaica subsidiary, increasing the Company’s ownership to 100%.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current quarter, the Company recognized income of $654,000 which includes $1.0 million associated with the reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan, from PSMT Philippines which was collected in December 2005. In addition, the Company recognized $50,000 in income associated with the closed Guam location, which is leased to a subtenant, net of expenses. The income recognized in the current quarter was reduced by the tax liability associated with that income (approximately 40%). In the same quarter of the prior year, discontinued operations was a loss of $1.1 million which included the consolidated income and expenses of PSMT Philippines $(892,000) as well as the costs in that period for the closed Guam location $(181,000).

There were no preferred dividends in the first quarter of fiscal 2006, and the Company does not currently have any preferred stock as a result of the exchange of common stock for the outstanding shares of preferred stock in the first quarter of fiscal 2005. In the first quarter of fiscal 2005, the Company recorded $648,000 associated with dividends on the

Company’s then outstanding preferred stock for the first quarter of fiscal 2005, which were accrued but not paid. Also in the first quarter of fiscal 2005, the Company recorded a $20.6 million non-cash charge to reflect the deemed dividend resulting from the exchange of common stock for the outstanding shares of Series A and Series B preferred stock in that quarter.

The increases of 15.4 million shares and 15.7 million shares, respectively, in the shares used in the basic and diluted per share computations are primarily due to the approximate 17.1 million shares issued thus far in conjunction with the Financial Program. As of November 30, 2004 approximately 3.0 million of these shares were included in the shares used calculation compared to 17.1 million as of November 30, 2005. Additionally the Company issued 825,000 shares in April 2005 for the purchase of the Guatemala minority interest, 138,620 shares in August 2005 for the purchase of land, 400,000 shares were issued pursuant to a warrant exercise and 168,539 shares were issued in October 2005.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements during the quarter were for the operating working capital needs of the Company, particularly those associated with the acquisition of merchandise in advance of the holiday shopping period. In addition, the Company completed the construction of the Company’s fourth warehouse club in Costa Rica, and acquired a 35,000 square meter commercial center in Panama City, Panama which includes the existing PriceSmart warehouse club along with additional commercial property.

The Company had $24.8 million in working capital (defined as current assets less current liabilities) as of November 30, 2005 compared to $25.2 million as of August 31, 2005. The reduction in working capital from the end of August 2005 was primarily a result of a net reduction of cash in the quarter attributable to investments in building and equipment associated with the new Costa Rica warehouse club ($2.8 million) and the acquisition of an additional 25% interest in PSMT Jamaica ($1.7 million), partially offset by increased merchandise inventory levels.

The Company had $24.3 million in consolidated cash and cash equivalents as of November 30, 2005 compared to $30.1 million in consolidated cash and cash equivalents as of August 31, 2005.

Net cash flows provided by operating activities were $268,000 in the first quarter of fiscal 2006, compared to net cash flows used of $7.9 million in the first quarter of fiscal 2005. The improvement in operating cash flows in the current quarter compared to the year ago period is primarily a result of a reduced investment required to build merchandise inventories to the proper level for the holiday period. The Company ended August 2005 with $65.7 million of merchandise inventory and ended November 2005 with $81.2 million of merchandise inventory. Of that $15.5 million increase, vendor credit (as measured by the change in accounts payable) financed $12.4 million of the increase, resulting in a net cash use of $3.0 million in the current quarter. By comparison, the Company ended August 2004 with $56.4 million of merchandise inventory and ended November 2004 with $76.8 million of merchandise inventory. Of that $20.5 million increase, vendor credit financed $11.7 million of the increase, resulting in a net cash use of $8.8 million. Generally speaking, the Company made inventory investments earlier this year as compared to last year, and benefited from improved cash efficiency as a result of more favorable vendor credit terms and improved inventory turns. In addition, operating cash use associated with discontinued operations was $262,000 in the first quarter of fiscal 2006 compared to a cash use of $2.6 million in the first quarter of fiscal 2005.

Net cash used in investing activities was $18.4 million and $5.2 million in the first quarters of fiscal 2006 and 2005, respectively. The increase in the use of cash in the current period resulted from the acquisition of a 35,000 square meter commercial center in Panama City, Panama, which includes the existing PriceSmart warehouse club along with additional commercial property, for $12.7 million (including closing fees), and $2.8 million in costs associated with the new warehouse club in Costa Rica. The Company used $1.7 million in the quarter to purchase an additional 25% interest in its Jamaica subsidiary. Discontinued operations cash use in the quarter was $168,000 and $210,000 for fiscal 2006 and fiscal 2005, respectively.

Financing activities provided a net $11.8 million in the first quarter of fiscal 2006 compared to a cash use of $9.1 million in the first quarter of fiscal 2005. This increase is primarily attributable to $12.5 million in long term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Interim Chief Executive Officer, as part of a lawsuit settlement. The Company made principal payments of $2.5 million in the period on its long term debt held by banks. In the first quarter of fiscal 2005, the Company converted $45.0 million in related-party obligations plus accrued interest to common stock; long term debt of $14.2 million was retired, which released $6.4 million in restricted cash that was being used as partial collateral for those loans; and $4.0 million was used for principal payments toward the various short and long term debt facilities of the Company. Discontinued operations used cash of $11.1 million in the first quarter of fiscal 2005 primarily due to a $10.2 million reduction in long-term debt in the Philippines.

Financing Activities

During the quarter the Company borrowed $12.5 million pursuant to a long term debt agreement with PS Ivanhoe, LLC, an entity managed by The Price Group, LLC and controlled by the Company’s interested directors or their affiliates. This $12.5 million loan is payable in two years with a monthly interest payment due of 8% per annum. There were no origination or set-up fees and no restrictions on early repayment of the debt. The loan was used to finance the acquisition of the property in Panama City, Panama, which includes the real estate upon which the Company’s El Dorado, Panama warehouse club is situated.

In addition, the Company received $1.5 million through the sale of 168,539 shares of common stock to the Sol and Helen Price Trust, associated with the settlement of a lawsuit.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2005, the Company, together with its majority or wholly owned subsidiaries, had $1.4 million outstanding in short-term borrowings. As of August 31, 2005, the Company, together with its majority or wholly owned subsidiaries had $1.6 million in short-term borrowings.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2005, letters of credit totaling $5.1 million were outstanding under this facility, leaving availability under this facility of $1.9 million.

As of November 30, 2005, the Company, together with its majority or wholly owned subsidiaries, had $38.3 million outstanding in long-term borrowings, including $12.5 million from PS Ivanhoe LLC, a related party. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the Company up to its respective ownership percentage, except for approximately $3.8 million as of November 30, 2005, which is secured by stand-by letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company has debt agreements, with an aggregate principal amount outstanding as of November 30, 2005 of $19.3 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of November 30, 2005, the Company satisfied these ratios.

As part of the Philippines divestiture agreement, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company has guaranteed 52% of approximately $5.2 million in outstanding loans, or $2.7 million. The guaranties on two of the loans, with outstanding balances of approximately $2.5 million as of November 30, 2005, remain in effect for the life of the loans but the third loan, with an outstanding balance as of November 30, 2005 of approximately $2.7 million, will lapse when the outstanding principal balance falls below $2.0 million. These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value of the guaranties provided by the Company of $152,000 was determined using an estimate of the cost to insure a loan with these attributes based on calculations derived from a government agency that provides insurance coverage for international export credit risk and is included in the liabilities of discontinued operations.

Contractual Obligations

As of November 30, 2005, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations(1)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(2)	$38,276	$5,417	$26,786	$4,433	$1,640
Operating leases(3)	122,219	6,920	13,113	13,374	88,812

Total	$160,495	$12,337	$39,899	$17,807	$90,452

(1)	Amounts exclude Philippine loan guarantees.

(2)	Amounts shown are for the principal portion of the long-term debt payment only. Future interest obligations will vary with changes in future LIBOR rates, making an accurate projection of future interest payments difficult.

(3)	Amounts exclude the obligations for the closed warehouse club in Guatemala and the discontinued operation in Guam.

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

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions. The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time. While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2005, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in all but three of its subsidiaries as well as certain U.S. deferred tax assets.

The Company has federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2005 of approximately $61.5 million and $14.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the U.S., which have increased due to the implementation of the Financial Program (as described in Note 7 to the Consolidated Financial Statements for the quarter ended November 30, 2005 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of it U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company believes that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code), there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. While the exact amount of this limitation has not yet been determined, based on preliminary calculations, the Company does not believe this will impact the recoverability of these NOLs. However, due to the significant net increase in NOLs for 2005, primarily as a result of the disposal of its Philippines operations, the Company did place a valuation allowance on $8.7 million of its NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Goodwill: Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” requires that the Company test goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates, such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded a $7.1 million impairment charge in the third quarter of fiscal 2005 to write-down the long-lived assets of the U.S. Virgin Islands warehouse club. The Company also recorded a $2.4 million impairment charge in the fourth quarter of fiscal 2005 to write-down the long-lived assets at the closed Dominican Republic warehouse.

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so, based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

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

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” All employee and director stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $270,000 in the first quarter of fiscal 2006, which would previously have been presented in a proforma footnote disclosure. The Company expects this expense to be approximately $1.1 million for the full year fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this effect with respect to unvested options as of September 1, 2005 and recognized a reduction in stock-based compensation, which was recorded within selling, general and administrative expense on the Company’s consolidated income statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. The guidance requires the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company will prospectively change its policy from capitalization to expensing beginning in the third quarter of fiscal 2006. The adoption of this FSP will not have a material effect on the Company’s consolidated financial statements, as no warehouse clubs are anticipated to be built on leased land in fiscal year 2006.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not believe that the adoption of FIN No. 47 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Latin America and the Caribbean and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2005, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory. Sixteen of the 23 warehouse clubs operate under currencies other than the U.S. dollar. For the quarters ended November 30, 2005 and 2004, approximately 78% and 79%, respectively, of the Company’s net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $(675,000) and $785,000 for the three months ended November 30, 2005 and 2004, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were $(154,000) and $3.7 million for the quarter and year ended November 30, 2005 and August 31, 2005, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of November 30, 2005:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in 2006	Currency
Panama	4	—	U.S. Dollar
Costa Rica	4	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Guam	—	—	U.S. Dollar
Mexico*	—	—	Mexican Peso

Totals	23	—

*	Operated through a 50/50 joint venture, which is accounted for under the equity method. During the second quarter of fiscal 2005, the Company announced it and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations in Mexico.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pre-tax net income (excluding any minority interest impact) by approximately $193,000 on an annualized basis.

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

The United States Securities and Exchange Commission (SEC) issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

ITEM 1A.	RISK FACTORS

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 other than a change to the Risk Factor below entitled “Although we have taken and continue to take steps to improve significantly our internal controls, there may be material weaknesses or significant deficiencies that we have not yet identified,” which has been updated to reflect that Ernst & Young LLP indicated that our restatement of our financial statements in our fiscal year 2005 Quarterly Reports on Form 10-Q to report a “deemed dividend” with respect to our exchanges of common stock for outstanding shares of preferred stock in the first quarter of fiscal 2005 indicated the existence of weaknesses in the design or operation of our controls relating to the application of generally accepted accounting principles to complex or unusual transactions.

Whenever we refer to “PriceSmart,” “we,” “our,” or “us” in this Item 1A, we mean PriceSmart, Inc. and its subsidiaries, unless the context suggests otherwise.

Factors That May Affect Future Performance

We had substantial net losses in fiscal years 2003, 2004 and 2005, and may continue to incur losses in future periods. We incurred net losses attributable to common stockholders of approximately $32.1 million in fiscal 2003, including asset impairment and closing cost charges of approximately $7.1 million, approximately $33.3 million in fiscal 2004, including asset impairment and closing charges of approximately $1.2 million, and approximately $63.6 million in fiscal 2005, including asset impairment and closing charges of $11.4 million. We are seeking ways to improve sales, margins, expense controls and inventory management in an effort to return to profitability. However, if these efforts fail to adequately reduce costs, or if our sales are less than we project, we may continue to incur losses in future periods.

If we fail to comply with the covenants governing our indebtedness, the lenders may elect to accelerate our indebtedness and foreclose on the collateral pledged to secure the indebtedness. Under the terms of debt agreements to which we and/or one or more of our wholly owned or majority owned subsidiaries are parties, in order to incur additional indebtedness, we must comply with specified financial covenants, which include current ratio, debt service and leverage ratios. During fiscal year 2005, we paid off those loans that had financial maintenance covenants and as of November 30, 2005, we were in compliance with our debt covenants.

Additionally, most of our vendors extend trade credit to us and allow payment for products following delivery. If these vendors extend less credit to us or require pre-payment for products, our cash requirements and financing needs may increase. We may not be able to obtain financing or refinancing on terms that are acceptable to us, or at all.

Our financial performance is dependent on international operations, which exposes us to various risks. Our international operations account for nearly all of our total sales. Our financial performance is subject to risks inherent in operating and expanding our international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in certain foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of our joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by us to manage our widely dispersed operations could adversely affect our business. As of November 30, 2005, we had in operation 23 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama and Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of our business will depend to a significant degree on our ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, we will need to continually evaluate the adequacy of our existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

Although we have taken and continue to take steps to improve significantly our internal controls, there may be material weaknesses or significant deficiencies that we have not yet identified. Subsequent to the completion of its audit of, and the issuance of an unqualified report on our financial statements for the year ended August 31, 2005, Ernst & Young LLP notified us that it will issue a management letter identifying deficiencies that existed in the design or operation of our internal controls that it considered to constitute a material weakness in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Ernst & Young LLP, our Independent Registered Public Accounting Firm, indicated that our restatement of our financial statements in our Quarterly Reports on Form 10-Q to report a “deemed dividend” with respect to our exchanges of common stock for outstanding shares of preferred stock in the first quarter of fiscal 2005 indicated the existence of weaknesses in the design or operation of our controls relating to the application of U.S. generally accepted accounting principles to complex or unusual transactions. In addition, subsequent to the completion of its audit of, and the issuance of an unqualified report on our financial statements for the year ended August 31, 2003, Ernst & Young LLP issued to us a management letter identifying deficiencies that existed in the design or operation of our internal controls that it considered to be material weaknesses in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. The deficiencies reported by Ernst & Young LLP indicated that our internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and our internal controls failed to identify that our former Philippines and Guam businesses failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by us and brought to the attention of Ernst & Young LLP and the Audit Committee of our Board of Directors.

We have taken steps to strengthen control processes in order to identify and rectify past accounting errors and to prevent the situations that resulted in the need to restate prior period financial statements from recurring. These measures may not completely eliminate the material weaknesses in our internal controls identified by us and by Ernst & Young LLP, and we may have additional material weaknesses or significant deficiencies in our internal controls that neither Ernst & Young LLP nor our management has yet identified. Further, despite our efforts to improve our internal control structure, we may not be entirely successful in remedying internal control deficiencies that were previously identified. Any failure to timely remediate control gaps discovered in the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise could harm our operating results and cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We face significant competition. Our international merchandising businesses compete with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of our competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which we operate or that our existing competitors will not compete more effectively against us. We may be required to implement price reductions in order to remain competitive should any of our competitors reduce prices in any of our markets. Moreover, our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. For example, the business of the PriceSmart warehouse clubs in Mexico (which closed in February 2005) was negatively impacted by the opening of U.S. based membership warehouse clubs, contributing to the closure of the Mexico PriceSmart warehouse club operations.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. Our warehouse clubs import approximately 45% of the merchandise that they sell, which originate from varying countries and are transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which we operate has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in our deliveries of products to our warehouse clubs or product we select to import. For example, several of the countries in which our warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine

Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service our regions. The inability or failure of one or more key transportation companies to provide transportation services to us, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in our ability to transport our merchandise could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to weather and other risks associated with international operations. Our operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which our warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of our warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

Declines in the economies of the countries in which we operate our warehouse clubs would harm our business. The success of our operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of our foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect our growth, sales and profitability. In addition, a significant decline in these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any general instability in the national or regional economies of the foreign countries in which we currently operate could have a material adverse effect our business, financial condition and results of operations.

A few of our stockholders have control over our voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of November 30, 2005, Robert E. Price, who is our Chairman of the Board and Interim Chief Executive Officer, and Sol Price, one of our significant stockholders and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 54.2% of our common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of our common stock, we are a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

The loss of key personnel could harm our business. We depend to a large extent on the performance of our senior management team and other key employees, such as U.S. ex-patriots in certain locations where we operate, for strategic business direction. The loss of the services of any members of our senior management or other key employees could have a material adverse effect on our business, financial condition and results of operations.

We are subject to volatility in foreign currency exchange. We, primarily through majority or wholly owned subsidiaries, conduct operations in Central America and the Caribbean, and as such are subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2005, we had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For the three months ended November 30, 2005, approximately 78% of our net warehouse club sales were in foreign currencies. Also, as of November 30, 2005, we had three closed warehouse clubs in Mexico, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where we operate have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations were approximately $(675,000) and $785,000 for the three months ended November 30, 2005 and 2004, respectively.

We face the risk of exposure to product liability claims, a product recall and adverse publicity. We market and distribute products, including meat, dairy and other food products, from third-party suppliers, which exposes us to the risk of product liability claims, a product recall and adverse publicity. For example, we may inadvertently redistribute food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. We generally seek contractual indemnification and insurance coverage from our major suppliers. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, financial condition and results of operations.

Potential future impairments under SFAS 144 could adversely affect our future results of operations and financial position. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. We have used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to our long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of our intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. For example, we were required to take an impairment charge pursuant to SFAS 144 of $10.4 million in fiscal 2005 for our U.S. Virgin Island warehouse club operation and for closed warehouse club operations in Guatemala and Dominican Republic, as well as $1.1 million and $3.1 million related to the write down of our interest in our Mexico joint venture in fiscal 2005 and 2004, respectively. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” could adversely affect our future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2005, we had goodwill of approximately $29.6 million, net of accumulated amortization originating prior to the adoption of SFAS 142. We performed our impairment test on goodwill as of August 31, 2005 and August 31, 2004, and no impairment losses were recorded. In the future, we will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable or increase the amount of our net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

We face increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for, and incurring significant expenses related to compliance with Section 404. We have not yet determined whether we will be required to comply with Section 404 of the Sarbanes-Oxley Act for the first time in fiscal year 2006 or fiscal year 2007. Whether we are required to comply will depend on the market value of our outstanding shares of common stock held by non-affiliates. We incurred expenses of approximately $1.5 million in fiscal 2005 associated with such preparation. We and our advisors may not have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in our implementation, could harm our operating results, cause us to fail to meet reporting obligations, result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 22, 2005, the Company entered into a Memorandum of Understanding (“MOU”), which specified certain terms of a settlement related to a complaint (the “Complaint”) filed on May 10, 2004, in the United States District Court for the District of Delaware (the “Court”), against Sol Price and the Company, as nominal defendant, captioned Milton Pfeiffer v. Sol Price and PriceSmart, Inc. The Complaint alleged that Mr. Price violated Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with an alleged purchase and subsequent sale of shares of the Company’s common stock.

In accordance with the terms of the MOU, (i) on October 7, 2005, the Sol and Helen Price Trust purchased an aggregate of $1,500,000 of the Company’s common stock directly from the Company at a price of $8.90 per share, which represents a per share price that is $0.50 above the closing price of the Company’s common stock on August 18, 2005, the business day immediately prior to the date the parties reached an agreement in principle to settle the lawsuit; (ii) the parties mutually released all claims; and (iii) the Company paid attorneys’ fees to plaintiff’s counsel. The shares of common stock issued to the Sol and Helen Price Trust were issued in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal 2006.

The Company’s Annual Meeting of Stockholders is currently scheduled for 10:00 am on January 24, 2006, at the Company’s headquarters, 9740 Scranton Road, San Diego, CA, 92121. Matters to be voted on are included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated September 26, 2005.

10.2	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated September 26, 2005.

10.3	Stock Purchase Agreement dated October 31, 2005 between the Company and Chancellor Holdings Limited.

10.4	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.5(4)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.6(4)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.7	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Current Report filed on Form 8-K with the Commission on October 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: January 17, 2006	By:	/S/ ROBERT E. PRICE
Robert E. Price
Interim Chief Executive Officer

Date: January 17, 2006	By:	/S/ JOHN M. HEFFNER
John M. Heffner
Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2005	August 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,344	$30,147
Short-term restricted cash	7,399	7,331
Receivables, net of allowance for doubtful accounts of $2,252 and $2,260, respectively	2,464	1,759
Receivables from unconsolidated affiliate	106	811
Merchandise inventories	81,157	65,719
Prepaid expenses and other current assets	8,627	8,360
Assets of discontinued operations	1,770	315

Total current assets	125,867	114,442

Long-term restricted cash	792	1,045
Property and equipment, net	155,624	142,310
Goodwill	31,279	29,600
Deferred tax asset	21,166	22,260
Other assets	4,458	4,108
Investment in unconsolidated affiliate	6,456	6,089

Total Assets	$345,642	$319,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$1,380	$1,648
Accounts payable	69,825	57,423
Accrued salaries and benefits	4,714	4,513
Deferred membership income	5,215	4,773
Income taxes payable	2,445	2,271
Other accrued expenses	11,399	12,547
Long-term debt, current portion	5,417	5,417
Liabilities of discontinued operations	634	663

Total current liabilities	101,029	89,255
Long-term deferred tax liability	903	958
Deferred rent	1,317	1,427
Accrued closure costs	3,403	3,466
Long-term debt, related party	12,500	—
Long-term debt, net of current portion	20,359	23,915

Total liabilities	139,511	119,021
Minority interest	2,633	2,560
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $.0001 par value, 45,000,000 shares authorized; 26,403,421 and 26,031,180 shares issued and 25,968,996 and 25,596,755 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	343,018	339,644
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(29)
Accumulated other comprehensive loss	(13,911)	(13,757)
Accumulated deficit	(119,529)	(121,534)
Less: treasury stock at cost; 434,425 shares	(9,433)	(9,433)

Total stockholders’ equity	203,498	198,273

Total Liabilities and Stockholders’ Equity	$345,642	$319,854

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2005	2004
Revenues:
Sales:
Net warehouse club	$166,513	$137,801
Export	—	233
Membership income	2,645	2,154
Other income	816	883

Total revenues	169,974	141,071

Operating expenses:
Cost of goods sold:
Net warehouse club	142,520	116,249
Export	—	228
Selling, general and administrative:
Warehouse club operations	18,254	16,989
General and administrative	5,726	5,092
Preopening expenses	335	—
Closure costs	53	143

Total operating expenses	166,888	138,701

Operating income	3,086	2,370
Other income (expense):
Interest income	312	459
Interest expense	(721)	(2,381)
Other expense, net	24	(40)

Total other expense	(385)	(1,962)

Income from continuing operations before provision for income taxes, income (loss) of unconsolidated affiliate and minority interest	2,701	408
Provision for income taxes	(1,342)	(705)
Income (loss) of unconsolidated affiliate	36	(454)
Minority interest	(44)	(52)

Income (loss) from continuing operations	1,351	(803)
Discontinued operations, net of tax	654	(1,073)

Net income (loss)	2,005	(1,876)
Preferred dividends	—	(648)
Deemed dividend on exchange of common stock for preferred stock	—	(20,647)

Net income (loss) attributable to common stockholders	$2,005	$(23,171)

Basic income (loss) per share – common stockholders:
Continuing operations	$0.05	$(0.08)
Discontinued operations, net of tax	$0.03	$(0.10)
Preferred and deemed dividends	$—	$(2.07)

Attributable to common stockholders	$0.08	$(2.25)

Diluted income (loss) per share – common stockholders:
Continuing operations	$0.05	$(0.08)
Discontinued operations, net of tax	$0.03	$(0.10)
Preferred and deemed dividends	$—	$(2.07)

Attributable to common stockholders	$0.08	$(2.25)

Shares used in per share computations:
Basic	25,698	10,311

Diluted	26,005	10,311

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2005	2004
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$1,351	$(803)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,274	2,815
Allowance for doubtful accounts	(8)	1,097
Closure costs	(53)	143
Mark to market of stockholder note receivable	—	3
Deferred income taxes	639	283
Minority interest	44	52
Income (loss) of unconsolidated affiliate	(36)	454
Compensation expense recognized for stock options	437	233
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(1,083)	(753)
Merchandise inventory	(15,438)	(20,488)
Accounts payable	12,403	11,683

Net cash provided by (used in) continuing activities	530	(5,281)
Net cash used in discontinued activities	(262)	(2,607)

Net cash provided by (used in) operating activities	268	(7,888)

INVESTING ACTIVITIES:
Additions to property and equipment	(16,505)	(4,945)
Purchase of Jamaica minority interest	(1,726)	—

Net cash used in continuing activities	(18,231)	(4,945)
Net cash used in discontinued activities	(168)	(210)

Net cash used in investing activities	(18,399)	(5,155)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	76	44,151
Repayment of bank borrowings	(2,500)	(51,298)
Restricted cash	185	6,350
Proceeds from related party borrowing	12,500	3,000
Issuance of common stock	1,500	—
Proceeds from exercise of stock options	21	5
Issuance costs of common stock	—	(212)

Net cash provided by continuing activities	11,782	1,996
Net cash used in discontinued activities	—	(11,114)

Net cash provided by (used in) financing activities	11,782	(9,118)

Effect of exchange rate changes on cash and cash equivalents	546	618

Net increase (decrease) in cash and cash equivalents	(5,803)	(21,543)
Cash and cash equivalents at beginning of period	30,147	32,910

Cash and cash equivalents at end of period	$24,344	$11,367

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,767	$1,836
Income taxes	$664	$576
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$—	$22,231
Series B Preferred Stock	$—	$22,000
Bridge loan and accrued interest	$—	$25,318
Advance payment on real estate and accrued interest	$—	$5,192
Purchase order financing and accrued interest	$—	$15,586
Warrant exercise	$1,400	$—
Issuance costs on preferred stock converted to Additional Paid-in Capital	$—	$(111)
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$—	$2,298
Deemed dividend on exchange of common stock for preferred stock	$—	$20,647

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance at August 31, 2005	26,031	$3	$339,644	$3,379	$(29)	$(13,757)	$(121,534)	434	$(9,433)	$198,273
Shares issued	169	—	1,500	—	—	—	—	—	—	1,500
Warrant exercise	200	—	1,400	—	—	—	—	—	—	1,400
Donated services	—	—	16	—	—	—	—	—	—	16
Exercise of stock options	3	—	21	—	—	—	—	—	—	21
Amortization of deferred compensation	—	—	437	—	—	—	—	—	—	437
Net loss	—	—	—	—	—	—	2,005	—	—	2,005
Translation adjustment	—	—	—	—	—	(154)	—	—	—	(154)

Comprehensive Income										1,851

Balance at November 30, 2005	26,403	$3	$343,018	$3,379	$(29)	$(13,911)	$(119,529)	434	$(9,433)	$203,498

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2005

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2005, the Company had 23 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. During fiscal 2005, the Company sold its interest in its former Philippine subsidiary. Also, the three warehouse clubs formerly operated in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. were closed during the second quarter of fiscal 2005 and two of those warehouse clubs were sold in the first quarter of fiscal 2006. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of November 30, 2005. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $119.5 million as of November 30, 2005. For the quarter ended November 30, 2005, the Company had net income attributable to common stockholders of $2.0 million and generated cash flow from operating activities of $268,000. The Company’s ability to fund its operations and service debt during fiscal 2005 has improved following the implementation of the Financial Program as described in Note 7 – Financial Program. Management believes that its existing working capital is sufficient to fund its operations through at least September 1, 2006. Certain reclassifications, including those of the discontinued operations discussed in Note 3 – Discontinued Operations, have been made to prior periods to conform to current presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended August 31, 2005.

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2005:

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated(1)
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	92.5%	Consolidated
PriceSmart Mexico	50.0%	Equity
PriceSmart Nicaragua	51.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Trinidad	90.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
Ventures Services, Inc.	100.0%	Consolidated

(1)	Subsidiary is treated as discontinued operations in the consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Allowance for Bad Debt—Credit is extended to a portion of members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. If the credit worthiness of a specific customer deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised.

Goodwill – Goodwill, resulting from certain business combinations totaled $31.3 million at November 30, 2005 and $29.6 million at August 31, 2005. The increase in goodwill was due to the Company increasing its ownership in PriceSmart Jamaica (SL), Inc. from 67.5% to 92.5% in the first quarter of fiscal year 2006. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition—The Company recognizes sales revenue when title of merchandise inventory passes to the customer. Membership fee income represents annual membership fees paid by the Company’s warehouse members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees and insurance. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at our distribution facilities.

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

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with warehouse operations. Warehouse operations include the operating costs of the Company’s warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional purchasing and management centers.

Pre-Opening Costs—The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; all other costs are expensed as incurred. During fiscal year 2004, the Company closed one warehouse club and two during fiscal year 2003.

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

Stock-Based Compensation—As of November 30, 2005, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments”, which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2003.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method”, as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $270,000 in the first quarter of fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative (SG&A) expense on the Company’s consolidated income statement. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated income statement. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statement as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods.

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended November 30,
	2005	2004
Net income (loss) attributable to common stockholders, as reported	$2,005	$(23,171)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	263	141
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(263)	(369)

Pro forma net income (loss)	$2,005	$(23,399)
Net income (loss) per share:
Basic-as reported	$0.08	$(2.25)
Basic-pro forma	$0.08	$(2.27)
Diluted-as reported	$0.08	$(2.25)
Diluted-pro forma	$0.08	$(2.27)

In the first quarter of fiscal 2006 and 2005, the Company recognized stock compensation costs of $437,000 and $235,000, respectively. The remaining unrecognized compensation cost related to unvested awards at November 30, 2005, was approximately $1.6 million and the weighted-average period of time over which this cost will be recognized is 1.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2006 and 2005:

	Three Months Ended November 30,
	2005		2004
Risk free interest rate	(a	)	3.53%
Expected life	(a	)	5 years
Expected volatility	(a	)	45.41%
Expected dividend yield	(a	)	0%

(a)	No options were granted during the first quarter of fiscal 2006.

The following table summarizes stock options outstanding as of November 30, 2005, as well as activity during the first quarter then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2005	824,350	$13.39
Granted	—	—
Exercised	(3,150)	6.19
Forfeited or expired	(18,292)	17.55

Outstanding at November 30, 2005 (a)	802,908	$13.32

Exercisable at November 30, 2005	375,091	$16.59

(a)	At November 30, 2005 the weighted-average remaining contractual life of shares outstanding was 3.3 years.

At November 30, 2005, the aggregate intrinsic value of shares outstanding and shares exercisable was $(4.0) million and $(3.1) million, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The weighted-average grant date fair value of stock options granted during the first quarter of fiscal 2006 and 2005 was $0 and $3.49, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal 2006 and 2005 are provided in the following table (in thousands):

	Three Months Ended November 30,
	2005	2004
Proceeds from stock options exercised	$29	$7
Tax benefit related to stock options exercised	$3	$1
Intrinsic value of stock options exercised	$7	$2

Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not believe that the adoption of FIN No. 47 will have a significant effect on its future consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. The guidance requires the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company will prospectively change our policy from capitalization to expensing beginning in the third quarter of fiscal 2006. The adoption of this FSP will not have a material effect on the Company’s consolidated financial statements, as no warehouse clubs are anticipated to be built on leased land in fiscal year 2006.

NOTE 3 – DISCONTINUED OPERATIONS

The Company was unsuccessful in its efforts to achieve sustained profitability in its PriceSmart Philippines operation. As a result, and in part to resolve outstanding litigation between the Company and E-Class Corporation (“E-Class”), one of the minority shareholders of PSMT Philippines, Inc. (“PSMT Philippines”), the Company entered into an agreement dated August 5, 2005 to dispose of its interest (the “Divestiture”) in PSMT Philippines. The Divestiture was consummated on August 12, 2005.

The Company has released PSMT Philippines from its obligations with respect to amounts owed to the Company by PSMT Philippines primarily related to past merchandise shipments and has agreed to indemnify PSMT Philippines and its officers, directors, stockholders and agents and to hold them harmless from any claims arising out of previously settled litigation between the Company and its prior Philippines licensee. The Company will have the right, but not the obligation, to continue to make available U.S. exports to PSMT Philippines on a cash on delivery basis and will provide information technology services for an agreed-upon period of time. The Company also will allow PSMT Philippines to use for one year the “PriceSmart” name at the four current warehouse clubs in Manila, subject to certain specified conditions.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the accompanying consolidated financial statements reflect the results of operations and financial position of the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the closure costs line of the Statement of Operations. However, due to the shared management structure, as the Philippines and Guam activities were viewed as one activity, following the disposal of the Philippines operations, the results of the Philippines and Guam activities were consolidated in the discontinued operations line of the Statement of Operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2005	August 31, 2005
Cash and cash equivalents	$156	$33
Accounts receivable, net	1,311	147
Prepaid expenses and other current assets	201	33
Other long-term assets	102	102

Assets of discontinued operations	$1,770	$315

Accrued expenses	$541	$562
Long term accrued closure costs	93	101

Liabilities of discontinued operations	$634	$663

As of November 30, 2005 and August 31, 2005, there was approximately $110,000 and $119,000 respectively, of accrued lease-related obligations for the Guam warehouse club on the consolidated balance sheet. Additionally, the Company recorded in the previous fiscal year a contingent liability of $152,000 related to the fair value of guarantees for loans for which it is a guarantor. As part of the Philippines divestiture agreement, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company has guaranteed 52% of approximately $5.2 million in outstanding loans, or $2.7 million. The guarantees on two of the loans, with outstanding balances of $2.5 million as of November 30, 2005, remain in effect for the life of the loan, but the third loan, with an outstanding balance as of November 30, 2005 of $2.7 million, will lapse when the outstanding principal balance falls below $2.0 million. These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value of the guaranties provided by the Company of $152,000 was determined using an estimate of the costs to insure a loan with these attributes based on calculation derived from a government agency that provided insurance coverage for international export credit risk.

The following table sets forth key components of income (loss) from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended November 30,
	2005	2004
Net warehouse club sales	$—	$15,225
Pre-tax income (loss) from operations	1,054	(1,073)
Income tax provision	(400)	—

Income (loss) from discontinued operations	$654	$(1,073)

The pre-tax income from operations includes approximately $1 million from the reversal of the provision against recoverability of a loan principal installment and accrued interest receivable from PSMT Philippines which were collected in December 2005, and the net results of the subleasing activity in Guam.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2005	August 31, 2005
Land	$43,171	$35,012
Building and improvements	101,015	96,683
Fixtures and equipment	59,492	59,357
Construction in progress	7,354	4,473

	211,032	195,525
Less: accumulated depreciation	(55,408)	(53,215)

Property and equipment, net	$155,624	$142,310

Building and improvements includes net capitalized interest of $1.3 million and $1.4 million as of November 30, 2005 and August 31, 2005, respectively.

NOTE 5—INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed based on the weighted average common shares outstanding in the period. Diluted income (loss) per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2005	2004
Income (loss) attributable to common stockholders	$2,005	$(23,171)
Determination of shares:
Average common shares outstanding	25,698	10,311
Assumed conversion of:
Stock options (1)	107	—
Warrants (2)	200	—
Rights (3)	—	—

Diluted average common shares outstanding	26,005	10,311
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$0.08	$(2.25)
Diluted income (loss) per share	$0.08	$(2.25)

(1)	Stock options representing 97,083 shares were excluded, due to their anti-dilutive effects for the three months ended November 30, 2004.

(2)	A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised November 30, 2005.

(3)	As of November 30, 2005, there were 6,098,173 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,147,026 shares of common stock.

NOTE 6—CLOSURE COSTS

During fiscal 2003 the Company closed two warehouse clubs, one each in Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

A reconciliation of the movements in the changes and related liabilities derived from the closed warehouse clubs as of November 30, 2005 is as follows (in thousands):

	Liability as of August 31, 2005	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of November 30, 2005
Lease obligations	$3,712	—	—	(60)	$3,652
Other associated costs	85	53	—	(97)	41

Total	$3,797	53	—	(157)	$3,693

NOTE 7—FINANCIAL PROGRAM

On September 3, 2004, the Company announced a plan to implement a series of transactions (the “Financial Program”). The Financial Program was approved by the stockholders on October 29, 2004. The elements of the Financial Program and the status of each element are as follows:

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

The issuance of up to 16,052,668 shares of common stock in connection with a rights offering pursuant to rights distributed to the holders of outstanding shares of common stock, and the issuance of up to 3,125,000 shares of common stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The $7 rights offering subscription period began on December 21, 2004 and ended on January 24, 2005. A total of 6,827,542 shares of common stock were sold during this period. The total proceeds were $47.8 million. The $8 rights offering period began on January 25, 2005 and initially expired on December 21, 2005, but has been extended to January 31, 2006. A total of 78,100 shares of common stock have been sold as of November 30, 2005 during the $8 rights offering period.

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

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into an agreement with the International Finance Corporation (the “IFC”) in the first fiscal quarter of 2005 providing for the following: (i) the Company granted the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended by the IFC to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs were reduced on one loan by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the Company’s transactions with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. All of the above elements were completed during the Company’s first and second quarters of fiscal 2005. The warrant was issued in the second quarter of fiscal 2005, and the warrant was exercised with respect to 200,000 shares of the Company’s common stock on January 26, 2005. Pursuant to the terms of the warrant, the exercise price was paid by reducing the principal amount of two of the loans extended to the Company by the IFC. As a result, long-term debt was reduced by $1.4 million. The balance of the warrant was exercised on November 30, 2005.

Additionally, in connection with the Financial Program and with Emerging Issues Task Force, Topic D-42, the Company recorded a non-cash charge to “deemed dividend on exchange of common stock for preferred stock” in the Company’s consolidated statement of operations as of November 30, 2004 of $20.6 million, resulting in an increase in the reported “net loss attributable to common stockholders.” In accordance with Emerging Issues Task Force, Topic D-42, the amount of the charge is equal to the difference of the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock under their original terms. The Company’s consolidated balance sheet records this charge as an increase in accumulated deficit with a corresponding increase in additional paid in capital, resulting in no change to the Company’s total stockholders’ equity.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

During fiscal year 2005, the Company sub-leased its closed location in Guatemala for $300,000 a year for the first and second year; $414,000 the third year; with CPI increase not exceeding 3.5% each year in the fourth and fifth year; $500,000 for the sixth year; and with CPI increase each year not exceeding 3.5% each year for the remaining six years until the end of the sub lease in 2017. For the discontinued operation in Guam, the Company sub-leased the warehouse for approximately the same amount as its rental expense, $400,000 a year.

The United States Securities and Exchange Commission (SEC) issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees.

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2005, and August 31, 2005 the Company, together with its majority or wholly owned subsidiaries, had $1.4 million and $1.6 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 7.9% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of November 30, 2005, and August 31, 2005, the Company had approximately $10.3 million and $10.0 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2005, letters of credit and lines of credit totaling $5.1 million were outstanding under this facility, leaving availability under this facility of $1.9 million.

As of November 30, 2005 and August 31, 2005, the Company, together with its majority or wholly owned subsidiaries, had $38.3 million and $29.3 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $3.8 million, as of November 30, 2005 and August 31, 2005, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $31.9 million and $37.3 million as of November 30, 2005 and August 31, 2005, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties, in order to incur additional indebtedness, the Company must comply with specified financial covenants, which include current ratio, debt service, and leverage ratios. As of November 30, 2005, the principal amount outstanding on this debt was $19.3 million and the Company was in compliance with all of these ratios.

NOTE 10—ACQUISITION OF MINORITY INTEREST

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

The Company’s acquisition of the minority shareholders’ interests involved a two-step process. First, on April 19, 2005, the minority shareholder conveyed its 34% interest in PriceSmart (Guatemala), S.A. to the Price Group, the Sol and Helen Price Trust and the Robert and Allison Price Trust (together with the Price Group and the Sol and Helen Price Trust, the “Price Entities”), in exchange for the payment by the Price Entities to the minority shareholders of a total of $6,600,000 in cash. Second, the Price Entities transferred the 34% interest in PriceSmart (Guatemala), S.A. to the Company in exchange for a total of 825,000 shares of the Company’s common stock, valued for such purpose at a price of $8.00 per share and having a value at such valuation equal to the amount paid by the Price Entities to the minority shareholders. On April 19, 2005, the Company and the Price Entities entered into a Stock Purchase Agreement reflecting the parties’ agreement to such exchange of shares. Robert E. Price, the Company’s Chairman of the Board and Interim Chief Executive Officer, Sol Price, a significant stockholder of the Company and father of Robert E. Price, are members and managers of the Price Group, Robert E. Price is a trustee of both trusts and Sol Price is a trustee of the Sol and Helen Price Trust. Directors Murray L. Galinson and Jack McGrory are members and managers of the Price Group.

The consideration given in connection with this acquisition consisted of $6.6 million in the issuance of common stock and $274,000 for the forgiveness of a note receivable. The purchase price of $6.9 million was allocated to settlement costs, ($41,000), minority interest, ($350,000) and $6.5 million to goodwill.

During the first quarter of fiscal 2006, the Company decided to purchase the minority interests of its Jamaica subsidiary in order to strengthen the Company’s position for the future and consequently increased its ownership percentage in its Jamaica subsidiary from 67.5% to 92.5%. The Company acquired the minority interests of two of its three partners, Big Box Sales, Ltd. and Chancellor Holdings Limited, whose ownership percentages were 15% and 10%, respectively, as of November 17, 2005 and November 15, 2005, respectively. The consideration given in connection with this acquisition consisted of $1.7 million in cash and forgiveness of a $413,000 note receivable. The purchase price of $2.1 million was allocated to minority interest ($430,000) and goodwill ($1.7 million). Subsequent to the end of the first quarter of fiscal 2006, the Company acquired the remaining 7.5% of the Jamaica subsidiary it did not own.

NOTE 11—UNCONSOLIDATED AFFILIATE

In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”) to initially open four PriceSmart warehouse clubs in Mexico. The Company and Gigante contributed $20.0 million each for a total of $40.0 million, and each owned 50% of the operations in PSMT Mexico, S.A. de C.V. (“PSMT Mexico”). The Company accounts for this investment under the equity method of accounting, in which the Company reflects its proportionate share of the income or loss from the joint venture. Three warehouse clubs were eventually opened during fiscal year 2003.

During the fourth quarter of fiscal 2004, due to the historical operating losses and management’s assessment as to the inability to recover the full carrying amount of its investment in PSMT Mexico, the Company recorded a non-cash charge of $3.1 million to reduce the Company’s “Investment in unconsolidated affiliate.”

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts are underway to sell it as well. The fixtures and equipment are also being sold. The Company has purchased approximately $1.9 million of fixtures from PSMT Mexico as of November 30, 2005. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company.

	As of November 30, 2005	As of August 31, 2005
Current assets	$14,156	$6,446
Noncurrent assets	$9,566	$20,319
Current liabilities	$1,525	$1,061
Noncurrent liabilities	$1,834	$6,132

	Three Months Ended November 30,
	2005	2004
Revenues	$49	$11,252
Cost of Goods Sold	$20	$10,128
Net income (loss)	$73	$(909)

NOTE 12—RELATED-PARTY TRANSACTIONS

Sale of Common Stock: In October 2005, Sol and Helen Price Trust, a trust affiliated with Sol Price the Company’s majority shareholder, purchased 168,539 shares of common stock of the Company at a price of $8.90 per share for a total purchase price of $1.5 million.

Series A and Series B Preferred Stock: In January 2002, entities affiliated with Sol Price, Robert E. Price, Murray L. Galinson, Jack McGrory and James F. Cahill (who was a director of the Company from November 1999 until March 2005), purchased an aggregate of 1,650 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $1,650,000. In July 2003, entities affiliated with Sol Price, Robert E. Price, James F. Cahill, Murray L. Galinson and Jack McGrory, purchased an aggregate of 22,000 shares of the Company’s Series B Preferred Stock for an aggregate purchase price of $22,000,000. In connection with the Financial Program that was approved by the stockholders on October 29, 2004, the 1,650 shares of Series A Preferred Stock were exchanged for 183,405 shares of the Company’s common stock, and the 22,000 shares of the Series B Preferred Stock were exchanged for 2,200,000 shares of common stock.

Relationships with the Price Group: In February 2004, the Company entered into an agreement with the Price Group which provided the Company with up to $10.0 million of purchase order financing. Directors Robert E. Price, Murray L. Galinson and Jack McGrory were managers of the Price Group and collectively own more than 10% of that entity. Former director James F. Cahill also held membership interests in the Price Group at the time of the transaction. The agreement allowed the Price Group to place a lien on merchandise inventories in the United States as security for such financing. Interest accrued at a rate of 1% per month. In July 2004, this agreement was amended to increase the funds available from the Price Group by $5.0 million (to a total of $15.0 million) for purchase order financing. This additional funding was secured by the Company’s pledge of shares of its wholly owned Panamanian subsidiary, PriceSmart Real Estate Panama, S.A. On October 29, 2004 amounts owed under this agreement were converted into 1,948,227 shares of common stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

In May 2004, the Company entered into another agreement with the Price Group to sell the real estate and improvements owned by the Company in Santiago, Dominican Republic. The purchase price was to be the fair market value of the property and improvements as determined by an independent appraiser. Under the terms of the agreement the Price Group made an initial payment of $5.0 million, with the balance to be paid upon closing, and if the closing did not occur for any reason, the initial payment was to be returned to the Price Group, plus accrued interest at the rate of 8% per annum. The agreement was subject to several contingencies, including the right of each party to terminate the agreement after receipt of the final appraisal report, and the approval by the Board of the final terms of the agreement. This agreement was to terminate on August 31, 2004; however, on August 30, 2004, this agreement was extended for an additional 90 days, until November 30, 2004. On October 29, 2004 the deposit made under this agreement and accrued interest thereon were converted into 648,973 shares of common stock as part of the Financial Program that was approved by the stockholders on October 29, 2004 and the agreement was terminated.

In August 2004, the Company entered into a $25.0 million bridge loan with the Price Group. This loan accrued interest at 8% per annum. On October 29, 2004 amounts owed under this agreement were converted into 3,164,726 shares of common stock as part of the Financial Program that was approved by the stockholders on October 29, 2004.

On November 5, 2004, the Company entered into a short-term loan agreement for $3.0 million for a period of 90 days at a rate of 5% with The Price Group. This short-term loan was repaid in full on January 10, 2005.

On April 19, 2005, the Company entered into a Stock Purchase Agreement with the Price Group, the Sol and Helen Price Trust and the Robert and Allison Price Trust (the “Price Entities”). The agreement called for the Price Entities to transfer their 34% interest in PriceSmart (Guatemala), S.A. to the Company in exchange for a total of 825,000 shares of the Company’s common stock, valued for such purpose at a price of $8.00 per share and having a value at such valuation equal to the amount paid by the Price Entities to acquire the minority interests in PriceSmart (Guatemala), S.A. from the former minority shareholders. The Price Entities had previously acquired the 34% interest in connection with the Company’s settlement of disputes with the former minority interest shareholders.

Relationship with PS Ivanhoe: On October 24, 2005, the Company entered into a Promissory Note (the “Note”) with PS Ivanhoe, LLC, a California limited liability company (“PS Ivanhoe”), which is managed by the Price Group, pursuant to which the Company borrowed $12.5 million from PS Ivanhoe. The Note bears interest at a rate of 8% per annum and has a term of two years. All unpaid principal and accrued interest is due and payable in full on October 23, 2007 (the “Maturity Date”). Any amounts outstanding under the Note from and after the Maturity Date bear interest at a rate equal to the lesser of 12% per annum or the maximum interest rate allowed by law. To secure the Company’s obligations under the Note, the Company and PS

Ivanhoe entered into a Pledge and Security Agreement pursuant to which the Company granted to PS Ivanhoe a security interest in all of the issued and outstanding shares of stock (and all ownership rights with respect thereto) in PriceSmart Real Estate, S.A., the Company’s wholly owned Panamanian subsidiary.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (and previously included James F. Cahill). The Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company paid approximately $59,000 and $0 for the three months ended November 30, 2005 and November 30, 2004, respectively.

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

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses of approximately $32,000 and $31,300 during the first quarter of fiscal 2006 and 2005, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $192,000 and $186,000 in rental income for this space during the first quarter of fiscal 2006 and 2005, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $64,000 and $47,000 of rental income for the first quarter of fiscal 2006 and 2005, respectively for space leased to it by the Company. The Company also received approximately $226,000 and $154,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first quarter of fiscal year 2006 and 2005, respectively. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, and repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which none is outstanding as of November 30, 2005, and it is no longer available to the Company.

Relationships with Grupo Gigante, S.A. and Angel Losada M.: In January 2002, the Company entered into a 50/50 joint venture with Gigante to construct and operate warehouse clubs in Mexico. In addition, Angel Losada M., one of the directors of the Company, is currently Chairman of the Board of Directors and Executive President of Gigante. During the third quarter of fiscal 2002, the Company’s Mexico joint venture began negotiations to lease certain property from Gigante in Mexico City, upon which the joint venture could construct and operate a membership warehouse club. In October 2002, the joint venture entered into a memorandum of intent for the allocation of construction expenses in connection with the proposed lease. In February 2005, the Company and Grupo Gigante S.A. announced the closure of the three warehouse clubs operated by PriceSmart Mexico effective February 28, 2005.

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

Relationship with PriceSmart Mexico: The Company sold inventory to PriceSmart Mexico and charged it for salaries and other administrative services. Such transactions were in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first quarter of fiscal year 2006 and 2005 export sales to PriceSmart Mexico were approximately $0 and $128,000, respectively, and are included in total export sales of $0 and $233,000, respectively. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales.

During fiscal 2005, the Company purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At November 30, 2005, the aggregate amount of equipment purchased from Mexico was $1.9 million.

Relationships with PSC, S.A.: Mr. Zurcher is a director and stockholder of PSC, S.A. (“PSC”) and PSC owns 49% of PriceSmart Nicaragua.

On June 3, 2000, PSMT Caribe, Inc., a British Virgin Islands corporation and wholly owned subsidiary of the Company (“PSMT Caribe”), and PSC entered into an option agreement, as amended on August 28, 2002 (the “Option”), which gave PSC the option to purchase from PSMT Caribe excess real property located in San Pedro Sula, Honduras, Santa Elena, El Salvador, Heredia, Costa Rica, Santo Domingo, Dominican Republic and Zapote, Costa Rica (collectively, the “Properties”). On or about June 26, 2000, PSC exercised the Option and subsequently acquired all of the Properties with the exception of the properties located in Santa Elena and Heredia.

The Company believed that the development of the properties located in Santa Elena, Heredia and Santa Domingo, each of which are located adjacent to certain of the Company’s warehouse clubs in these locations, may be detrimental to the operation of such warehouse clubs. Accordingly, the Company’s Board of Directors authorized a transaction whereby PSC (i) conveyed the Santa Domingo property to the Company or a wholly owned subsidiary thereof and (ii) relinquished all of its rights (“Rights”) to acquire the properties located in Santa Elena and Heredia that it obtained pursuant to its exercise of the Option as described above. In exchange, the Company issued to PSC, 138,820 shares of its common stock. For purposes of this transaction, the value of the properties and the Rights was deemed to be an aggregate of $1,112,960.

The Company believes that each of the related party transactions described above were on terms that the Company could have been obtained from unaffiliated third parties.

NOTE 13—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments on geographic area and measures performance based on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Total
Three Months Ended November 30, 2005
Total revenue	$17	$102,914	$67,043	$169,974
Operating income (loss)	(461)	2,799	748	3,086
Discontinued operations, net of tax	654	—	—	654
Depreciation and amortization	166	1,179	929	2,274
Goodwill	—	26,331	4,948	31,279
Assets of discontinued operations	1,770	—	—	1,770
Identifiable assets	51,779	193,307	100,556	345,642
Three Months Ended November 30, 2004
Total revenue	$238	$87,462	$53,371	$141,071
Operating income (loss)	(378)	2,169	579	2,370
Discontinued operations, net of tax	(1,073)	—	—	(1,073)
Depreciation and amortization	160	1,748	907	2,815
Goodwill	—	19,832	3,239	23,071
Assets of discontinued operations	52,687	—	—	52,687
Identifiable assets	109,324	161,302	103,326	373,952
Year Ended August 31, 2005
Total revenue	$481	$378,888	$239,456	$618,825
Operating income (loss)	685	4,933	(10,929)	(5,311)
Discontinued operations, net of tax	(19,459)	—	—	(19,459)
Depreciation and amortization	666	5,401	3,420	9,487
Goodwill	—	26,361	3,239	29,600
Assets of discontinued operations	315	—	—	315
Identifiable assets	64,138	165,202	90,514	319,854