Form 10-K/A
period 2005-08-31
PRICESMART INC
filed 2006-01-26
CIK 1041803

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐      Accelerated Filer  ☐      Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 28, 2005 was $70,573,447, based on the last reported sale of $7.85 per share on February 28, 2005.

As of January 23, 2006, a total of 26,556,505 shares of Common Stock were outstanding.

The following items of PriceSmart, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 are hereby amended. Each such item is set forth in its entirety, as amended.

Explanatory Note

This Amendment No. 1 to PriceSmart, Inc.’s (“PriceSmart” or the “Company”) Annual Report on Form 10-K/A for the year ended August 31, 2005 amends and restates Items 7, 8 and 9A of Part II of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby.

In connection with a routine review by the Securities and Exchange Commission of a post-effective amendment on Form S-3 to a registration statement filed by the Company on Form S-1, the Company has revised its consolidated statements of cash flows set forth in Item 8 of Part II to reflect the impact of cash flows used in discontinued operations on cash flows provided by (used in) operating activities, investing activities and financing activities rather than allocating all of the cash flows used by discontinued operations in a separate section of the statement. In addition, and as a result of this enhanced presentation of cash flows, the Company revised its treatment of the change in deferred tax assets attributable to the disposition of the Company’s interest in PSMT Philippines from continuing operations to discontinued operations within the operating activities section of the statement of cash flows. The Company has revised Item 7 of Part II: Management’s Discussion and Analysis of Results of Operations and Financial Condition to reflect this revised statement of cash flows presentation. These revisions do not change the Company’s previously reported revenue, operating income, net loss, net increase (decrease) in cash and cash equivalents, assets, liabilities or stockholders’ equity.

The Company also revised Item 9A of Part II to clarify that the Company’s Interim Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were not effective as to a reasonable assurance level at the end of fiscal year 2005.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED AUGUST 31, 2005

i

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements concerning the Company’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company had substantial losses in fiscal 2003, 2004 and 2005 and may continue to incur losses in future periods; the Company is required to comply with financial covenants governing our outstanding indebtedness; the Company’s financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; the Company faces significant competition; the Company may encounter difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company’s business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company’s long-lived or intangible assets have been impaired could adversely affect the Company’s future results of operations and financial position; and the Company faces increased costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002; as well as the other risks detailed in the Company’s SEC reports, including the Company’s Form 10-K for the fiscal year ended August 31, 2005 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2005 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

PriceSmart’s mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees as well as a fair return to PriceSmart stockholders. The Company delivers quality imported U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides the high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2005 and August 31, 2004 and the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2005)	Number of Warehouse Clubs in Operation (as of August 31, 2004)	Ownership (as of August 31, 2005)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	3	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
Philippines	—	4	52%	Consolidated	(1)
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	90%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
Guam	—	—	100%	Consolidated	(1)
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	67.5%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	22	26

Mexico	—	3	50%	Equity

Grand Totals	22	29

(1)	Country/territory is treated as discontinued operations in the consolidated financial statements.

During fiscal 2005, the Company sold its interest in PSMT Philippines, Inc., the Company’s former Philippine subsidiary, resulting in the reduction of four consolidated warehouse clubs. The sale was completed August 12, 2005. During fiscal 2004, the Company opened a new membership shopping warehouse club in the Philippines and closed its warehouse club in Guam. At the end of fiscal 2005, the total number of consolidated warehouse clubs in operation was 22, operating in 11 countries and one U.S. territory in comparison to 26 warehouse clubs operating in 12 countries and one U.S. territory at the end of fiscal 2004, and 26 consolidated warehouse clubs operating in 12 countries and two U.S. territories at the end of fiscal 2003. The average life of the 22 warehouse clubs in operation as of August 31, 2005 was 59 months. The average life of the 26 warehouse clubs in operation as of August 31, 2004 was 47 months. The Company has opened a fourth warehouse club in Costa Rica on November 18, 2005.

During the third quarter of fiscal year 2005, the Company acquired the minority interest in its PricesSmart Guatemala subsidiary, which previously had been 66% owned by the Company.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005. One location remains unsold although efforts are underway to sell it as well. The fixtures and equipment are also being sold. As of the end of August 2005, PriceSmart, Inc. had acquired approximately $1.5 million of the fixtures and equipment for use in the Company’s other warehouse clubs.

With the sale of the Company’s interest in PSMT Philippines, Inc., all associated financial information for it as well as those of the Company’s Guam operation qualify for treatment as “discontinued operations” in the Company’s financial statements. The prior periods have been reclassified for comparative purposes.

Key items for fiscal year 2005 included:

•	Net warehouse sales increased 14.1% over the prior year, driven entirely by an increase in comparable warehouse club sales.

•	Membership income for fiscal 2005 increased 18.7% to $9.4 million representing an 11% increase in membership accounts, continued strong renewal rates at 84%, and a 5% increase in the average membership fee.

•	Gross profits (net warehouse sales less cost of merchandise) increased 18.4% over the prior year on the higher warehouse sales, and gross margin increased 50 basis points as a percent of net warehouse sales.

•	Selling, general and administrative expenses as a percentage of net warehouse sales improved 180 basis points, as increased sales offset the expense increases associated with wages, utilities, credit cards, and costs related to public company compliance.

•	Loss from operations for the fiscal year was $5.3 million, which included $11.4 million in asset impairment and closure costs.

•	The closure of PSMT Mexico and impairment charges and continuing losses, $4.4 million for fiscal 2005.

•	The sale of PSMT Philippines during the year, and the prior year closure of Guam resulted in the Company recognizing largely non-cash charges of $19.5 million as discontinued operations, net of tax.

•	The exchange of common stock for outstanding shares of Series A and Series B Preferred Stock as part of the Company’s previously disclosed Financial Program resulted in the Company taking a non-cash charge of $20.6 million associated with a “deemed dividend”.

Comparison of Fiscal 2005 and Fiscal 2004

Net warehouse club sales increased 14.1% to $605.0 million in fiscal 2005 from $530.3 million in fiscal 2004. The Company’s sales were positively impacted by a generally strong economic environment in its markets. Warehouse clubs in all countries registered increased sales from fiscal 2004 to fiscal 2005. In particular, sales growth in the Dominican Republic, which was positively impacted by the strengthening of the Dominican peso compared to the US dollar, contributed 310 basis points of the year to year sales growth. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Years Ended August 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Amounts in thousands)
Central America	$369,673	61.1%	$340,661	64.2%	$29,012	8.5%
Caribbean	235,321	38.9%	189,601	35.8%	45,720	24.1%

	$604,994	100.0%	$530,262	100.0%	$74,732	14.1%

The sales increase for the year was entirely due to sales growth on a comparable warehouse club basis as no new warehouse clubs were added during the year. Comparable warehouse club sales, which are for warehouse clubs open at least 13.5 full months, increased 14.1% for the 52-week period ended September 4, 2005, compared to the same period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends.

Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, if a warehouse club opened during the fourth fiscal quarter on June 14, 2004, it would not be included in the comparable warehouse club sales until the first comparison of July 2005 with July 2004. For purposes of quarterly comparisons of comparable warehouse club sales, July and August 2005 results for this hypothetical warehouse club would be compared to July and August 2004 for the fourth quarter comparable sales. June 2005 results would not be taken into account in making the comparison. By contrast, a warehouse club opened June 16, 2004 would not be included in comparable warehouse club sales until the first comparison of August 2005 with August 2004.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2005, 2004 and 2003:

	Fiscal Year Ended August 31,
	2005	2004	2003
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	29%	29%	28%
Food (including dry and fresh foods)	44%	43%	47%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	17%	17%	13%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	8%	9%	10%
Other (including one-hour photo and food court)	2%	2%	2%

	100%	100%	100%

The Company’s warehouse club gross profit margin (defined as net warehouse club sales less associated cost of goods sold) for fiscal 2005 increased $13.7 million to $88.4 million, or 14.6% of net warehouse sales, from $74.6 million, or 14.1% of net warehouse sales for fiscal 2004. The improvement in gross margin as a percent of sales generally reflects improvements in the merchandise and operating efforts of the Company during the year as margins as a percentage of sales increased in substantially all merchandise categories. Margins for the full year were also positively impacted by foreign exchange movements during the year, particularly in the Dominican Republic. Compared to the prior year, fiscal 2005 margins as a percentage of sales improved 30 basis points due to foreign currency exchange. The increases in margin were partially offset by a $1.0 million charge to cost of goods sold in fiscal 2005 resulting from a customs inspection covering fiscal years 2001, 2002 and 2003 in one of the Company’s foreign subsidiaries. This charge reduced fiscal 2005 margin as a percentage of sales by 17 basis points.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 18.7% to $9.4 million, or 1.6% of net warehouse sales, in fiscal 2005 compared to $7.9 million, or 1.5% of net warehouse sales, in fiscal 2004. The increase in membership income reflects both a 10.9% increase in the number of membership accounts and a 5.0% increase in the average membership fee. Total membership accounts as of the end of fiscal 2005 were approximately 414,000, an increase of approximately 41,000 accounts over the end of fiscal 2004. As no new warehouse clubs were opened in fiscal 2005, the increase in membership came from existing warehouse clubs. The membership renewal rate for fiscal 2005 was 84%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income for fiscal 2005 was $4.0 million compared to $4.9 million in fiscal 2004. The decrease in other income reflects the reduction in licensing fees associated with the Company’s previously announced termination of the technology and trademark licensing agreements with the Company’s former China licensee. License fees in fiscal 2004 associated with the China licensee were $1.0 million. Other income in fiscal 2005 was positively impacted by the recognition of $400,000 of income related to marketing income in the second fiscal quarter which is not expected to be recurring.

Warehouse operating expenses increased 4.7% to $73.4 million, or 12.1% of warehouse sales, for fiscal 2005 from $69.8 million, or 13.2% of warehouse sales, in fiscal 2004. The $3.5 million increase in operating expenses were primarily a result of higher utility costs of $834,000 and increased costs of credit card fees related to higher sales of $755,000. In addition, payroll related expenses increased $1.3 million from fiscal 2004 to fiscal 2005 reflecting increased wages and the addition of staff in certain locations. Across all spending categories, the strengthening of the Dominican peso against the U.S. dollar resulted in an increase of $2.1 million related solely to the translation of local currency expenses to the U.S. dollar for financial statement reporting. Higher sales resulted in a 110 basis point improvement in warehouse operating expenses as a percent of sales in fiscal 2005 compared to the prior year.

General and administrative expenses decreased to $22.3 million, or 3.7% of net warehouse sales, for fiscal 2005 from $23.1 million, or 4.4% of net warehouse sales, in fiscal 2004. In fiscal 2005, the Company incurred approximately $1.5 million in outside consultants in the analysis and documentation of processes related to compliance with the Sarbanes-Oxley Act, and $700,000 in settlement costs related to securities litigation. The Company also recorded $500,000 in litigation costs related to the Guatemala and Philippines disputes during the year, and $603,000 related to the termination of an option to sell certain parcels of land that was initially granted in 2001 in exchange for 75,212 shares of the Company’s common stock. By comparison, in fiscal 2004, the Company incurred $1.0 million in costs during the year for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal 2003. General and administrative expenses in fiscal 2004 also included a $0.6 million bad debt expense attributable to the outstanding receivable due from the Company’s China licensee for license fees billed in the second and third quarter of fiscal 2004. The Company also incurred severance costs of $0.9 million during fiscal year 2004.

Pre-opening expenses, which represent expenses incurred before a warehouse club is in operation, were $99,000 for the year associated with the Company’s fourth location in Costa Rica, which opened on November 18, 2005.

Asset impairment and closure costs for fiscal year 2005 were $11.4 million compared to $1.2 million in fiscal year 2004. Included in the current year was a $7.1 million non-cash asset impairment charge taken in the third fiscal quarter associated with the write-down of the long-lived assets (leasehold improvements, and furniture and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. The Company also incurred asset impairment and closure costs during the year primarily related to a reassessment of certain liabilities and long-lived assets for its previously closed warehouse locations in Guatemala ($1.6 million) and Dominican Republic ($2.4 million). The Guatemala location, which is leased by the Company, has been sublet effective July, 2005. The Dominican Republic location is owned and is being marketed for sale. The charge taken in the fourth fiscal quarter for the Dominican Republic location reflects management’s revised assessment of the likely net selling price for the property. In fiscal 2004, the Company incurred $1.2 million in costs and non-cash charges which included $0.5 million for the closed Guatemala location, $166,000 in connection with the closure of a west coast U.S. distribution center in the fourth quarter, and ongoing carrying costs during the period.

Interest income reflects earnings on cash, cash equivalent balances and restricted cash deposits securing either long term debt or working capital lines of credit. Interest income was $1.8 million in fiscal 2005 and $1.9 million in fiscal 2004.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. deposits and on-going capital requirements. Interest expense for fiscal year 2005 was $5.4 million, compared to $7.9 million in fiscal year 2004. The decrease in interest expense reflects a reduction in debt during the current fiscal year. The Company paid off or converted to equity $77.1 million in short and long term debt during the year as a result of the cash received in January 2005 associated with the issuance of 6.8 million shares of common stock and the conversion of certain debt to common stock as described in the Company’s Financial Program, see Note 11 – Financial Program.

During fiscal 2005, the Company incurred foreign current tax expense of $4.7 million, which included $2.6 million for income tax contingencies. The Company also recognized a net deferred tax expense of $4.4 million, primarily related to the use of NOL on the U.S. income from continuing operations, resulting in a net tax expense of $9.1 million. During fiscal 2004, the Company incurred current income tax expense of $3.1 million (primarily related to its foreign operations, including provisions for income tax contingencies). The Company also recognized a net deferred tax expense of $1.1 million in 2004, primarily related to the increase of valuation allowances for foreign deferred tax assets, resulting in a net tax expense of $4.2 million.

Minority interest relates to the allocation of the joint venture income or loss to the minority interest stockholders’ respective interests. Minority interest stockholders’ respective share of net losses was $566,000 in fiscal 2005 compared to $697,000 in fiscal 2004. In fiscal 2005 the Company began recording 100% of the loss of the Company’s Aruba subsidiary resulting from that subsidiary having offset the minority interest stockholder’s equity through accumulated losses.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss. On February 11, 2005 it was announced that the Company and Grupo Gigante S.A. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. One location remains unsold although efforts are underway to sell it as well. The fixtures and equipment are also being sold. The proceeds from the sale of assets after all liabilities are satisfied will be distributed to the joint venture shareholders. Consequently, the Company continues to evaluate the carrying value of its investment with respect to the expected realizable value from those actions. Since the beginning of the fiscal year, the Company has recognized a $4.4 million reduction in the carrying value of its equity investment. Of that amount, $791,000 is associated with the Company’s 50% share of the operating losses through January 2005, the last full month before the closure announcement. The remaining $3.6 million relates to operating losses subsequent to January 2005, as well as, charges taken to reduce the value of the Company’s equity investment to the expected realizable value. In fiscal year 2004, the Company’s 50% share of losses of the joint venture was $4.8 million.

Discontinued operations, net of taxes relates to the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. These operations include PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam.

The costs included in discontinued operations, net of taxes are comprised of the following:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Guam pre-tax loss from operations	$(74)	$(3,117)	$(7,825)
Philippines pre-tax loss from operations	(4,232)	(8,950)	(3,341)
Pre-tax loss on divestiture	(24,827)	—	—

Loss before income taxes and minority interest	(29,133)	(12,067)	(11,166)
Income tax (provision) benefit	9,674	(8)	—
Minority interest	—	2,881	2,163

Discontinued operations, net of tax	$(19,459)	$(9,194)	$(9,003)

Preferred dividends of $648,000 reflect the accrued but unpaid dividends on the Company’s preferred stock for that portion of fiscal year 2005 prior to the exchange of common stock for the outstanding preferred stock in the first quarter. In fiscal 2004, the accrued but unpaid dividends for the preferred stock was $3.4 million. The Company had issued 20,000 shares of Series A Preferred Stock on January 22, 2002, which accrued 8% annual dividends that were cumulative and payable in cash. The Company issued 22,000 shares of Series B Preferred Stock on July 9, 2003, which accrued 8% annual dividends that were cumulative and payable in cash, and were subordinate to the Series A Preferred Stock.

The Company recorded a $20.6 million non-cash charge in the first quarter of fiscal 2005 to reflect the deemed dividend resulting from the exchange of common stock for outstanding shares of Series A and Series B preferred stock in that quarter. The basis for this charge is discussed in Note 11 – Financial Program – of the financial statements.

Comparison of Fiscal 2004 and Fiscal 2003

Net warehouse club sales increased 0.8% to $530.3 million in fiscal 2004 from $526.0 million. The Company experienced a reduction in wholesale business activity and lower than anticipated holiday sales due to inadequate merchandise levels in fiscal 2004 compared to fiscal 2003. The two warehouse clubs that were closed prior to the beginning of fiscal 2004 accounted for $26.3 million in net warehouse sales in fiscal 2003. The two new warehouse clubs which opened during fiscal 2003 accounted for an incremental $36.6 million in net warehouse sales in fiscal 2004 as compared to fiscal 2003. The following table indicates the percentage change in net warehouse club sales in the segments in which the Company operates.

	Years Ended August 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(Amounts in thousands)
Central America	$340,661	64.2%	$351,587	66.8%	$(10,926)	(3.1)%
Caribbean	189,601	35.8%	174,383	33.2%	15,218	8.7%

	$530,262	100.0%	$525,970	100.0%	$4,292	0.82%

The Company’s warehouse club gross profits (defined as net warehouse club sales less associated cost of goods sold) for fiscal 2004 increased $4.6 million to $74.6 million, or 14.1% of net warehouse sales, from $70.0 million, or 13.3% of net warehouse sales, for fiscal 2003. The improvement in gross margin generally reflects improvements in the merchandise and operating efforts of the Company during the year. Gross margins for the full year were positively impacted by reduced inventory shrink and lower markdowns as compared to the prior year, partially offset by costs incurred related to currency devaluations in certain markets during the year, most notably in Nicaragua.

Export sales represent U.S. merchandise exported to the Company’s licensee warehouse clubs operating in Saipan, direct sales to third parties from the Company’s distribution centers and sales to PriceSmart Mexico, an unconsolidated affiliate (see “Note 14 – Related Party Transactions” in the Notes to Consolidated Financial Statements included within), which began in fiscal 2003. Export sales were $1.1 million in fiscal 2004 compared to $7.0 million in fiscal 2003. The decrease of $5.9 million was primarily due to decreased direct sales to third parties through the Company’s distribution centers which include sales to PriceSmart Mexico, an unconsolidated affiliate. Export sales were $7.0 million in fiscal 2003 compared to $2.4 million in fiscal 2002. The increase was primarily due to increased sales to PriceSmart Mexico during the period when its warehouse clubs were initially opened.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 13.5% to $7.9 million, or 1.5% of net warehouse sales, in fiscal 2004 compared to $7.0 million, or 1.3% of net warehouse sales, in fiscal 2003. The increase in membership income reflects an increase in the average membership fee that the Company is charging in most locations.

Other income consists of commission revenue, rentals, advertising, merchandise demonstration income, construction revenue and fees earned from licensees. Non-license fee income decreased $1.0 million in fiscal 2004 from fiscal 2003 to $3.8 million. The decrease is attributable to the discontinuation of certain promotional programs and a reduction in merchandise demonstration activity in fiscal 2004 as compared to fiscal 2003. License fees for fiscal 2004 were $1.1 million compared to $1.2 million in the prior year resulting primarily from the Company’s decision to not record income associated with its China licensee in the fourth quarter pending resolution of certain matters, including the payment of past due amounts. In October 2004, the Company concluded that, in view of the lack of substantive progress arising from the parties’ discussions regarding past-due payments to be made by the licensee to the Company under the PRC Technology License Agreement (Amended) entered into in February 2001; it should proceed with sending a notice of default relating to the licensee’s non-payment. Accordingly, on October 7, 2004, the Company issued a notice of default to the licensee, demanding the payment of all due amounts within 30 days. The Company subsequently terminated the licensing agreement.

Warehouse operating expenses increased to $69.8 million, or 13.2% of warehouse sales, for fiscal 2004 from $66.2 million, or 12.6% of warehouse sales, in fiscal 2003. The increase in operating expense is attributable to an increase in utilities, repairs and maintenance, increased wage rates in certain warehouse club locations and increased costs with respect to credit card usage and fees.

General and administrative expenses increased to $23.1 million, or 4.4% of net warehouse sales, for fiscal 2004 from $22.3 million, or 4.2% of net warehouse sales, in fiscal 2003. The Company incurred $1.0 million in costs during the year for outside professional services attributable to legal proceedings arising from the Company’s restatement of financial results for fiscal year 2002 and the first three quarters of fiscal 2003. General and administrative expenses in fiscal 2004 also include a $0.6 million bad debt expense attributable to the outstanding receivable due from the Company’s China licensee for license fees billed in the second and third quarter of fiscal 2004. The Company incurred severance costs of $0.9 million during fiscal year 2004 (compared to $1.1 million in severance costs in fiscal 2003) and experienced increased insurance costs associated with workers compensation and director and officer liability as compared to fiscal 2003.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. During fiscal 2004, the Company incurred no pre-opening expenses. In fiscal 2003, two new warehouse clubs were opened for a total cost of $2.0 million.

Asset impairment and closure costs reflect the costs associated with the closure of warehouse clubs (including related severance payments), carrying costs of long-lived assets at previously closed warehouse club locations, and non-cash charges to properly reflect the book value of certain long lived assets or lease obligations based upon management’s assessment of fair market value for those assets or liabilities. In fiscal 2004, the Company incurred $1.2 million in costs and non-cash charges, primarily related to either the cost of closing a warehouse club, an updated assessment as to the fair market value and future cash flows of previously closed warehouse locations, or the ongoing carrying costs of assets at those locations. The estimated cash flows based upon market conditions for the previously closed Guatemala location resulted in a non-cash charge in the fourth fiscal quarter of $0.5 million. The Company had previously recorded a $3.8 million charge in fiscal 2003 relating to closure of the Guatemala warehouse club at the time of the club’s closing. Carrying costs for closed locations were $0.5 million for the fiscal year. The Company also recognized $166,000 in costs in connection with the closure of a west coast U.S. distribution center in the fourth quarter.

During fiscal 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. The warehouse clubs were closed June 15, 2003 and August 15, 2003, respectively. The decision to close these warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. The Company recorded closure costs and asset impairment charges of $7.1 million related to those warehouse clubs closed as of August 31, 2003.

Interest income primarily reflects earnings on cash, cash equivalent balances and restricted cash. Interest income was $1.9 million in fiscal 2004 and $2.5 million in fiscal 2003.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of new and existing warehouse clubs, and was $7.9 million for fiscal 2004 compared with $9.1 million in fiscal 2003

Income from related party of $500,000 in fiscal 2004 relates to an incentive the Company received from its then landlord, Price Legacy Corporation, to terminate early the lease of its corporate headquarters. The Company moved to its new corporate headquarters in San Diego on March 26, 2004. Sol Price, a significant stockholder of the Company, was at the time also a principal stockholder of Price Legacy Corporation, and directors Murray L. Galinson and Jack McGrory served on both companies’ boards of directors.

During fiscal 2004, the Company incurred current income tax expense of $3.1 million (primarily related to its foreign operations, including provisions for income tax contingencies). The Company also recognized a net deferred tax expense of $1.1 million in 2004, primarily related to the increase of valuation allowances for foreign deferred tax assets, resulting in a net tax expense of $4.2 million. During fiscal 2003, the Company incurred a net tax expense of $225,000, which included $858,000 for current foreign tax expense and a net deferred tax benefit of $640,000, primarily related to the reversal of a valuation allowance previously established against U.S. net deferred tax assets, offset by increases in the valuation allowances for foreign deferred tax assets.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. Losses from the Mexico joint venture in fiscal 2004 were $3.4 million of which the Company’s share was $1.7 million. During the fourth quarter of fiscal 2004, due to the historical operating losses and management’s assessment as to the inability to recover the full carrying amount of its investment in PSMT Mexico, S.A. de C.V., the Company recorded a charge of $3.1 million to reduce the Company’s “investment in unconsolidated affiliate.” In fiscal 2003, the first year of operation, the Mexico joint venture had net losses of $5.9 million, of which the Company’s share was $3.0 million.

Minority interest relates to the allocation of the joint venture income or (loss) to the minority interest stockholders’ respective interests. Minority interest stockholders’ respective share of net losses was $0.7 million in fiscal 2004 compared to $3.1 million in fiscal 2003.

Preferred dividends of $3.4 million and $1.9 million reflect dividends paid or accrued on the Company’s preferred stock for fiscal years 2004 and 2003, respectively. In fiscal 2002, the Company issued 20,000 shares of Series A Preferred Stock on January 22, 2002, which accrued 8% annual dividends that were cumulative and payable in cash. In fiscal 2003, the Company issued 22,000 shares of Series B Preferred Stock on July 9, 2003, which accrued 8% annual dividends that were cumulative and payable in cash, and are subordinate to the Series A Preferred Stock. On September 5, 2003, the Company determined it would not declare a dividend on the preferred stock, but the preferred dividends continued to accrue. At end of fiscal 2004, the Company had approximately $3.9 million in accrued preferred dividends in other current liabilities.

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company’s primary capital requirements are for the operating working capital needs of the Company, particularly those associated with the acquisition of an adequate level of U.S. and locally sourced merchandise for the Company’s warehouse clubs. In addition, funds during the last fiscal year were required as a result of the Company’s acquisition and subsequent construction of its new warehouse club in Costa Rica which opened in November 2005.

The Company ended fiscal year 2005 with $30.1 million in unrestricted cash and an additional $7.3 million in cash that is used to secure a working capital facility, the outstanding balance of which as of August 31, 2005 was zero and $5.2 million of commercial and standby letters of credit as of August 31, 2005.

The Company ended fiscal year 2005 with surplus working capital (defined as current assets less current liabilities) of $25.2 million compared to a working capital deficit of $1.3 million as of August 31, 2004. During the year, the Company’s working capital position improved by $26.5 million, attributable to the reduction of $18.9 million in current indebtedness and the conversion of approximately $20 million in short-term related party borrowings to common stock as part of the Financial Program (see “Note 11 – Financial Program” in the Notes to Consolidated Financial Statements included herein).

Net operating cash flows provided by continuing activities were $11.1 million for fiscal year 2005 compared to $19.6 million in fiscal year 2004, a change of $8.5 million. In fiscal year 2005, the Company increased merchandise inventories by $9.4 million from the beginning of the year due to higher inventory levels planned for the 2005 holiday season. In fiscal year 2004, the Company decreased merchandise inventories by $7.6 million from the beginning of that year. This change of $17.0 million was offset by that portion of the fiscal year 2005 loss from continuing operations attributable to non-cash impairment charges of $11.4 million compared to $1.2 million in fiscal year 2004. Net operating cash used in discontinued activities was $5.5 million in the current fiscal year compared to a net cash use of $6.7 million in fiscal 2004. The activities associated with discontinued operations primarily relate to the operating activities and the subsequent disposal of the Company’s Philippine subsidiary. Total net cash provided by operating activities was $5.7 million in fiscal 2005 compared to $12.9 million in fiscal 2004.

Net cash (used in) provided by investing activities for continuing operations was $(10.8) million and $3.6 million in fiscal years 2005 and 2004, respectively. The increase in the use of cash resulted primarily from the acquisition of land and the initial building costs associated with the new warehouse club location in Costa Rica. Through August 31, 2005, approximately $7.0 million has been invested in the new location, which is expected to cost approximately $10.2 million. In fiscal year 2004, the Company received an advance payment of $5.0 million for the sale of property in the Dominican Republic. The sale did not occur and the $5.0 million advance payment was subsequently converted to common shares.

Financing activities for continuing operations provided $14.1 million in fiscal year 2005 compared to $15.1million in fiscal 2004. A number of transactions related to the Financial Program (see “Note 11 – Financial Program” in the Notes to Consolidated Financial Statements included herein) occurred during fiscal year 2005. The Company received $47.8 million from the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until January 31, 2006. For the period from January 31, 2005 to August 31, 2005, the Company has received $624,000 for the sale of 78,061 shares under the $8 rights offering. In fiscal year 2005, the Company reduced total debt by $77.1 million; $26.4 million was through conversion to common stock and $50.7 million was through net principal repayments and the complete retirement of the debt, including $12.2 million associated with debt held by the Philippines and recorded as a use of cash in discontinued activities.

Financing Activities

The Company concluded significant phases of its previously announced Financial Program during the fiscal year (See “Note 11 – Financial Program” in the Notes to Consolidated Financial Statements included herein).

In the first fiscal quarter of 2005, the Company exchanged shares of its common stock, valued for such purposes at $10 per share, for $22 million of its Series B Cumulative Convertible Redeemable Preferred Stock. The Company also exchanged shares of its common stock valued for such purposes at $8 per share for a $25 million bridge loan plus accrued interest, the $5 million real estate advance for the subsequently cancelled sale of the Dominican Republic land and building plus accrued interest and $14.9 million of purchase order financing plus accrued interest, each extended to the Company by The Price Group, LLC. The Price Group, LLC is affiliated with Robert E. Price, Interim Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of the Company and Sol Price, a significant stockholder of the Company and father of Robert E. Price. Directors Robert E. Price, Murray L. Galinson, Jack McGrory and former director James F. Cahill were at the time co-managers of The Price Group, LLC and collectively owned a significant interest in that entity. In addition, as part of a separate transaction, the Company converted $20 million of its Series A Cumulative Convertible Redeemable Preferred Stock plus accrued dividends to common stock valued for such purpose at $10 per share.

In addition, the Company purchased a $10.2 million long-term note of its then Philippine subsidiary from the International Finance Corporation (“IFC”) and paid-off the outstanding balance of a $3.8 million long-term note to the Overseas Private Investment Corporation (“OPIC”). The Company simultaneously obtained the release of $6.8 million in restricted cash being held as partial collateral for those loans as part of the Financial Program.

On November 5, 2004, the Company entered into a short-term loan agreement for $3.0 million for a period of 90 days at a rate of 5% with The Price Group, LLC. This short-term loan was repaid on January 10, 2005.

In the second quarter of fiscal 2005, the Company received $47.8 million as a result of the sale of 6,827,542 shares of the Company’s common stock pursuant to the exercise of subscription rights during the $7 exercise period of the Company’s previously announced rights offering. The $7 subscription period ended on January 24, 2005. The $8 subscription period extends until January 31, 2006; thus far 78,061 shares of common stock have been sold during the $8 subscription period. The rights offering is part of the Financial Program.

In the third quarter of fiscal 2005, the Company repaid approximately $29.3 million in long-term debt with proceeds from the $7 subscription rights.

During fiscal year 2005, the Company retired or converted to equity $77.1 million of short and long-term debt.

Short-Term Borrowings and Long-Term Debt

As of August 31, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $1.6 million outstanding in short-term borrowings. At the end of fiscal 2004, the Company, together with its majority or wholly-owned subsidiaries, had $12.7 million in short-term borrowings.

Additionally, the Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of August 31, 2005, letters of credit totaling $5.2 million were outstanding under this facility, leaving availability under this facility of $1.8 million.

As of August 31, 2005, the Company, together with its majority or wholly-owned subsidiaries, had $29.3 million outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the Company up to its respective ownership percentage, except for approximately $3.8 million as of August 31, 2005, which is secured by stand-by letters of credit. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company has debt agreements, with an aggregate principal amount outstanding as of August 31, 2005 of $22.9 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of August 31, 2005, the Company satisfied these ratios.

As part of the Philippines divestiture agreement, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company has guaranteed 52% of approximately $5.9 million in outstanding loans, or $3.1 million. The guarantees on two of the loans, with outstanding balances of $2.9 million as of August 31, 2005, remain in effect for the life of the loans but the third loan, with an outstanding balance as of August 31, 2005 of $3.0 million, will lapse when the outstanding principal balance falls below $2.0 million. These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value was determined using an estimate of the cost to insure a loan with these attributes based on calculations derived from a government agency that provides insurance coverage for international export credit risk.

Contractual Obligations

As of August 31, 2005, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(2)	$29,332	$5,417	$14,273	$8,830	$812
Operating leases	123,998	6,975	13,174	13,357	90,492

Total	$153,330	$12,392	$27,447	$22,187	$91,304

(1)	Amounts exclude Philippine loan guarantees.
(2)	Amounts shown are for the principal portion of the long-term debt payment only. Future interest obligations will vary with changes in future LIBOR rates, making an accurate projection of future interest payments difficult.

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

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2005, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in all but three of its subsidiaries as well as certain U.S. deferred tax assets.

The Company has federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2005 of approximately $63.6 million and $15.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the U.S., which have increased due to the implementation of the Financial Program (as described in Note 11 to the Consolidated Financial Statements for the year ended August 31, 2005 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of it U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company believes that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code), there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. While the exact amount of this limitation has not yet been determined, based on preliminary calculations, the Company does not believe this will impact the recoverability of these NOLs. However, due to the significant net increase in NOLs for 2005, primarily as a result of the disposal of its Philippines operations, the Company did place a valuation allowance on $8.7 million of its NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not believe that the adoption of FIN 47 will have a significant effect on its future consolidated financial statements.

During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after

June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company adopted this pronouncement September 1, 2005 and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

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

Item 8. Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended August 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Diego, California

November 18, 2005

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	August 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$30,147	$32,910
Short-term restricted cash	7,331	7,255
Receivables, net of allowance for doubtful accounts of $2,260 and $1,011 in 2005 and 2004, respectively	1,906	1,542
Receivables from unconsolidated affiliate	811	—
Merchandise inventories	65,719	56,357
Prepaid expenses and other current assets	8,410	9,272
Assets of discontinued operations	118	49,442

Total current assets	114,442	156,778
Long-term restricted cash	1,045	18,222
Property and equipment, net	142,310	147,488
Goodwill	29,600	23,071
Deferred tax asset	22,260	16,009
Other assets	4,108	3,870
Long-term receivables from unconsolidated affiliate	—	1,316
Investment in unconsolidated affiliate	6,089	9,254

Total Assets	$319,854	$376,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$1,648	$12,699
Accounts payable	57,423	50,470
Accounts payable to and advances received from related party	—	20,273
Accrued salaries and benefits	4,513	4,149
Deferred membership income	4,773	3,758
Income taxes payable	2,271	746
Other accrued expenses	12,704	14,291
Long-term debt, current portion	5,417	13,219
Liabilities of discontinued operations	506	38,431

Total current liabilities	89,255	158,036
Long-term deferred tax liability	958	592
Deferred rent	1,427	468
Accrued closure costs	3,466	3,378
Long-term debt, related party	—	25,000
Long-term debt, net of current portion	23,915	57,172

Total liabilities	119,021	244,646

Minority interest	2,560	3,483
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.0001 par value (stated at cost), 2,000,000 shares authorized;
Series A convertible preferred stock – 20,000 shares designated, None and 20,000 shares issued and outstanding, respectively (liquidation preference of $0 and $21,867, respectively)	—	19,914
Series B convertible preferred stock – 30,000 shares designated, None and 22,000 shares issued and outstanding, respectively (liquidation preference of $0 and $24,014, respectively)	—	21,975
Common stock, $.0001 par value, 45,000,000 shares authorized; 26,031,180 and 7,775,655 shares issued and 25,596,755 and 7,339,810 shares outstanding (net of treasury shares), respectively	3	1
Additional paid-in capital	340,659	170,255
Tax benefit from exercise of stock options	3,379	3,379
Notes receivable from stockholders	(29)	(33)
Deferred compensation	(1,015)	(1,932)
Accumulated other comprehensive loss	(13,757)	(18,314)
Accumulated deficit	(121,534)	(57,902)
Less: treasury stock at cost; 434,425 and 435,845 shares, respectively	(9,433)	(9,464)

Total stockholders’ equity	198,273	127,879

Total Liabilities and Stockholders’ Equity	$319,854	$376,008

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended August 31,
	2005	2004	2003
Revenues:
Sales:
Net warehouse club	$604,994	$530,262	$525,970
Export	425	1,052	7,039
Membership income	9,424	7,939	6,995
Other income	3,982	4,938	5,991

Total revenues	618,825	544,191	545,995

Operating expenses:
Cost of goods sold:
Net warehouse club	516,611	455,626	455,945
Export	394	1,090	6,749
Selling, general and administrative:
Warehouse club operations	73,361	69,846	66,188
General and administrative	22,310	23,098	22,283
Preopening expenses	99	—	1,966
Asset impairment and closure costs	11,361	1,236	7,087

Total expenses	624,136	550,896	560,218

Operating loss	(5,311)	(6,705)	(14,223)
Other income (expense):
Interest income	1,754	1,929	2,512
Interest expense	(5,385)	(7,930)	(9,126)
Other expense	(994)	(215)	(308)
Income from related party	—	500	—

Total other income (expense)	(4,625)	(5,716)	(6,922)

Loss from continuing operations before provision for income taxes, losses (including impairment charges in 2005 and 2004) of unconsolidated affiliate and minority interest	(9,936)	(12,421)	(21,145)
Provision for income taxes	(9,140)	(4,236)	(225)
Losses (including impairment charges of $1.1 million and $3.1 million in 2005 and 2004, respectively) of unconsolidated affiliate	(4,368)	(4,828)	(2,967)
Minority interest	566	697	3,114

Loss from continuing operations	(22,878)	(20,788)	(21,223)
Discontinued operations, net of tax	(19,459)	(9,194)	(9,003)

Net loss	(42,337)	(29,982)	(30,226)
Preferred dividends	(648)	(3,360)	(1,854)
Deemed dividend on exchange of common stock for preferred stock	(20,647)	—	—

Net loss attributable to common stockholders	$(63,632)	$(33,342)	$(32,080)

Basic and diluted loss per share – common stockholders:
Continuing operations	$(1.13)	$(2.85)	$(3.09)
Discontinued operations, net of tax	$(0.96)	$(1.26)	$(1.31)
Preferred and deemed dividends	$(1.06)	$(0.46)	$(0.27)

Attributable to common stockholders	$(3.15)	$(4.57)	$(4.67)

Shares used in per share computation, basic and diluted	20,187	7,290	6,865

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED AUGUST 31, 2005

(amounts in thousands)

	Preferred Stock – Series A & Series B		Common Stock		Additional paid-in capital	Tax benefit from exercise of stock options	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive inc/ (loss)	Retained earnings (accumulated deficit)	Less: Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2002	20	19,914	7,283	1	161,094	3,360	(769)	(95)	(6,292)	7,520	498	(11,322)	173,411
Issuance of Series B convertible preferred stock	22	21,983	—	—	—	—	—	—	—	—	—	—	21,983
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(1,854)	—	—	(1,854)
Issuance of treasury stock	—	—	—	—	632	—	—	—	—	—	(79)	1,801	2,433
Exercise of stock options	—	—	3	—	6	—	—	—	—	—	(5)	124	130
Tax benefit from exercise of stock options	—	—	—	—	—	19	—	—	—	—	—	—	19
Stock compensation expense	—	—	—	—	2,388	—	—	(1,555)	—	—	—	—	833
Amortization of deferred compensation	—	—	—	—	—	—	—	336	—	—	—	—	336
Payment on notes receivable from stockholders	—	—	—	—	—	—			—	—	—	—	84
Net loss	—	—	—	—	—	—	—	—	—	(30,226)	—	—	(30,226)
Translation adjustment	—	—	—	—	—	—	—	—	(7,730)	—	—	—	(7,730)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(37,956)

Balance at August 31, 2003	42	41,897	7,286	1	164,120	3,379	(685)	(1,314)	(14,022)	(24,560)	414	(9,397)	159,419

Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(3,360)	—	—	(3,360)
Issuance of common stock	—	—	500	—	5,000	—	—	—	—	—	—	—	5,000
Issuance costs of Series B Convertible preferred stock	—	(8)	—	—	—	—	—	—	—	—	—	—	(8)
Repayment of notes receivable and reacquisition of common stock	—	—	—	—	(101)	—	317	—	—	—	22	(67)	149
Cancellation of notes receivable from stockholders	—	—	(10)	—	(94)	—	208	—	—	—	—	—	114
Stock compensation expense	—	—	—	—	1,330	—	—	(1,330)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	712	—	—	—	—	712
Payment of notes receivable from stockholders	—	—	—	—	—	—	10	—	—	—	—	—	10
Mark to market of employee restricted stock	—	—	—	—	—	—	117	—	—	—	—	—	117
Net loss	—	—	—	—	—	—	—	—	—	(29,982)	—	—	(29,982)
Translation adjustment	—	—	—	—	—	—	—	—	(4,292)	—	—	—	(4,292)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,274)

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

FOR THE THREE YEARS ENDED AUGUST 31, 2005

(amounts in thousands)

	Preferred Stock – Series A & Series B		Common Stock		Additional paid-in capital	Tax benefit from exercise of stock options	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive inc/ (loss)	Retained earnings (accumulated deficit)	Less: Treasury Stock		Total stockholders’ equity
	Shares	Amount	Shares	Amount							Shares	Amount
Balance at August 31, 2004	42	41,889	7,776	1	170,255	3,379	(33)	(1,932)	(18,314)	(57,902)	436	(9,464)	127,879
Dividends on preferred stock	—	—	—	—	—	—	—	—	—	(648)	—	—	(648)
Deemed dividend on exchange of common stock for preferred stock	—	—	—	—	20,647	—	—	—	—	(20,647)	—	—	—
Financial Program, exchange of common stock for preferred stock	(42)	(41,889)	10,185	1	91,751	—	—	—	—	—	—	—	49,863
Donated services	—	—	—	—	71	—	—	—	—	—	—	—	71
Exercise of warrants	—	—	200	—	1,808	—	—	—	—	—	—	—	1,808
Shares issued for Guatemala minority interest purchase	—	—	825	—	5,495	—	—	—	—	—	—	—	5,495
Contributed capital from significant stockholders for Guatemala minority interest purchase	—	—	—	—	1,105	—	—	—	—	—	—	—	1,105
Rights offering	—	—	6,905	1	48,417	—	—	—	—	—	—	—	48,418
Exercise of stock options	—	—	1	—	(16)	—	—	—	—	—	(2)	31	15
Shares issued for land purchase	—	—	139	—	1,113	—	—	—	—	—	—	—	1,113
Mark to market of employee restricted stock	—	—	—	—	—	—	4	—	—	—	—	—	4
Common stock issued and stock compensation expense	—	—	—	—	13	—	—	(13)	—	—	—	—	—
Disposal of Philippine subsidiary	—	—	—	—	—	—	—	—	900	—	—	—	900
Amortization of deferred compensation	—	—	—	—	—	—	—	930	—	—	—	—	930
Net loss	—	—	—	—	—	—	—	—	—	(42,337)	—	—	(42,337)
Translation adjustment	—	—	—	—	—	—	—	—	3,657	—	—	—	3,657

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(38,680)

Balance at August 31, 2005	—	$—	26,031	$3	$340,659	$3,379	$(29)	$(1,015)	$(13,757)	$(121,534)	434	$(9,433)	$198,273

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended August 31,
	2005	2004	2003
Operating Activities:
Loss from continuing operations	$(22,878)	$(20,788)	$(21,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,487	12,298	12,656
Allowance for doubtful accounts	1,249	385	451
Asset impairment and closure costs	11,361	1,236	7,087
Cancellation of note receivable from stockholder	—	114	—
Mark to market of shareholder note receivable	4	117	—
Deferred income taxes	3,789	1,085	(944)
Tax benefit from exercise of stock options	—	—	19
Minority interest	(566)	(697)	(3,114)
Equity in losses of unconsolidated affiliate, including impairment charges of $1.1 million and $3.1 million in 2005 and 2004, respectively	4,368	4,828	2,967
Compensation expense recognized for stock options	930	712	1,169
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	5,814	6,017	2,266
Merchandise inventories	(9,362)	7,649	3,393
Accounts payable and accounts payable to and advances received from related party	6,953	6,628	1,495

Net cash provided by continuing activities	11,149	19,584	6,222
Net cash used in discontinued activities	(5,487)	(6,693)	(1,848)

Net cash provided by operating activities	5,662	12,891	4,374

Investing Activities:
Additions to property and equipment	(10,755)	(1,436)	(14,209)
Advance received for sale of property	—	5,000	—
Investment in unconsolidated affiliate	—	—	(9,000)
Sale (purchase) of marketable securities	—	—	3,000
(Issuance) receipt of notes receivable	—	—	(1,000)

Net cash provided by (used in) continuing activities	(10,755)	3,564	(21,209)
Net cash used in discontinued activities	—	(673)	(8,014)

Net cash provided by (used in) investing activities	(10,755)	2,891	(29,223)

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(amounts in thousands)

	Years Ended August 31,
	2005	2004	2003

Financing Activities:
Proceeds from bank borrowings	59,123	73,988	81,449
Repayment of bank borrowings, net of proceeds from warrant exercise	(109,833)	(92,624)	(84,335)
Issuance of common stock in connection with rights offering	48,418	—	—
Proceeds from related party borrowings	3,000	25,000	—
Repayment of related party borrowings	(3,000)	—	—
Issuance of preferred stock	—	—	21,983
Restricted cash	17,101	3,632	(3,143)
Issuance of common stock	—	5,000	—
Contributions by minority interest shareholders	—	—	3,258
Issuance of treasury stock	—	—	2,433
Repayment of notes receivable and reacquisition of common stock	—	149	—
Issuance costs of common stock	(763)	—	—
Issuance costs of Series B Preferred stock	—	(8)	—
Dividends on convertible preferred stock	—	—	(1,600)
Proceeds from exercise of stock options	16	—	130
Repayment of notes receivable from stockholders	—	10	84

Net cash provided by continuing activities	14,062	15,147	20,259
Net cash provided by (used in) discontinued activities	(12,247)	(4,136)	3,352

Net cash provided by financing activities	1,815	11,011	23,611
Effect of exchange rate changes on cash and cash equivalents	515	(3,711)	(7,730)

Net increase (decrease) in cash and cash equivalents	(2,763)	23,082	(8,968)
Cash and cash equivalents at beginning of year	32,910	9,828	18,796

Cash and cash equivalents at end of year	$30,147	$32,910	$9,828

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,450	$7,097	$7,994
Income taxes	$1,722	$1,666	$1,420
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$22,231	$—	$—
Series B Preferred Stock	$22,000	$—	$—
Bridge loan and accrued interest	$25,318	$—	$—
Advance payment on real estate and accrued interest	$5,192	$—	$—
Purchase order financing and accrued interest	$15,586	$—	$—
Warrant exercise	$1,808	$—	$—
Issuance costs on preferred stock exchange	$(111)	$—	$—
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$2,298	$—	$—
Issuance of common stock for purchase of Guatemala minority interest	$5,495	$—	$—
Contributed capital from significant stockholders for purchase of Guatemala minority interest	$1,105	$—	$—
Issuance of common stock for purchase of land	$1,113	$—	$—

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2005, the Company had 22 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four in Panama, three in Costa Rica, two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. During fiscal 2005, the Company sold its interest in its former Philippine subsidiary, resulting in there being four fewer consolidated warehouse clubs in fiscal 2005 than in fiscal 2004. Also, three warehouse clubs operated in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. were closed. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of August 31, 2005. The Company principally operates in three segments based on geographic area.

Basis of Presentation – The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $121.5 million as of August 31, 2005. For the year ended August 31, 2005, the Company had a net loss attributable to common stockholders of $63.6 million and generated cash flow from operating activities of $5.7 million. The Company’s ability to fund its operations and service debt during fiscal 2005 has been improved following the implementation of the Financial Program as described in Note 11 – Financial Program. Management believes that its existing working capital is sufficient to fund its operations through at least August 31, 2006. Certain reclassifications, including those of the discontinued operations discussed in Note 3 – Discontinued Operations, have been made to prior periods to conform to current presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly-owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The table below shows the Company’s percentage ownership of, and basis of presentation for, each subsidiary as of August 31, 2005.

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated	(1)
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	67.5%	Consolidated
PriceSmart Mexico	50.0%	Equity
PriceSmart Nicaragua	51.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Trinidad	90.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated
Ventures Services, Inc.	100.0%	Consolidated

(1)	Entity is treated as discontinued operations in the consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash primarily represents time deposits that are pledged as collateral for the Company’s revolving line of credit and long-term restricted cash represents time deposits that are pledged as collateral for the Company’s long-term debt.

Merchandise Inventories – Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Allowance for Bad Debt – Credit is extended to a portion of members as part of the Company’s wholesale business and to third-party wholesalers for direct sales. The Company maintains an allowance for doubtful accounts based on assessments as to the collectibility of specific customer accounts, the aging of accounts receivable, and general economic conditions. If the credit worthiness of a specific customer deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from 3 to 15 years and that of buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised.

Goodwill – Goodwill, resulting from certain business combinations totaled $29.6 million at August 31, 2005 and $23.1 million at August 31, 2004. The increase in goodwill was due to the Company increasing its ownership in PriceSmart (Guatemala), S.A. from 66% to 100% in the third quarter of fiscal year 2005. The Company follows Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangibles,” which specifies that goodwill and some intangible assets should no longer be amortized, but instead will be subject to periodic impairment testing. Accordingly, the Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been incurred to date.

Revenue Recognition – The Company recognizes sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs) as incurred.

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

Foreign Currency Translation – In accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”) “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars using the exchange rates at the balance sheet date and revenues and expenses are translated at average rates prevailing during the period. Related translation adjustments are recorded as a component of accumulated other comprehensive loss.

Stock-Based Compensation – As of August 31, 2005, the Company had four stock-based employee compensation plans. Prior to September 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective September 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” using the prospective method with guidance from SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” to all employee awards granted, modified, or settled after September 1, 2002. Awards under the Company’s plans typically vest over five years and expire in six years. The cost related to stock-based employee compensation included in the determination of net income for the years ended August 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the “Black-Scholes” option-pricing model with the following weighted average assumptions used for grants in fiscal 2005, 2004 and 2003:

	Years Ended August 31,
	2005	2004	2003
Risk free interest rate	3.69%	4.31%	3.91%
Expected life	5 years	5 years	5 years
Expected volatility	45.34%	46.26%	45.58%
Expected dividend yield	0%	0%	0%

The following table summarizes the components of the stock compensation expense for the 12 months ended August 31, 2005, 2004 and 2003 (in thousands):

	Years Ended August 31,
	2005	2004	2003
Options granted to employees	$465	$291	$161
Option repricings	465	421	1,008

Stock compensation expense	$930	$712	$1,169

The weighted-average fair value of the stock options granted during 2005 and 2004 was $3.46 and $2.94, respectively.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Years Ended August 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(63,632)	$(33,342)	$(32,080)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	930	712	1,169
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,442)	(2,723)	(3,961)

Pro forma net loss attributable to common stockholders	$(65,144)	$(35,353)	$(34,872)

Loss per share:
Basic and diluted – as reported	$(3.15)	$(4.57)	$(4.67)
Basic and diluted – pro forma	$(3.23)	$(4.85)	$(5.08)

Accounting Pronouncements – In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its future consolidated financial statements.

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

During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company adopted this pronouncement September 1, 2005 and is currently evaluating the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB No. 29” (“SFAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

The Company had been unsuccessful in its efforts to achieve sustained profitability in its PriceSmart Philippines operation. As a result, and in part to resolve outstanding litigation between the Company and E-Class Corporation (“E-Class”), one of the minority shareholders of PSMT Philippines, Inc. (“PSMT Philippines”), the Company entered into an agreement dated August 5, 2005 to dispose of its interest (the “Divestiture”) in PSMT Philippines. The Divestiture was consummated on August 12, 2005.

The Company has released PSMT Philippines from its obligations with respect to amounts owed to the Company by PSMT Philippines primarily related to past merchandise shipments and has agreed to indemnify

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated financial statements reflect the results of operations and financial position of the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the closure costs line of the Statement of Operations. However, due to the shared management structure, as the Philippines and Guam activities were viewed as one activity, following the disposal of the Philippines operations, the results of the Philippines and Guam activities were consolidated in the discontinued operations line of the Statement of Operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31, 2005	August 31, 2004
Cash and cash equivalents	$33	$1,500
Accounts receivable, net	—	654
Inventory	—	6,463
Prepaid expenses and other current assets	33	913
Long-term restricted cash	—	10,200
Property and equipment, net	—	25,932
Other long-term assets	52	3,780

Assets of discontinued operations	$118	$49,442

Short-term borrowings	$—	$713
Accounts payable	—	5,678
Accrued salaries and benefits	—	347
Deferred membership income	—	415
Income taxes payable	—	1
Other accrued expenses	405	1,681
Long-term debt, current portion	—	3,284
Deferred rent	—	792
Long-term accrued closure costs	101	554
Long-term debt, net of current portion	—	24,966

Liabilities of discontinued operations	$506	$38,431

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the loss from the discontinued operations of each period presented, in thousands.

	Years Ended August 31,
	2005	2004	2003
Net warehouse club sales	$59,937	$63,963	$112,515

Pre-tax loss from operations	(4,306)	(12,067)	(11,166)
Pre-tax loss on divestiture	(24,827)	—	—

Loss before taxes and minority interest	(29,133)	(12,067)	(11,166)
Income tax benefit (provision)	9,674	(8)	—
Minority interest	—	2,881	2,163

Loss from discontinued operations	$(19,459)	$(9,194)	$(9,003)

Included in the pre-tax loss from operations are the costs associated with the closing of the warehouse club in Philippines in fiscal year 2003, and the warehouse club in Guam in fiscal year 2004. During fiscal 2003, the Company recorded a non-cash asset impairment charge of $3.7 million to write-down long-lived assets related to the underperforming warehouse club in Guam. Also, during fiscal 2003, the Company recorded approximately $911,000 of asset impairment and closure costs related to the closure of the Ortigas, Philippines warehouse club. Both of the impairment charges reflect the difference between the carrying value and fair value of those long-lived assets (building improvements and fixtures and equipment) that were not expected to be utilized at future warehouse club locations.

During fiscal 2004, the Company recorded approximately $2.2 million of additional closure costs related to the Guam and Philippines closed warehouse clubs. The Company also recorded approximately $3.2 million in additional non-cash impairment charges related to the write-down of the carrying value of the building at the closed warehouse club in the Philippines. This charge resulted from revised cash flow estimates regarding the marketability of the land and building for this location. As of August 31, 2004, there was approximately $1.3 million of accrued closure-related costs recorded on the consolidated balance sheet, relating primarily to the lease-related obligations that were established for the closed locations in the Philippines and Guam of approximately $1.2 million.

During fiscal year 2005, the Company recorded an additional $169,000 in closure costs related to the closed warehouse club in the Philippines and the one in Guam. Included in that amount was a reversal of approximately $569,000 related to the sub-leasing of the closed Philippine warehouse club, in the third quarter. The Philippines operations were sold as of August 12, 2005, thereby eliminating from the consolidated balance sheet closure-related costs. As of August 31, 2005, there was approximately $119,000 of accrued lease-related obligations for the Guam warehouse club on the consolidated balance sheet. Additionally, the Company recorded a contingent liability of $152,000 related to the fair value of guarantees for loans for which it is a guarantor. As part of the Philippines divestiture agreement, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company has guaranteed 52% of approximately $5.9 million in outstanding loans, or $3.1 million. The guarantees on two of the loans, with outstanding balances of $2.9 million as of August 31, 2005, remain in effect for the life of the loans, but the third loan, with an outstanding balance as of August 31, 2005 of $3.0 million, will lapse when the outstanding principal balance falls below $2.0 million. These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value was determined using an estimate of the cost to insure a loan with these attributes based on calculations derived from a government agency that provides insurance coverage for international export credit risk.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pre-tax loss on sale and divestiture consists of the following items for the year ended August 31, 2005, in thousands:

Write-off of Philippine intercompany receivable	$(19,639)
Write-off of Philippine investment	10,017
Impairment of loan receivable	(9,670)
Write-off of various notes receivable	(5,039)
Contingent liability for loan guarantees	(152)
Other costs	(344)

$(24,827)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	August 31,
	2005	2004
Land	$35,012	$34,068
Building and improvements	96,683	101,656
Fixtures and equipment	59,357	60,297
Construction in progress	4,473	241

	195,525	196,262
Less: accumulated depreciation	(53,215)	(48,774)

Property and equipment, net	$142,310	$147,488

Building and improvements includes net capitalized interest of $1.4 million and $1.5 million as of August 31, 2005 and 2004, respectively.

NOTE 5 – LOSS PER SHARE

Basic loss per share is computed based on the weighted average common shares outstanding in the period. Diluted loss per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, preferred stock, warrants and rights) except where their inclusion is antidilutive (in thousands, except per share data):

	Years Ended August 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(63,632)	$(33,342)	$(32,080)

Determination of shares:
Average common shares outstanding	20,187	7,290	6,865
Assumed conversion of:
Stock options(1)	—	—	—
Preferred stock(2)	—	—	—
Warrants(3)	—	—	—
Rights(4)	—	—	—

Diluted average common shares outstanding	20,187	7,290	6,865

Net loss attributable to common stockholders:
Basic and diluted loss per share	$(3.15)	$(4.57)	$(4.67)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Stock options representing 85,834, 23,366, and 29,299 shares were excluded, due to their anti-dilutive effects for the years ended August 31, 2005, 2004 and 2003, respectively.
(2)	Common stock was exchanged for the preferred stock in the first quarter of fiscal year 2005, as part of the Financial Program. As of August 31, 2004 and 2003, the preferred stock outstanding was convertible into 1,783,822 and 1,653,155 shares of common stock, respectively.
(3)	A warrant for the issuance of 200,000 shares of common stock was outstanding as of August 31, 2005, at an exercise price of $7 per share. These shares were excluded due to their anti-dilutive effects.
(4)	As of August 31, 2005, there were 6,098,043 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,147,065 shares of common stock.

NOTE 6 – RETIREMENT PLAN

PriceSmart offers a defined contribution retirement and 401(k) plans to its U.S. employees. Effective May 1, 2004, the 401(k) plan was amended to allow employees to enroll in the plan after 90 days of employment. Prior to May 1, 2004, under the existing 401(k) plan, employees were eligible for these plans after one year of employment. Enrollment in these plans begins on the first of the month following the employee’s eligibility. The Company makes nondiscretionary contributions to the 401(k) plan equal to 100% of the participant’s contribution up to an annual maximum of 4% of base compensation that a participant contributes to the plan. Employer contributions to the 401(k) plan were $255,000, $216,000 and $227,000 during fiscal 2005, 2004 and 2003, respectively.

NOTE 7 – STOCK OPTION PLAN AND EQUITY PARTICIPATION PLAN

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

In August 1998, four of the Company’s officers and an entity affiliated with a fifth officer purchased an aggregate of 29,324 shares of Common Stock pursuant to the stock purchase feature of the 1998 Plan. These officers delivered to the Company promissory notes in the aggregate amount of $316,972.50. In April 2000, an additional officer purchased 3,738 shares of Common Stock pursuant to the stock purchase feature of the 1998 Plan and delivered to the Company a promissory note in the amount of $149,987. The promissory notes delivered by the first five borrowers initially were non-recourse notes, bore interest at a rate of 6% per annum and had terms of six years. These notes were amended in June 1999 to become recourse notes, bearing interest at a rate of 5.85%. The sixth officer’s note is also a recourse note, with a six-year term bearing interest at a rate of 5.85%.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2004, upon the expiration of their respective promissory notes, the first five borrowers paid all remaining principal and interest due under the notes by delivering an aggregate of 22,195 shares of Common Stock valued at $7.56 per share (the closing price of the Common Stock on August 6, 2004) and paid an aggregate of $149,177 in cash. Each of the first five officers received cash bonuses in August 2004 and used the after-tax proceeds of the bonus to pay the cash portion of the repayments described above. As of August 31, 2004, the Company had one outstanding loan (not yet due) with a balance of approximately $150,000, related to the purchase of 3,738 shares. Following the repayment noted above, the Company determined that the remaining loan should be treated under variable accounting, and, therefore this loan has been marked to market as of August 31, 2005, resulting in a charge of $117,000 and $4,000 in fiscal years 2004 and 2005, respectively. The Company ceased extending new loans (or modifying existing loans) to any director or executive officer effective as of July 30, 2002.

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan authorizes 350,000 shares of the Company’s common stock for issuance. Options issued under the 2001 Plan typically vest over five years and expire in six years.

In November 2002, the Company adopted the 2002 Equity Participation Plan of PriceSmart, Inc. (the “2002 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2002 Plan authorizes 250,000 shares of the Company’s common stock for issuance. Options issued under the 2002 Plan typically vest over five years and expire in six years.

Effective April 23, 2003, the Company’s Board of Directors approved the repricing of all unexercised stock options held by employees of the Company with exercise prices greater than $20 to $20 per share. The affected options covered a total of 507,510 shares of common stock with a weighted average exercise price of $36.19 per share. Under the provisions of SFAS 123 and subsequent guidance issued under SFAS 148, a non-cash charge related to vested options of $833,000 was recognized and included in stock compensation expense for the year ended August 31, 2003. The Company also recorded a deferred compensation charge of $1.5 million for unvested options, which is being amortized over the remaining vesting periods of the options.

In fiscal year 2004, 151,000 options of the 507,510 repriced stock options, expired or were cancelled. As a result, the Company recorded a reduction of the compensation expense of $43,000 and a reduction in deferred compensation of $278,000. The Company recognized the expense relating to repriced stock options of $465,000 and $421,000 in fiscal year 2005 and 2004, respectively. All other terms and conditions of the options remain the same.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total stock option activity relating to the 1997 Plan, 1998 Plan, 2001 Plan and 2002 Plan was as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2002	1,074,747	$28.29
Granted	558,510	19.97
Exercised	(7,083)	16.10
Cancelled	(523,422)	35.78

Shares subject to outstanding options at August 31, 2003	1,102,752	$20.61
Granted	460,500	6.30
Exercised	0	0.00
Cancelled	(629,569)	18.48

Shares subject to outstanding options at August 31, 2004	933,683	$15.02
Granted	10,500	7.66
Exercised	(3,005)	6.19
Cancelled	(116,828)	26.10

Shares subject to outstanding options at August 31, 2005	824,350	$13.39

As of August 31, 2005, options to purchase 386,902 shares were exercisable and there were 1,330,755 shares of the Company’s common stock reserved for future issuance, of which 506,405 shares are available for future grants. The following table summarizes information about stock options outstanding at August 31, 2005:

Range of Exercise Prices	Outstanding as of Aug. 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of Aug. 31, 2005	Weighted- Average Exercise Price
$ 4.13 – 8.25	438,000	4.4	$6.25	128,412	$6.21
8.25 – 12.38	15,000	4.2	8.90	3,000	8.90
16.50 – 20.63	318,350	2.2	19.84	216,490	19.85
28.88 – 33.00	6,000	5.4	32.13	6,000	32.13
33.00 – 37.13	44,000	3.0	35.01	30,000	35.01
37.13 – 41.25	3,000	4.4	39.00	3,000	39.00

$ 4.13 – 41.25	824,350	3.5	$13.39	386,902	$16.75

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is net losses, plus certain other items that are recorded directly to stockholders’ equity. The only other such item currently applicable to the Company is for translation adjustments resulting from the conversion of financial statements in foreign subsidiaries to U.S. dollars. The Company’s comprehensive loss was $(38.7) million, $(34.3) million and $(37.9) million as of August 31, 2005, 2004 and 2003, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal 2003, the Company closed two warehouse clubs, one each in Dominican Republic and Guatemala. The Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

As a result of the closures mentioned above, during fiscal 2003, the Company recorded closure costs and impairment charges of $6.3 million related to those warehouse clubs closed as of August 31, 2003. Impairment charges of $1.5 million were included in the $6.3 million, reflecting the difference between the carrying value and the fair value of those long-lived assets (building improvements and fixtures and equipment) that were not expected to be utilized at future warehouse club locations. Also during fiscal 2003, the Company recorded non-cash asset impairment charges of $776,000 to write-down long-lived assets related to the underperforming warehouse club in the United States Virgin Islands. This charge also reflected the difference between the carrying value and fair value of those long-lived assets that were not expected to be utilized at future warehouse club locations. The fair value of long-lived assets was based on estimated selling prices for similar assets.

During fiscal 2004, the Company recorded approximately $1.2 million of additional closure costs related to the two closed warehouse clubs and one closed distribution center.

During fiscal 2005, closure costs were $4.3 million. During the third quarter of fiscal 2005, the Company executed a sublease agreement for its closed warehouse club in Guatemala. The sublease agreement resulted in an additional charge of $324,000 based on the new sublease terms as compared to the assumptions used to compute the original liability. The Company also recorded a non-cash charge of $892,000 for the write-off of fixed assets at the closed Guatemala warehouse club related to the subleasing activity. The Company also recorded an additional non-cash charge of $2.4 million for the write-off of fixed assets at the closed Dominican Republic warehouse club. This charge reflects management’s revised assessment of the likely net selling price for the property.

Also, during the third quarter of fiscal 2005, the Company recorded a non-cash asset impairment charge of $7.1 million. This charge is associated with the write-down of long-lived assets (leasehold improvements and fixtures and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. This charge was taken because future undiscounted cash flows expected from that operation which, while positive over the expected life of the associated long-lived assets, are not sufficient to recover the carrying value of those assets. Consequently, the carrying value of those assets was reduced to an estimated fair value as required under SFAS 144.

A reconciliation of the movements in the charges and related liabilities derived from the closed warehouse clubs in 2003, 2004 and 2005 is as follows (in thousands):

	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2003	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2004	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2005
Lease obligations	$3,817	(29)	—	3,788	693	(494)	—	3,987	324	(599)	—	$3,712
Asset impairment	1,493	—	(1,493)	—	—	—	—	—	3,397	—	(3,397)	—
Other associated costs	1,001	(381)	(586)	34	543	(80)	(424)	73	536	(426)	(98)	85

Total	$6,311	(410)	(2,079)	3,822	1,236	(574)	(424)	4,060	4,257	(1,025)	(3,495)	$3,797

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is committed under 14 non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between 2006 and 2031. Rental expense charged for operating leases of open locations totaled approximately $8.7 million, $7.9 million and $7.9 million for fiscal years 2005, 2004 and 2003, respectively. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

	Amount
Years Ended August 31,	Open Locations	Closed Location(1)	Discontinued Operations(2)
2006	$6,975	$642	$400
2007	6,593	642	400
2008	6,581	642	400
2009	6,662	642	400
2010	6,695	642	400
Thereafter	90,492	6,420	400

Total	$123,998	$9,630	$2,400

(1)	The net present value of the closed Guatemala warehouse club net expected lease obligation has been recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs”.
(2)	The net present value of the closed Guam warehouse club net expected lease obligation has been recorded in “Liabilities of discontinued operations” on the consolidated balance sheets.

During fiscal year 2005, the Company sub-leased its closed location in Guatemala for $300,000 a year for the first and second year; $414,000 the third year; with CPI increase not exceeding 3.5% each year in the fourth and fifth year; $500,000 for the sixth year; and with CPI increase each year not exceeding 3.5% each year for the remaining six years until the end of the sub-lease in 2017. For the discontinued operation in Guam, the Company sub-leased the warehouse for approximately the same amount as its rental expense, $400,000 a year.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Defendants and the parties to the remaining class action lawsuits entered into a settlement which was approved by Judge Houston on August 18, 2005 and judgment was entered. Under the settlement, in exchange for a full release of all claims plaintiffs received $2,350,000 (of which the Company’s directors and officers insurance carrier paid 80% and the Company paid 20%, as the Company and the carrier agreed that effective as of March 1, 2005 the Company satisfied the $1,000,000 retention on its insurance policy).

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

On August 5, 2005 the Company entered into an agreement to resolve all outstanding litigation between the Company and E-Class as well as Go and his affiliates. Under the terms of the agreement, the Company transferred its shares in PSMT Philippines to Go in exchange for dismissal of all pending litigation in the Philippines and the San Diego Superior Court, a mutual release of all claims, and agreements by E-Class and Go to indemnify the Company and its officers, directors, stockholders and agents from any and all claims arising out of the following: (i) five ground leases under which PSMT Philippines is a tenant; (ii) approximately $6 million

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of debt borrowed by PSMT Philippines and guaranteed by the Company; (iii) any and all lawsuits against PSMT Philippines; (iv) any taxes, duties or VAT owed under Philippine law with respect to merchandise previously shipped, imported or cleared by Go, his affiliates or PSMT Philippines; (v) liabilities to PSMT Philippines employees for compensation, benefits and retirement benefits, including any severance obligations; (vi) any membership refunds or other liability to members in the event the membership concept is terminated or the business is closed; (vii) any claims made against the Company or its officers, directors, stockholders or agents by Go affiliates; and (viii) Go’s, E-Class’ or PSMT Philippines’ reinstitution or pursuit of the litigation and claims released pursuant to the agreement. E-Class and Go also agreed to become directly liable for $9.5 million of debt currently owed by PSMT Philippines to the Company and to accept the business of PSMT Philippines and the Company’s shares in PSMT Philippines on an “as-is” basis. Further, the Company released PSMT Philippines from its obligations with respect to amounts owed to the Company by PSMT Philippines primarily related to past merchandise shipments and agreed to indemnify PSMT Philippines and its officers, directors, stockholders and agents and to hold them harmless from any claims arising out of previously settled litigation between the Company and its prior Philippines licensee. The Company will have the right, but not the obligation, to continue to make available U.S. exports to PSMT Philippines on a COD basis and will provide information technology services for an agreed-upon period of time. The Company also will allow PSMT Philippines to use for one year the “PriceSmart” name at the four current warehouse clubs in Manila, subject to certain specified conditions.

NOTE 11 – FINANCIAL PROGRAM

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

The issuance of up to 16,052,668 shares of Common Stock in connection with a rights offering pursuant to rights distributed to the holders of outstanding shares of common stock, and the issuance of up to 3,125,000 shares of Common Stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The $7 rights offering subscription period began on December 21, 2004 and ended on January 24, 2005. A total of 6,827,542 shares of common stock were sold during this period. The total proceeds were $47.8 million. The $8 rights offering period began on January 25, 2005 and initially expired on December 21, 2005, but has been extended to January 31, 2006. A total of 78,061 shares of common stock have been sold thus far during the $8 rights offering period.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into an agreement with the International Finance Corporation (the “IFC”) in the first fiscal quarter of 2005 providing for the following: (i) the Company granted the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended by the IFC to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs were reduced on one loan by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the Company’s transactions with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. All of the above elements were completed during the Company’s first and second quarters of fiscal 2005. The warrant was issued, in the second quarter of fiscal 2005, and the warrant was exercised with respect to 200,000 shares of the Company’s common stock on January 26, 2005. Pursuant to the terms of the warrant, the exercise price was paid by reducing the principal amount of two of the loans extended to the Company by the IFC. As a result, long-term debt was reduced by $1.4 million. The balance of the warrants may be exercised at any time until November 30, 2005.

Additionally, in connection with the Financial Program and with Emerging Issues Task Force, Topic D-42, the Company has recorded a non-cash charge to “deemed dividend on exchange of common stock for preferred stock” in the Company’s consolidated statement of operations of $20.6 million, resulting in an increase in the reported “net loss attributable to common stockholders.” In accordance with Emerging Issues Task Force, Topic D-42, the amount of the charge is equal to the difference of the value at the time of exchange of the shares of common stock exchanged for the preferred stock minus the value of the shares that the holders of the preferred stock otherwise would have had the right to receive upon conversion of the preferred stock under their original terms. The Company’s consolidated balance sheet records this charge as an increase in accumulated deficit with a corresponding increase in additional paid in capital, resulting in no change to the Company’s total stockholders’ equity.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – INCOME TAXES

Income (loss) from continuing operations before (provision) benefit for income taxes, losses (including impairment) of unconsolidated affiliate and minority interest includes the following components (in thousands):

	Years Ended August 31,
	2005	2004	2003
United States	$10,743	$(214)	$(1,717)
Foreign	(20,679)	(12,207)	(19,428)

Income (loss) from continuing operations before (provision) benefit for income taxes, losses (including impairment) of unconsolidated affiliate and minority interest	$(9,936)	$(12,421)	$(21,145)

Significant components of the income tax (provision) benefit are as follows (in thousands):

	Years Ended August 31,
	2005	2004	2003
Current:
U.S.	$—	$(57)	$(7)
Foreign	(4,698)	(3,102)	(858)

Total	(4,698)	(3,159)	(865)

Deferred:
U.S.	(4,870)	2,021	724
Foreign	7,802	3,037	5,030
Valuation Allowance – U.S.	71	(1,772)	2,487
Valuation Allowance – Foreign	(7,445)	(4,363)	(7,601)

Total	(4,442)	(1,077)	640

(Provision) Benefit for Income Taxes	$(9,140)	$(4,236)	$(225)

The reconciliation of income tax computed at the Federal statutory tax rate to the (provision) benefit for income taxes is as follows (in thousands):

	Years Ended August 31,
	2005	2004	2003
Federal tax (provision) benefit at statutory rates	$3,378	$4,223	$7,189
State taxes, net of Federal benefit	(820)	(27)	25
Differences in foreign tax rates and permanent items	(4,324)	(2,297)	(2,325)
(Increase) decrease in U.S valuation allowance	71	(1,772)	2,487
(Increase) decrease in Foreign valuation allowance	(7,445)	(4,363)	(7,601)

(Provision) benefit for income taxes	$(9,140)	$(4,236)	$(225)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2005 and 2004 are shown below (in thousands):

	August 31,
	2005	2004
Deferred tax assets:
U.S. net operating loss carry-forward	$22,555	$14,349
U.S. capital loss carry-forward	4,066	10,986
U.S. timing differences and AMT credits	322	756
Deferred compensation	1,121	750
Foreign tax credits	1,285	2,176
Foreign deferred taxes	19,903	12,835

Total deferred tax assets	49,252	41,852
U.S. valuation allowance	(8,185)	(13,367)
Foreign valuation allowance	(18,807)	(12,476)

Net deferred tax assets	$22,260	$16,009

As of August 31, 2005 and 2004, the Company had deferred tax liabilities of $958,000 and $592,000, respectively, arising from timing differences in certain subsidiaries.

The Company operates in multiple international jurisdictions, which creates certain risks regarding the interpretation and enforcement of tax laws and regulations. In the ordinary course of a global business there are many transactions for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of inter-company arrangements to share revenue and costs. In such arrangements there are uncertainties about the amount and manner of such sharing which could ultimately result in changes once the arrangements are reviewed by taxing authorities. Although the Company believes that its approach to determining the amounts of such arrangements is reasonable, no assurance can be given that the final exposure from these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals.

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable and estimable exposures. At August 31, 2005, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

Specific matters which have come to the Company’s attention in this respect are:

1. During fiscal 2004, the government of Costa Rica notified the Company that it disagrees with the Company’s treatment of certain inter-company transactions and claims for a total of $1.8 million in back taxes, penalties and interest. A defense to these claims has been presented to the relevant authorities, but they remain pending and to date the Company considers that no provision is currently required.

2. As part of its ongoing assessment of the applicability of the relevant tax laws in the various countries in which it operates, the Company has determined that a potential incremental tax liability exists regarding the Company’s past treatment of certain inter-company transactions. Accordingly, the Company recognized $2.6 million and $1.7 million of current tax expense for these contingencies in fiscal 2005 and 2004, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. As of August 31, 2005 and 2004, the Company had recorded within other accrued expenses a total of $6.7 million and $2.9 million, respectively, for income and other tax related contingencies.

During fiscal 2005, the Company incurred foreign current tax expense of $4.7 million, which included $2.6 million for income tax contingencies. The Company also recognized a net deferred tax expense of $4.4 million, primarily related to the use of NOLs on the U.S. income from continuing operations, resulting in a net tax expense of $9.1 million. During fiscal 2004, the Company incurred current income tax expense of $3.1 million (primarily related to its foreign operations, including provisions for income tax contingencies). The Company also recognized a net deferred tax expense of $1.1 million in 2004, primarily related to the increase of valuation allowances for foreign deferred tax assets, resulting in a net tax expense of $4.2 million. During fiscal 2003, the Company incurred a net tax expense of $225,000, which included $858,000 for current foreign tax expense and a net deferred tax benefit of $640,000, primarily related to the reversal of a valuation allowance previously established against U.S. net deferred tax assets, offset by increases in the valuation allowances for foreign deferred tax assets.

During fiscal 2005, as a result of significant losses in many of the Company’s foreign subsidiaries, management concluded that full valuation allowances were necessary in all but three (two in 2004) of these foreign subsidiaries. Factors considered by management include history of cumulative losses or income, projected earnings based upon current operations and determining whether the net operating loss carry-forward periods are sufficient to realize the related deferred tax assets. Based upon the weight of all the positive and negative evidence, management concluded that it is more likely than not that deferred tax assets would not be realized in certain countries. Accordingly, the Company had net foreign deferred tax assets of $1.1 million and $0.5 million as of August 31, 2005 and 2004, respectively.

The Company has federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2005 of approximately $63.6 million and $15.8 million, respectively. The Federal and state tax loss carry-forwards expire during periods ranging from 2010 through 2025 and 2006 through 2025, respectively, unless previously utilized. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the U.S., which have increased due to the implementation of the Financial Program (as described in Note 11—Financial Program), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of it U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

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

As of August 31, 2005, the Company also has foreign tax credits that expire from 2006 through 2015 of $1.3 million. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances of $0.7 million on U.S. foreign tax credit carry-forwards generated before the date of the deemed ownership change.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has capital loss carry-forwards expiring in 2024 and 2025 of $10.2 million, resulting from the PSMT Philippines disposal and impairment provisions for its investment in Mexico. As these capital losses can only be used to offset capital gains and the Company has no current plans to be able to use these capital losses, a full valuation allowance has been recorded against them. The $24.5 million of capital losses that expired in 2005 unused were removed from the balance sheet. There was no tax expense as a result of this expiration, as there was a full valuation allowance recorded against them.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2005 and 2004, the undistributed earnings of these foreign subsidiaries are approximately $14.1 million and $12.9 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credit carry-forwards. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

NOTE 13 – DEBT

As of August 31, 2005 and 2004, the Company, together with its majority or wholly-owned subsidiaries, had $1.6 million and $12.7 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.0% and 8.7%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage, as listed below (in thousands). Each of the facilities expires during the year and is typically renewed. As of August 31, 2005 and 2004, the Company had approximately $10.0 million and $5.2 million available on these facilities, respectively.

	August 31,
	2005	2004
Note due November 2005, 8% in 2005 and 2004	$1,361	$1,639
Note due September 2004, 6.75% in 2004	—	1,000
Note due February 2005, 12% in 2004	—	900
Note due April 2005, 8.50% in 2004	—	1,300
Note due September 2004, 7% in 2004	—	500
Note due April 2005 7% in 2004	—	375
Note due upon demand, 9.25% in 2004	—	1,777
Note due upon demand, 7% in 2004	—	843
Note due upon demand, 8% in 2004	—	638
Overdraft Facilities in 2005 and 2004	287	227
Note due October 2004, 9.50% in 2004	—	2,300
Note due November 2004, 9.50% in 2004	—	200
Note due January 2005, 9.50% in 2004	—	1,000

Short-term debt	$1,648	$12,699

Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of August 31, 2005, letters of credit totaling $5.2 million were outstanding under this facility, leaving availability under this facility of $1.8 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt (including long-term debt, related party) consists of the following (in thousands):

	August 31,
	2005	2004
Note due May 2008 (three-month LIBOR + .50%), 3.85% in 2005	$3,750	$—
Note due October 2005 (six-month LIBOR + 4.0%), 5.87% in 2004	—	2,052
Note due August 2005, 1.82% in 2004	—	3,750
Note due May 2005, 11.25% in 2004	—	3,750
Note due May 2004, 11.25% in 2004	—	3,750
Note due September 2010 (six-month LIBOR + 4.0%), 7.45% and 5.87% in 2005 and 2004, respectively	14,254	17,875
Note due September 2010, 9.24% in 2004	—	4,063
Note due April 2006, 11.50% in 2004	—	3,750
Note due December 2005 (three-month LIBOR + 4.0%), 5.68% in 2004	—	500
Note due December 2004 (three-month LIBOR + 4.0%), 5.68% in 2004	—	1,063
Note due May 2011 (six-month LIBOR + 2.6%), 6.05% and 4.47% in 2005 and 2004, respectively	8,638	10,000
Note due February 2006 (three-month LIBOR + 5.125%), 6.81% in 2004	—	1,120
Note due June 2007 (three-month LIBOR + 4.0%), 5.68% in 2004	—	2,681
Note due March 2008, 5.00% in 2004	—	2,243
Note due October 2005 (three-month LIBOR + 1.75%), 3.43% in 2004	—	2,637
Note due March 2011 (three-month LIBOR + 4.0%), 5.68% in 2004	—	4,050
Note due August 2005, 9.25% in 2004	—	984
Note due December 2007, 6.5% in 2005	190	—
Note due October 2004, 10.50% in 2004	—	276
Note due August 2006, 8.00% in 2004, due to a related party	—	25,000
Note due February 2008, 9.50% in 2005 and 2004	2,500	3,500
Note due April 2008, 10.50% in 2004	—	2,347

Total	29,332	95,391
Less: current portion	5,417	13,219

Long-term debt	$23,915	$82,172

As of August 31, 2005 and 2004, the Company, together with its majority or wholly owned subsidiaries, had $29.3 million and $95.4 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $3.8 million and $15.0 million, as of August 31, 2005 and 2004, respectively, which is secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $37.3 million and $81.5 million as of August 31, 2005 and 2004, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt during the next five fiscal years are as follows (in thousands):

Years Ended August 31,	Amount
2006	$5,417
2007	5,569
2008	8,704
2009	4,415
2010	4,415
Thereafter	812

Total	$29,332

Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties in order to incur additional indebtedness, the Company must comply with specified financial covenants, which include current ratio, debt service ratio and leverage ratios. As of August 31, 2005, the principal amount outstanding on this debt was $22.9 million and the Company was in compliance with all of these ratios.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

Sale of Common Stock: In October 2003, entities affiliated with Sol Price and Robert E. Price purchased an aggregate of 500,000 shares of Common Stock for an aggregate purchase price of $5.0 million.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Relationship with Price Legacy Corp: On March 26, 2004, the Company moved into its new headquarters located in San Diego, California. Prior to this move, the Company leased office space from Price Legacy, a business in which Robert E. Price and his affiliates owned more than 20% of its common stock, to house its headquarters. In April 2004, the Company received $500,000 from its then landlord, Price Legacy, as an incentive to terminate early the lease of its headquarters. For the year ended August 31, 2005, 2004 and 2003, the Company paid Price Legacy $0, $209,000 and $388,000 in rent, respectively.

Use of Private Plane: From time to time members of the Company’s management have used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings and review warehouse club operations in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (and previously included James F. Cahill). The Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering, and international fees. The Company paid approximately $159,000 and $86,000 and $137,000 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively, to cover these costs.

Put Option Agreement: On December 15, 2003, the Company entered into an agreement with the Sol and Helen Price Trust, a trust affiliated with Sol Price, giving the Company the right to sell all or a portion of specified real property to the Trust at any time on or prior to August 31, 2004 at a price equal to the Company’s

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses to this law firm of approximately $313,000, $108,200 and $67,600 during fiscal 2005, 2004 and 2003, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $748,000, $757,000 and $723,500 in rental income for this space during fiscal years 2005, 2004 and 2003, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $266,000 and $305,000 of rental income for fiscal 2005 and 2004, respectively, for space leased to it by the Company. The Company also received approximately $747,000, $525,000 and $481,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in fiscal years 2005, 2004 and 2003, respectively. Additionally, in February 2005, the Company received a refund of approximately $374,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000, which was repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), of which none is outstanding as of August 31, 2005, but which is still available to the Company. Mr. Zurcher is indirectly a 40% shareholder of a real estate development company

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from which the Company received an aggregate of $0, $286,000 and $190,497 for construction management services in fiscal years 2005, 2004 and 2003, respectively.

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

Relationship with PriceSmart Mexico: The Company sold inventory to PriceSmart Mexico and charged it for salaries and other administrative services. Such transactions were in the ordinary course of business, at negotiated prices comparable to those of transactions with other customers. For fiscal years 2005 and 2004 export sales to PriceSmart Mexico were approximately $214,000 and $583,000, respectively, and are included in total export sales of $425,000, and $1.1 million, respectively, on the consolidated statements of operations. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales.

During the last half of fiscal 2005, the Company purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At August 31, 2005, the aggregate amount of equipment purchased from Mexico was $1.5 million.

Relationships with PSC, S.A.: Mr. Zurcher is a director and stockholder of PSC, S.A. and PSC, S.A. owns 49% of PriceSmart Nicaragua.

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

The Company believed that the development of the properties located in Santa Elena, Heredia and Santa Domingo, each of which are located adjacent to certain of the Company’s warehouse clubs in these locations, may be detrimental to the operation of such warehouse clubs. Accordingly, the Company’s Board of Directors

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized a transaction whereby PSC (i) conveyed the Santa Domingo property to the Company or a wholly owned subsidiary thereof and (ii) relinquished all of its rights to acquire the properties located in Santa Elena and Heredia that it obtained pursuant to its exercise of the Option as described above. In exchange, the Company issued to PSC S.A., 138,820 shares of its common stock, valued for such purpose at an aggregate of $1,112,960.

The Company believes that each of the related party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 15 – ACQUISITION OF MINORITY INTEREST

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – CONVERTIBLE PREFERRED STOCK

On January 22, 2002, the Company issued 20,000 shares of Series A Preferred Stock and warrants to purchase 200,000 shares of common stock (that expired unexercised on January 17, 2003) for an aggregate of $20 million, with net proceeds of $19.9 million. The Series A Preferred Stock was convertible, at the option of the holder at any time, or automatically on January 17, 2012, into shares of the Company’s common stock at the conversion price of $37.50, subject to customary anti-dilution adjustments. The Series A Preferred Stock accrued a cumulative preferred dividend at an annual rate of 8.0%, payable quarterly in cash. The shares were redeemable on or after January 17, 2007, in whole or in part, at the option of the Company, at a redemption price equal to the liquidation preference or $1,000 per share plus accumulated and unpaid dividends to the redemption date. As of August 31, 2005, no shares of Series A Preferred Stock remained outstanding because the Company exchanged shares of common stock for all outstanding shares in connection with the Financial Program. See Note 11 – Financial Program.

On July 9, 2003, entities affiliated with Robert E. Price, Interim President and Chief Executive Officer, Chairman of the Board of Directors and a significant stockholder of PriceSmart, and entities affiliated with Sol Price, a significant stockholder of PriceSmart, purchased an aggregate of 22,000 shares of Series B Preferred Stock, a new series of preferred stock, for an aggregate purchase price of $22.0 million. The Series B Preferred Stock was convertible at the option of the holder at any time, or automatically on July 9, 2013, into shares of PriceSmart’s common stock at a conversion price of $20.00 per share, subject to customary anti-dilution adjustments; accrued a cumulative preferential dividend at an annual rate of 8%, payable quarterly in cash; and was redeemable by PriceSmart at any time on or after July 9, 2008. PriceSmart had agreed to register with the Securities and Exchange Commission the shares of common stock issuable upon conversion of the Series B Preferred Stock. As of August 31, 2005, no shares of Series B Preferred Stock remained outstanding because the Company exchanged shares of common stock for all outstanding shares in connection with the Financial Program. See Note 11 – Financial Program.

On September 5, 2003, the Company determined it would not declare a dividend on the 8% Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) for the fourth quarter of 2003. Also, no dividends could be declared or paid on the 8% Series B Cumulative Convertible Redeemable Preferred Stock (the “Series B Preferred Stock”) until full cumulative dividends had been declared and paid on the Series A Preferred Stock. Instead, dividends on the Series A Preferred Stock and the Series B Preferred Stock accrued in accordance with the terms of the Certificates of Designations for the Series A Preferred Stock and the Series B Preferred Stock.

The accrued preferred dividends were included in other accrued expenses as of August 31, 2004 in the amount of $3.9 million. During fiscal 2005, as noted in Note 11 – Financial Program, the accrued preferred dividends were converted to common stock.

NOTE 17 – UNCONSOLIDATED AFFILIATE

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts are underway to sell it as well. The fixtures and equipment are also being sold. The Company has purchased approximately $1.5 million of fixtures from PSMT Mexico as of August 31, 2005. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company.

During the fourth quarter of fiscal 2005, the Company recorded a non-cash charge of $1.1 million due to a re-assessment of its ability to recover the remaining carrying value of its investment in PSMT Mexico.

The summarized financial information of the unconsolidated affiliate is as follows:

	As of August 31,
	2005	2004
Current assets	$6,446	$20,771
Noncurrent assets	$20,319	$24,361
Current liabilities	$1,061	$12,586
Noncurrent liabilities	$6,132	$9,692

	Year Ended August 31,
	2005	2004	2003
Revenues	$25,948	$44,883	$26,545
Cost of Goods Sold	$24,356	$40,152	$23,204
Net Loss	$(6,518)	$(3,388)	$(5,910)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SEGMENTS

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Total
Year Ended August 31, 2005
Total revenue	$481	$378,888	$239,456	$618,825
Operating income (loss)	685	4,933	(10,929)	(5,311)
Discontinued operations, net of tax	(19,459)	—	—	(19,459)
Depreciation and amortization	666	5,401	3,420	9,487
Goodwill	—	26,361	3,239	29,600
Assets of discontinued operations	118	—	—	118
Identifiable assets	64,138	165,202	90,514	319,854

Year Ended August 31, 2004
Total revenue	$2,391	$348,917	$192,883	$544,191
Operating income (loss)	(4,020)	4,282	(6,967)	(6,705)
Discontinued operations, net of tax	(9,194)	—	—	(9,194)
Depreciation and amortization	1,007	6,457	4,834	12,298
Goodwill	—	19,832	3,239	23,071
Assets of discontinued operations	45,069	—	—	45,069
Identifiable assets	136,279	147,259	92,470	376,008

Year Ended August 31, 2003
Total revenue	$8,469	$359,643	$177,883	$545,995
Operating income (loss)	(6,605)	(855)	(6,763)	(14,223)
Discontinued operations, net of tax	(9,003)	—	—	(9,003)
Depreciation and amortization	1,195	6,406	5,055	12,656
Goodwill	—	19,832	3,239	23,071
Assets of discontinued operations	75,410	—	—	75,410
Identifiable assets	136,125	156,555	99,278	391,958

NOTE 19 – SUBSEQUENT EVENTS

On October 24, 2005, the Company entered into a Promissory Note with PS Ivanhoe, LLC a California limited liability company, a related party, pursuant to which the Company borrowed $12.5 million from PS Ivanhoe. The Note bears interest at 8% per annum and has a term of two years.

In October 2005 an entity affiliated with Sol Price, a related party, purchased 168,539 shares of Common Stock for $1.5 million.

On November 15, 2005, the Company acquired an additional 25% interest in PriceSmart Jamaica for $1.7 million. The Company previously had a 67.5% ownership interest. With this purchase the Company now has a 92.5% ownership interest.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica.

On November 18, 2005 the Company acquired a 35,000 square meter commercial center in Panama City, Panama for $12.5 million, which includes an existing operating PriceSmart warehouse club along with additional commercial property, which the Company plans to develop.

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2005 and 2004 is as follows:

Fiscal 2005 (in thousands, except per share data)	Three Months Ended,				Year Ended Aug. 31, 2005
	Nov. 30, 2004	Feb. 28, 2005	May 31, 2005	Aug. 31, 2005
Total net sales	$138,034	$160,725	$151,240	$155,420	$605,419
Cost of goods sold	$116,477	$138,969	$129,524	$132,035	$517,005
Loss from continuing operations	$(803)	$(2,547)	$(12,075)	$(7,453)	$(22,878)
Discontinued operations, net of tax	$(1,073)	$(641)	$(1,070)	$(16,675)	$(19,459)
Preferred and deemed dividends	$21,295	$—	$—	$—	$21,295
Net loss attributable to common stockholders	$(23,171)	$(3,188)	$(13,145)	$(24,128)	$(63,632)
Basic and diluted loss per share attributable to common stockholders	$(2.25)	$(0.16)	$(0.53)	$(0.95)	$(3.15)

Fiscal 2004 (in thousands, except per share data)	Three Months Ended,				Year Ended Aug. 31, 2004
	Nov. 30, 2003	Feb. 29, 2004	May 31, 2004	Aug. 31, 2004
Total net sales	$125,861	$145,014	$129,358	$131,081	$531,314
Cost of goods sold	$109,345	$124,203	$111,531	$111,637	$456,716
Loss from continuing operations	$(4,075)	$(978)	$(5,182)	$(10,553)	$(20,788)
Discontinued operations, net of tax	$(2,066)	$(2,685)	$(1,440)	$(3,003)	$(9,194)
Preferred dividends	$840	$840	$840	$840	$3,360
Net loss attributable to common stockholders	$(6,981)	$(4,503)	$(7,462)	$(14,396)	$(33,342)
Basic and diluted loss per share attributable to common stockholders	$(0.99)	$(0.61)	$(1.01)	$(1.96)	$(4.57)

PART II

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, and specifically in light of the material weakness noted above, its Interim Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were not effective at a reasonable assurance level. Accordingly, in the event complex and non-standard Stockholder’s equity transactions of this nature occur in the future, additional steps will be taken by the Company to ensure a more comprehensive review of the relevant accounting standards which might apply under these circumstances.

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

(a) The following documents are included as part of this Annual Report on Form 10-K/A.

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

(3) The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(44)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amendment to Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

4.1(39)	Specimen of Common Stock certificate.

4.2(39)	Specimen transferable subscription rights certificate for holders of Common Stock.

4.3(39)	Instructions of Use of PriceSmart, Inc. Common Stock Right Certificates.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

Exhibit Number	Description
10.3(a)(5)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(40)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(42)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(17)**	Severance Agreement and Release of Claims dated March 31, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.7(b)(17)	Independent Contractor Agreement effective April 1, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.8(a)(18)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

Exhibit Number	Description
10.8(d)(15)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(43)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.9(21)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(22)**	Severance Agreement and Release of Claims dated September 4, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.10(b)(22)	Independent Contractor Agreement effective September 1, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.11(11)**	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.13(15)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.14(15)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.15(a)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.15(b)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.16(a)(15)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.16(b)(15)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.17(15)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.18(15)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

Exhibit Number	Description
10.19(23)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.21(8)**	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.22(8)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.24(a)(19)	Licensee Agreement – PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.24(b)(10)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.25(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.26(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.26(a)(37)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.26(b)(37)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.27(19)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.28(9)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.29(a)(16)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(42)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.30(a)(9)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(9)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

Exhibit Number	Description
10.30(e)(36)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(43)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.31(9)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.32(9)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.33(24)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.36(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.37(25)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.38(26)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.39(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.40(27)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.41(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent., Ltd.

10.42(28)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.43(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

Exhibit Number	Description
10.43(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(43)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.44(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(10)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(43)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.45(10)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

10.46(29)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.47(11)	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.47(a)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.47(b)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

10.48(30)	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

10.49(32)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines, Inc. dated July 1, 2003 for 66 million pesos.

10.50(32)	Credit Contract Warranted with Mortgage granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated May 20, 2003 for $3.0 million. (English translation)

10.51(32)	Credit Contract Guarantee with Mortgage and Bond granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated July 25, 2003 for $1.0 million. (English translation)

Exhibit Number	Description
10.52(38)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.53(38)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.54(a)(38)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.57(a)(36)	Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 6, 2004.

10.57(b)(36)	Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 20, 2004.

10.57(c)(12)	Second Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated June 1,2004.

10.57(d)(12)	Third Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated July 12, 2004.

10.57(e)(12)	Fourth Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated August 31, 2004.

10.58(a)(35)	Promissory Note between The Price Group, LLC and the Company dated February 23, 2004 for $10.0 million.

10.58(b)(34)	Amendment to Promissory Note dated July 21, 2004.

10.59(a)(35)	Purchase Order Financing Agreement by and between The Price Group, LLC and the Company dated February 9, 2004.

10.59(b)(34)	Amendment to Purchase Order Financing Agreement dated July 21, 2004.

10.60(33)	Common Stock Purchase Agreement by and Among PriceSmart, Inc. and the Investors Listed on Exhibit A Attached thereto, dated as of October 22, 2003.

10.61(12)	Loan Agreement by and between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.61(a)(12)	Promissory note between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.62(a)(35)	Put Option Agreement by and between the Company and the Sol and Helen Price Trust dated December 15, 2003.

10.62(b)(12)	Amendment to Put Option Agreement between the Company and the Sol and Helen Price Trust dated August 31, 2004.

10.63(33)	Loan Agreement between Banco Bilboa Vizcaya Argentaria (Panama), S.A. and PriceSmart Panama, S.A. dated March 31, 2003 for $3.0 million. (English Translation)

Exhibit Number	Description
10.64(33)	Loan Agreement between Citibank, NA Sucursal Guatemala and PriceSmart Guatemala, S.A. dated March 1, 2003 for 18,063,750 quetzales. (English translation)

10.65(40)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3 million.

10.66(41)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.67(41)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.68(43)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.69(43)	Stipulation of Settlement dated May 12, 2005.

13.1(45)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2005.

21.1(45)	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.
(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(39)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(45)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 filed with the Commission on November 29, 2005.

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

Dated: January 25, 2006	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Interim Chief Executive Officer