Form 10-K/A
period 2005-08-31
PRICESMART INC
filed 2006-06-30
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

9740 SCRANTON ROAD, SAN DIEGO, CA 92121

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

As of June 27, 2006, a total of 28,954,345 shares of Common Stock were outstanding.

The following items of PriceSmart, Inc.’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005 are hereby amended. Each such item is set forth in its entirety, as amended.

Explanatory Note

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 amends and restates Item 15 of Part IV of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 29, 2005, as amended by Amendment No. 1 to such report filed with the SEC on January 26, 2006, and no other information in our Annual Report on Form 10-K for the 2005 fiscal year, as amended, is amended hereby.

Pursuant to Section 3-09 of Regulation S-X (“Section 3-09”), a registrant is required to file separate financial statements for certain significant equity method investments. As a result of the disposition of our interest in PSMT Philippines, Inc. on August 12, 2005, greater than 20% of our consolidated loss from continuing operations (before provision for income taxes, extraordinary items and certain other adjustments) for fiscal 2005 was attributable to PSMT Mexico, S.A. de C.V. (“PSMT Mexico”), our 50/50 joint venture with Grupo Gigante S.A. de C.V. which operated three membership warehouse clubs in Mexico prior to the closure of operations on February 28, 2005. As a result, PSMT Mexico is considered a significant equity method investment under Section 3-09 for our 2005 fiscal year and this Amendment No. 2 to our Annual Report on Form 10-K is being filed to include the separate financial statements for PSMT Mexico. In accordance with applicable accounting rules, the financial statements of PSMT Mexico are prepared under Mexican GAAP and include a reconciliation to U.S. GAAP in the footnotes, thereto.

The inclusion of the financial statements of PSMT Mexico does not change any of the previously reported consolidated financial statements in the Company’s Annual Report on Form 10-K filed on November 29, 2005, as amended by Amendment No. 1 to such report filed on January 26, 2006.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED AUGUST 31, 2005

Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules	1

i

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

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Consolidated Financial Statements of PSMT Mexico, S.A. de C.V. and Subsidiaries for the Years Ended December 31, 2005, 2004 (Unaudited) and 2003 (Unaudited), and Independent Auditors’ Report dated April 21, 2006 (June 26, 2006 as to Note 15).

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K/A and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(44)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amendment to Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

4.1(39)	Specimen of Common Stock certificate.

4.2(39)	Specimen transferable subscription rights certificate for holders of Common Stock.

4.3(39)	Instructions of Use of PriceSmart, Inc. Common Stock Right Certificates.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

Exhibit Number	Description
10.3(a)(5)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(40)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(42)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.7(a)(17)**	Severance Agreement and Release of Claims dated March 31, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.7(b)(17)	Independent Contractor Agreement effective April 1, 2003 between PriceSmart, Inc. and Gilbert A. Partida.

10.8(a)(18)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

Exhibit Number	Description
10.8(d)(15)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(43)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.9(21)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(22)**	Severance Agreement and Release of Claims dated September 4, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.10(b)(22)	Independent Contractor Agreement effective September 1, 2003 between PriceSmart, Inc. and Allan C. Youngberg.

10.11(11)**	Severance Agreement and Release of Claims between the Company and Kevin C. Breen, dated March 3, 2003.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.13(15)	Loan Agreement by and between CitiBank and PRICSMARLANDCO, S.A., Prismar de Costa Rica. S.A., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated October 12, 1999 for $5.9 million.

10.14(15)	Loan agreement by and between CitiBank, N.A. and Imobiliaria PriceSmart, S.A. de C.V., PriceSmart El Salvador, S.A. de C.V., PSMT Caribe, Inc., the Company, P.S.C., S.A., and Venture Services, Inc. dated December 21, 1999 for $5.0 million.

10.15(a)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in Spanish).

10.15(b)(15)	Loan agreement by and between The Chase Manhattan Bank and the Company and PB Real Estate, S.A. dated December 20, 1999 for $11.3 million (in English).

10.16(a)(15)	Line of Credit for 180 days between Banco Del Progresso, S.A. and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in Spanish).

10.16(b)(15)	Line of Credit for 180 days between Banco Del Progresso and PriceSmart Dominicana, S.A. dated December 23, 1999 for $2.0 million (in English).

10.17(15)	Loan agreement by and between CitiBank, N.A. and Inmobiliaria PriceSmart Honduras dated February 25, 2000 for $3.5 million.

10.18(15)	Loan Agreement by and between Banco Bilbao Vizcaya, S.A. and PRICSMARLANDCO, S.A. dated May 27, 1999 for $3.75 million.

Exhibit Number	Description
10.19(23)	Promissory Note with Banco Bilbao Vizcaya, S.A. and Inmobiliaria PriceSmart S.A. DE C.V. (El Salvador) dated April 26, 2000 for $3.75 million.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.21(8)**	Promissory Note between the Company and John Hildebrandt, dated April 18, 2000.

10.22(8)	Loan agreement by and between Royal Merchant Bank and Finance Company Limited and PSMT Trinidad/Tobago Limited dated June 21, 2000 for $3.5 million.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.24(a)(19)	Licensee Agreement – PRC Technology License Agreement, as amended, between the Company and Novont Holdings Co., LTD. and Novont Inc., dba Timetone International Group and Cheng Cheng Import Export Co., Ltd., dated February 28, 2001.

10.24(b)(10)	Supplemental Agreement to the PRC Technology License Agreement (Amended), dated June 2001.

10.25(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $22.0 million.

10.26(19)	Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad/Tobago Limited, and International Finance Corporation, dated January 26, 2001 for $10.0 million.

10.26(a)(37)	Amended and Restated C Loan Agreement among the Company, PSMT Caribe, PSMT Trinidad and the IFC, dated September 15, 2004.

10.26(b)(37)	Amendment No. 2 to the IFC Loan Agreement among the Company, PSMT Caribe, Inc., PSMT Trinidad and the IFC, dated September 15, 2004.

10.27(19)	Escrow Account Agreement among the Company, International Finance Corporation and The Bank of New York, dated January 26, 2001 for $7.5 million.

10.28(9)	Loan Agreement among the Company, PSMT Caribe, Inc., Prismar de Costa Rica, S.A., Pricsmarlandco, S.A. and Overseas Private Investment Corporation, dated August 17, 2001 for $5 million.

10.29(a)(16)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(42)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.30(a)(9)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(9)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

Exhibit Number	Description
10.30(e)(36)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(43)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.31(9)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines Inc., dated September 14, 2001, for 250 million pesos.

10.32(9)	DSR Agreement among the Company, The Bank of New York, and Overseas Private Investment Corporation, dated August 17, 2001.

10.33(24)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.36(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.37(25)	Loan agreement by and between Banco Bilbao Vizcaya, S.A. and PRICMARLANCO, S.A. (Costa Rica) dated January 10, 2002 for $3.75 million.

10.38(26)	Common Stock Purchase Agreement dated as of April 12, 2002 between the Company and International Finance Corporation.

10.39(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Green Hill Investments, Inc. and PSMT (Barbados) Inc.

10.40(27)	Stock Purchase Agreement dated as of June 24, 2002 between the Company and Chancellor Holdings Limited.

10.41(27)	Stock Purchase Agreement dated as of June 24, 2002 among the Company, Island Food and Distributors, N.V., and Nithyananda Ent., Ltd.

10.42(28)	Common Stock Purchase Agreement dated as of August 9, 2002 between the Company and PSC, S.A.

10.43(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

Exhibit Number	Description
10.43(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(43)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.44(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(10)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(43)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.45(10)	Loan Agreement between the International Finance Corporation and PSMT Philippines, Inc. dated June 27, 2002 for $12.5 million.

10.46(29)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.47(11)	Loan Agreement between Banco de Oro and PSMT Philippines, Inc. dated September 12, 2002 for $5.5 million.

10.47(a)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 20, 2002 for $2.5 million.

10.47(b)(11)	Promissory Note between Banco de Oro and PSMT Philippines, Inc. dated December 27, 2002 for $1.2 million.

10.48(30)	Loan Agreement between RBTT Bank Jamaica Limited and PriceSmart Jamaica Limited / PriceSmart, Inc. dated March 27, 2003 for $3.0 million.

10.49(32)	Loan Agreement between Metropolitan Bank and Trust Company and PSMT Philippines, Inc. dated July 1, 2003 for 66 million pesos.

10.50(32)	Credit Contract Warranted with Mortgage granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated May 20, 2003 for $3.0 million. (English translation)

10.51(32)	Credit Contract Guarantee with Mortgage and Bond granted by Banco de la Produccion, S.A. and Inmobiliaria PSMT Nicaragua, S.A. dated July 25, 2003 for $1.0 million. (English translation)

Exhibit Number	Description
10.52(38)	Common Stock Purchase Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.53(38)	Stockholder Voting Agreement by and among the Company and the Investors named therein, dated as of October 4, 2004.

10.54(a)(38)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.57(a)(36)	Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 6, 2004.

10.57(b)(36)	Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated May 20, 2004.

10.57(c)(12)	Second Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated June 1,2004.

10.57(d)(12)	Third Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated July 12, 2004.

10.57(e)(12)	Fourth Amendment to Agreement of Purchase and Sale (with Escrow Instructions) and Leaseback between the Company and The Price Group, LLC dated August 31, 2004.

10.58(a)(35)	Promissory Note between The Price Group, LLC and the Company dated February 23, 2004 for $10.0 million.

10.58(b)(34)	Amendment to Promissory Note dated July 21, 2004.

10.59(a)(35)	Purchase Order Financing Agreement by and between The Price Group, LLC and the Company dated February 9, 2004.

10.59(b)(34)	Amendment to Purchase Order Financing Agreement dated July 21, 2004.

10.60(33)	Common Stock Purchase Agreement by and Among PriceSmart, Inc. and the Investors Listed on Exhibit A Attached thereto, dated as of October 22, 2003.

10.61(12)	Loan Agreement by and between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.61(a)(12)	Promissory note between The Price Group, LLC, and PriceSmart, Inc. dated August 31, 2004 for $25 million.

10.62(a)(35)	Put Option Agreement by and between the Company and the Sol and Helen Price Trust dated December 15, 2003.

10.62(b)(12)	Amendment to Put Option Agreement between the Company and the Sol and Helen Price Trust dated August 31, 2004.

10.63(33)	Loan Agreement between Banco Bilboa Vizcaya Argentaria (Panama), S.A. and PriceSmart Panama, S.A. dated March 31, 2003 for $3.0 million. (English Translation)

Exhibit Number	Description
10.64(33)	Loan Agreement between Citibank, NA Sucursal Guatemala and PriceSmart Guatemala, S.A. dated March 1, 2003 for 18,063,750 quetzales. (English translation)

10.65(40)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3 million.

10.66(41)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.67(41)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.68(43)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.69(43)	Stipulation of Settlement dated May 12, 2005.

13.1(45)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2005.

21.1(45)	Subsidiaries of the Company.

23.1(46)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Galaz, Yamazaki, Ruiz Urquiza, S.C., Member of Deloitte Touche Tohmatsu, Independent Auditors.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of PSMT Mexico, S.A. de C.V. and Subsidiaries for the Years Ended December 31, 2005, 2004 (Unaudited) and 2003 (Unaudited), and Independent Auditors’ Report dated April 21, 2006 (June 26, 2006 as to Note 15).

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.
(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(39)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(45)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 filed with the Commission on November 29, 2005.
(46)	Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2005 filed with the Commission on January 26, 2006.

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

Dated: June 30, 2006	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Chief Executive Officer