Form 10-Q
period 2006-05-31
PRICESMART INC
filed 2006-07-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

The registrant had 28,954,345 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2006.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2006, the consolidated balance sheet as of August 31, 2005, the unaudited consolidated statements of operations for the three and nine month periods ended May 31, 2006 and 2005, the unaudited consolidated statements of cash flows for the nine month periods ended May 31, 2006 and 2005, and the unaudited consolidated statement of stockholders’ equity for the nine month period ended May 31, 2006 are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors referenced in this Form 10-Q. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2006 (fiscal 2006) and May 31, 2005 (fiscal 2005), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2006 and 2005, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2006)	Number of Warehouse Clubs in Operation (as of May 31, 2005)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	51%	Consolidated
Philippines	—	4	—	Consolidated	(1)
Guam	—	—	100%	Consolidated	(1)

Totals	23	26

Mexico	—	—	50%	Equity

Grand Totals	23	26

(1)	Country/territory is treated as discontinued operations in the consolidated financial statements.

During the third quarter of fiscal 2006, the Company entered into agreements to purchase land in Honduras and Trinidad for the construction of two warehouse clubs. In Honduras, upon completion of construction, the Company will relocate its San Pedro Sula warehouse club to this new site, which is also located in San Pedro Sula. The opening is expected in late calendar 2006. In Trinidad, the Company currently plans to complete construction and open a new warehouse club in the spring of 2007.

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

During fiscal 2005, the Company disposed of its interest in PSMT Philippines, Inc., the Company’s former Philippine subsidiary, resulting in the reduction by four of the number of consolidated warehouse clubs. The sale was completed on August 12, 2005. With the sale of the Company’s interest in PSMT Philippines, Inc., all associated financial information for it, as well as the Company’s Guam operation, qualify for treatment as “discontinued operations” in the Company’s financial statements. The prior periods have been reclassified for comparative purposes.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed on February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005. One location remains unsold and efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. As of the end of May 2006, PriceSmart, Inc. had acquired approximately $2.0 million of the fixtures and equipment for use in the Company’s other warehouse clubs.

At the end of May 2006, the total number of consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory in comparison to 26 consolidated warehouse clubs (four of which are considered discontinued operations) operating in 12 countries and one U.S. territory at the end of May 2005. The average age of the 23 warehouse clubs in operation as of May 31, 2006 was 69 months and was 56 months for the 22 warehouse clubs included in continuing operations as of May 31, 2005.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. During the second quarter of fiscal 2005, the Company terminated the license agreement with its China licensee, under which such licensee previously operated 11 warehouse clubs. The Company did not record any licensing revenue under this license agreement in fiscal 2005 or 2006.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2006 AND 2005

Net warehouse club sales increased 19.6% to $180.8 million in the third quarter of fiscal 2006, from $151.2 million in the third quarter of fiscal 2005. The Company’s sales continue to be positively impacted by a generally strong economic environment in its markets. Sales growth was recorded in all of the Company’s markets during the period based on both increased transactions and higher average sales per transaction. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Three Months Ended
	May 31, 2006		May 31, 2005
	(Amounts in thousands)
	Amount	% of Net Warehouse Club Sales	Amount	% of Net Warehouse Club Sales	Increase	Change
Central America	$111,034	61.4%	$91,484	60.5%	$19,550	21.4%
Caribbean	69,747	38.6%	59,733	39.5%	10,014	16.8%

	$180,781	100.0%	$151,217	100.0%	$29,564	19.6%

Same-warehouse club sales, which are for warehouse clubs open at least 13  1/2 full months, increased 15.8% for the 13 weeks ended June 4, 2006 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13  1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 will not be used in the calculation of same-warehouse-club sales until January 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the third quarter of fiscal 2006, compared to the same period in fiscal 2005.

	Three Months Ended May 31,
	2006	2005
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	30%	29%
Food (including dry and fresh foods)	44%	44%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	15%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the third quarter of fiscal 2006 increased $5.4 million to $27.2 million, or 15.0% of net warehouse sales, from $21.7 million, or 14.4% of net warehouse sales, in the third quarter of fiscal 2005. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current quarter as compared to the prior quarter. As a percentage of sales, warehouse gross profit improved approximately 66 basis points. This improvement was largely due to improved merchandise management resulting in reduced mark-downs and operational inventory control compared to the prior quarter.

Export sales were $9,000 in the current quarter compared to export sales of $23,000 in the third quarter of fiscal 2005.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.5% to $3.0 million in the third quarter of fiscal 2006 compared to $2.4 million in the third quarter of fiscal 2005. As a percent of net warehouse club sales, membership income was 1.6% of sales for both three month periods. Total membership accounts at the end of May 2006 were approximately 469,000, an increase of approximately 69,000 accounts compared to the end of May 2005. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended May 2006 was 85%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the third quarter of fiscal 2006 was $886,000 compared to $849,000 in the same period a year ago.

Warehouse club operating expenses increased 9.3% to $20.1 million, or 11.1% of net warehouse sales, in the third quarter of fiscal 2006 from $18.4 million, or 12.1% of net warehouse sales, in the third quarter of fiscal 2005. Of the $1.7 million increase, approximately $411,000 was due to the additional club in operation in the quarter compared to the same period last year. Higher payroll costs, primarily due to wage and benefit increases in the existing clubs added $908,000 in expenses. Increased credit card fees of $169,000 were in line with the higher sales volume, and higher utility costs added $242,000 in expenses.

General and administrative expenses were $6.3 million, or 3.5% of net warehouse sales, in the third quarter of fiscal 2006 compared to $6.2 million, or 4.1% of net warehouse sales, in the third quarter of fiscal 2005.

Expenses incurred before a warehouse club is in operation are captured in preopening expenses. There were no pre-opening expenses recognized in the third quarter of fiscal 2006 compared to $40,000 in fiscal 2005. In the prior year, pre-

opening costs were incurred for the Company’s fourth warehouse club in Costa Rica, which was subsequently opened in November 2005.

Asset impairment and closure costs for the third quarter of fiscal 2006 were $59,000, compared to $8.5 million in the third quarter of fiscal 2005. The costs in the current period relate to the on-going costs of the closed warehouse clubs in Guatemala and the Dominican Republic. The significant charges reflected in the third quarter of fiscal 2005 included a $7.1 million asset impairment charge associated with the write-down of long-lived assets (leasehold improvements and furniture and equipment) at the Company’s U.S. Virgin Island warehouse club operation. In addition, in the prior period, the Company recorded charges of $1.2 million related to the write-off of assets and a lease liability charge, both of which were associated with the closed Guatemala warehouse club.

Operating income for the quarter was $4.6 million, compared to an operating loss of $(8.0) million, in the third quarter of fiscal 2005.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $624,000 in the third quarter of fiscal 2006 compared to $360,000 in the third quarter of fiscal 2005. The increase is due to the higher average cash balances maintained by the Company in the current period, approximately $56.0 million compared to the same period last year of approximately $44.0 million, and an approximate 200 basis point increase in the average interest rates earned on the current cash balances compared to the same period last year.

Interest expense reflects borrowings by the Company and its majority or wholly owned foreign subsidiaries which financed the initial land acquisition and construction of the warehouse clubs and on-going working capital requirements of the operations. Interest expense decreased to $708,000 in the third quarter of fiscal 2006 from $1.0 million in the third quarter of fiscal 2005, resulting from a reduction in both short-term and long-term debt owed by the Company.

Other expense, net, decreased to $71,000 in the third quarter of fiscal 2006 from $318,000 in the third quarter of fiscal 2005.

Provision for income taxes for the third quarter of fiscal 2006 was $1.2 million on pre-tax income from continuing operations of $4.4 million. The provision for income taxes for the current quarter includes a $1.2 million reduction due to the reversal of reserves arising from favorable interpretations by certain tax authorities for tax contingencies which were previously recorded as probable liabilities. Provision for income taxes for the same quarter of 2005 was $3.0 million and included a provision for tax contingencies of $0.9 million, on pre-tax losses from continuing operations of $9.0 million.

Income (loss) of unconsolidated affiliate represents the Company’s 50% share of the income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V., which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. One location remains unsold and efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. The proceeds from the sale of assets after all liabilities are satisfied will be distributed to the joint venture shareholders. During the third quarter of fiscal 2006, the Company recognized $12,000 of expense as its proportionate share of the loss generated by PSMT Mexico. In the third quarter of fiscal 2005, the operations of PSMT Mexico incurred losses, primarily associated with the liquidation of merchandise subsequent to the closure announcement, $617,000 of which was recognized by the Company as its proportionate share.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interests. Minority interest stockholders’ respective share of net income was $88,000 in the third quarter of fiscal 2006. In the same period last year, the joint ventures for which there was a minority stockholder interest incurred a consolidated loss, $568,000 of which was allocated to the minority stockholders’ interest. The joint venture loss last year included results from Guatemala, Jamaica and Trinidad. The Company acquired the 34% interest of the minority shareholder of the Company’s Guatemala subsidiary in the third quarter of fiscal 2005 and now records 100% of that subsidiary’s income or loss. During the second quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5%

ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the quarter was $3.1 million compared to a loss of $(12.1) million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines, which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current quarter, the Company recorded income of $103,000, approximately $87,000 of which was related to PSMT Philippines. In the same period last year, the Company incurred $1.1 million in costs associated with discontinued operations, net of tax. The losses in the prior period from the Philippines operations accounted for $919,000 and Guam accounted for $150,000.

The increases of 3.5 million shares and 4.2 million shares, respectively, in the weighted average shares outstanding used in the basic and diluted per share computations are primarily due to approximately 19.5 million shares issued in conjunction with the Financial Program (described in Note 7 to the Consolidated Financial Statements). As of May 31, 2005, approximately 17.0 million of these shares were included in the basic and diluted per share computation compared to 19.5 million as of May 31, 2006. Additionally, the Company issued 825,000 shares in April 2005 for the purchase of the Guatemala minority interest, of which 296,000 shares were included in the basic and diluted per share calculations as of May 31, 2005 compared to 825,000 as of May 31, 2006. The Company also issued 138,620 shares in August 2005 for the purchase of land, 200,000 shares were issued in November 2005 pursuant to a warrant exercise and 168,539 shares were issued in October 2005 for cash.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

Net warehouse club sales increased 19.4% to $536.9 million in the first nine months of fiscal 2006, from $449.6 million in the first nine months of fiscal 2005. The Company’s sales continue to be positively impacted by a generally strong economic environment in its markets. Sales growth was recorded in all of the Company’s markets during the period as a result of increased transactions and higher average sales per transaction. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Nine Months Ended
	May 31, 2006		May 31, 2005
	(Amounts in thousands)
	Amount	% of Net Warehouse Club Sales	Amount	% of Net Warehouse Club Sales	Increase (Decrease)	Change
Central America	$328,664	61.2%	$276,222	61.4%	$52,442	19.0%
Caribbean	208,192	38.8%	173,383	38.6%	34,809	20.1%

	$536,856	100.0%	$449,605	100.0%	$87,251	19.4%

Same-warehouse club sales, which are for warehouse clubs open at least 13  1/2 full months, increased 16.4% for the 39 weeks ended June 4, 2006 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13  1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 will not be used in the calculation of same-warehouse-club sales until January 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the first nine months of fiscal 2006, compared to the same period in fiscal 2005.

	Nine Months Ended May 31,
	2006	2005
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	30%	29%
Food (including dry and fresh foods)	43%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	17%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse sales, less associated cost of goods sold) in the first nine months of fiscal 2006 increased $13.5 million to $78.5 million, or 14.6% of net warehouse sales, from $65.0 million, or 14.5% of net warehouse sales, in the first nine months of fiscal 2005. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse gross profit improved by approximately 17 basis points. This improvement was largely due to improved merchandise management resulting in reduced mark-downs and operational inventory control compared to the same nine month period last year. The Company believes these improvements positively impacted warehouse gross profit margins by 34 basis points compared to the same period last year. This improvement was partially offset by the combination of (i) negative foreign currency movements in the first nine months of this year as compared to the first nine months of last year (39 basis points); and (ii) a year-over-year comparative improvement of 22 basis points related to a $1.0 million charge to cost of goods sold taken in the first nine months of fiscal 2005 related to import duties on merchandise for fiscal years 2002, 2003, and 2004.

Export sales were $20,000 for the first nine months of fiscal 2006 compared to export sales of $394,000 for the first nine months of fiscal 2005, a period when the Company had $214,000 in sales to PSMT Mexico (which ceased operations in February 2005) in addition to sales of $180,000 to its licensee in Saipan Micronesia.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.5% to $8.4 million in the first nine months of fiscal 2006 compared to $6.9 million in the first nine months of fiscal 2005. As a percent of net warehouse club sales, membership income increased to 1.6% of sales from 1.5% in the prior year. Total membership accounts at the end of May 2006 were approximately 469,000, an increase of approximately 69,000 accounts compared to the end of May 2005, an increase of 17%. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended May 2006 was 85%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first nine months of fiscal 2006 was $2.6 million compared to $3.1 million in the same period a year ago. The decrease is primarily a result of $400,000 in non-recurring marketing income recognized in the first nine months of fiscal 2005 related to the refund to the Company of an accumulated marketing fund.

Warehouse club operating expenses increased 7.6% to $57.6 million, or 10.7% of net warehouse sales, in the first nine months of fiscal 2006 from $53.5 million, or 11.9% of net warehouse sales, in the first nine months of fiscal 2005. Of the $4.1 million increase, approximately $983,000 was due to the additional club in operation in the first nine months of fiscal 2006 compared to same period last year. Higher payroll costs, primarily due to wage and benefit increases in the existing clubs, added $1.2 million in expenses, and higher rates for utilities added $399,000. Repair and maintenance expense increased $540,000. Increased credit card fees of $560,000 were in line with the higher sales volume.

General and administrative expenses were $17.7 million, or 3.3% of net warehouse sales, in the first nine months of fiscal 2006 compared to $17.5 million, or 3.9% of net warehouse sales, in the first nine months of fiscal 2005. The

Company has experienced increased costs related to salaries and related benefits for its corporate headquarters and U.S. buying operation totaling $1.3 million, including $41,000 in severance payments. Stock option and stock grant related compensation expense increased $641,000 primarily related to the Company’s adoption of SFAS 123R and the stock grant in the second quarter of fiscal 2006. Increased audit fee accruals added $740,000. However, general and administrative expenses in the first nine months of last year included consulting costs totaling $1.4 million associated with the documentation of processes for Sarbanes-Oxley 404 compliance. In addition, the results of last year also included $700,000 in legal costs related to the settlement of securities litigation not covered by insurance.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses associated with the opening of the Company’s fourth warehouse club in Costa Rica on November 18, 2005 were $336,000 during the first nine months of fiscal year 2006 and $42,000 during the first nine months of fiscal year 2005.

Asset impairment and closure costs for the first nine months of fiscal 2006 were $172,000, compared to $8.8 million in the first nine months of fiscal 2005. The costs in the current nine month period relate to the ongoing costs of the closed warehouse clubs in Guatemala and the Dominican Republic. The significant charges reflected in the first nine months of fiscal 2005 included a $7.1 million asset impairment charge associated with the write down of long-lived assets (leasehold improvements and furniture and equipment) at the Company’s U.S. Virgin Island warehouse club operation. In addition, in the prior period the Company recorded charges of $1.2 million related to the write-off of assets and a lease liability charge, both of which were associated with the closed Guatemala warehouse club.

Operating income for the first nine months of fiscal 2006 was $13.8 million, compared to a loss of $(4.8) million, in the first nine months of fiscal 2005.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $1.3 million in the first nine months of fiscal 2006 compared to $1.4 million in the same period in fiscal 2005.

Interest expense reflects borrowings by the Company and its majority or wholly owned foreign subsidiaries to finance the initial land acquisition and construction of the warehouse clubs and on-going working capital requirements of the operations. Interest expense decreased to $2.3 million in the first nine months of fiscal 2006 from $4.9 million in the first nine months of fiscal 2005, resulting from a reduction in both short-term and long-term debt held by the Company.

Other expense, net, decreased to $46,000 in the first nine months of fiscal 2006 from $419,000 in the first nine months of fiscal 2005.

Provision for income taxes for the first nine months of fiscal 2006 was $4.7 million on pre-tax income from continuing operations of $12.8 million. The provision for income taxes for this period includes a $1.8 million reduction due to the reversal of reserves upon the expiration of statutory audit periods and favorable interpretations by certain tax authorities for tax years for which the Company had tax contingencies which were previously recorded as probable liabilities. Provision for income taxes for the same period of the prior year was $4.0 million and included a provision for tax contingencies of $0.9 million, on pre-tax losses from continuing operations of $8.8 million

Income (loss) of unconsolidated affiliate represents the Company’s 50% share of the income or loss from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting, in which the Company reflects its proportionate share of income or loss. On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V., which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. One location remains unsold and efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. The proceeds from the sale of assets after all liabilities are satisfied will be distributed to the joint venture shareholders. During the first nine months of fiscal 2006, the Company recognized $56,000 of expense as its proportionate share of the loss generated by PSMT Mexico. In the first nine months of fiscal 2005, the operations of PSMT Mexico incurred losses primarily associated with the liquidation of merchandise subsequent to the closure announcement, $3.0 million of which was recognized by the Company as its proportionate share.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interests. Minority interest stockholders’ respective share of net income was $261,000 in the first nine months of fiscal 2006. In the same period last year, the joint ventures for which there was a minority stockholder interest incurred a consolidated loss,

$402,000 of which was allocated to the minority stockholders’ interest. The joint venture loss last year included results from Guatemala, Jamaica and Trinidad. The Company acquired the 34% interest of the minority shareholder of the Company’s Guatemala subsidiary in the third quarter of fiscal 2005 and now records 100% of that subsidiary’s income or loss. During the second quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the first nine months was $7.8 million compared to a loss of $(15.4) million in the same period last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the nine month period ended May 31, 2006, the Company recognized income net of tax of $650,000, primarily related to the $1.0 million reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan, from PSMT Philippines which was collected in December 2005. In the same period last year, the Company incurred $2.8 million in costs associated with discontinued operations, net of tax. Losses associated with the Philippines operations accounted for $2.8 million of costs, and Guam was break-even in the prior period.

There were no preferred dividends in the first nine months of fiscal 2006 and the Company does not currently have any preferred stock as a result of the exchange of common stock for the outstanding shares of preferred stock in the first nine months of fiscal 2005. In the same period last year, the Company recorded $648,000 associated with dividends, which were accrued but not paid, on the Company’s then outstanding preferred stock. Also in that nine month period, the Company recorded a $20.6 million non-cash charge to reflect the deemed dividend resulting from the exchange of common stock for the outstanding shares of Series A and Series B preferred stock in that period.

The increases of 8.6 million shares and 9.0 million shares, respectively, in the weighted average shares outstanding used in the basic and diluted per share computations are primarily due to approximately 19.5 million shares issued in conjunction with the Financial Program (described in Note 7 to the Consolidated Financial Statements). As of May 31, 2005, approximately 10.9 million of these shares were included in the basic and diluted per share computation compared to 18.2 million as of May 31, 2006. Additionally, the Company issued 825,000 shares in April 2005 for the purchase of the Guatemala minority interest, of which approximately 100,000 shares were included in the basic and diluted per share calculations as of May 31, 2005 compared to 825,000 as of May 31, 2006. The Company also issued 138,620 shares in August 2005 for the purchase of land, 200,000 shares were issued in November 2005 pursuant to a warrant exercise and 168,539 shares were issued in October 2005 for cash.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company improved its liquidity and financial position during the first nine months of fiscal 2006 as a result of both improved operating results and the capital raised through the sale of 2,385,553 shares of common stock pursuant to the Company’s rights offering which expired on January 31, 2006. The Company had $48.5 million in consolidated cash and cash equivalents as of May 31, 2006, compared to $30.1 million in consolidated cash and cash equivalents as of August 31, 2005.

Net cash flows provided by operating activities were $22.4 million in the first nine months of fiscal 2006, compared to net cash flows provided by operating activities of $1.8 million in the first nine months of fiscal 2005. The improvement in operating cash flows is a result of improved profitability ($7.8 million net income in the current nine month period versus a net loss of $15.4 million in the same period in the prior year which was partially offset by non-cash impairment charges of $8.8 million) and the elimination of negative operating cash flow ($2.7 million) associated with discontinued operations, most notably PSMT Philippines which was sold in August 2005. Changes in working capital primarily associated with merchandise inventories and accounts payable provided $1.2 million of cash in the first nine months of fiscal 2006, compared to a cash use of $3.4 million in the first nine months of fiscal 2005.

Net cash used in investing activities was $27.9 million and $8.0 million in the first nine months of fiscal 2006 and 2005, respectively. The use of cash in the current period resulted primarily from the acquisition of a 35,000 square meter commercial center in Panama City, Panama, which includes the existing PriceSmart warehouse club along with additional commercial property, for $12.7 million (including closing fees), the acquisition of land adjacent to a second warehouse club in Panama City, Panama for $3.4 million, $2.8 million for furniture, fixtures and equipment associated with the new warehouse club in Costa Rica, the purchase of the minority interest in the Company’s Jamaica subsidiary for $2.4 million, $300,000 used to purchase the 5% interest of a minority shareholder in the Company’s Trinidad subsidiary and $2.3 million for the purchase of land for the construction of a new warehouse club in San Pedro Sula, Honduras, which is planned for opening by December 1, 2006 as a replacement for the currently operating club in San Pedro Sula. The Company received $2.8 million in cash as a return of a portion of its investment in the Mexico joint venture, predominantly resulting from the sale of two of the joint venture’s closed warehouse clubs. In addition, the Company invested $1.2 million in leasehold improvements at its former warehouse club site in Guam as part of a sub-lease agreement with a tenant. In the prior year’s nine month period, the Company invested $7.1 million primarily in the acquisition of land and the initial construction of the fourth Costa Rica warehouse club, which opened in November 2005.

Financing activities provided a net $23.2 million of cash in the first nine months of fiscal 2006, compared to $2.1 million in the first nine months of fiscal 2005. This increase is primarily attributable to the sale of 2,385,553 shares of common stock for $19.1 million pursuant to the Company’s $8 rights offering which expired on January 31, 2006; $12.5 million in long-term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition; and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, as part of a lawsuit settlement. In the first quarter of fiscal 2005, the Company converted $45.0 million in related-party obligations, plus accrued interest to common stock; long-term debt of $14.2 million was retired, which released $6.4 million in restricted cash that was being used as partial collateral for those loans; and $4.0 million was used for principal payments toward the various short and long-term debt facilities of the Company. In addition, the Company retired $77.1 million in long-term debt, including $10.2 million reduction in long-term debt in the Philippines.

Financing Activities

During the first nine months of fiscal 2006, the Company borrowed $12.5 million pursuant to a long-term debt agreement with PS Ivanhoe, LLC, an entity managed by The Price Group, LLC and controlled by the Company’s interested directors or their affiliates. This $12.5 million loan is payable in two years with a monthly interest payment due of 8% per annum. There were no origination or set-up fees and no restrictions on early repayment of the debt. The loan was used to finance the acquisition of the property in Panama City, Panama, which includes the real estate upon which the Company’s El Dorado, Panama warehouse club is situated. This loan was subsequently repaid in June 2006.

The Company also received $1.5 million through the sale of 168,539 shares of common stock to the Sol and Helen Price Trust, associated with the settlement of a lawsuit.

Pursuant to the Company’s $8 rights offering, which ended on January 31, 2006, the Company sold 2,385,553 shares of common stock for proceeds of $19.1 million. In the same period last year, the Company sold 6,827,542 shares of common stock for proceeds of $47.8 million related to the $7 rights offering, which expired on January 24, 2005.

Short-Term Borrowings and Long-Term Debt

As of May 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had no outstanding short-term borrowings. As of August 31, 2005, the Company, together with its majority or wholly owned subsidiaries, had $1.6 million in short-term borrowings.

The Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2006, letters of credit totaling $2.1 million were outstanding under this facility, leaving availability under this facility of $4.9 million.

As of May 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $31.7 million outstanding in long-term borrowings, including $12.5 million from PS Ivanhoe LLC, a related party, which was subsequently paid off in June 2006. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the Company up to its respective ownership percentage. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2006 of $17.1 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of May 31, 2006, the Company satisfied these ratios.

As part of the divestiture of PSMT Philippines, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company has guaranteed 52% of approximately $3.6 million in outstanding loans, or $1.9 million. The guaranties on two of the loans, with outstanding balances of approximately $1.6 million as of May 31, 2006, remain in effect for the life of the loans but the third loan, with an outstanding balance as of May 31, 2006 of approximately $2.0 million, will lapse when the outstanding principal balance falls below 100 million Philippine pesos (or approximately $1.9 million, at the May 2006 ending exchange rate). These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value of the guaranties provided by the Company of $152,000 was determined using an estimate of the cost to insure a loan with these attributes based on calculations derived from a government agency that provides insurance coverage for international export credit risk and is included in the liabilities of discontinued operations.

Contractual Obligations

As of May 31, 2006, the Company’s commitments to make future payments under long-term contractual obligations were as follows (amounts in thousands):

	Payments Due by Period
Contractual obligations (1)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt (2)	$31,708	$5,417	$22,446	$3,845	$—
Operating leases(3)	103,525	6,025	11,756	11,836	73,908

Total	$135,233	$11,442	$34,202	$15,681	$73,908

(1)	Amounts exclude Philippine loan guarantees.

(2)	Amounts shown are for the principal portion of the long-term debt payment only. Future interest obligations will vary with changes in future LIBOR rates, making an accurate projection of future interest payments difficult.

(3)	Amounts exclude the obligations for the closed warehouse club in Guatemala and the discontinued operation in Guam.

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

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2006, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in all but three of its subsidiaries, as well as for certain U.S. deferred tax assets.

The Company has federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2006 of approximately $50.8 million and $8.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the U.S., which have increased due to the implementation of the Financial Program (as described in Note 7 to the Consolidated Financial Statements for the nine months ended May 31, 2006 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of it U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company believes that due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code), there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. While the exact amount of this limitation has not yet been determined, based on preliminary calculations, the Company does not believe this will impact the recoverability of these NOLs. However, due to the significant net increase in NOLs for 2005, primarily as a result of the Company’s disposal of its Philippines operations, the Company did place a valuation allowance on $3.2 million of its NOLs. Due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company has prospectively changed its policy from capitalization to expensing beginning in the third quarter of fiscal 2006. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements, as no warehouse clubs are anticipated to be built on leased land in fiscal year 2006.

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

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of Opinion APB No. 29” (“SFAS 153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation”, which the Company adopted as of the beginning of its fiscal 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” All employee and director stock option grants made by the Company since the beginning of fiscal 2003 have been expensed over the related option vesting period based on the fair value at the date the options are granted using the Black-Scholes model. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The Company adopted SFAS 123R at the beginning of the first quarter of fiscal 2006, applying the “modified prospective application,” which requires the Company to value stock options granted prior to its adoption of SFAS 123, effective September 1, 2002, under the fair value method and expense these amounts over the stock option’s remaining vesting period. This resulted in the Company expensing $809,000 in the first nine months of fiscal 2006, which would previously have been presented in a pro-forma footnote disclosure. The Company expects this expense to be approximately $1.1 million for the full year fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this effect with respect to unvested options as of September 1, 2005 and recognized a reduction in stock-based compensation, which was recorded within selling, general and administrative expense on the Company’s consolidated statement of operation. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated statement of operation. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow rather than as an operating cash flow as in prior periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through its majority or wholly owned subsidiaries, conducts foreign operations primarily in Central America and the Caribbean and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2006, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory. Sixteen of the 23 warehouse clubs operate under currencies other than the U.S. dollar. For the nine months ended May 31, 2006 and 2005, approximately 78% and 77%, respectively, of the Company’s net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $(1.2) million and $735,000 for the nine months ended May 31, 2006 and 2005, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were $(320,000) and $3.7 million for the nine months and year ended May 31, 2006 and August 31, 2005, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of May 31, 2006:

Country/Territory	Number of Warehouse Clubs in Operation	Anticipated Warehouse Club Openings in 2007	Currency
Panama	4	—	U.S. Dollar
Costa Rica	4	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	1	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Guam	—	—	U.S. Dollar
Mexico*	—	—	Mexican Peso

Totals	23	1

*	Operated through a 50/50 joint venture, which is accounted for under the equity method. During the second quarter of fiscal 2005, the Company announced it and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations in Mexico.

The Company is exposed to changes in interest rates on various debt facilities. A hypothetical 100 basis point adverse change in interest rates along the entire interest rate yield curve could adversely affect the Company’s pre-tax net income (excluding any minority interest impact) by approximately $171,000 on an annualized basis.

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

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting. The Company has incurred approximately $1.9 million in costs associated with the documentation and testing of processes necessary to comply with Section 404 of the Sarbanes-Oxley Act. Management believes that the completion of the documentation and testing will have a positive effect on the controls over financial reporting.

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for over a year.

ITEM 1A.	RISK FACTORS

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2005 other than our deletion of the risk factor under the heading “If we fail to comply with the covenants governing our indebtedness, the lenders may elect to accelerate our indebtedness and foreclose on the collateral pledged to secure the indebtedness.” and a change to the Risk Factor below entitled “Although we have taken and continue to take steps to improve significantly our internal controls, there may be material weaknesses or significant deficiencies that we have not yet identified.” This section has been updated to reflect that Ernst & Young LLP indicated that our restatement of our financial statements in our fiscal year 2005 Quarterly Reports on Form 10-Q to report a “deemed dividend” with respect to our exchanges of common stock for outstanding shares of preferred stock in the first quarter of fiscal 2005 indicated the existence of weaknesses in the design or operation of our controls relating to the application of generally accepted accounting principles to complex or unusual transactions. This information was included in Part II, Item 9a on Form 10-K.

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

Any failure by us to manage our widely dispersed operations could adversely affect our business. As of May 31, 2006, we had in operation 23 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama and Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of our business will depend to a significant degree on our ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, we will need to continually evaluate the adequacy of our existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

Although we have taken and continue to take steps to improve significantly our internal controls, there may be material weaknesses or significant deficiencies that we have not yet identified. Subsequent to the completion of its audit of, and the issuance of an unqualified report on our financial statements for the year ended August 31, 2005, Ernst & Young LLP, our independent registered public accounting firm, issued a management letter identifying deficiencies that existed in the design or operation of our internal controls that it considered to constitute a material weakness in the effectiveness of our internal controls pursuant to standards established by the American Institute of Certified Public Accountants. Ernst & Young LLP indicated that our restatement of our financial statements in our Quarterly Reports on Form 10-Q to report a “deemed dividend” with respect to our exchanges of common stock for outstanding shares of preferred stock in the first quarter of fiscal 2005 indicated the existence of weaknesses in the design or operation of our controls relating to the application of U.S. generally accepted accounting principles to complex or unusual transactions. In addition, subsequent to the completion of its audit of, and the issuance of an unqualified report on our financial statements for the year ended August 31, 2003, Ernst & Young LLP issued a management letter identifying deficiencies that existed in the design or operation of our internal controls that it considered to be material weaknesses. The deficiencies reported by Ernst & Young LLP indicated that our internal controls relating to revenue recognition did not function properly to prevent the recordation of net warehouse sales that failed to satisfy the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and our internal controls failed to identify that our former Philippines and Guam businesses failed to perform internal control functions to reconcile their accounting records to supporting detail on a timely basis. These material control weaknesses were identified during fiscal 2003 by us and brought to the attention of Ernst & Young LLP and the Audit Committee of our Board of Directors.

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

We face significant competition. Our international merchandising business competes with exporters, wholesalers, other membership merchandisers, local retailers and trading companies in various international markets. Some of our competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which we operate or that our existing competitors will not compete more effectively against us. We may be required to implement price reductions in order to remain competitive should any of our competitors reduce prices in any of our markets. Moreover, our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. For example, the business of the PriceSmart warehouse clubs in Mexico (which closed in February 2005) was negatively impacted by the opening of U.S. based membership warehouse clubs, contributing to the closure of the Mexico PriceSmart warehouse club operations.

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

A few of our stockholders have control over our voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of May 31, 2006, Robert E. Price, who is our Chairman of the Board and Chief Executive Officer, and Sol Price, one of our significant stockholders and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 53.1% of our common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of our common stock, we are a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

We are subject to volatility in foreign currency exchange. We, primarily through majority or wholly owned subsidiaries, conduct operations in Central America and the Caribbean, and as such are subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2006, we had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For the nine months ended May 31, 2006, approximately 78% of our net warehouse club sales were in foreign currencies. Also, as of May 31, 2006, we had one closed warehouse club remaining in Mexico, after previously selling two of the closed warehouse clubs, through a 50/50 joint venture accounted for under the equity method of accounting, which operate under the Mexican Peso. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where we operate have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations were approximately $(1.2) million and $735,000 for the nine months ended May 31, 2006 and 2005, respectively.

We face the risk of exposure to product liability claims, a product recall and adverse publicity. We market and distribute products, including meat, dairy and other food products, from third-party suppliers, which expose us to the risk of product liability claims, a product recall and adverse publicity. For example, we may inadvertently redistribute food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. We generally seek contractual indemnification and insurance coverage from our major suppliers. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, financial condition and results of operations.

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

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, or SFAS 142, “Goodwill and Other Intangible Assets” could adversely affect our future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of May 31, 2006 and August 31, 2005, we had goodwill of approximately $31.9 million and $29.6 million, respectively, net of accumulated amortization originating prior to the adoption of SFAS 142. We performed our impairment test on goodwill as of August 31, 2005 and August 31, 2004, and no impairment losses were recorded. In the future, we will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable or increase the amount of our net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

We face increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for, and incurring significant expenses related to compliance with Section 404, which we will be required to comply with for the first time at the end of fiscal year 2006. We incurred expenses of approximately $387,000 for the nine months ended May 31, 2006 and $1.5 million in fiscal 2005 associated with such preparation. We and our advisors may not have adequately projected the cost or duration of implementation or planned sufficient personnel for the project, and more costs and time could be incurred than currently anticipated. Moreover, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in our implementation, could harm our operating results, cause us to fail to meet reporting obligations, result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.2	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated March 1, 2006.

10.3	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.4	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated March 1, 2006.

10.5	Ninth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2006.

10.6	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated March 1, 2006.

10.7	Seventh Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: July 14, 2006	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chief Executive Officer

Date: July 14, 2006	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Chief Financial Officer

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2006	August 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,533	$30,147
Short-term restricted cash	7,556	7,331
Receivables, net of allowance for doubtful accounts of $2,152 and $2,260, respectively	3,289	1,759
Receivables from unconsolidated affiliate	—	811
Merchandise inventories	69,102	65,719
Prepaid expenses and other current assets	7,316	8,360
Assets of discontinued operations	1,754	315

Total current assets	137,550	114,442

Long-term restricted cash	587	1,045
Property and equipment, net	161,444	142,310
Goodwill	31,883	29,600
Deferred tax asset	18,944	22,260
Other assets	2,345	4,108
Investment in unconsolidated affiliate	3,278	6,089

Total assets	$356,031	$319,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,648
Accounts payable	61,893	57,423
Accounts payable to unconsolidated affiliate	107	—
Accrued salaries and benefits	5,450	4,513
Deferred membership income	5,551	4,773
Income taxes payable	1,691	2,271
Other accrued expenses	10,536	12,547
Long-term debt, current portion	5,417	5,417
Liabilities of discontinued operations	557	663

Total current liabilities	91,202	89,255
Deferred tax liability	951	958
Deferred rent	1,599	1,427
Accrued closure costs	3,273	3,466
Long-term debt, related party	12,500	—
Long-term debt, net of current portion	13,791	23,915

Total liabilities	123,316	119,021
Minority interest	2,580	2,560
Stockholders’ equity:
Common stock, $.0001 par value, 45,000,000 shares authorized; 29,392,508 and 26,031,180 shares issued and 28,954,345 and 25,596,755 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	363,357	339,644
Tax benefit from exercise of stock options	3,379	3,379
Note receivable from stockholder	—	(29)
Accumulated other comprehensive loss	(14,077)	(13,757)
Accumulated deficit	(113,061)	(121,534)
Less: treasury stock at cost; 438,163 and 434,425 shares, respectively	(9,466)	(9,433)

Total stockholders’ equity	230,135	198,273

Total liabilities and stockholders’ equity	$356,031	$319,854

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Sales:
Net warehouse club	$180,781	$151,217	$536,856	$449,605
Export	9	23	20	394
Membership income	2,961	2,418	8,423	6,875
Other income	886	849	2,570	3,106

Total revenues	184,637	154,507	547,869	459,980

Operating expenses:
Cost of goods sold:
Net warehouse club	153,619	129,489	458,309	384,574
Export	7	35	23	396
Selling, general and administrative:
Warehouse club operations	20,068	18,367	57,556	53,513
General and administrative	6,312	6,162	17,691	17,549
Preopening expenses	—	40	336	42
Asset impairment and closure costs	59	8,460	172	8,752

Total operating expenses	180,065	162,553	534,087	464,826

Operating income (loss)	4,572	(8,046)	13,782	(4,846)
Other income (expense):
Interest income	624	360	1,348	1,401
Interest expense	(708)	(1,003)	(2,258)	(4,889)
Other expense, net	(71)	(318)	(46)	(419)

Total other expense	(155)	(961)	(956)	(3,907)

Income (loss) from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	4,417	(9,007)	12,826	(8,753)
Provision for income taxes	(1,192)	(3,020)	(4,686)	(4,041)
Loss of unconsolidated affiliate	(12)	(617)	(56)	(3,034)
Minority interest	(88)	568	(261)	402

Income (loss) from continuing operations	3,125	(12,076)	7,823	(15,426)
Discontinued operations, net of tax	103	(1,069)	650	(2,784)

Net income (loss)	3,228	(13,145)	8,473	(18,210)
Preferred dividends	—	—	—	(648)
Deemed dividend on exchange of common stock for preferred stock	—	—	—	(20,647)

Net income available to (loss attributable to) common stockholders	$3,228	$(13,145)	$8,473	$(39,505)

Basic income (loss) per share – common stockholders:
Continuing operations	$0.11	$(0.49)	$0.29	$(0.84)
Discontinued operations, net of tax	—	(0.04)	0.02	(0.15)
Preferred and deemed dividends	—	—	—	(1.16)

Available to (attributable to) common stockholders	$0.11	$(0.53)	$0.31	$(2.15)

Diluted income (loss) per share – common stockholders:
Continuing operations	$0.11	$(0.49)	$0.29	$(0.84)
Discontinued operations, net of tax	—	(0.04)	0.02	(0.15)
Preferred and deemed dividends	—	—	—	(1.16)

Available to (attributable to) common stockholders	$0.11	$(0.53)	$0.31	$(2.15)

Shares used in per share computations:
Basic	28,373	24,850	26,970	18,409

Diluted	29,067	24,850	27,412	18,409

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2006	2005
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$7,823	$(15,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,975	7,323
Allowance for doubtful accounts	(108)	1,271
Asset impairment and closure costs	172	8,752
Mark to market of stockholder note receivable	(1)	4
Deferred income taxes	2,857	1,685
Minority interest	261	(402)
Loss of unconsolidated affiliate	56	3,034
Compensation expense	1,465	698
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	1,023	1,028
Merchandise inventory	(3,383)	(1,997)
Accounts payable	4,577	(1,430)

Net cash provided by continuing activities	21,717	4,540
Net cash provided by (used in) discontinued activities	723	(2,748)

Net cash provided by operating activities	22,440	1,792

INVESTING ACTIVITIES:
Additions to property and equipment	(26,789)	(7,081)
Purchase of Jamaica minority interest	(2,402)	—
Purchase of Trinidad minority interest	(300)	—
Return of investment in unconsolidated affiliate	2,800	—

Net cash used in continuing activities	(26,691)	(7,081)
Net cash used in discontinued activities	(1,165)	(870)

Net cash used in investing activities	(27,856)	(7,951)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	37	54,591
Repayment of bank borrowings, net of proceeds from warrant exercise	(10,409)	(104,482)
Issuance of common stock in connection with the rights offering	19,052	47,793
Restricted cash	233	17,600
Proceeds from related party borrowing	12,500	3,000
Repayment of related party borrowing	—	(3,000)
Issuance of common stock	1,500	—
Proceeds from exercise of stock options	280	16
Repayment on note receivable from stockholder and reacquisition of common stock	30	—
Purchase of treasury stock	(33)	—
Issuance costs of common stock	—	(731)

Net cash provided by continuing activities	23,190	14,787
Net cash used in discontinued activities	—	(12,734)

Net cash provided by financing activities	23,190	2,053

Effect of exchange rate changes on cash and cash equivalents	612	537

Net increase (decrease) in cash and cash equivalents	18,386	(3,569)
Cash and cash equivalents at beginning of period	30,147	32,910

Cash and cash equivalents at end of period	$48,533	$29,341

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,978	$4,351
Income taxes	$1,070	$1,850
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Series A Preferred Stock and accrued dividend	$—	$22,231
Series B Preferred Stock	$—	$22,000
Bridge loan and accrued interest	$—	$25,318
Advance payment on real estate and accrued interest	$—	$5,192
Purchase order financing and accrued interest	$—	$15,586
Warrant exercise	$1,400	$1,808
Issuance costs on preferred stock converted to Additional Paid-in Capital	$—	$(111)
Accrued dividends on Series B Preferred Stock converted to Additional Paid-in Capital	$—	$2,298
Issuance of common stock for purchase of Guatemala minority interest	$—	$5,495
Contributed capital from significant stockholders for purchase of Guatemala minority interest	$—	$1,105
Deemed dividend on exchange of common stock for preferred stock	$—	$20,647

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2006

(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit from Exercise of Stock Options	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance at August 31, 2005	26,031	$3	$339,644	$3,379	$(29)	$(13,757)	$(121,534)	434	$(9,433)	$198,273
Shares issued	169	—	1,500	—	—	—	—	—	—	1,500
Rights offering	2,386	—	19,052	—	—	—	—	—	—	19,052
Warrant exercise	200	—	1,400	—	—	—	—	—	—	1,400
Donated services	—	—	16	—	—	—	—	—	—	16
Issuance of restricted stock awards	562	—	—	—	—	—	—	—	—	—
Exercise of stock options	45	—	280	—	—	—	—	—	—	280
Stock based compensation	—	—	1,465	—	—	—	—	—	—	1,465
Mark to market of employee restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Repayment of notes receivable and reacquisition of common stock	—	—	—	—	30	—	—	4	(33)	(3)
Net income	—	—	—	—	—	—	8,473	—	—	8,473
Translation adjustment	—	—	—	—	—	(320)	—	—	—	(320)

Comprehensive Income										8,153

Balance at May 31, 2006	29,393	$3	$363,357	$3,379	$—	$(14,077)	$(113,061)	438	$(9,466)	$230,135

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2006

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2006, the Company had 23 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. During fiscal 2005, the Company sold its interest in its former Philippine subsidiary. Also, the three warehouse clubs formerly operated in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. were closed during the second quarter of fiscal 2005 and two of those warehouse clubs were sold in the first quarter of fiscal 2006. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of May 31, 2006. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $113.1 million as of May 31, 2006. However, for the nine months ended May 31, 2006, the Company had net income available to common stockholders of $8.5 million and generated cash flow from operating activities of $22.4 million. The Company’s ability to fund its operations and service debt during fiscal 2006 has improved following the implementation and completion of the Financial Program as described in Note 7 – Financial Program and improvements in the underlying business operations. Certain reclassifications, including those of the discontinued operations discussed in Note 3 – Discontinued Operations, have been made to prior periods to conform to the current period presentation.

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of May 31, 2006:

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

Goodwill—Goodwill, resulting from certain business combinations totaled $31.9 million at May 31, 2006 and $29.6 million at August 31, 2005. The increase in goodwill was due to the Company increasing its ownership in PriceSmart Jamaica (SL), Inc. from 67.5% to 100% and PriceSmart Trinidad from 90.0% to 95.0% in the first nine months of fiscal year 2006. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition—The Company recognizes sales revenue when title of merchandise inventory passes to the customer, at time of sale. Membership fee income represents annual membership fees paid by the Company’s warehouse members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.

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

Stock-Based Compensation—As of May 31, 2006, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year end 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal 2003. During the second and third quarters of fiscal year 2006, the Company granted 559,900 and 6,000 restricted stock awards to certain employees, respectively. During the three and nine months ended May 31, 2006, $219,000 and $306,000, respectively, of compensation expense was recognized and is included in general and administrative expense in the consolidated statement of operations.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method”, as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This has resulted in the Company expensing $809,000 in the first nine months of fiscal 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company adjusted for this cumulative effect and recognized a reduction in stock-based compensation, which was recorded within the selling, general and administrative (SG&A) expense on the Company’s consolidated statement of operations. The adjustment was not recorded as a cumulative effect adjustment, net of tax, because the amount was not material to the consolidated statement of operations. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows rather than as an operating cash flow as in prior periods.

The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards each period (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net income (loss) attributable to common stockholders, as reported	$3,228	$(13,145)	$8,473	$(39,505)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	385	140	923	421
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(385)	(368)	(923)	(1,103)

Pro forma net income (loss)	$3,228	$(13,373)	$8,473	$(40,187)
Income (loss) per share:
Basic-as reported	$0.11	$(0.53)	$0.31	$(2.15)
Basic-pro forma	$0.11	$(0.54)	$0.31	$(2.18)
Diluted-as reported	$0.11	$(0.53)	$0.31	$(2.15)
Diluted-pro forma	$0.11	$(0.54)	$0.31	$(2.18)

In the first nine months of fiscal 2006 and 2005, the Company recognized stock compensation costs of $1.5 million and $700,000, respectively. The remaining unrecognized compensation cost related to unvested awards at May 31, 2006, was approximately $5.0 million and the weighted-average period of time over which this cost will be recognized is 4.1 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the nine months of fiscal 2006 and 2005:

	Nine Months Ended May 31,
	2006	2005
Risk free interest rate	4.35%	3.69%
Expected life	5 years	5 years
Expected volatility	43.96%	45.34%
Expected dividend yield	0%	0%

The following table summarizes stock options outstanding as of May 31, 2006, as well as activity during the first nine months then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2005	824,350	$13.39
Granted	6,000	8.18
Exercised	(44,423)	6.31
Forfeited or expired	(29,692)	17.33

Outstanding at May 31, 2006 (a)	756,235	$13.56

Exercisable at May 31, 2006	504,821	$15.23

(a)	At May 31, 2006 the weighted-average remaining contractual life of options outstanding was 2.8 years.

At May 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $(847,000) and $(1.4) million, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The weighted-average grant date fair value of stock options granted during the first nine months of fiscal 2006 and 2005 was $3.64 and $3.46, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the nine months of fiscal 2006 and 2005 are provided in the following table (in thousands):

	Nine Months Ended May 31,
	2006	2005
Proceeds from stock options exercised	$453	$7
Tax benefit related to stock options exercised	$62	$1
Intrinsic value of stock options exercised	$170	$2

Accounting Pronouncements—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in this statement are effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance- that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of SFAS 153 did not have a significant effect on the consolidated financial statements.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company has prospectively changed its policy from capitalization to expensing beginning in the third quarter of fiscal 2006. The adoption of this FSP did not have a material effect on the Company’s consolidated financial statements, as no warehouse clubs are anticipated to be built on leased land in fiscal year 2006.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2006	August 31, 2005
Cash and cash equivalents	$236	$33
Accounts receivable, net	294	147
Prepaid expenses and other current assets	—	33
Other long-term assets	1,224	102

Assets of discontinued operations	$1,754	$315

Accrued expenses	$473	$562
Long-term accrued closure costs	84	101

Liabilities of discontinued operations	$557	$663

As of May 31, 2006 and August 31, 2005, there was approximately $102,000 and $119,000 respectively, of accrued lease-related obligations for the Guam warehouse club on the consolidated balance sheets. Additionally, the Company recorded in the previous fiscal year a contingent liability of $152,000 related to the fair value of guarantees for loans for which it is a guarantor. As part of the Philippines divestiture agreement, the Company remains a guarantor on three loans that PSMT Philippines obtained prior to the divestiture. The Company guaranteed 52% of approximately $3.6 million in outstanding loans, or $1.9 million. The guaranties on two of the loans, with outstanding balances of $1.6 million as of May 31, 2006, remain in effect for the life of the loan, but the third loan, with an outstanding balance as of May 31, 2006 of approximately $2.0 million, will lapse when the outstanding principal balance falls below 100 million Philippine pesos (or approximately $1.90 million, at the May 2006 ending exchange rate). These loans also have leasehold improvements and furniture, fixtures and equipment pledged as collateral. The fair value of the guaranties provided by the Company of $152,000 was determined using an estimate of the costs to insure a loan with these attributes based on calculations derived from a government agency that provided insurance coverage for international export credit risk.

The following table sets forth key components of income (loss) from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net warehouse club sales	$—	$14,685	$—	$47,785
Pre-tax income (loss) from operations	112	(1,069)	997	(2,784)
Income tax benefit (provision)	(9)	—	(347)	—

Income (loss) from discontinued operations	$103	$(1,069)	$650	$(2,784)

The pre-tax income from operations, for the nine months ended May 31, 2006, includes approximately $1.0 million from the reversal of the provision against recoverability of a loan principal installment and accrued interest receivable from PSMT Philippines which was collected in December 2005, and the net results of the subleasing activity in Guam.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2006	August 31, 2005
Land	$49,242	$35,012
Building and improvements	106,470	96,683
Fixtures and equipment	62,583	59,357
Construction in progress	2,125	4,473

	220,420	195,525
Less: Accumulated depreciation	(58,976)	(53,215)

Property and equipment, net	$161,444	$142,310

Building and improvements includes net capitalized interest of $1.2 million and $1.4 million as of May 31, 2006 and August 31, 2005, respectively.

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

	Three Months Ended		Nine Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Income (loss) attributable to common stockholders	$3,228	$(13,145)	$8,473	$(39,505)
Determination of shares:
Average common shares outstanding	28,373	24,850	26,970	18,409
Assumed conversion of:
Stock options(1)	135	—	115	—
Warrants(2)	—	—	67	—
Restricted stock grant(3)	559	—	260	—
Rights(4)	—	—	—	—

Diluted average common shares outstanding	29,067	24,850	27,412	18,409
Net income (loss) attributable to common stockholders:
Basic income (loss) per share	$0.11	$(0.53)	$0.31	$(2.15)
Diluted income (loss) per share	$0.11	$(0.53)	$0.31	$(2.15)

(1)	Stock options representing 58,042 and 79,482 shares were excluded, due to their anti-dilutive effects for the three months and the nine months ended May 31, 2005, respectively.

(2)	A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised November 30, 2005.

(3)	Restricted stock was issued to certain employees in the second and third quarters of fiscal 2006, the dilutive effects of which are 559,222 and 260,238 shares as of the three and nine months ended May 31, 2006.

(4)	As of May 31, 2006, the rights offering period had expired; however, at May 31, 2005 there were 6,149,817 rights outstanding with an exercise price of $8.00 per share for the potential issuance of 9,224,726 shares of common stock.

NOTE 6—CLOSURE COSTS

During fiscal 2003 the Company closed two warehouse clubs, one each in Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

A reconciliation of the movements in the changes and related liabilities derived from the closed warehouse clubs as of May 31, 2006 is as follows (in thousands):

	Liability as of August 31, 2005	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of May 31, 2006
Lease obligations	$3,712	—	—	(183)	$3,529
Other associated costs	85	172	(4)	(217)	36

Total	$3,797	172	(4)	(400)	$3,565

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

The issuance of up to 16,052,668 shares of common stock in connection with a rights offering pursuant to rights distributed to the holders of outstanding shares of common stock, and the issuance of up to 3,125,000 shares of common stock, at a price of $8 per share, to the Price Group to ensure that the above-mentioned rights offering generates at least $25.0 million in proceeds. The $7 rights offering subscription period began on December 21, 2004 and ended on January 24, 2005. A total of 6,827,542 shares of common stock were sold during this period. The total proceeds were $47.8 million. The $8 rights offering period began on January 25, 2005 and initially expired on December 21, 2005 but was extended to January 31, 2006. A total of 2,463,614 shares of common stock were sold during the $8 rights offering period. The total proceeds for the $8 rights offering period were $19.7 million.

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

In connection with the Financial Program described above, the Company and certain of it subsidiaries entered into an agreement with the International Finance Corporation (the “IFC”) in the first fiscal quarter of 2005 providing for the following: (i) the Company granted the IFC a warrant to purchase 400,000 shares of the Company’s common stock at a price of $7 per share; (ii) the Company purchased a $10.2 million loan extended by the IFC to PriceSmart Philippines, Inc.; (iii) the Company obtained a waiver of certain IFC loan covenants regarding incurring additional debt, in order to borrow the $25.0 million in the bridge loan mentioned above; (iv) $5.2 million of restricted cash pledged as collateral to certain loans was released; (v) all pre-payment penalties were waived for all outstanding loans from the IFC; (vi) the net carrying costs were reduced on one loan by eliminating the IFC’s right to a percentage of the Company’s earnings, before interest, taxes, depreciation and amortization. Additionally, in connection with the Company’s transactions with the IFC, the Price Group (a related party to the Company) granted a put option giving the right to the IFC to sell 300,000 shares of Common Stock to the Price Group at a price of $12 per share between November 30, 2005 and November 30, 2006. The put option was exercised in the second quarter of fiscal 2006 and the transaction completed in March 2006. All of the above elements were completed during the Company’s first and second quarters of fiscal 2005. The warrant was issued in the second quarter of fiscal 2005, and the warrant was exercised with respect to 200,000 shares of the Company’s common stock on January 26, 2005. Pursuant to the terms of the warrant, the exercise price was paid by reducing the principal amount of two of the loans extended to the Company by the IFC. As a result, long-term debt was reduced by $1.4 million. The balance of the warrant was exercised on November 30, 2005, and long-term debt was reduced by an additional $1.4 million.

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

During fiscal year 2005, the Company sub-leased its closed location in Guatemala for $300,000 a year for the first and second year; $414,000 for the third year; with CPI increase not exceeding 3.5% each year for the fourth and fifth year; $500,000 for the sixth year; and with CPI increase each year not exceeding 3.5% each year for the remaining six years until the end of the sub-lease in 2017. For the discontinued operation in Guam, the Company sub-leased the warehouse for approximately the same amount as its rental expense, $400,000 a year, until the termination of the master lease in August 2011 at which time the sublease also ends. The Company’s annual future minimum lease commitments for the closed warehouse clubs in Guatemala and Guam are $642,000 and $400,000, respectively.

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement. The SEC has issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for over a year.

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2006, and August 31, 2005 the Company, together with its majority or wholly owned subsidiaries, had $0 and $1.6 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 0% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of May 31, 2006, and August 31, 2005, the Company had approximately $11.4 million and $10.0 million available on these facilities, respectively.

The Company has a bank credit agreement secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2006, letters of credit and lines of credit totaling $2.1 million were outstanding under this facility, leaving availability under this facility of $4.9 million.

As of May 31, 2006 and August 31, 2005, the Company, together with its majority or wholly owned subsidiaries, had $31.7 million and $29.3 million, respectively, outstanding in long-term borrowings. Included in the May 31, 2006 balance is $12.5 million from PS Ivanhoe LLC, a related party, which was subsequently paid off in June 2006. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage, except for approximately $3.8 million, as of August 31, 2005, which was secured by collateral deposits included in restricted cash on the balance sheet and letters of credit. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $28.0 million and $37.3 million as of May 31, 2006 and August 31, 2005, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company has debt agreements, with an aggregate principal amount outstanding as of May 31, 2006 of $17.1 million that, among other things, allow the lender to accelerate the indebtedness upon a default by the Company under other indebtedness and prohibit the Company from incurring additional indebtedness unless the Company is in compliance with specified financial ratios. As of May 31, 2006, the Company satisfied these ratios.

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

During the first nine months of fiscal 2006, the Company decided to purchase the minority interests of its Jamaica subsidiary in order to strengthen the Company’s position for the future and consequently increased its ownership percentage in its Jamaica subsidiary from 67.5% to 100%. The Company acquired the minority interests of its three partners, Big Box Sales, Ltd., Chancellor Holdings Limited, and P.S.C., SA, whose ownership percentages were 15%, 10% and 7.5% respectively, on November 17, 2005, November 15, 2005, and December 23, 2005, respectively. The consideration given in connection with this acquisition consisted of $2.4 million in cash and forgiveness of a $413,000 note receivable. The purchase price of $2.8 million was allocated to minority interest of $556,000, $126,000 to buildings and $2.1 million to goodwill. Also, during the second quarter of fiscal year 2006, the Company purchased a 5% minority interest of its Trinidad subsidiary from one of its partners and thereby increased its ownership percentage in its Trinidad subsidiary from 90% to 95%. The consideration given in connection with this acquisition was $300,000. The purchase price was allocated to minority interest of $132,000 and $168,000 to goodwill.

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

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. The Company has purchased approximately $2.0 million of fixtures from PSMT Mexico as of May 31, 2006. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company. Primarily as a result of the disposal of the two warehouse clubs, the Company received a return of capital of $2.8 million during the second quarter of fiscal 2006.

	As of May 31, 2006	As of August 31, 2005
Current assets	$5,942	$6,446
Non-current assets	$7,287	$20,319
Current liabilities	$884	$1,061
Non-current liabilities	$—	$6,132

	Nine Months Ended May 31,
	2006	2005
Revenues	$53	$26,683
Cost of goods sold	$20	$25,130
Net loss	$(113)	$(5,540)

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

Relationship with PS Ivanhoe: On October 24, 2005, the Company entered into a Promissory Note (the “Note”) with PS Ivanhoe, LLC, a California limited liability company (“PS Ivanhoe”), which is managed by the Price Group, pursuant to which the Company borrowed $12.5 million from PS Ivanhoe. The Note bears interest at a rate of 8% per annum and has a term of two years. All unpaid principal and accrued interest is due and payable in full on October 23, 2007 (the “Maturity Date”). Any amounts outstanding under the Note from and after the Maturity Date bear interest at a rate equal to the lesser of 12% per annum or the maximum interest rate allowed by law. To secure the Company’s obligations under the Note, the Company and PS Ivanhoe entered into a Pledge and Security Agreement pursuant to which the Company granted to PS Ivanhoe a security interest in all of the issued and outstanding shares of stock (and all ownership rights with respect thereto) in PriceSmart Real Estate, S.A., the Company’s wholly owned Panamanian subsidiary. On June 13, 2006, the promissory note entered with PS Ivanhoe was repaid.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (and previously included James F. Cahill). The Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company paid approximately $126,000 and $135,000 for the nine months ended May 31, 2006 and May 31, 2005, respectively.

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

Promissory Note: In April 2000, John Hildebrandt purchased 3,738 shares of common stock pursuant to the stock purchase feature of the 1998 Equity Participation Plan and delivered to the Company a promissory note in the amount of $149,987. Mr. Hildebrandt’s note was a recourse note, bearing interest at a rate of 5.85%, with a term of six years. In April 2006, Mr. Hildebrandt repaid the outstanding principal and interest due under the note by delivering 3,738 shares of common stock valued at $8.83 per share (the closing price of the common stock on April 19, 2006) and paid $118,887 in cash. Mr. Hildebrandt received a cash bonus in April 2006 and used the after-tax proceeds of the bonus to pay the cash portion of the repayment.

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses of approximately $122,000 and $287,000 during the first nine months of fiscal 2006 and 2005, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $563,000 and $505,000 in rental income for this space during the first nine months of fiscal 2006 and 2005, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $196,000 and $194,000 of rental income for the first nine months of fiscal 2006 and 2005, respectively for space leased to it by the Company. The Company also received approximately $644,000 and $536,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first nine months of fiscal year 2006 and 2005, respectively. In February 2005, the Company received a one-time refund of approximately $400,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. Mr. Zurcher is also Chairman of the Board of Banca Promerica (Costa Rica), which lent $900,000 as part of a $5.9 million syndicated loan to the Company in fiscal 2000 and was repaid in October 2004. During fiscal 2001, the Company entered into a $1.9 million short-term credit facility with Banco Promerica (El Salvador), which was cancelled during fiscal 2005.

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

Relationship with PriceSmart Mexico: The Company sold inventory to PriceSmart Mexico and charged it for salaries and other administrative services. Such transactions were in the ordinary course of business at negotiated prices comparable to those of transactions with other customers. For the first nine months of fiscal year 2006 and 2005 export sales to PriceSmart Mexico were approximately $0 and $214,000, respectively, and are included in total export sales of $20,000 and $394,000, respectively. Under equity accounting, for export sales to PriceSmart Mexico, the Company’s investment in unconsolidated affiliate has been reduced by the Company’s portion of the unrealized profit from these sales.

The Company has purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing cash, an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At May 31, 2006, the aggregate amount of equipment purchased from Mexico was approximately $2.0 million.

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

	United States Operations	Central American Operations	Caribbean Operations	Total
Nine Months Ended May 31, 2006
Total revenue	$71	$336,210	$211,588	$547,869
Operating income (loss)	(213)	11,167	2,828	13,782
Discontinued operations, net of tax	650	—	—	650
Depreciation and amortization	444	3,850	2,681	6,975
Goodwill	—	26,354	5,529	31,883
Assets of discontinued operations	1,754	—	—	1,754
Identifiable assets	74,771	189,789	91,471	356,031
Nine Months Ended May 31, 2005
Total revenue	$436	$283,120	$176,424	$459,980
Operating income (loss)	(3,124)	4,860	(6,582)	(4,846)
Discontinued operations, net of tax	(2,784)	—	—	(2,784)
Depreciation and amortization	446	4,191	2,686	7,323
Goodwill	—	26,494	3,239	29,733
Assets of discontinued operations	48,882	—	—	48,882
Identifiable assets	104,336	161,248	88,616	354,200
Year Ended August 31, 2005
Total revenue	$481	$378,888	$239,456	$618,825
Operating income (loss)	685	4,933	(10,929)	(5,311)
Discontinued operations, net of tax	(19,459)	—	—	(19,459)
Depreciation and amortization	666	5,401	3,420	9,487
Goodwill	—	26,361	3,239	29,600
Assets of discontinued operations	315	—	—	315
Identifiable assets	64,138	165,202	90,514	319,854