Form 10-K
period 2006-08-31
PRICESMART INC
filed 2006-11-13
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 28, 2006 was $86,501,904, based on the last reported sale of $8.00 per share on February 28, 2006.

As of November 7, 2006, a total of 28,966,294 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2006 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2007 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED AUGUST 31, 2006

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart" or the "Company") anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect," "believe," "will," "may," "should," "project," "estimate," "scheduled" and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors”.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2006 and August 31, 2005, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2006)	Number of Warehouse Clubs in Operation (as of August 31, 2005)	Ownership (as of August 31, 2006)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	3	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	23	22

During the third quarter of fiscal 2006, the Company entered into agreements to purchase land in Honduras and Trinidad for the construction of two warehouse clubs. In Honduras, upon completion of construction, the Company relocated its San Pedro Sula warehouse club to this new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006. In Trinidad, the Company currently plans to complete construction and open a new warehouse club in the summer of 2007.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica. Also during the first and second quarters of fiscal 2006, the Company acquired the 32.5% of minority interests in PriceSmart Jamaica, increasing the Company’s ownership to 100%. In addition, during the second quarter of fiscal 2006, the Company acquired an additional 5% interest in its PriceSmart Trinidad subsidiary, increasing its ownership to 95% from 90%.

During fiscal 2005, the Company disposed of its interest in PSMT Philippines, Inc., the Company’s former Philippine subsidiary, resulting in the reduction by four of the number of consolidated warehouse clubs. The sale was completed on August 12, 2005. With the sale of the Company’s interest in PSMT Philippines, Inc., all associated financial information for it, as well as the Company’s Guam operation, which we closed on December 24, 2003, qualify for treatment as “discontinued operations” in the Company’s financial statements. The prior periods have been reclassified for comparative purposes.

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed on February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005. One location remains unsold and efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. As of the end of August 2006, PriceSmart had acquired approximately $2.3 million of the fixtures and equipment for use in the Company’s other warehouse clubs.

At the end of August 2006, the total number of consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory in comparison to 22 consolidated warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2005. The average age of the 23 warehouse clubs in operation as of August 31, 2006 was 68 months and was 59 months for the 22 warehouse clubs included in continuing operations as of August 31, 2005.

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

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name "PriceSmart." In addition, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. The warehouse clubs sell basic consumer goods to individuals and businesses, typically comprised of approximately 48% U.S.-sourced merchandise and approximately 52% locally sourced merchandise, with an emphasis on quality and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins. The typical no-frills warehouse club-type buildings range in size from 40,000 to 50,000 square feet of selling space and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, photo centers, pharmacy and optical departments. The shopping format includes an average annual membership fee of approximately $26.

The Company generally operates its business through subsidiary companies established in each of the countries in which it operates warehouse clubs. These subsidiary companies are generally joint ventures, when initially created, whose majority stockholder was the Company and whose minority stockholders were local business people. The Company typically enters into corporate services agreements with the newly created joint venture companies pursuant to which the Company provides its full support, which includes training and management assistance, as well as access to the Company’s strategic information and distribution channels. Over time the Company has purchased the minority interest of many of the minority stockholders and is now the 100% owner of the warehouse clubs located in 8 of the Company’s 11 consolidating countries and one U.S. territory.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company delivers quality imported U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies, resulting in price reductions and improved value to our members.

Membership Policy

PriceSmart believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue. PriceSmart has two types of members: Business and Diamond (individual).

Business owners and managers qualify for Business membership. PriceSmart promotes Business membership through its merchandise selection and its marketing programs primarily targeting wholesalers, institutional buyers and retailers. Business members pay an annual membership fee which approximates $25 for a primary and spouse membership card and approximately $10 for additional add-on membership cards. Diamond (individual) members pay an annual membership fee of approximately $20 and an approximate fee of $10 for an add-on membership card.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred membership income is presented separately on the balance sheet and totaled $5.8 million and $4.8 million as of August 31, 2006 and 2005, respectively. PriceSmart's membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

In the past, the Company rapidly expanded into new countries and markets as part of its strategy to gain volume buying benefits and to move quickly into underserved areas. The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing portfolio provides the opportunity for improved sales and profitability. However, the Company continues to evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company currently plans to complete construction and open a new warehouse club in the summer of 2007, which would bring to three the total number of warehouse clubs in Trinidad.

Warehouse Club Closings and Asset Impairment

During fiscal 2004, the Company recorded approximately $1.2 million of additional closure costs related to two closed warehouse clubs (one in Guatemala and one in the Dominican Republic) and the closed distribution center in Commerce, California.

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

During fiscal 2006, the Company recorded $1.8 million in asset impairment and closure costs, which were primarily due to the write-down of two real estate assets of the Company, one in Honduras and one in the Dominican Republic. The Company’s original San Pedro Sula, Honduras location is being vacated and the operation was relocated to a new site which was acquired during the year in another section of the city. The charge in the Dominican Republic relates to the previously closed warehouse club.

Discontinued Operations

With the disposition of the Company's interest in PSMT Philippines, Inc., this entity, as well as the Company's Guam operation, which was closed on December 24, 2003, qualify for treatment as "discontinued operations" in the Company's financial statements. The prior periods have been reclassified for comparative purposes.

International Licensee Business

The Company had one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people at the end of fiscal 2005, through which the Company had received fees in connection with certain licensing and technology transfer agreements and sales of products purchased from the Company. The licensee no longer uses the Company's information systems for which it paid a fee.

During the second fiscal quarter of 2004, representatives of the Company and its former China licensee held discussions with regards to payments to be made by the licensee to the Company under the PRC Technology License Agreement (Amended) entered into in February 2001. In this regard, the licensee had failed to satisfy certain of its payment obligations under the agreement, asked the Company to relieve it from some of the payment obligations and sought related modifications to the parties' relationship. During the pendency of the parties' discussions, the Company agreed to a temporary moratorium on certain payment obligations. In October 2004, the Company concluded that, in view of the lack of substantive progress arising from the parties' discussions, it should proceed with sending a notice of default relating to the licensee's non-payment. Accordingly, on October 7, 2004, the Company issued a notice of default to the licensee, demanding the payment of $1.4 million within 30 days for previously unbilled license fees and interest. On December 10, 2004 the Company terminated the PRC Technology License Agreement (Amended), as well as the PRC Trademark License Agreement which also had been entered into by the Company and the licensee. As a result, the Company fully reserved the outstanding receivable by recording a bad debt expense of $600,000, has not recorded revenue from this license relationship since the third quarter of fiscal 2004 and all receivables and related reserves for this licensee were subsequently written-off.

Intellectual Property Rights

It is the Company's policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registrable marks with the U.S. Patent and Trademark Office, and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint ventures, employees, consultants and suppliers and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

There can be no assurance that third parties will not assert claims against the Company with respect to existing and future trademarks, trade names, domain names, sales techniques or other intellectual property matters. In the event of litigation to determine the validity of any third-party's claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's management, whether or not such litigation is concluded in favor of the Company.

While the Company has registered under various classifications the mark "PriceSmart" in several countries, certain registration applications remain pending; because of objections by one or more parties, there can be no assurance that the Company will obtain all such registrations or that the Company has proprietary rights to the marks.

In August 1999, the Company and Associated Wholesale Grocers, Inc. ("AWG") entered into an agreement regarding the trademark "PriceSmart" and related marks containing the name "PriceSmart." The Company agreed not to use the "PriceSmart" mark or any related marks containing the name "PriceSmart" in connection with the sale or offer for sale of any goods or services within AWG's territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. The Company, however, may use the mark "PriceSmart" or any mark containing the name "PriceSmart" on the internet or any other global computer network whether within or outside such territory, and in any national advertising campaign that cannot reasonably exclude the territory, and the Company may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by the Company for registration of the mark "PriceSmart" or related marks containing the name "PriceSmart," and AWG has further agreed not to bring any action for trademark infringement against the Company based upon the

Company's use outside the territory (or with respect to the permitted uses inside the territory) of the mark "PriceSmart" or related marks containing the name "PriceSmart."

Employees

As of August 31, 2006, the Company and its consolidated subsidiaries had a total of 2,937 employees. Approximately 93% of the Company's employees were employed outside of the United States.

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

Item 1A. Risk Factors

In evaluating our business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the Securities and Exchange Commission.

The Company had substantial net losses in fiscal years 2004 and 2005, and may continue to incur losses in future periods. The Company incurred net losses attributable to common stockholders of approximately $33.3 million in fiscal 2004, including asset impairment and closing cost charges of approximately $1.2 million, approximately $63.6 million in fiscal 2005, including asset impairment and closing charges of approximately $11.4 million. In fiscal 2006, the Company reported net income of approximately $11.9 million, including $3.7 million of income from discontinued operations, net of tax, primarily associated with payments made by the Company’s Philippines subsidiary on an outstanding loan on which the Company had recorded a full impairment and asset impairment and closing charges of $1.8 million. The increase in net income resulted primarily from improved sales, margins, expense controls and inventory management. There can be no guarantee that these positive results will continue in the future and the Company may again return to a net loss making situation.

The Company’s debt agreements may limit the Company’s ability to borrow more indebtedness. As a result, the Company may not have access to sufficient financing to meet its cash needs if its vendors restrict credit to the Company or the Company otherwise experiences a cash shortfall. Under the terms of debt agreements to which the Company and/or one or more of its wholly owned or majority owned subsidiaries are parties in order to incur additional indebtedness, the Company must comply with specified financial covenants, which include current ratio, debt service and leverage ratios. During fiscal year 2005, the Company paid off all loans that had financial maintenance covenants, and as of August 31, 2006, the Company was in compliance with all of its incurrence covenants.

Most of the Company's vendors extend trade credit to the Company and allow payment for products following delivery. If these vendors extend less credit to the Company or require pre-payment for products, the Company's cash requirements and financing needs may increase. The Company may not be able to obtain financing or refinancing on terms that are acceptable to the Company, or at all.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations, (ii) the imposition of foreign and domestic governmental controls, (iii) trade restrictions, (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business, (v) thefts and other crimes, (vi) limitations on U.S. company ownership in certain foreign countries, (vii) product registration, permitting and regulatory compliance, (viii) volatility in foreign currency exchange rates, (ix) the financial and other capabilities of the Company's joint venturers and licensees, and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2006, the Company had in operation 23 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama; four in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of the Company's business will depend to a significant degree on the Company's ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces significant competition. The Company's international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which the Company operates or that the Company's existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company's warehouse clubs typically import nearly half of the merchandise that they sell, which originates from various countries and is transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs.

Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company's warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as "mad cow disease." As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company's operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of the Company's warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

Declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business. The success of the Company's operations depends to a significant extent on a number of factors that affect discretionary consumer spending, including employment rates, business conditions, consumer spending patterns and customer preferences and other economic factors in each of the Company's foreign markets. Adverse changes in these factors, and the resulting adverse impact on discretionary consumer spending, would affect the Company's growth, sales and profitability. In addition, a significant decline in these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States. Any general instability in the national or regional economies of the foreign countries, in which the Company currently operates, could have a material adverse effect on the Company's business, financial condition and results of operations.

A few of the Company's stockholders have control over the Company's voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of August 31, 2006, Robert E. Price, who is the Company's Chairman of the Board and Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, together with their affiliates, comprise a group that may be deemed to beneficially own 52.8% of the Company's common stock. Because the group may be deemed to beneficially own, in the aggregate, more than 50.0% of the Company's common stock, PriceSmart is a "controlled company" within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2006, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For fiscal 2006, approximately 78% of the Company's net warehouse club sales were in foreign currencies. Also, as of August 31, 2006, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal 2002 and the end of fiscal 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal 2003 and the end of fiscal 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations, for fiscal 2006, 2005 and 2004 were approximately $(1.5) million, $551,000 and $(1.0) million, respectively.

The Company faces the risk of exposure to product liability claims, a product recall and adverse publicity. The Company markets and distributes products, including meat, dairy and other food products, from third-party suppliers, which exposes the Company to the risk of product liability claims, a product recall and adverse publicity. For example, the Company may inadvertently redistribute food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. The Company generally seeks contractual indemnification and insurance coverage from its major suppliers. However, if the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on the Company's ability to successfully market its products and on the Company's business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the Company's products caused illness or injury could have a material adverse effect on the Company's reputation with existing and potential customers and on the Company's business, financial condition and results of operations.

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144 ("SFAS 144"), “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect the Company's future results of operations and financial position. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. For example, the Company was required to take an impairment charge pursuant to SFAS 144 of $1.6 million in fiscal 2006 for its Honduras warehouse club operation, which was due to the intended relocation in November 2006 from the original San Pedro Sula location to a new site acquired during 2006 in another section of the city, and for the closed warehouse club operations in the Dominican Republic. In fiscal 2005 the Company was required to take an impairment charge pursuant to SFAS 144 of $10.4 million in fiscal 2005 for its U.S. Virgin Island warehouse club operation and for closed warehouse club operations in Guatemala and Dominican Republic, as well as $1.1 million and $3.1 million related to the write down of the Company's interest in its Mexico joint venture in fiscal 2005 and 2004, respectively. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" could adversely affect the Company's future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2006, the Company had goodwill of approximately $31.9 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2006 and August 31, 2005, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

The Company faces increased costs and compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. The Company has incurred expenses of approximately $1.5 million in 2005 for the documentation process and $752,000 in 2006 for the testing and residual documentation processes to comply with Section 404 of the Sarbanes-Oxley Act.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our asset; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company's operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company's internal controls over financial reporting or the Company's independent auditors providing an adverse opinion regarding management's assessment. Any such result could cause investors to lose confidence in the Company's reported financial information, which could have a material adverse effect on the Company's stock price.

Environmental Matters

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc. (“PEI”) in 1997, the Company agreed to indemnify PEI for all of PEI’s liabilities (including indemnification obligations for environmental liabilities) arising out of PEI’s prior ownership of certain properties. The Company’s ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. For example, PEI sold an unimproved, 12.9-acre site located in Meadowlands, New Jersey in August 1995. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. Nevertheless, PEI’s previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site. The Company also retains certain environmental indemnification obligations with respect to a parcel of land in Silver City, New Mexico, which PEI sold in March 1996 but agreed to retain responsibility for certain environmental matters. This site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited. The Company is continuing to monitor the soil and groundwater at this property under supervision of local authorities. If the Company were to incur costs for remediating contamination at the Meadowlands or Silver City sites (or any other site for which the Company maintains environmental responsibility) which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings”. All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Country / Territory	Date Opened	Date Closed	Ownership / Lease
CENTRAL AMERICA
Panama:
Los Pueblos	October 25, 1996		Own land and building
Via Brazil	December 4, 1997		Lease land and building
El Dorado	November 11, 1999		Own land and building(4)
David	June 15, 2000		Own land and building
Guatemala:
Mira Flores	April 8, 1999		Lease land and building
Guatemala City	August 24, 2000	August 15, 2003	Lease land and building(3)
Pradera	May 29, 2001		Lease land and building
Costa Rica:
Zapote	June 25, 1999		Own land and building
Escazu	May 12, 2000		Own land and building
Heredia	June 30, 2000		Own land and building
Llorente	November 18, 2005		Own land and building
El Salvador:
Santa Elena	August 26, 1999		Own land and building
San Salvador	April 13, 2000		Own land and building
Honduras:
San Pedro Sula 1	September 29, 1999	October 27, 2006	Own land and building
San Pedro Sula 2	November 4, 2006		Own land and building(5)
Tegucigalpa	May 31, 2000		Lease land and building
Nicaragua:
Managua	July 25, 2003		Own land and building

CARIBBEAN
Dominican Republic:
Santo Domingo	December 10, 1999		Own land and building
Santiago	December 14, 1999		Own land and building
East Santo Domingo	October 12, 2000	June 15, 2003	Own land and building
Aruba:
Oranjestad	March 23, 2001		Lease land and building
Barbados:
Bridgetown	August 31, 2001		Lease land and building
Trinidad:
Chaguanas	August 4, 2000		Own land and building
Port of Spain	December 5, 2001		Lease land(1)
U.S. Virgin Islands:
St. Thomas	May 4, 2001		Lease land(1)
Jamaica:
Kingston	March 28, 2003		Own land and building

DISCONTINUED OPERATIONS
Guam:
Barrigada	March 8, 2002	December 24, 2003	Lease land and building(3)

UNCONSOLIDATED AFFILIATE
Mexico:
Queretaro	March 1, 2003	February 28, 2005	Own land and building(2)

(1)	The Company constructed, at its expense, the building on land that it leases.
(2)	Owned through a 50/50 joint venture which is accounted for under the equity method.
(3)	The land and buildings for these closed locations have been subleased to third-parties.
(4)	Land and building purchased in November 2005.
(5)	San Pedros Sula 2 replaced San Pedro Sula 1 in November 2006.

Corporate Headquarters. The Company maintains its headquarters at 9740 Scranton Road, San Diego, California 92121-1745. The Company leases approximately 35,000 square feet of office space at a rate $49,018 per month, with a 2% annual increase. The current term expires on March 31, 2011. The Company also leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $39,238 per month that expires on December 31, 2008. The second is a 24,700 square foot facility leased at a rate of $34,199 per month that expires on February 28, 2008. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for over a year.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2006.

The Company's 2007 Annual Meeting of Stockholders is currently scheduled for 10:00 a.m. on January 23, 2007, at the Company's headquarters, 9740 Scranton Road, San Diego, CA 92121. Matters to be voted on will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2006 under the heading "Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2006 under the heading "Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2006 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2006 under the heading "Quantitative and Qualitative Disclosures about Market Risk."

Item 8. Financial Statements

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2006 under the heading "Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2006, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting, during the fiscal year ended August 31, 2006 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting as such terms are defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f). We maintain internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2006. The certifications of our Chief Executive Officer and our Chief Financial Officer are filed as exhibits 32.1 and 32.2 respectively.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report incorporated herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PriceSmart, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PriceSmart, Inc. maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that PriceSmart, Inc. maintained effective internal control over financial reporting as of August 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of PriceSmart, Inc. and our report dated November 3, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

November 3, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at http://www.pricesmart.com/IR/Investors.htm. PriceSmart intends to disclose future amendments to, or waivers from, certain provision of its code of ethics within four business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 23, 2007 under the headings "Election of Directors," "Information Regarding Directors," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 23, 2007 under the headings "Information Regarding the Board," "Executive Compensation and Other Information" and "Performance Graph."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 23, 2007 under the headings "Securities Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 23, 2007 under the heading "Certain Transactions."

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for January 23, 2007 under the heading "Independent Registered Public Accounting Firm."

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(44)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amendment to Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

4.1(39)	Specimen of Common Stock certificate.

4.2(39)	Specimen transferable subscription rights certificate for holders of Common Stock.

4.3(39)	Instructions of Use of PriceSmart, Inc. Common Stock Right Certificates.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

Exhibit Number	Description
10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(5)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(8)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(40)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(42)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(45)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(47)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)*	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

Exhibit Number	Description
10.8(a)(18)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(15)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(43)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(47)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.9(21)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(16)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(42)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(46)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(47)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.30(a)(9)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

Exhibit Number	Description
10.30(b)(9)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(36)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(43)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(47)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.33(24)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.43(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(43)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(47)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.44(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

Exhibit Number	Description
10.44(c)(10)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(43)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(47)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.46(29)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(38)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(45)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(47)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)*	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.65(40)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3 million.

10.66(41)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.67(41)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

10.68(43)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.69(43)	Stipulation of Settlement dated May 12, 2005.

10.70(45)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

Exhibit Number	Description
10.71(a)(45)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(b)(45)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.72(45)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.73(46)	Stock Purchase Agreement dated as of December 23, 2005 by and between PriceSmart, Inc. and Carlos Nandwani, an individual, and Technotics International Ltd., a Bahamian company.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2006.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.
(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.

(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(39)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.
(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2006 filed with the Commission on April 14, 2006.
(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(b) Financial Statement Schedules

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2004	$626	$396	$(11)		$1,011
Year ended August 31, 2005	1,011	1,473	(224)		2,260
Year ended August 31, 2006	2,260	(4)	(2,065	)(1)	191

(1)	Deduction principally consists of China royalty write-off of $2.0 million in fourth quarter of fiscal 2006, which had been previously reserved in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE Robert E. Price	Chairman of the Board and Chief Executive Officer	November 13, 2006

/s/ MURRAY L. GALINSON Murray L. Galinson	Director	November 13, 2006

/s/ KATHERINE L. HENSLEY Katherine L. Hensley	Director	November 13, 2006

/s/ LEON C. JANKS Leon C. Janks	Director	November 13, 2006

/s/ LAWRENCE B. KRAUSE Lawrence B. Krause	Director	November 13, 2006

/s/ JACK MCGRORY Jack McGrory	Director	November 13, 2006

/s/ KEENE WOLCOTT Keene Wolcott	Director	November 13, 2006

EDGAR A. ZURCHER Edgar A. Zurcher	Director	November 13, 2006