Form 10-K/A
period 2006-08-31
PRICESMART INC
filed 2006-12-19
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

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

As of December 15, 2006 a total of 29,421,560 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2006 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 2007 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

PriceSmart, Inc. is filing this Amendment No. 1 to its annual report on Form 10-K for the year ended August 31, 2006, filed with the Securities and Exchange Commission on November 13, 2006 (the “Original Filing”), in accordance with Exchange Act Rule 12b-15 to amend and restate the certifications attached to the Original Filing as Exhibit 31.1 and 31.2, respectively, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and no other information included in the Original Form is amended hereby.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description

2.1(44)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(35)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(36)	Amendment to Amended and Restated Bylaws of the Company.

3.6(2)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated January 15, 2002.

3.7(3)	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Cumulative Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof dated July 8, 2003.

4.1(39)	Specimen of Common Stock certificate.

4.2(39)	Specimen transferable subscription rights certificate for holders of Common Stock.

4.3(39)	Instructions of Use of PriceSmart, Inc. Common Stock Right Certificates.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(4)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(5)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(6)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(7)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(8)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

Exhibit Number	Description

10.3(f)(8)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(9)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(9)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(10)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(11)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(32)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(40)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(42)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(45)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(47)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)(48)	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.4(13)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(14)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.8(a)(18)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(7)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(8)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(15)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(19)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(9)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(16)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(32)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(36)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(43)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(47)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.9(21)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(20)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(8)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(19)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(16)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(11)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(35)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(42)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(46)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(47)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.30(a)(9)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(9)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(16)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(32)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(36)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

Exhibit Number	Description

10.30(f)(43)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(47)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.33(24)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.34(a)(2)	Shareholders’ Agreement for PSMT Mexico, S.A. de C.V. dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.34(b)(35)	First Amendment to Shareholders’ Agreement between the Company and Grupo Gigante, S.A. de C.V. dated January 31, 2002.

10.34(c)(35)	Second Amendment to Shareholders’ Agreement between the Company Grupo Gigante, S.A. de C.V. dated November 7, 2003.

10.35(2)	Series A Preferred Stock and Warrant Purchase Agreement dated as of January 15, 2002 between the Company and Grupo Gigante, S.A. de C.V.

10.36(2)	Series A Preferred Stock Purchase Agreement dated as of January 18, 2002 between the Company and the Investors Listed on Exhibit A Thereto.

10.43(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(10)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(10)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(10)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(32)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(36)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(43)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(47)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.44(a)(10)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(10)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(10)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(10)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(10)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(32)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(32)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(36)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(43)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(47)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.46(29)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(38)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(38)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(45)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(47)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(48)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.55(37)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(37)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.65(40)	Promissory Note between The Price Group, LLC and the Company dated November 3, 2004 for $3 million.

10.66(41)	Warrant Purchase Agreement dated January 26, 2005 between the Company and the IFC.

10.67(41)	Common Stock Purchase Warrant dated January 26, 2005 issued by the Company to the IFC.

Exhibit Number	Description

10.68(43)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.69(43)	Stipulation of Settlement dated May 12, 2005.

10.70(45)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.71(a)(45)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(b)(45)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.72(45)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.73(46)	Stock Purchase Agreement dated as of December 23, 2005 by and between PriceSmart, Inc. and Carlos Nandwani, an individual, and Technotics International Ltd., a Bahamian company.

13.1(48)	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2006.

21.1(48)	Subsidiaries of the Company.

23.1(48)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on January 24, 2002.

(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 10, 2003.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(5)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(6)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.

(13)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(14)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(17)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(22)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(24)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.

(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.

(27)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.

(28)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.

(29)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.

(31)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(32)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(33)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.

(34)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.

(35)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(37)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.

(38)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(39)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with the Commission on January 14, 2005.

(41)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2005.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(44)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2006 filed with the Commission on April 14, 2006.

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2006	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Chief Executive Officer