Form 10-Q
period 2006-11-30
PRICESMART INC
filed 2007-01-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-22793

PriceSmart, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0628530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9740 Scranton Road, San Diego, CA 92121

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

The registrant had 28,983,397 shares of its common stock, par value $.0001 per share, outstanding at January 5, 2007.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2006, the consolidated balance sheet as of August 31, 2006, the unaudited consolidated statements of income for the three months ended November 30, 2006 and 2005, the unaudited consolidated statements of cash flows for the three months ended November 30, 2006 and 2005, are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2006	August 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,261	$39,995
Short-term restricted cash	7,748	7,651
Receivables, net of allowance for doubtful accounts of $195 and $191, respectively	4,888	3,599
Merchandise inventories	93,730	77,432
Prepaid expenses and other current assets	9,741	8,985
Assets of discontinued operations	1,513	1,594

Total current assets	132,881	139,256

Long-term restricted cash	585	531
Property and equipment, net	165,489	162,029
Goodwill	31,801	31,870
Deferred tax asset	20,073	20,183
Other assets	1,512	1,903
Investment in unconsolidated affiliate	3,133	3,271

Total Assets	$355,474	$359,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$677	$158
Accounts payable	75,861	65,520
Accounts payable to unconsolidated affiliate	—	381
Accrued salaries and benefits	5,658	5,765
Deferred membership income	6,249	5,780
Income taxes payable	3,600	4,098
Other accrued expenses	13,816	15,194
Long-term debt, current portion	1,000	5,417
Liabilities of discontinued operations	143	130

Total current liabilities	107,004	102,443
Deferred tax liability	961	1,101
Deferred rent	1,571	1,730
Accrued closure costs	3,189	3,226
Long-term debt, net of current portion	555	13,252

Total liabilities	113,280	121,752

Minority interest	2,808	2,672
Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $.0001 par value, 45,000,000 shares authorized; 29,421,560 and 29,404,457 shares issued and 28,983,397 and 28,966,294 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	364,774	364,132
Tax benefit from exercise of stock options	3,593	3,509
Accumulated other comprehensive loss	(13,914)	(13,883)
Accumulated deficit	(105,604)	(109,676)
Less: treasury stock at cost; 438,163 shares	(9,466)	(9,466)

Total stockholders’ equity	239,386	234,619

Total Liabilities and Stockholders’ Equity	$355,474	$359,043

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2006	2005
Revenues:
Sales:
Net warehouse club	$198,100	$166,513
Export	95	—
Membership income	3,241	2,645
Other income	1,061	816

Total revenues	202,497	169,974

Operating expenses:
Cost of goods sold:
Net warehouse club	168,498	142,520
Export	92	—
Selling, general and administrative:
Warehouse club operations	20,293	18,254
General and administrative	5,968	5,726
Preopening expenses	232	335
Closure costs	191	53

Total operating expenses	195,274	166,888

Operating income	7,223	3,086
Other income (expense):
Interest income	364	312
Interest expense	(355)	(721)
Other income, net	14	24

Total other income (expense)	23	(385)

Income from continuing operations before provision for income taxes, income (loss) of unconsolidated affiliate and minority interest	7,246	2,701
Provision for income taxes	(2,973)	(1,342)
Income (loss) of unconsolidated affiliate	(85)	36
Minority interest	(134)	(44)

Income from continuing operations	4,054	1,351
Discontinued operations, net of tax	18	654

Net income	$4,072	$2,005

Basic income per share:
Continuing operations	$0.14	$0.05
Discontinued operations, net of tax	$—	$0.03

Net income	$0.14	$0.08

Diluted income per share:
Continuing operations	$0.14	$0.05
Discontinued operations, net of tax	$—	$0.03

Net income	$0.14	$0.08

Shares used in per share computations:
Basic	28,429	25,698

Diluted	29,105	26,005

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2006	2005
OPERATING ACTIVITIES:
Income from continuing operations	$4,054	$1,351
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,302	2,274
Allowance for doubtful accounts	4	(8)
Closure costs	191	(53)
Gain on sale of property and equipment	(18)	—
Deferred income taxes	(30)	639
Minority interest	134	44
(Income) loss of unconsolidated affiliate	85	(36)
Stock-based compensation	508	437
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(3,559)	(1,083)
Merchandise inventory	(16,298)	(15,438)
Accounts payable	9,960	12,403

Net cash provided by (used in) continuing activities	(2,667)	530
Net cash provided by (used in) discontinued activities	73	(262)

Net cash provided by (used in) operating activities	(2,594)	268

INVESTING ACTIVITIES:
Additions to property and equipment	(5,792)	(16,505)
Sale of property and equipment	22	—
Purchase of Jamaica minority interest	—	(1,726)

Net cash used in continuing activities	(5,770)	(18,231)
Net cash provided by (used in) discontinued activities	39	(168)

Net cash used in investing activities	(5,731)	(18,399)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	667	76
Repayment of bank borrowings	(17,262)	(2,500)
Restricted cash	(151)	185
Proceeds from related party borrowing	—	12,500
Issuance of common stock	—	1,500
Proceeds from exercise of stock options	134	21
Tax benefit from exercise of stock options	84	3

Net cash provided by (used in) financing activities	(16,528)	11,785

Effect of exchange rate changes on cash and cash equivalents	119	543

Net decrease in cash and cash equivalents	(24,734)	(5,803)
Cash and cash equivalents at beginning of period	39,995	30,147

Cash and cash equivalents at end of period	$15,261	$24,344

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$502	$1,767
Income taxes	$3,328	$664
Supplemental disclosure of non-cash financing activities related to the Financial Program:
Issuance of common stock for:
Warrant exercise	$—	$1,400

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2006

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2006, the Company had 23 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. During fiscal 2005, the Company sold its interest in its former Philippine subsidiary. Also, the three warehouse clubs formerly operated in Mexico as part of a 50/50 joint venture with Grupo Gigante, S.A. de C.V. were closed during the second quarter of fiscal 2005 and two of those warehouse clubs were sold in the first quarter of fiscal 2006. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of November 30, 2006. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $105.6 million as of November 30, 2006. However, for the three months ended November 30, 2006, the Company had net income of $4.1 million. The Company’s ability to fund its operations and service debt during fiscal 2007 has improved following the implementation and completion of the Financial Program as described in Note 8 – Financial Program and improvements in the underlying business operations. As a result, the Company prepaid $14.9 million of its long-term debt during the current quarter. In addition, the Company was able to fund the build up of its inventory, which contributed to the increase of sales year over year. Certain reclassifications have been made to prior periods to conform to the current period presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended August 31, 2006.

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2006:

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

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash - Short-term restricted cash primarily represents time deposits that are pledged as collateral for the Company’s revolving line of credit and long-term restricted cash represents deposits with Federal Regulatory agencies in Costa Rica and Panama.

Merchandise Inventories - Merchandise inventories, which include merchandise for resale, are valued at the lower of cost (average cost) or market. The Company provides for estimated inventory losses and obsolescence between physical inventory counts on the basis of a percentage of sales. The provision is adjusted periodically to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company may be required to take markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Allowance for Doubtful Accounts - The Company generally does not extend credit to its members, but may do so for specific wholesale, government or other large volume members. The Company maintains an allowance for doubtful accounts based on assessments as to the probability of collection of specific customer accounts, the aging of accounts receivable, and general economic conditions. If the credit worthiness of a specific customer deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of buildings from ten to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised.

Lease Accounting - Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when we take possession of the property and extending over the term of the related lease. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense.

Goodwill - Goodwill resulting from certain business combinations totaled $31.8 million at November 30, 2006 and $31.9 million at August 31, 2006. The decrease in goodwill was due to the foreign exchange translation losses in Guatemala and Jamaica for $31,000 and $38,000, respectively. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition - The Company recognizes sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”

Cost of Goods Sold - The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees and insurance. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at our distribution facilities.

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

Selling, General and Administrative - Selling, general and administrative costs are comprised primarily of expenses associated with warehouse operations. Warehouse operations include the operating costs of the Company’s warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional purchasing and management centers.

Pre-Opening Costs - The Company expenses pre-opening costs (the costs of start-up activities, including organization costs, and rent) as incurred.

Closure Costs - The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; all other costs are expensed as incurred. The Company closed one warehouse club during fiscal year 2004 and two warehouse clubs during fiscal year 2003. During the first quarter of fiscal year 2007, the Company’s original San Pedro Sula location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2007 in another section of the city. During the first quarter of fiscal year 2007, the Company recorded an impartment charge of $72,000 related to this relocation.

Impact of Foreign Currency Rate Changes - The functional currency in many of our international subsidiaries is the local currency, which in many cases is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to US dollars at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statements of income, for the first fiscal quarter of 2007, and 2006 were approximately $(160,000), and $(675,000), respectively.

Stock-Based Compensation - As of November 30, 2006, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. During the current quarter, the Company cancelled 3,600 of the 565,900 restricted stock awards granted in fiscal year 2006.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method”, as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the first quarter of fiscal 2007 and 2006, the Company recognized stock compensation expenses of $508,000 and $437,000, respectively. The stock compensation cost for the first quarter of fiscal 2007 includes $212,000 for restricted stock grants and $296,000 for stock options. The stock compensation expense for the first quarter of fiscal 2006 includes stock options only as there were no restricted stock grants at that time. The remaining unrecognized compensation expense related to unvested awards at November 30, 2006, was approximately $4.1 million and the weighted-average period of time over which this cost will be recognized is 3.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2007 and 2006:

	Three Months Ended November 30,
	2006	2005
Risk free interest rate	4.35%	(a)
Expected life	5 years	(a)
Expected volatility	43.96%	(a)
Expected dividend yield	0%	(a)

(a)	No options were granted during the first quarter of fiscal 2006.

The following table summarizes stock options outstanding as of November 30, 2006, as well as activity during the first quarter then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2006	696,787	$13.67
Options granted	3,000	16.67
Exercised	(20,703)	6.58
Forfeited or expired	(964)	18.18

Outstanding at November 30, 2006 (a)	678,120	$13.89

Exercisable at November 30, 2006	437,885	$16.06

(a)	At November 30, 2006 the weighted-average remaining contractual life of options outstanding was 2.3 years.

At November 30, 2006, the aggregate intrinsic value of shares outstanding and shares exercisable was $2.3 million and $525,000, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option).

The weighted-average grant date fair value of stock options granted during the first quarter of fiscal 2007 was $7.81 and there were no options granted during the first quarter of fiscal 2006.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal 2007 and 2006 are provided in the following table (in thousands):

	Three Months Ended November 30,
	2006	2005
Proceeds from stock options exercised	$361	$29
Tax benefit related to stock options exercised	$84	$3
Intrinsic value of stock options exercised	$225	$7

Accounting Pronouncements - In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement simplifies and codifies related guidance within GAAP. The Company is required to adopt SFAS 157 no later than the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108, Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108, Section N in the first quarter of fiscal 2007. Adoption of SAB No. 108, Section N did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements.

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS

154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The adoption of SFAS 154 did not have a material impact on the company’s consolidated statements, as no accounting changes and error corrections were applied during the first quarter of fiscal 2007.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2006	August 31, 2006
Cash and cash equivalents	$187	$110
Accounts receivable, net	310	429
Prepaid expenses and other current assets	5	—
Other assets	1,011	1,055

Assets of discontinued operations	$1,513	$1,594

Accrued expenses	$143	$130

Liabilities of discontinued operations	$143	$130

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended November 30,
	2006	2005
Net warehouse club sales	$—	$—
Pre-tax income from discontinued operations	18	1,054
Income tax provision	—	(400)

Income from discontinued operations	$18	$654

The pre-tax income from discontinued operations, for the three months ended November 30, 2005 includes approximately $1.0 million from the reversal of the provision against recoverability of a loan principal installment and accrued interest receivable from the former Philippines subsidiary which were collected in December 2005, and the net results of the subleasing activity in Guam.

NOTE 4—COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources. Comprehensive income is comprised of net income and other comprehensive income (loss), which includes certain changes in stockholders’ equity such as foreign currency translation of the financial statements of the Company’s subsidiaries.

	Three Months Ended November 30,
	2006	2005
Net income	$4,072	$2,005
Foreign currency translation adjustment	(31)	(154)

Comprehensive income	$4,041	$1,851

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2006	August 31, 2006
Land	$48,932	$48,820
Building and improvements	111,567	105,123
Fixtures and equipment	63,105	61,304
Construction in progress	3,347	6,207

	226,951	221,454
Less: accumulated depreciation	(61,462)	(59,425)

Property and equipment, net	$165,489	$162,029

Building and improvements includes net capitalized interest of $1.2 million for both November 30, 2006 and August 31, 2006, respectively.

NOTE 6—INCOME PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2006	2005
Income	$4,072	$2,005
Determination of shares:
Average common shares outstanding	28,429	25,698
Assumed conversion of:
Stock options	138	107
Warrants (1)	—	200
Restricted stock grant (2)	538	—

Diluted average common shares outstanding	29,105	26,005
Net income:
Basic income per share	$0.14	$0.08
Diluted income per share	$0.14	$0.08

(1)	A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised November 30, 2005.
(2)	Restricted stock was issued to certain employees in the second and third quarters of fiscal 2006, the dilutive effects of which was 537,693 shares as of November 30, 2006.

NOTE 7—CLOSURE COSTS

During fiscal 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

During the first quarter of fiscal year 2007, the Company recorded an asset impairment charge of approximately $72,000, which was due to the San Pedro Sula, Honduras location being vacated and the operation being relocated to a new site which was acquired during fiscal year 2006 in another section of the city.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of November 30, 2006 is as follows (in thousands):

	Liability as of August 31, 2006	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of November 30, 2006
Lease obligations	$3,466	—	—	(63)	$3,403
Asset Impairment	—	72	(72)	—	—
Other associated costs	36	119	(1)	(119)	35

Total	$3,502	191	(73)	(182)	$3,438

NOTE 8 - FINANCIAL PROGRAM

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for almost two years.

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

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable and estimable exposures. At November 30, 2006, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. As of November 30 and August 31, 2006, the Company had recorded within other accrued expenses a total of $8.6 million and $8.3 million, respectively, for income and other tax related contingencies.

The Company is currently evaluating the impact, if any, of the adoption of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements.

NOTE 10—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2006 and August 31, 2006, the Company, together with its majority or wholly-owned subsidiaries, had $677,000 and $158,000, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.0% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expires during the year and is typically renewed. As of November 30, 2006 and August 31, 2006, the Company had approximately $11.0 million and $11.0 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2006, letters of credit totaling $2.5 million were outstanding under this facility, leaving availability under this facility of $4.5 million.

As of November 30, 2006 and August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $1.6 million and $18.7 million, respectively, outstanding in long-term borrowings. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $2.3 million and $27.9 million as of November 30, 2006 and August 31, 2006, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining balance on the long-term debt held by the International Finance Corporation. This debt had a remaining principal balance of $14.9 million at the time of repayment with semi-annual principal payments due through 2010.

NOTE 11 – ACQUISITION OF MINORITY INTEREST

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

During fiscal 2006, the Company purchased the minority interests of its Jamaica subsidiary in order to strengthen the Company’s position for the future and consequently increased its ownership percentage in its Jamaica subsidiary from 67.5% to 100%. The Company acquired the minority interests of its three partners, Big Box Sales, Ltd., Chancellor Holdings Limited, and P.S.C., SA, whose ownership percentages were 15%, 10% and 7.5% respectively, on November 17, 2005, November 15, 2005, and December 23, 2005, respectively. The consideration provided in connection with this acquisition consisted of $2.4 million in cash and forgiveness of a $413,000 note receivable. The purchase price of $2.8 million was allocated to minority interest of $556,000, $126,000 to buildings and $2.1 million to goodwill. Also, during the second quarter of fiscal year 2006, the Company purchased a 5% minority interest of its Trinidad subsidiary from one of its partners and thereby increased its ownership percentage in its Trinidad subsidiary from 90% to 95%. The consideration provided in connection with this acquisition was $300,000. The purchase price was allocated to minority interest of $132,000 and $168,000 to goodwill. The goodwill related to these transactions has been allocated to the Caribbean Operations segment.

NOTE 12—UNCONSOLIDATED AFFILIATE

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

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts are underway to sell it as well. The fixtures and equipment are also being sold. The Company has purchased approximately $2.3 million of fixtures from PSMT Mexico as of November 30, 2006. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company.

	As of November 30, 2006	As of August 31, 2006
Current assets	$6,118	$5,887
Noncurrent assets	$5,692	$7,038
Current liabilities	$890	$839
Noncurrent liabilities	$66	$—

	Three Months Ended November 30,
	2006	2005
Revenues	$—	$49
Cost of Goods Sold	$—	$20
Net income (loss)	$(169)	$73

NOTE 13—RELATED-PARTY TRANSACTIONS

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

Relationship with SD Revitalization: During the fourth quarter of fiscal year 2006, the Company sold approximately $34,000 of school supplies to SD Revitalization, a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any school supplies to the charitable group in the first quarter of fiscal years 2006 and 2007.

Relationship with PS Ivanhoe: On October 24, 2005, the Company borrowed $12.5 million from PS Ivanhoe, LLC, a California limited liability company (“PS Ivanhoe”), which is managed by the Price Group pursuant to a Promissory Note (the “Note”). The

Note bears interest at a rate of 8% per annum and has a term of two years. All unpaid principal and accrued interest was due and payable in full on October 23, 2007 (the “Maturity Date”). Any amounts outstanding under the Note from and after the Maturity Date bear interest at a rate equal to the lesser of 12% per annum or the maximum interest rate allowed by law. To secure the Company’s obligations under the Note, the Company and PS Ivanhoe entered into a Pledge and Security Agreement pursuant to which the Company granted to PS Ivanhoe a security interest in all of the issued and outstanding shares of stock (and all ownership rights with respect thereto) in PriceSmart Real Estate, S.A., the Company’s wholly owned Panamanian subsidiary. On June 13, 2006, the promissory note entered with PS Ivanhoe was repaid. The Company paid approximately $642,000 in interest on the promissory note.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (and previously included James F. Cahill). The Company reimburses PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company paid approximately $2,700 and $59,000 for these costs for the three months ended November 30, 2006 and 2005, respectively.

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $45,000 and $32,000 during the first three months of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $198,000 and $192,000 in rental income for this space during the first quarter of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $70,000 and $64,000 of rental income in the first three months of fiscal 2007 and 2006, respectively, for space leased to it by the Company. The Company also received approximately $184,000 and $226,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first three months of fiscal years 2007 and 2006, respectively. In addition, the Company also received approximately $37,000 and $0 in Smart credit fees during the first three months of fiscal year 2007 and 2006, respectively, related to the co-branded credit card with Banca Promerica.

Relationship with PriceSmart Mexico: The Company has purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing cash, an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At November 30, 2006 and 2005, the aggregate amount of equipment purchased from Mexico was approximately $2.3 million and $1.9 million, respectively.

The Company believes that each of the related party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 14 – SEGMENT REPORTING

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

	United States Operations	Central American Operations	Caribbean Operations	Total
Three Months Ended November 30, 2006
Total revenue	$111	$123,890	$78,496	$202,497
Asset Impairment and Closure Cost	—	(184)	(7)	(191)
Operating income (loss)	1,478	3,929	1,816	7,223
Interest Income	274	42	48	364
Interest Expense	(169)	(118)	(68)	(355)
Income Tax Expense	(1,790)	(814)	(369)	(2,973)
Income (loss) from continuing operations	(291)	2,935	1,410	4,054
Discontinued operations, net of tax	18	—	—	18
Depreciation and amortization	138	1,328	836	2,302
Goodwill	—	26,319	5,482	31,801
Assets of discontinued operations	1,513	—	—	1,513
Identifiable assets	45,211	210,077	100,186	355,474

Three Months Ended November 30, 2005
Total revenue	$17	$102,914	$67,043	$169,974
Asset Impairment and Closure Cost	—	(44)	(9)	(53)
Operating income (loss)	(461)	2,799	748	3,086
Interest Income	208	78	26	312
Interest Expense	(134)	(327)	(260)	(721)
Income Tax Expense	(871)	(650)	179	(1,342)
Income (loss) from continuing operations	(1,222)	1,810	763	1,351
Discontinued operations, net of tax	654	—	—	654
Depreciation and amortization	166	1,179	929	2,274
Goodwill	—	26,331	4,948	31,279
Assets of discontinued operations	1,770	—	—	1,770
Identifiable assets	51,779	193,307	100,556	345,642

Year Ended August 31, 2006
Total revenue	$130	$449,820	$284,723	$734,673
Asset Impairment and Closure Cost	—	(996)	(838)	(1,834)
Operating income	1,678	12,963	3,489	18,130
Interest Income	1,555	275	129	1,959
Interest Expense	(802)	(1,247)	(1,142)	(3,191)
Income Tax Expense	(5,664)	(1,783)	(665)	(8,112)
Income (loss) from continuing operations	(3,335)	9,726	1,793	8,184
Discontinued operations, net of tax	3,674	—	—	3,674
Depreciation and amortization	587	5,370	3,661	9,618
Goodwill	—	26,350	5,520	31,870
Assets of discontinued operations	1,594	—	—	1,594
Identifiable assets	64,927	197,364	96,752	359,043

NOTE 15 – SUBSEQUENT EVENTS

On December 20, 2006, the Company signed the contract for the sale of the land and building of the previously closed location, East Santo Domingo, Dominican Republic. The selling price was $2.5 million, which is approximately equal to the current book value of the land and building. The Company previously recorded a $2.4 million and $813,000 impartment charges in the fiscal years 2005 and 2006, respectively, to write-down the building.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries and competition, as well as those risks described in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors referenced in the Form 10-K, filed on November 13, 2006 for the fiscal year ended 2006. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2006 (fiscal 2007) and November 30, 2005 (fiscal 2006), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2006 and 2005, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2006)	Number of Warehouse Clubs in Operation (as of November 30, 2005)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Mexico	—	—	50%	Equity
Nicaragua	1	1	51%	Consolidated

Totals	23	23

During the third quarter of fiscal 2006, the Company entered into agreements to purchase land in Honduras and Trinidad for the construction of two warehouse clubs. In Honduras, the Company completed construction and relocated its San Pedro Sula warehouse club to this new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006. In Trinidad, the Company currently plans to complete construction and open a new warehouse club in the summer of 2007.

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

On February 11, 2005, it was announced that the Company and Grupo Gigante S.A. de C.V. had decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. This closure was completed on February 28, 2005. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which had operated three membership warehouse clubs in Mexico. The joint venture sold two of the three locations consisting of land and buildings in September 2005. One location remains unsold and efforts are underway to sell or lease it. Additional assets of the joint venture to be liquidated include fixtures and equipment and recoverable value-added tax. As of the end of November 2006, PriceSmart had acquired approximately $2.3 million of the joint venture’s fixtures and equipment for use in the Company’s other warehouse clubs.

At the end of both November 2005 and November 2006, the total number of the Company’s consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory. The average age of the 23 warehouse clubs in operation as of November 30, 2006 was 71 months and was 63 months for the 23 warehouse clubs included in continuing operations as of November 30, 2005.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

Net warehouse club sales increased 19.0% to $198.1 million in the first quarter of fiscal 2007, from $166.5 million in the first quarter of fiscal 2006. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Each of the Company’s warehouse clubs recorded increases in sales from the first quarter of fiscal 2006 compared to the first quarter of fiscal 2007. The Company opened a new warehouse club in Costa Rica on November 18, 2005, which contributed 12 days of sales to the first quarter of fiscal 2006. In the first quarter of fiscal 2007, that warehouse club operated for the full fiscal quarter, and accounted for approximately 290 basis points of sales growth, or approximately $5.0 million in total warehouse club sales. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Three Months Ended November 30, (Amounts in thousands)
	2006		2005		Increase (Decrease)	Change
	Amount	% of Sales	Amount	% of Sales
Central America	$120,897	61.0%	$100,564	60.4%	$20,333	20.2%
Caribbean	77,203	39.0%	65,949	39.6%	11,254	17.1%

	$198,100	100.0%	$166,513	100.0%	$31,587	19.0%

Comparable warehouse club sales, which are for warehouse clubs open at least 12 full months, increased 16.0% for the 52-week period ended December 3, 2006, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 will not be used in the calculation of comparable warehouse club sales until the month ending February 28, 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the first fiscal quarter of 2007 compared to the same period in fiscal 2006.

	Three Months Ended November 30,
	2006	2005
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	30%	29%
Food (including dry and fresh foods)	42%	44%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	10%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first quarter of fiscal 2007 increased $5.6 million to $29.6 million, or 14.9% of net warehouse club sales, from $24.0 million, or 14.4% of net warehouse club sales. The increase in warehouse gross profit margin dollars was largely due to higher sales. As a percentage of sales, warehouse net profit margin increased 55 basis points primarily as a result of a reduced negative impact associated with foreign currency exchange related expense. In the current quarter, the Company recorded $161,000 (0.08% of sales) in foreign exchange related costs compared to $676,000 (0.41% of sales) in the first quarter of fiscal 2006.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.5% to $3.2 million, or 1.6% of net warehouse club sales, in the first quarter of fiscal 2007 compared to $2.6 million, or 1.6% of net warehouse club sales, in the first quarter of fiscal 2006. The increase in membership income reflects both a 14% increase in the number of membership accounts, and a 3% increase in the average membership fee. The membership renewal rate for the 12 month period ended November 30, 2006 and 2005 was 83% and 85%, respectively. Total membership accounts as of the end of November 2006 were approximately 493,000, an increase of approximately 59,000 accounts over the end of November 2005.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first quarter of fiscal 2007 was $1.1 million compared to $816,000 in the same period a year ago. This increase was primarily attributable to higher rental income and construction management income.

Warehouse operating expenses increased 11.1% to $20.3 million, or 10.2% of net warehouse club sales, in the first quarter of fiscal 2007 from $18.3 million, or 11.0% of net warehouse club sales, in the first quarter of fiscal 2006. The $2.0 million increase in warehouse club operating expenses resulted from increased payroll related expenses ($929,000), higher bank and credit card fees related to higher sales ($298,000), and increased operating costs for utilities, repair and maintenance, and supplies ($432,000). Across all spending categories, the inclusion of a full quarter’s costs associated with the new club in Costa Rica, which opened on November 18, 2005, resulted in $572,000 of increased warehouse club operating expenses in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

General and administrative expenses increased 4.2% to $6.0 million, or 3.0% of net warehouse club sales, for the first quarter of fiscal 2007 from $5.7 million, or 3.4% of net warehouse club sales, in the first quarter of fiscal 2006. The increased costs were associated with salaries and related benefits, including incentive bonus payments for the Company’s corporate and U.S. buying operations.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the first quarter of fiscal 2007 of $232,000 were primarily associated with the opening of the relocated warehouse club in San Pedro Sula, Honduras, which opened on November 4, 2006. In the first quarter of fiscal year 2006, pre-opening expenses for the Company’s fourth warehouse club in Costa Rica, which opened November 18, 2005, were $335,000.

Asset impairment and closure costs for the first quarter of fiscal year 2007 were $191,000 compared to $53,000 in the first quarter of fiscal year 2006. Asset impairment and closure costs in the first quarter of fiscal year 2007 primarily related to the Company’s now vacant original San Pedro Sula, Honduras location. The operation was relocated to a new site which was acquired during fiscal 2006 in another section of the city. The Company believes that this new location will have a positive impact on the results of that warehouse club.

Operating income for the quarter was $7.2 million, or 3.7% of net warehouse club sales, compared to $3.1 million, or 1.9% of net warehouse club sales, in the first quarter of fiscal 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $364,000 in the first quarter of fiscal 2007 compared to $312,000 in the first quarter of fiscal 2006. The increase reflects generally higher interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $355,000 in the first quarter of fiscal 2007 from $721,000 in the first quarter of fiscal 2006, resulting from a reduction in debt held by the Company.

Tax expense for the first quarter of fiscal 2007 was $3.0 million on pre-tax income of $7.2 million, as compared to $1.3 million of tax expense on pre-tax income of $2.7 million for the first quarter of fiscal 2006. The decrease in the effective tax rate to 41.0% in the first quarter of fiscal 2007 from 49.7% for year ended 2006 is the result of tax planning strategies and changes in tax rates and tax contingencies in certain countries where we operate.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $134,000 in the first quarter of fiscal year 2007. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $44,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the first quarter of fiscal 2007 was $4.1 million compared to $1.4 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current quarter, the Company recognized income of $18,000, which includes $21,000 in income associated with the closed Guam location, which is leased to a subtenant, net of expenses. In the first quarter of fiscal 2006, the Company recognized income of $654,000, which included $1.0 million (pre-tax) associated with the reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan, from PSMT Philippines, which was collected in December 2005.

The costs included in discontinued operations, net of taxes are comprised of the following:

	Three Months Ended November
	2006	2005
Guam pre-tax income (loss) from operations	$21	$50
Philippines pre-tax income (loss) from operations	(3)	1,004
Pre-tax loss on divestiture	—	—

Income (loss) before income taxes and minority interest	18	1,054
Income tax (provision) benefit	—	(400)
Minority interest	—	—

Discontinued operations, net of tax	$18	$654

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements during the first quarter of fiscal 2007 were for operating working capital needs, particularly those associated with the acquisition of merchandise in advance of the holiday shopping period. The Company also used capital during the quarter to complete the construction of a warehouse club in San Pedro Sula, Honduras and expanded one of its warehouse clubs in Panama City, Panama. In addition, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million.

The Company had $15.3 million in consolidated cash and cash equivalents as of November 30, 2006 compared to $40.0 million in consolidated cash and cash equivalents as of August 31, 2006.

Net cash flows used in operating activities were $2.6 million in the first quarter of fiscal 2007, compared to cash provided by operations of $268,000 in the first quarter of fiscal 2006. The reduction in operating cash flows in the current quarter compared to the same period in fiscal 2006 resulted primarily from an increased and earlier investment in merchandise inventories ahead of the holiday period. Since the end of August 2006, the Company has increased merchandise inventory levels by $16.3 million. The increase in accounts payable (predominantly vendor credit) during that same period increased $10.0 million, resulting in a net cash use of $6.3 million. In the first quarter of fiscal 2006, merchandise inventories increased $15.4 million resulting in a net cash use of $3.0 million (net of the increase in accounts payable). While the level of merchandise inventory increase was nearly the same between the two periods, the greater use of cash in the first quarter of fiscal 2007 was due to the earlier purchase of that inventory during the quarter, resulting in a reduced accounts payable balance in relation to inventory at the end of November 2006 compared to November 2005.

Net cash used in investing activities was $5.7 million and $18.4 million in the first quarters of fiscal 2007 and 2006, respectively. The decrease in the use of cash in the current period resulted primarily from the acquisition in fiscal 2006 of a 35,000 square meter commercial center in Panama City, Panama, which included the existing PriceSmart warehouse club along with additional commercial property, for $12.7 million (including closing fees), and $2.8 million in costs associated with the new warehouse club in Costa Rica. In the first quarter of fiscal 2006, the Company also used $1.7 million to purchase an additional 25% interest in its Jamaica subsidiary. In the first quarter of fiscal 2007, the additions to property and equipment totaled $5.8 million, with $3.5 million associated with the completion of construction of the Company’s San Pedro Sula warehouse, and $880,000 used to complete the expansion of the Company’s Via Brasil location in Panama City, Panama.

Financing activities resulted in a net cash use of $16.5 million in the first quarter of fiscal 2007. The Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006 in addition to the Company’s regularly scheduled principal payment of $2.4 million. During the first quarter of fiscal 2006, financing activities provided net cash of $11.8 million attributable to $12.5 million in long-term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, as part of a lawsuit settlement.

Financing Activities

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2006, the Company, together with its majority or wholly owned subsidiaries, had $677,000 outstanding in short-term borrowings. As of August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $158,000 in short-term borrowings.

In addition, the Company has a bank credit agreement that provides for borrowings of up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2006, letters of credit totaling $2.5 million were outstanding under this facility, leaving $4.5 million available for borrowing under this facility.

As of November 30, 2006, the Company, together with its majority or wholly owned subsidiaries, had $1.6 million outstanding in long-term borrowings. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $2.3 million as of November 30, 2006. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation.

Contractual Obligations

As of November 30, 2006, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total		Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$1,555	(2)	$1,000	$525	$17	$13
Operating leases	115,695		6,971	12,810	11,860	84,054

Total	$117,250		$7,971	$13,335	$11,877	$84,067

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)	On September 15, 2006, the Company prepaid the remaining $14.9 million balance on the long-term debt held by the International Finance Corporation.

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

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2006, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in all but four of its subsidiaries as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2006 of approximately $55.1 million and $11.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, which have increased due to the implementation of the Financial Program (as described in Note 8 to the Consolidated Financial Statements for the quarter ended November 30, 2006 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company has determined that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded a $785,000 and $72,000 impairment charges in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, respectively, to write-down the long-lived assets of the San Pedro Sula, Honduras location. This is the result of the current location being vacated and moved to another section of the city. The Company also recorded a $813,000 impairment charge in the fourth quarter of fiscal 2006 to write-down the long-lived assets at the closed Dominican Republic warehouse.

Stock-Based Compensation: As of November 30, 2006, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method”, as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period.

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

Basis of Presentation: The consolidated financial statements include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries that are more than 50% owned and controlled. All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s 50% owned Mexico joint venture is accounted for under the equity method of accounting.

Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement simplifies and codifies related guidance within GAAP. The Company is required to adopt SFAS 157 no later than the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108, Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108, Section N in the first quarter of fiscal 2007. Adoption of SAB No. 108, Section N did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its financial statements.

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The adoption of SFAS 54 did not have a material impact on the company’s consolidated statements, as no accounting changes and error corrections were applied during the first quarter of fiscal 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2006, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For the quarters ended November 30, 2006 and 2005, approximately 79% and 78%, respectively, of the Company’s net warehouse club sales were in foreign currencies. Also, as of November 30, 2006, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% between the end of the fiscal year ended August 31, 2002 and the end of the year ended August 31, 2003 and 13% (significantly higher at certain points of the year) between the year ended August 31, 2003 and the year ended August 31, 2004. There can be no assurance that the Company will not experience any other materially adverse effects on the Company’s business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries, as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $(160,000) and $(675,000) for the three months ended November 30, 2006 and 2005, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were $(31,000) and $(126,000) for the three months and year ended November 30, 2006 and August 31, 2006, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of November 30, 2006:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2007	Currency
Panama	4	—	U.S. Dollar
Costa Rica	4	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	1	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	23	1

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for almost two years.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Available Information

PriceSmart, Inc.’s website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings”. All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal 2007.

The Company’s Annual Meeting of Stockholders is currently scheduled for 10:00 am on January 23, 2007, at the Company’s headquarters, 9740 Scranton Road, San Diego, CA, 92121. Matters to be voted on are included in the Company’s definitive proxy statement filed with the Securities and Exchange Commission and distributed to stockholders prior to the meeting.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Restricted Stock Award Agreement, dated December 7, 2006, between the Company and Jose Luis Laparte.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: January 9, 2007	By:	/s/ ROBERT E. PRICE
Robert E. Price Chief Executive Officer

Date: January 9, 2007	By:	/S/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer