Form 10-Q
period 2007-02-28
PRICESMART INC
filed 2007-04-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

The registrant had 29,552,580 shares of its common stock, par value $.0001 per share, outstanding at March 30, 2007.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2007, the consolidated balance sheet as of August 31, 2006, the unaudited consolidated statements of income for the three and six months ended February 28, 2007 and 2006, the unaudited consolidated statements of cash flows for the three and six months ended February 28, 2007 and 2006, are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2007	August 31, 2006
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$33,441	$39,995
Short-term restricted cash	7,844	7,651
Receivables, net of allowance for doubtful accounts of $176 and $191, respectively	4,326	3,599
Merchandise inventories	84,108	77,432
Prepaid expenses and other current assets	10,596	8,985
Assets of discontinued operations	1,543	1,594

Total current assets	141,858	139,256

Long-term restricted cash	407	531
Notes receivable	2,130	—
Property and equipment, net	160,918	162,029
Goodwill	31,702	31,870
Deferred tax asset	19,875	20,183
Other assets	3,926	1,903
Investment in unconsolidated affiliate	2,980	3,271

Total Assets	$363,796	$359,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4,062	$158
Accounts payable	72,503	65,520
Accounts payable to unconsolidated affiliate	—	381
Accrued salaries and benefits	5,448	5,765
Deferred membership income	6,720	5,780
Income taxes payable	4,217	4,098
Other accrued expenses	14,469	15,194
Dividend payable	9,458	—
Long-term debt, current portion	1,000	5,417
Liabilities of discontinued operations	145	130

Total current liabilities	118,022	102,443
Deferred tax liability	1,307	1,101
Deferred rent	1,708	1,730
Accrued closure costs	3,150	3,226
Long-term debt, net of current portion	53	13,252

Total liabilities	124,240	121,752

Minority interest	2,928	2,672
Commitments and contingencies

Stockholders’ Equity:
Common stock, $.0001 par value, 45,000,000 shares authorized; 29,552,580 and 29,404,457 shares issued and 29,076,867 and 28,966,294 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	365,317	364,132
Tax benefit from stock-based compensation	3,902	3,509
Accumulated other comprehensive loss	(14,010)	(13,883)
Accumulated deficit	(108,517)	(109,676)
Less: treasury stock at cost; 475,713 shares and 438,163 shares held, respectively	(10,067)	(9,466)

Total stockholders’ equity	236,628	234,619

Total Liabilities and Stockholders’ Equity	$363,796	$359,043

Note: The consolidated balance sheet at August 31, 2006 has been derived from the audited consolidated financial statements.

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Revenues:
Sales:
Net warehouse club	$226,722	$189,562	$424,822	$356,075
Export	171	11	266	11
Membership income	3,421	2,817	6,662	5,462
Other income	1,543	868	2,604	1,684

Total revenues	231,857	193,258	434,354	363,232

Operating expenses:
Cost of goods sold:
Net warehouse club	192,959	162,170	361,457	304,690
Export	168	16	260	16
Selling, general and administrative:
Warehouse club operations	21,749	19,134	42,042	37,488
General and administrative	6,877	5,753	12,845	11,379
Preopening expenses	23	1	255	336
Asset impairment and closure costs	472	60	663	113

Total operating expenses	222,248	187,134	417,522	354,022

Operating income	9,609	6,124	16,832	9,210
Other income (expense):
Interest income	479	412	843	724
Interest expense	(90)	(829)	(445)	(1,550)
Other income (expense), net	(36)	1	(22)	25

Total other income (expense)	353	(416)	376	(801)

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	9,962	5,708	17,208	8,409
Provision for income taxes	(3,219)	(2,152)	(6,192)	(3,494)

Loss of unconsolidated affiliate	(99)	(80)	(183)	(44)

Minority interest	(128)	(129)	(262)	(173)

Income from continuing operations	6,516	3,347	10,571	4,698
Discontinued operations, net of tax	28	(107)	46	547

Net income	$6,544	$3,240	$10,617	$5,245

Basic income per share:
Continuing operations	$0.23	$0.12	$0.37	$0.18
Discontinued operations, net of tax	—	—	—	0.02

Net income	$0.23	$0.12	$0.37	$0.20

Diluted income per share:
Continuing operations	$0.22	$0.12	$0.36	$0.18
Discontinued operations, net of tax	—	—	—	0.02

Net income	$0.22	$0.12	$0.36	$0.20

Shares used in per share computations:
Basic	28,477	26,821	28,441	26,256

Diluted	29,224	27,139	29,153	26,569

Dividends per share	$0.32	$0.00	$0.32	$0.00

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2007	2006
OPERATING ACTIVITIES:
Income from continuing operations	$10,571	$4,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,758	4,595
Allowance for doubtful accounts	(15)	(26)
Asset impairment and closure costs	663	113
Gain on sale of property and equipment	(5)	—
Mark to market of stockholder note receivable	—	(1)
Deferred income taxes	504	1,452
Minority interest	262	173
Loss of unconsolidated affiliate	183	44
Stock-based compensation expense	998	851
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(2,199)	683
Merchandise inventory	(6,676)	(5,506)
Accounts payable	6,601	1,714

Net cash provided by continuing activities	15,645	8,790
Net cash provided by discontinued activities	20	533

Net cash provided by operating activities	15,665	9,323

INVESTING ACTIVITIES:
Additions to property and equipment	(7,572)	(20,497)
Sale of property and equipment	24	—
Purchase of Jamaica minority interest	—	(2,402)
Purchase of Trinidad minority interest	—	(300)
Return of investment in unconsolidated affiliate	—	2,800

Net cash used in continuing activities	(7,548)	(20,399)
Net cash provided by (used in) discontinued activities	77	(576)

Net cash used in investing activities	(7,471)	(20,975)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,739	37
Repayment of bank borrowings, net of proceeds from warrant exercise	(18,451)	(3,513)
Issuance of common stock in connection with the rights offering	—	19,059
Restricted cash	(69)	340
Purchase of treasury stock	(601)	—
Proceeds from related party borrowing	—	12,500
Issuance of common stock	—	1,500
Proceeds from exercise of stock options	187	119
Tax benefit from stock-based compensation	418	—

Net cash (used in) provided by financing activities	(13,777)	30,042

Effect of exchange rate changes on cash and cash equivalents	(971)	(580)

Net (decrease) increase in cash and cash equivalents	(6,554)	17,810
Cash and cash equivalents at beginning of period	39,995	30,147

Cash and cash equivalents at end of period	$33,441	$47,957

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$558	$3,661
Income taxes	$5,359	$1,019
Supplemental disclosure of non-cash financing activities:
Issuance of common stock for warrant exercise	$—	$1,400
Dividends declared but not paid	$9,458	$—

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2007

(AMOUNTS IN THOUSANDS)

			Additional Paid-in Capital	Tax Benefit from Stock-Based Compensation	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Stockholders’ Equity
	Common Stock							Less: Treasury Stock
	Shares	Amount						Shares	Amount
Balance at August 31, 2005	26,031	$3	$339,644	$3,379	$(29)	$(13,757)	$(121,534)	434	$(9,433)
Shares issued	169	—	1,500	—	—	—	—	—	—	1,500
Rights offering	2,386	—	19,059	—	—	—	—	—	—	19,059
Warrant exercise	200	—	1,400	—	—	—	—	—	—	1,400
Donated services	—	—	16	—	—	—	—	—	—	16
Issuance of restricted stock awards	560	—	—	—	—	—	—	—	—	—
Exercise of stock options	17	—	119	—	—	—	—	—	—	119

Share-based compensation	—	—	851	—	—	—	—	—	—	851

Mark to market of employee restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Net income	—	—	—	—	—	—	5,245	—	—	5,245

Translation adjustment	—	—	—	—	—	17	—	—	—	17

Comprehensive Income	—	—	—	—	—	—	—	—	—	5,262

Balance at February 28, 2006	29,363	$3	$362,589	$3,379	$(30)	$(13,740)	$(116,289)	434	$(9,433)	$226,479

Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$—	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Purchase of treasury stock	—	—	—	—	—	—	—	38	(601)	(601)
Issuance of restricted stock awards	125	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—	—
Exercise of stock options	33	—	187	—	—	—	—	—	—	187
Tax benefit from exercise of stock options	—	—	—	393	—	—	—	—	—	393
Share-based compensation	—	—	998	—	—	—	—	—	—	998
Dividend payable to stockholders	—	—	—	—	—	—	(9,458)	—	—	(9,458)
Net income	—	—	—	—	—	—	10,617	—	—	10,617
Translation adjustment	—	—	—	—	—	(127)	—	—	—	(127)

Comprehensive Income	—	—	—	—	—	—	—	—	—	10,490

Balance at February 28, 2007	29,553	$3	$365,317	$3,902	$—	$(14,010)	$(108,517)	476	$(10,067)	$236,628

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 28, 2007

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2007, the Company had 23 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. During fiscal 2005, the Company sold its interest in its former Philippine subsidiary. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of February 28, 2007. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $108.5 million as of February 28, 2007. However, for the three months ended February 28, 2007, the Company had net income of $6.5 million, and for the six months ended February 28, 2007, the Company had net income of $10.6 million. The Company’s ability to fund its operations and service debt during fiscal 2007 has improved following the implementation and completion of the Financial Program as described in Note 8 – Financial Program and improvements in the underlying business operations. As a result, the Company prepaid $14.9 million of its long-term debt during the first quarter of fiscal 2007. In addition, the Company was able to fund the build up of its inventory, which contributed to the increase of sales year over year. Reclassifications within selling, general and administrative expenses have been made to prior periods to conform to the current period presentation. These reclassifications decreased general and administrative expense and increased warehouse club operations expense by approximately $310,000.

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of February 28, 2007:

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

The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

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

Goodwill - Goodwill resulting from certain business combinations totaled $31.7 million at February 28, 2007 and $31.9 million at August 31, 2006. The decrease in goodwill was due to the foreign exchange translation losses in Guatemala and Jamaica for $107,000 and $61,000, respectively. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition - The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).”

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

Pre-Opening Costs - The Company expenses pre-opening costs (the costs of start-up activities, including organization costs and rent) as incurred.

Closure Costs - The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that could be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such; all other costs are expensed as incurred. The Company closed one warehouse club during fiscal year 2004 and two warehouse clubs during fiscal year 2003. During the first quarter of fiscal year 2007, the Company’s original San Pedro Sula location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city.

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statements of income, for the first six months of fiscal quarter of 2007, and 2006 were approximately $(123,000) and $1.1 million, respectively.

Stock-Based Compensation - As of February 28, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the first six months of fiscal 2007 and 2006, the Company recognized stock-based compensation expenses of $998,000, and $851,000, respectively. The stock-based compensation cost for the first six months of fiscal 2007 includes $527,000 for restricted stock grants and $471,000 for stock options. The stock-based compensation expense for the first six months of fiscal 2006 includes $87,000 for restricted stock grants and $764,000 for stock options. The remaining unrecognized compensation expense related to unvested awards at February 28, 2007, was approximately $5.2 million and the weighted-average period of time over which this cost will be recognized is 4.18 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal 2007 and 2006:

	Six Months Ended February 28,
	2007	2006
Risk free interest rate	4.85%	4.35%
Expected life	5 years	5 years
Expected volatility	45.88%	43.96%
Expected dividend yield	0%	0%

There were no stock option grants after the dividend declared on February 7, 2007, therefore no calculated change to the expected dividend yield affects the six month percentage reported.

The following table summarizes stock options outstanding as of February 28, 2007, as well as activity during the six months then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2006	697,787	$13.68
Options granted	9,000	16.00
Exercised	(33,083)	6.55
Forfeited or expired	(13,464)	19.87

Outstanding at February 28, 2007 (a)	660,240	$13.94

Exercisable at February 28, 2007	561,097	$14.84

(a)	At February 28, 2007 the weighted-average remaining contractual life of options outstanding was 2.1 years.

For the first six months of fiscal 2007 and 2006, the intrinsic value of stock options exercised was approximately $338,000 and $35,000, respectively. At February 28, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $396,000 and $168,000, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option on the date exercised).

The weighted-average grant date fair value of stock options granted during the six months of fiscal 2007 and 2006 was $6.75 and $3.64 respectively.

Total stock grant activity, relating to the 2002 Plan, was as follows for the first six months of fiscal 2007:

Grants
Outstanding at August 31, 2006	540,700
Granted	124,400
Cancelled	(9,360)
Vested	(106,220)

Outstanding at February 28, 2007	549,520

The Company repurchased from employees 37,550 shares of common stock for $601,000, based on the stock price at that date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants.

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the closure costs line of the Statement of Income. However, due to the shared management structure, as the Philippines and Guam activities were viewed as one activity, following the disposal of the Philippines operations, the results of the Philippines and Guam activities were consolidated in the discontinued operations line of the Statement of Operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	February 28, 2007	August 31, 2006
Cash and cash equivalents	$73	$110
Accounts receivable, net	496	429
Prepaid expenses and other current assets	2	—
Other assets	972	1,055

Assets of discontinued operations	$1,543	$1,594

Accrued expenses	$145	$130

Liabilities of discontinued operations	$145	$130

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	28	(170)	46	885
Income tax (provision) benefit	—	63	—	(338)

Income (loss) from discontinued operations	$28	$(107)	$46	$547

The pre-tax income from discontinued operations, for the six months ended February 28, 2006 includes approximately $1.0 million from the reversal of the provision against recoverability of a loan principal installment and accrued interest receivable from the former Philippines subsidiary which were collected in December 2005, and the net results of the subleasing activity in Guam.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2007	August 31, 2006
Land	$47,335	$48,820
Building and improvements	107,716	105,123
Fixtures and equipment	64,559	61,304
Construction in progress	3,649	6,207

	223,259	221,454
Less: accumulated depreciation	(62,341)	(59,425)

Property and equipment, net	$160,918	$162,029

Building and improvements includes net capitalized interest of $1.2 million for both February 28, 2007 and August 31, 2006, respectively.

NOTE 5—INCOME PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net income	$6,544	$3,240	$10,617	$5,245
Determination of shares:
Average common shares outstanding	28,477	26,821	28,441	26,256
Assumed conversion of:
Stock options	138	100	139	104
Warrants(1)	—	—	—	101
Restricted stock grant(2)	609	218	573	108

Diluted average common shares outstanding	29,224	27,139	29,153	26,569
Net income:
Basic income per share	$0.23	$0.12	$0.37	$0.20
Diluted income per share	$0.22	$0.12	$0.36	$0.20

(1)	A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised November 30, 2005.
(2)	Restricted stock was issued to certain employees in the second and third quarters of fiscal 2006 and in the second quarter of fiscal 2007, the dilutive effects of which are 573,512 shares for the six months ended February 28, 2007.

NOTE 6—DIVIDENDS

On February 7, 2007 the Company’s Board of Directors declared a cash dividend, in the total amount of $0.32 per share, $0.16 per share payable on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share payable on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors in its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

NOTE 7— ASSET IMPAIRMENT AND CLOSURE COSTS

During fiscal 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

During the first and second quarters of fiscal year 2007, the Company recorded asset impairment charges of approximately $72,000 and $20,000 respectively which were due to the San Pedro Sula, Honduras location being vacated and the operation being relocated to a new site which was acquired during fiscal year 2006 in another section of the city. In the second quarter of fiscal year 2007 the Company recorded approximately $360,000 in charges as a result of the sale of the Eastside Santo Domingo, Dominican Republic location.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of February 28, 2007 is as follows (in thousands):

	Liability as of August 31, 2006	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of February 28, 2007
Lease obligations	$3,466	—	—	(128)	$3,338
Asset impairment	—	92	(92)	—	—
Sale of land & building	—	360	(360)	—	—
Other associated costs	36	211	(36)	(211)	—

Total	$3,502	663	(488)	(339)	$3,338

The land, building and remaining furniture, fixtures and equipment for the former Eastside Santo Domingo warehouse club were sold during the second quarter of fiscal 2007 for their approximate book value of $2.5 million. However, a net loss on this disposal of $360,000 was recorded to reflect the broker commission and the imputed interest on the notes receivable, which will be collected over a 24 month period, beginning four months after the sale date.

NOTE 8 - FINANCIAL PROGRAM

On September 3, 2004, the Company announced a plan to implement a series of transactions (the “Financial Program”). The Financial Program was approved by the stockholders on October 29, 2004. The elements of the Financial Program and the status of each element are as follows:

•

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

•

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

•

The issuance of an aggregate of 2,597,200 shares of common stock, valued for such purpose at a price of $8 per share, to the Price Group in exchange for up to $20.0 million of current obligations, plus accrued and unpaid interest, owed by the Company to the Price Group. This exchange was completed on October 29, 2004, resulting in the issuance of 2,597,200 shares of the Company’s common stock.

•

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

•

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

•

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

During fiscal year 2005, the Company sub-leased its closed location in Guatemala for $300,000 a year for the first and second year; $414,000 for the third year; with CPI increases not exceeding 3.5% each year for the fourth and fifth year; $500,000 for the sixth year; and with CPI increases each year not exceeding 3.5% each year for the remaining six years until the end of the sub-lease in 2017. For the discontinued operation in Guam, the Company sub-leased the warehouse for approximately the same amount as its rental expense, $400,000 a year, until the termination of the master lease in August 2011 at which time the sublease also ends. The Company’s annual future minimum lease commitments for the closed warehouse clubs in Guatemala and Guam are $642,000 and $400,000, respectively.

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

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable and estimable exposures. At February 28, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. As of February 28, 2007 and August 31, 2006, the Company had recorded within other accrued expenses a total of $9.7 million and $8.3 million, respectively, for income and other tax related contingencies.

The Company is currently evaluating the impact, if any, of the adoption of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements.

NOTE 10—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 28, 2007 and August 31, 2006, the Company, together with its majority or wholly-owned subsidiaries, had $4.1 million and $158,000, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.4% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expires during the year and is typically renewed. As of February 28, 2007 and August 31, 2006, the Company had approximately $1.9 million and $11.0 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of February 28, 2007, letters of credit totaling $2.1 million (that includes $1.9 million in Letters of Credit as described in Note 12) were outstanding under this facility, leaving availability under this facility of $4.9 million.

As of February 28, 2007 and August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $1.1 million and $18.7 million, respectively, outstanding in long-term borrowings. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $1.2 million and $27.9 million as of February 28, 2007 and August 31, 2006, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million with semi-annual principal payments due through 2010.

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

NOTE 12—UNCONSOLIDATED AFFILIATE

In January 2002, the Company entered into a joint venture agreement with Grupo Gigante, S.A. de C.V. (“Gigante”) to initially open four PriceSmart warehouse clubs in Mexico. The Company and Gigante contributed $20.0 million each for a total of $40.0 million, and each owned 50% of the operations in PSMT Mexico, S.A. de C.V., which owned five subsidiary companies (collectively, “PSMT Mexico”). The Company accounts for this investment under the equity method of accounting, in which the Company reflects its proportionate share of the income or loss from the joint venture. Three warehouse clubs were eventually opened during fiscal year 2003.

During the fourth quarter of fiscal 2004, due to the historical operating losses and management’s assessment as to the inability to recover the full carrying amount of its investment in PSMT Mexico, the Company recorded a non-cash charge of $3.1 million to reduce the Company’s “Investment in unconsolidated affiliate.”

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts are underway to sell it as well. The fixtures and equipment are also being sold. The Company has purchased approximately $2.3 million of fixtures from PSMT Mexico as of February 28, 2007. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company.

As part of the closure of the joint venture, PSMT Mexico, through its subsidiaries, filed with the Mexico tax authorities claims for refunds of approximately $4.5 million in VAT taxes. As a condition to reviewing these claims, the Mexican tax authorities required the PSMT Mexico subsidiaries to provide guarantees of payment in case, upon review, it was determined that the applicant subsidiaries actually owed money for unpaid VAT taxes rather than being entitled to a refund. The Company and Gigante jointly provided these guarantees. PriceSmart provided its portion of the guarantee by obtaining and posting letters of credit for approximately $1.9 million dollars in favor of the Mexican tax authorities. These letters of credit expire on December 6, 2007. The letters of credit must be maintained in force until final resolution of the claim for refund by the Mexican tax authorities or until PSMT Mexico withdraws its claims. In accounting for the investment in this joint venture, no provision for this contingency has been recorded, as the Company believes no payment will be made to settle this contingency.

	As of February 28, 2007	As of August 31, 2006
Current assets	$5,955	$5,887
Noncurrent assets	$5,860	$7,038
Current liabilities	$988	$839
Noncurrent liabilities	$73	$—

	Six Months Ended February 28,
	2007	2006
Revenues	$—	$50
Cost of Goods Sold	$—	$20
Net income (loss)	$(367)	$(88)

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

Relationship with SD Revitalization: During the fourth quarter of fiscal year 2006, the Company sold approximately $34,000 of school supplies to SD Revitalization, a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any school supplies to the charitable group in the first six months of fiscal years 2006 and 2007.

Relationship with PS Ivanhoe: On October 24, 2005, the Company borrowed $12.5 million from PS Ivanhoe, LLC, a California limited liability company (“PS Ivanhoe”), which is managed by the Price Group pursuant to a Promissory Note (the “Note”). The Note bears interest at a rate of 8% per annum and has a term of two years. All unpaid principal and accrued interest was due and payable in full on October 23, 2007 (the “Maturity Date”). Any amounts outstanding under the Note from and after the Maturity Date would have bore interest at a rate equal to the lesser of 12% per annum or the maximum interest rate allowed by law. To secure the Company’s obligations under the Note, the Company and PS Ivanhoe entered into a Pledge and Security Agreement pursuant to which the Company granted to PS Ivanhoe a security interest in all of the issued and outstanding shares of stock (and all ownership rights with respect thereto) in PriceSmart Real Estate, S.A., the Company’s wholly owned Panamanian subsidiary. On June 13, 2006, the promissory note entered into with PS Ivanhoe was repaid. The Company paid approximately $642,000 in interest on the promissory note.

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (and previously included James F. Cahill). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). This agreement was in place through February 23, 2007. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for $657,000 U.S. Dollars. This entitles the Company to 50 hours of flight time per year. The Company paid approximately $764,000 and $126,000 for these costs for the six months ended February 28, 2007 and 2006, respectively. Of the $764,000 paid in fiscal 2007, approximately $657,000 was paid to acquire an interest in the aircraft.

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $59,000 and $40,000 during the first six months of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $399,000 and $381,000 in rental income for this space during the first six months of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $139,000 and $131,000 of rental income in the first six months of fiscal 2007 and 2006, respectively, for space leased to it by the Company. The Company also received approximately $441,000 and $404,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first six months of fiscal years 2007 and 2006, respectively. In addition, the Company also received approximately $543,000 and $49,000 in Smart credit fees during the first six months of fiscal year 2007 and 2006, respectively, related to the co-branded credit card with Banca Promerica. In the second quarter of fiscal 2007, the Company received a one-time refund of approximately $500,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica.

Relationship with PriceSmart Mexico: The Company has purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing cash, an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At February 28, 2007 and 2006, the aggregate amount of equipment purchased from Mexico was approximately $2.3 million and $2.0 million, respectively.

The Company believes that each of the related party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 14 – SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance based on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility.

	United States Operations	Central American Operations	Caribbean Operations	Total
Six Months Ended February 28, 2007
Total revenue	$299	$266,169	$167,886	$434,354
Asset Impairment and Closure Cost	—	(283)	(380)	(663)
Operating income	2,611	10,196	4,025	16,832
Interest Income	674	92	77	843
Interest Expense	(234)	(103)	(108)	(445)
Income Tax Expense	(2,855)	(2,657)	(680)	(6,192)
Income from continuing operations	12	7,298	3,261	10,571
Discontinued operations, net of tax	46	—	—	46
Depreciation and amortization	295	2,745	1,718	4,758
Goodwill	—	26,243	5,459	31,702
Assets of discontinued operations	1,543	—	—	1,543
Identifiable assets	55,644	212,404	95,748	363,796

Six Months Ended February 28, 2006
Total revenue	$46	$222,528	$140,658	$363,232
Asset Impairment and Closure Cost	—	(99)	(14)	(113)
Operating income (loss)	(114)	7,559	1,765	9,210
Interest Income	481	159	84	724
Interest Expense	(424)	(611)	(515)	(1,550)
Income Tax Expense	(2,283)	(1,353)	142	(3,494)
Income (loss) from continuing operations	(2,384)	5,578	1,504	4,698
Discontinued operations, net of tax	547	—	—	547
Depreciation and amortization	295	2,480	1,820	4,595
Goodwill	—	26,344	5,420	31,764
Assets of discontinued operations	1,243	—	—	1,243
Identifiable assets	69,680	192,963	95,210	357,853

Year Ended August 31, 2006
Total revenue	$130	$449,820	$284,723	$734,673
Asset Impairment and Closure Cost	—	(996)	(838)	(1,834)
Operating income	1,678	12,963	3,489	18,130
Interest Income	1,555	275	129	1,959
Interest Expense	(802)	(1,247)	(1,142)	(3,191)
Income Tax Expense	(5,664)	(1,783)	(665)	(8,112)
Income (loss) from continuing operations	(3,335)	9,726	1,793	8,184
Discontinued operations, net of tax	3,674	—	—	3,674
Depreciation and amortization	587	5,370	3,661	9,618
Goodwill	—	26,350	5,520	31,870
Assets of discontinued operations	1,594	—	—	1,594
Identifiable assets	64,927	197,364	96,752	359,043

NOTE 15 – SUBSEQUENT EVENTS

On March 22, 2007, the Company completed the purchase of land in Fraijanes, Guatemala, for a total cost of approximately $6.7 million. The Company plans to open a third warehouse club in this location in the fall of 2007.

In March 2007, the Company completed the purchase of land in Arima, Trinidad, for a total cost of approximately $3.7 million. The Company plans to open a third warehouse club in this location in the fall of 2007.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended February 28, 2007 (fiscal 2007) and February 28, 2006 (fiscal 2006), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 28, 2007 and 2006, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 28, 2007)	Number of Warehouse Clubs in Operation (as of February 28, 2006)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	23	23

During fiscal 2006, the Company entered into agreements to purchase land in Honduras and Trinidad for the construction of two warehouse clubs. In Honduras, the Company completed construction and relocated its San Pedro Sula warehouse club to this new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006. In Trinidad and Guatemala, the Company currently plans to complete construction and open new warehouse clubs in the fall of 2007.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica. Also during fiscal 2006, the Company acquired the 32.5% of minority interests in PriceSmart Jamaica, increasing the Company’s ownership to 100%. In addition, the Company acquired an additional 5% interest in its PriceSmart Trinidad subsidiary, increasing its ownership to 95% from 90%.

At the end of both February 2007 and February 2006, the total number of the Company’s consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory. The average age of the 23 warehouse clubs in operation as of February 28, 2007 was 72 months and was 66 months for the 23 warehouse clubs in operation as of February 28, 2006.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

Net warehouse club sales increased 19.6% to $226.7 million in the second quarter of fiscal 2007, from $189.6 million in the second quarter of fiscal 2006. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs year over year. Sales growth was recorded in all of the Company’s markets during the three month period ended February 28, 2007 compared to the three month period ended February 28, 2006. This increase is due to both increased transactions and higher average sales per transaction. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Three Months Ended February 28, (Amounts in thousands)
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Increase (Decrease)	Change
Central America	$138,773	61.2%	$117,066	61.8%	$21,707	18.5%
Caribbean	87,949	38.8%	72,496	38.2%	15,453	21.3%

	$226,722	100.0%	$189,562	100.0%	$37,160	19.6%

Same-warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 20.1% for the 13 weeks ended March 4, 2007 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse club sales until February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the second fiscal quarter of 2007, compared to the same period in fiscal 2006.

	Three Months Ended February 28,
	2007	2006
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	32%	30%
Food (including dry and fresh foods)	41%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	17%
Softlines (including apparel, domestics, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	8%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the second quarter of fiscal 2007 increased $6.4 million to $33.8 million, or 14.9% of net warehouse club sales, from $27.4 million, or 14.5% of net warehouse club sales. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current quarter as compared to the prior quarter. As a percentage of sales, warehouse gross profit improved approximately 44 basis points. Of that improvement, approximately 27 basis points resulted from better merchandise inventory management, resulting in fewer markdowns in the current period compared to the same period last year. Foreign exchange related expense contributed 22 basis points of improvement as the Company recorded a small gain in the current quarter $37,000 compared to a currency related loss of ($375,000) in the second quarter of Fiscal 2006.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 21.4% to $3.4 million in the second quarter of fiscal 2007, compared to $2.8 million in the second quarter of fiscal 2006. As a percent of net warehouse club sales, membership income was 1.5% in both periods. The increase in membership income reflects both a 12% increase in the number of membership accounts and an 8% increase in the average membership fee collected, as compared to a year ago. Total membership accounts at the end of February 2007 were approximately 510,000, an increase of approximately 53,000 accounts compared to the end of February 2006. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended February 2007 and February 2006 was 84% and 86%, respectively.

Export sales of $171,000 in the current quarter, compared to export sales of $11,000 in the second quarter of fiscal 2006 resulted from direct sales to institutional customers (primarily retailers) in the Philippines.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the second quarter of fiscal 2007 was $1.5 million, compared to $868,000 in the same period a year ago. The increase is primarily a result of $500,000 in non-recurring income recognized in the second quarter of fiscal 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica.

Warehouse club operating expenses increased to $21.7 million, or 9.6% of net warehouse club sales, in the second quarter of fiscal 2007 from $19.1 million, or 10.1% of net warehouse club sales, in the second quarter of fiscal 2006. The increase in expenses was primarily related to higher payroll costs, primarily due to wage and benefit increases in the clubs added $1.2 million in expenses in the period compared to the prior year. In addition, higher costs for credit card fees ($397,000), supplies expense ($123,000), and rent expense ($130,000) due to higher sales volumes at leased clubs where the rent is variable based on club sales above a certain level compared to the prior year also increased expenses. Utilities costs increased $112,000 from the same period last year, and depreciation expense, primarily due to the capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil), increased $136,000.

General and administrative expenses were $6.9 million, or 3.0% of net warehouse club sales, in the second quarter of fiscal 2007 compared to $5.8 million, or 3.0% of net warehouse club sales, in the second quarter of fiscal 2006. The increase in expenses was primarily related to increased salaries and benefits, including amounts associated with expatriates, and cash performance related bonus accruals. The Company continues to accrue for the expected costs of the year end external financial statement, Sarbanes Oxley Section 404 and internal control audits at amounts consistent with prior year cost.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses recognized in the second quarter of fiscal 2007 of $23,000 primarily related to the opening of the relocated warehouse club in San Pedro Sula, Honduras.

Asset impairment and closure costs for the second quarter of fiscal 2007 were $472,000, compared to $60,000 in the second quarter of fiscal 2006. The costs in both periods are associated with the closed warehouse locations in Guatemala and the Dominican Republic. The increase in expense from the prior to current year is a result of the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic and costs related to the prior location in San Pedro Sula, Honduras.

Operating income for the second quarter of fiscal 2007 was $9.6 million, or 4.2% of warehouse sales, compared to $6.1 million, or 3.2% of warehouse sales, in the second quarter of fiscal 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $479,000 in the second quarter of fiscal 2007 compared to $412,000 in the second quarter of fiscal 2006. The increase reflects generally higher interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $90,000 in the second quarter of fiscal 2007 from $829,000 in the second quarter of fiscal 2006, resulting from a reduction in debt held by the Company.

Tax expense for the second quarter of fiscal 2007 was $3.2 million on pre-tax income of $9.9 million, as compared to $2.2 million of tax expense on pre-tax income of $5.7 million for the second quarter of fiscal 2006. The decrease in the effective tax rate to 32.3% in the second quarter of fiscal 2007 from 37.7% in the second quarter of fiscal 2006 is the result of tax planning strategies and changes in tax rates and tax contingencies in certain countries where we operate.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $128,000 in the second quarter of fiscal year 2007. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $129,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the second quarter of fiscal 2007 was $6.5 million compared to $3.3 million in the same quarter last year.

Discontinued operations, net of tax represents consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current quarter, the Company recognized income of $28,000, primarily associated with the closed Guam location, which is leased to a subtenant, net of expenses. In the second quarter of fiscal 2006, the Company incurred a loss on discontinued operations of $107,000.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006

Net warehouse sales increased 19.3% to $424.8 million in the first six months of fiscal 2007, from $356.1 million in the first six months of fiscal 2006. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Each of the Company’s warehouse clubs recorded increases in sales from the first six months of fiscal 2007 compared to the first six months of fiscal 2006. The Company opened a new warehouse club in Costa Rica on November 18, 2005, which contributed 12 days of sales to the first quarter of fiscal 2006. In the first quarter of fiscal 2007, that warehouse club operated for the full fiscal quarter, and accounted for approximately 140 basis points of sales growth for the six month period, or approximately $5.0 million in total warehouse club sales. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Six Months Ended
	February 28, 2007		February 28, 2006
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Central America	$259,671	61.1%	$217,630	61.1%	$42,040	19.3%
Caribbean	165,151	38.9%	138,445	38.9%	26,706	19.3%

	$424,822	100.0%	$356,075	100.0%	$68,746	19.3%

Same-warehouse club sales, which include warehouse clubs open at least 13 1/2 full months, increased 19.1% for the 26 weeks ended March 4, 2007 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse club sales until February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the first six months of fiscal 2007, compared to the same period in fiscal 2006.

	Six Months Ended February 28,
	2007	2006
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	31%	29%
Food (including dry and fresh foods)	42%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	17%
Softlines (including apparel, domestics, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first six months of fiscal 2007 increased $12.0 million to $63.4 million, or 14.9% of net warehouse sales, from $51.4 million, or 14.4% of net warehouse sales. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse gross profit margin increased 49 basis points as a result of better merchandise inventory management, resulting in fewer markdowns and reduced negative impact associated with foreign currency exchange related expense. In the current six months, the Company recorded $123,000 (0.03% of sales) in foreign exchange related costs compared to $1.1 million (0.30% of sales) in the first six months of fiscal 2006.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.0% to $6.7 million in the first six months of fiscal 2007, compared to $5.5 million in the first six months of fiscal 2006. As a percent of net warehouse club sales, membership income was 1.6% of sales in the current six month period, compared to 1.5% in the same six month period last fiscal year. Total membership accounts at the end of February 2007 were approximately 510,000, an increase of approximately 53,000 accounts compared to the end of February 2006. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended February 2007 and February 2006 was 84% and 86% respectively.

Export sales were $266,000 for the first six months of fiscal 2007, compared to export sales of $11,000 for the first six months of fiscal 2006, due primarily to direct sales to institutional customers (primarily retailers) in the Philippines in the current period.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first six months of fiscal 2007 was $2.6 million, compared to $1.7 million in the same period a year ago. Contributing to the increase was $500,000 in non-recurring income recognized in the second quarter of fiscal 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica. In addition, increased other income was attributable to higher rental income and construction management income.

Warehouse club operating expenses increased 12.1% to $42.0 million, or 9.9% of net warehouse club sales, in the first six months of fiscal 2007 from $37.5 million, or 10.5% of net warehouse club sales, in the first six months of fiscal 2006. The increase in warehouse club operating expenses resulted from increased payroll related expenses ($1.9 million), higher bank and credit card fees related to higher sales ($695,000), and increased operating costs for utilities, repair and maintenance, and supplies ($744,000). In addition, depreciation expense increased $222,000, resulting from capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil). Across all spending categories, the inclusion of a full quarter’s costs associated with the new club in Costa Rica, which opened on November 18, 2005, resulted in $572,000 of increased warehouse club operating expenses in the first six months of fiscal year 2007, compared to the first six months of fiscal year 2006.

General and administrative expenses were $12.8 million, or 3.0% of net warehouse club sales, in the first six months of fiscal 2007, compared to $11.4 million, or 3.3% of net warehouse club sales, in the first six months of fiscal 2006. The increased costs were primarily related to salaries and related benefits for the Company’s corporate headquarters and U.S. buying operation.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the current six month period of $255,000 were primarily associated with the opening of the relocated San Pedro Sula, Honduras locations. Pre-opening expense of $336,000 in the prior six month period was associated with the opening of the Company’s fourth warehouse club in Costa Rica.

Asset impairment and closure costs for the first six months of fiscal 2007 were $663,000, compared to $113,000 in the first six months of fiscal 2006. The costs in both periods are associated with the closed warehouse locations in Guatemala and the Dominican Republic. The increase in expense from the prior year is primarily a result of the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic and costs related to the prior location in San Pedro Sula, Honduras.

Operating income for the first six months of fiscal 2007 was $16.8 million, or 4.0% of warehouse sales, compared to $9.2 million, or 2.6% of warehouse sales, in the first six months of fiscal 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $843,000 in the first six months of fiscal 2007 compared to $724,000 in the first six months of fiscal 2006. The increase reflects generally higher interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $445,000 in the first half of fiscal 2007 from $1.6 million in the first half of fiscal 2006, resulting from a reduction in debt held by the Company.

Tax expense for the first six months of fiscal 2007 was $6.2 million on pre-tax income from continuing operations of $17.2 million, compared to the $3.5 million of tax expense recorded in the first six months of fiscal 2006 on a pre-tax income from continuing operations of $8.4 million. The decrease in the effective tax rate to 36.0% in the first six months of fiscal 2007 from 41.6% in the first six months of fiscal 2006 is the result of tax planning strategies, changes in tax rates and tax contingencies in certain countries where we operate.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $262,000 in the first six months of fiscal year 2007. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $173,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the first half of fiscal 2007 was $10.6 million compared to $4.7 million in the same period last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current six month period, the Company recognized income of $46,000, which includes $50,000 in income associated with the closed Guam location, which is leased to a subtenant, net of expenses. In the first six months of fiscal 2006, the Company recognized income of $547,000, which included $1.0 million (pre-tax) associated with the reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan, from PSMT Philippines, which was collected in December 2005.

The primary components of discontinued operations, net of taxes are comprised of the following:

	Six Months Ended February
	2007	2006
Guam pre-tax income (loss) from operations	$50	$37
Philippines pre-tax income (loss) from operations	(4)	510
Pre-tax loss on divestiture	—	—
Income (loss) before income taxes and minority interest	46	547
Income tax (provision) benefit	—	—
Minority interest	—	—

Discontinued operations, net of tax	$46	$547

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $33.4 million in consolidated cash and cash equivalents as of February 28, 2007 compared to $40.0 million in consolidated cash and cash equivalents as of August 31, 2006.

Net cash flows provided by operating activities were $15.7 million in the first six months of fiscal 2007, compared to cash provided by operations of $9.3 million in the first six months of fiscal 2006 driven primarily by income from continuing operations which increased to $10.6 million in the current six month period, compared to $4.7 million in the prior year six month period. Changes in operating assets and liabilities, including additions to merchandise inventory to support higher sales, resulted in a cash use of $2.0 million in the current six month period compared to a cash use of $3.1 million in the prior year.

Net cash used in investing activities was $7.5 million and $21.0 million in the first six months of fiscal 2007 and 2006, respectively. In the first half of the current period, the additions to property and equipment totaled $7.6 million, primarily associated with the completion of construction of the Company’s San Pedro Sula warehouse, and the expansion of the Company’s Via Brasil location in Panama City, Panama. The use of cash in the six month period of last fiscal year resulted from the acquisition in the first half of fiscal 2006 of a 35,000 square meter commercial center in Panama City, Panama, which included the existing PriceSmart warehouse club along with additional commercial property, for $12.7 million (including closing fees), the acquisition of land adjacent to a second warehouse club in Panama City, Panama for $3.4 million and $2.8 million in costs associated with the new warehouse club in Costa Rica. Additionally, for the same period in the prior fiscal year, the Company used $2.4 million to purchase the minority interest in the Company’s Jamaica subsidiary and $300,000 to purchase the 5% interest of a minority shareholder in the Company’s Trinidad subsidiary. This was offset by the receipt of $2.8 million as a return of a portion of its investment in the Mexico joint venture predominantly resulting from the sale of two of the joint venture’s closed warehouse clubs.

Financing activities resulted in a net cash use of $13.8 million in the first six months of fiscal 2007, primarily as a result of repaying the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million. The Company drew down from its available lines of short-term loans, with $4.7 million representing total amount of the draw down during the period. During the first six months of fiscal 2006, financing activities provided net cash of $30.0 million attributable to the sale of 2,385,553 shares of common stock for $19.1 million pursuant to the Company’s $8 rights offering which expired on January 31, 2006, and $12.5 million in long-term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, as part of a lawsuit settlement.

Financing Activities

During the first six months of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million. The Company accessed certain short-term debt facilities in the amount of $4.1 million at the close of the period.

Short-Term Borrowings and Long-Term Debt

As of February 28, 2007, the Company, together with its majority or wholly owned subsidiaries, had $4.1 million outstanding in short-term borrowings. As of August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $158,000 in short-term borrowings.

In addition, the Company has a bank credit agreement that provides for borrowings of up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of February 28, 2007, letters of credit totaling $2.1 million were outstanding under this facility, leaving $4.9 million available for borrowing under this facility.

As of February 28, 2007, the Company, together with its majority or wholly owned subsidiaries, had $1.1 million outstanding in long-term borrowings. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $1.2 million as of February 28, 2007. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation.

Contractual Obligations

As of February 28, 2007, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$1,053	$1,007	$15	$16	$15
Operating leases	113,628	6,960	12,503	11,691	82,474

Total	$114,681	$7,967	$12,518	$11,707	$82,489

(1)	Amounts shown are for the principal portion of the long-term debt payment only.

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

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions. The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 28, 2007, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2007 of approximately $54.2 million and $10.5 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, which have increased due to the implementation of the Financial Program (as described in Note 8 to the Consolidated Financial Statements for the quarter ended February 28, 2007 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company has determined that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Goodwill: SFAS No. 142, “Accounting for Goodwill and Other Intangibles,” requires that the Company test goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.

Stock-Based Compensation: As of February 28, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123(R), applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period.

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

Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement simplifies and codifies related guidance within GAAP. The Company is required to adopt SFAS 157 no later than the Company’s fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2007, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For each of the quarters ended February 28, 2007 and 2006, approximately 78% of the Company’s net warehouse club sales were in foreign currencies. Also, as of February 28, 2007, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction losses, which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately ($123,000) and ($1.1) million for the six months ended February 28, 2007 and 2006, respectively. Translation adjustment losses from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were ($127,000) and ($126,000) for the six months and year ended February 28, 2007 and August 31, 2006, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of February 28, 2007:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2008	Currency
Panama	4	—	U.S. Dollar
Costa Rica	4	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	2	1	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	1	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	23	2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases by the Company of its common stock during the quarter ended February 28, 2007.

Period	Total Number of Shares or Units Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
12/1/06 - 12/31/06	—	—	—	—
1/1/07 - 1/31/07	37,000	$16.00	—	—
2/1/07 - 2/28/07	550	$16.00	—	—

Total	37,550	$16.00	—	—

(1)	On January 26, 2007 and on February 02, 2007 the Company repurchased 37,000 and 550 shares of common stock for a total of $601,000, which was based on the stock price at the dates of repurchase, to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on January 23, 2007, at the Company’s headquarters, 9740 Scranton Road, San Diego, CA, 92121. Stockholders of record at the close of business on November 27, 2006, were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 28,983,397 shares outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

	Votes For	Votes Against or Withheld
Murray L. Galinson	22,928,383	1,542,159
Katherine L. Hensley	24,380,794	89,748
Leon C. Janks	24,380,412	90,130
Lawrence B. Krause	24,380,281	90,261
Jack McGrory	22,926,927	1,543,615
Robert E. Price	22,695,884	1,774,658
Keene Wolcott	24,380,655	89,887
Edgar A. Zurcher	22,939,215	1,531,327

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

10.2*	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated January 1, 2007.

10.3*	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.4*	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2007.

10.5*	Eighth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2007.

10.6*	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.7*	Tenth Amendment to Employment Agreement between the Company and Thomas Martin, dated January 1, 2007.

10.8*	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated January 1, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: April 9, 2007	By:	/s/ ROBERT E. PRICE
Robert E. Price Chief Executive Officer

Date: April 9, 2007	By:	/s/ JOHN M. HEFFNER
John M. Heffner Chief Financial Officer