Form 10-Q
period 2007-05-31
PRICESMART INC
filed 2007-07-03
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 29,635,560 shares of its common stock, par value $.0001 per share, outstanding at June 30, 2007.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2007, the consolidated balance sheet as of August 31, 2006, the unaudited consolidated statements of income for the three and nine months ended May 31, 2007 and 2006, the unaudited consolidated statements of cash flows and the unaudited consolidated statements of stockholders’ equity for the nine months ended May 31, 2007 and 2006, are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2007	August 31, 2006
	(Unaudited)	(See Note)
ASSETS
Current Assets:
Cash and cash equivalents	$11,554	$39,995
Short-term restricted cash	7,945	7,651
Receivables, net of allowance for doubtful accounts of $205 and $191, respectively	4,476	3,599
Merchandise inventories	90,211	77,432
Prepaid expenses and other current assets	11,747	8,985
Assets of discontinued operations	1,661	1,594

Total current assets	127,594	139,256

Long-term restricted cash	407	531
Notes receivable	2,231	—
Property and equipment, net	173,569	162,029
Goodwill	31,727	31,870
Deferred tax asset	19,548	20,183
Other assets	3,934	1,903
Investment in unconsolidated affiliate	2,999	3,271

Total Assets	$362,009	$359,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2,812	$158
Accounts payable	67,736	65,520
Accounts payable to unconsolidated affiliate	—	381
Accrued salaries and benefits	6,354	5,765
Deferred membership income	6,605	5,780
Income taxes payable	4,346	4,098
Other accrued expenses	16,138	15,194
Dividend payable	4,665	—
Long-term debt, current portion	1,000	5,417
Liabilities of discontinued operations	141	130

Total current liabilities	109,797	102,443
Deferred tax liability	1,321	1,101
Deferred rent	1,843	1,730
Accrued closure costs	3,112	3,226
Long-term debt, net of current portion	37	13,252

Total liabilities	116,110	121,752
Minority interest	2,999	2,672
Commitments and contingencies

Stockholders’ Equity:
Common stock, $.0001 par value, 45,000,000 shares authorized; 29,638,440 and 29,404,457 shares issued and 29,162,216 and 28,966,294 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	366,004	364,132
Tax benefit from stock-based compensation	3,935	3,509
Accumulated other comprehensive loss	(13,810)	(13,883)
Accumulated deficit	(103,157)	(109,676)
Less: treasury stock at cost; 476,224 shares and 438,163 shares held, respectively	(10,075)	(9,466)

Total stockholders’ equity	242,900	234,619

Total Liabilities and Stockholders’ Equity	$362,009	$359,043

Note: The consolidated balance sheet at August 31, 2006 has been derived from the audited consolidated financial statements.

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Revenues:
Sales:
Net warehouse club	$219,515	$180,781	$644,337	$536,856
Export	190	9	456	20
Membership income	3,559	2,961	10,221	8,423
Other income	1,048	886	3,652	2,570

Total revenues	224,312	184,637	658,666	547,869

Operating expenses:
Cost of goods sold:
Net warehouse club	185,762	153,619	547,220	458,309
Export	172	7	432	23
Selling, general and administrative:
Warehouse club operations	22,252	20,068	64,294	57,556
General and administrative	7,024	6,312	19,869	17,691
Preopening expenses	1	—	256	336
Asset impairment and closure costs	68	59	731	172

Total operating expenses	215,279	180,065	632,802	534,087

Operating income	9,033	4,572	25,864	13,782
Other income (expense):
Interest income	395	624	1,238	1,348
Interest expense	(129)	(708)	(574)	(2,258)
Other income (expense), net	(100)	(71)	(122)	(46)

Total other income (expense)	166	(155)	542	(956)

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	9,199	4,417	26,406	12,826
Provision for income taxes	(3,819)	(1,192)	(10,011)	(4,686)
Loss of unconsolidated affiliate	(99)	(12)	(282)	(56)
Minority interest	(75)	(88)	(337)	(261)

Income from continuing operations	5,206	3,125	15,776	7,823
Discontinued operations, net of tax	25	103	71	650

Net income	$5,231	$3,228	$15,847	$8,473

Basic income per share:
Continuing operations	$0.18	$0.11	$0.55	$0.29
Discontinued operations, net of tax	—	—	—	0.02

Net income	$0.18	$0.11	$0.55	$0.31

Diluted income per share:
Continuing operations	$0.18	$0.11	$0.54	$0.29
Discontinued operations, net of tax	—	—	—	0.02

Net income	$0.18	$0.11	$0.54	$0.31

Shares used in per share computations:
Basic	28,549	28,373	28,485	26,970

Diluted	29,250	29,067	29,206	27,412

Dividends per share	$0.00	$0.00	$0.32	$0.00

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2007	2006
OPERATING ACTIVITIES:
Income from continuing operations	$15,776	$7,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,232	6,975
Allowance for doubtful accounts	14	(108)
Asset impairment and closure costs	731	172
Gain on sale of property and equipment	(7)	—
Mark to market of stockholder note receivable	—	(1)
Deferred income taxes	841	2,857
Minority interest	337	261
Loss of unconsolidated affiliate	282	56
Stock-based compensation expense	1,376	1,465
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(1,019)	1,023
Merchandise inventory	(12,778)	(3,383)
Accounts payable	1,835	4,577

Net cash provided by continuing activities	14,620	21,717
Net cash (used in) provided by discontinued activities	(110)	723

Net cash provided by operating activities	14,510	22,440

INVESTING ACTIVITIES:
Additions to property and equipment	(22,337)	(26,789)
Proceeds from the sale of property and equipment	49	—
Purchase of Jamaica minority interest	—	(2,402)
Purchase of Trinidad minority interest	—	(300)
Return of investment in unconsolidated affiliate	—	2,800

Net cash used in continuing activities	(22,288)	(26,691)
Net cash provided by (used in) discontinued activities	114	(1,165)

Net cash used in investing activities	(22,174)	(27,856)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	4,893	37
Repayment of bank borrowings, net of proceeds from warrant exercise	(19,871)	(10,409)
Issuance of common stock in connection with the rights offering	—	19,052
Restricted cash	(170)	233
Proceeds from related party borrowing	—	12,500
Cash dividend payments	(4,663)	—
Issuance of common stock	—	1,500
Proceeds from exercise of stock options	496	280
Repayment on note receivable from stockholder and reacquisition of common stock	—	30
Purchase of treasury stock	(609)	(33)
Tax benefit from stock-based compensation	451	—

Net cash (used in) provided by financing activities	(19,457)	23,190

Effect of exchange rate changes on cash and cash equivalents	(1,304)	612

Net (decrease) increase in cash and cash equivalents	(28,441)	18,386
Cash and cash equivalents at beginning of period	39,995	30,147

Cash and cash equivalents at end of period	$11,554	$48,533

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$758	$5,978
Income taxes	$7,631	$1,070
Supplemental disclosure of non-cash financing activities:
Issuance of common stock for warrant exercise	$—	$1,400
Dividends declared but not paid	$4,665	$—

See accompanying notes.

PRICESMART, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2007

(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit from Stock-Based Compensation	Note Receivable from Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount						Shares	Amount
Balance at August 31, 2005	26,031	$3	$339,644	$3,379	$(29)	$(13,757)	$(121,534)	434	$(9,433)	$198,273
Shares issued	169	—	1,500	—	—	—	—	—	—	1,500
Rights offering	2,386	—	19,052	—	—	—	—	—	—	19,052
Warrant exercise	200	—	1,400	—	—	—	—	—	—	1,400
Donated services	—	—	16	—	—	—	—	—	—	16
Issuance of restricted stock awards	562	—	—	—	—	—	—	—	—	—
Exercise of stock options	45	—	280	—	—	—	—	—	—	280
Share-based compensation	—	—	1,465	—	—	—	—	—	—	1,465
Mark to market of employee restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Repayment of notes receivables and reacquisition of common stock	—	—	—	—	30	—	—	—	(33)	(3)
Net income	—	—	—	—	—	—	8,473	—	—	8,473
Translation adjustment	—	—	—	—	—	(320)	—	—	—	(320)
Comprehensive income	—	—	—	—	—	—	—	—	—	8,153

Balance at May 31, 2006	29,393	$3	$363,357	$3,379	$—	$(14,077)	$(113,061)	434	$(9,466)	$230,135

Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$—	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Purchase of treasury stock	—	—	—	—	—	—	—	38	(609)	(609)
Issuance of restricted stock awards	164	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(12)	—	—	—	—	—	—	—	—	—
Exercise of stock options	82	—	496	—	—	—	—	—	—	496
Tax benefit from exercise of stock options	—	—	—	426	—	—	—	—	—	426
Share-based compensation	—	—	1,376	—	—	—	—	—	—	1,376
Dividend payable to stockholders	—	—	—	—	—	—	(4,665)	—	—	(4,665)
Dividend paid to stockholders	—	—	—	—	—	—	(4,663)	—	—	(4,663)
Net income	—	—	—	—	—	—	15,847	—	—	15,847
Translation adjustment	—	—	—	—	—	73	—	—	—	73
Comprehensive income	—	—	—	—	—	—	—	—	—	15,920

Balance at May 31, 2007	29,638	$3	$366,004	$3,935	$—	$(13,810)	$(103,157)	476	$(10,075)	$242,900

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2007

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2007, the Company had 23 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, two each in Dominican Republic, El Salvador, Guatemala, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of May 31, 2007. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of $103.2 million as of May 31, 2007. However, for the three months ended May 31, 2007, the Company had net income of $5.2 million, and for the nine months ended May 31, 2007, the Company had net income of $15.8 million. The Company’s ability to fund its operations and service debt during fiscal 2007 has improved following the implementation and completion of the Financial Program as described in Note 8 – Financial Program and improvements in the underlying business operations. As a result, the Company prepaid $14.9 million of its long-term debt during the first quarter of fiscal 2007. In addition, the Company was able to fund increases in its inventory, which contributed to the increase of sales year over year. Certain reclassifications of expenses between general and administrative and warehouse club operations costs have been made to prior periods to conform to the current period presentation. These reclassifications total $310,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of May 31, 2007:

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

Lease Accounting - Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when we take possession of the property and extending over the term of the related lease. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. In addition to the minimum annual payments in certain locations, the Company pays rent based on percentage of sales in excess of sales over year.

Goodwill - Goodwill resulting from certain business combinations totaled $31.7 million at May 31, 2007 and $31.9 million at August 31, 2006. The decrease in goodwill was due to the foreign exchange translation losses in Guatemala and Jamaica for $55,000 and $88,000, respectively. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition - The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued liabilities in the balance sheet.

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statements of income, for the first nine months of 2007, and 2006 were approximately $87,000 gain, and $(1.2) million loss, respectively.

Stock-Based Compensation - As of May 31, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123(R), applying the “modified prospective method” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the first nine months of fiscal 2007 and 2006, the Company recognized stock-based compensation expenses of $1.4 million, and $1.5 million respectively. The stock-based compensation expense for the first nine months of fiscal 2007 includes $529,000 for restricted stock grants and $847,000 for stock options. The stock-based compensation expense for the first nine months of fiscal 2006 includes $306,000 for restricted stock grants and $1.2 million for stock options. The remaining unrecognized compensation expense related to unvested awards at May 31, 2007 was approximately $5.0 million and the weighted-average period of time over which this cost will be recognized is 4.04 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants issued in the first nine months of fiscal 2007 and 2006:

	Nine Months Ended May 31,
	2007		2006
Risk free interest rate	4.85%		4.35%
Expected life	5 years		5 years
Expected volatility	45.88%		43.96%
Expected dividend yield	0	% (1)	0%

(1)	No new stock options have been issued after dividends were declared in the second quarter of fiscal 2007.

The following table summarizes stock options outstanding as of May 31, 2007, as well as activity during the nine months then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2006	697,787	$13.68
Options granted	9,000	16.00
Exercised	(82,173)	2.64
Forfeited or expired	(13,464)	19.87

Outstanding at May 31, 2007 (a)	611,150	$15.06

Exercisable at May 31, 2007	537,826	$15.30

(a)	At May 31, 2007, the weighted-average remaining contractual life of options outstanding was 1.9 years.

For the first nine months of fiscal 2007 and 2006, the intrinsic value of stock options exercised was approximately $883,000 and $170,000, respectively. At May 31, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $4.4 million and $3.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option on the date exercised.

The weighted-average grant date fair value of stock options granted during the first nine months of fiscal 2007 and 2006 was $6.75 and $3.64, respectively.

Total stock grant activity, relating to the 2002 Equity Participation Plan of the Company, was as follows for the first nine months of fiscal 2007:

Grants
Outstanding at August 31, 2006	540,700
Granted	164,050
Cancelled	(12,240)
Vested	(107,420)

Outstanding at May 31, 2007	585,090

The Company repurchased from employees 38,061 shares of common stock for $609,000, based on the stock price at that date of vesting, to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” FIN 48 provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company is required to adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

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

The Company has released PSMT Philippines from its obligations with respect to amounts owed to the Company by PSMT Philippines which was primarily related to past merchandise shipments and has agreed to indemnify PSMT Philippines and its officers, directors, stockholders and agents and to hold them harmless from any claims arising out of previously settled litigation between the Company and its prior Philippines licensee.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the closure costs line of the Statement of Income. However, due to the shared management structure, as the Philippines and Guam activities were viewed as one activity. Following the disposal of the Philippines operations, the results of the Philippines and Guam activities were consolidated in the discontinued operations line of the Statement of Operations.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2007	August 31, 2006
Cash and cash equivalents	$222	$110
Accounts receivable, net	503	429
Prepaid expenses and other current assets	1	—
Other assets	935	1,055

Assets of discontinued operations	$1,661	$1,594

Accrued expenses	$141	$130

Liabilities of discontinued operations	$141	$130

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income from discontinued operations	25	112	71	997
Income tax (provision)	—	(9)	—	(347)

Income from discontinued operations	$25	$103	$71	$650

The pre-tax income from discontinued operations for the nine months ended May 31, 2006 includes approximately $1.0 million from the reversal of the provision against recoverability of a loan principal installment and accrued interest receivable from the former Philippines subsidiary which were collected in December 2005, and the net results of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2007	August 31, 2006
Land	$55,430	$48,820
Building and improvements	105,879	105,123
Fixtures and equipment	69,296	61,304
Construction in progress	7,612	6,207

	238,217	221,454
Less: accumulated depreciation	(64,648)	(59,425)

Property and equipment, net	$173,569	$162,029

Building and improvements includes net capitalized interest of $1.3 million and $1.2 million for May 31, 2007 and August 31, 2006, respectively.

NOTE 5 – INCOME PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights), except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net income	$5,231	$3,228	$15,847	$8,473
Determination of shares:
Average common shares outstanding	28,549	28,373	28,485	26,970
Assumed conversion of:
Stock options	129	135	135	115
Warrants(1)	—	—	—	67
Restricted stock grant(2)	572	559	586	260

Diluted average common shares outstanding	29,250	29,067	29,206	27,412
Net income:
Basic income per share	$0.18	$0.11	$0.55	$0.31
Diluted income per share	$0.18	$0.11	$0.54	$0.31

(1)	A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised on November 30, 2005.

(2)	Restricted stock was issued to certain employees in the second and third quarters of fiscal 2006 and in the second and third quarters of fiscal 2007, the dilutive effects of which are 586,018 shares for the nine months ended May 31, 2007.

NOTE 6 – DIVIDENDS

On February 7, 2007 the Company’s Board of Directors declared a cash dividend in the total amount of $0.32 per share, of which, $0.16 per share was paid on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share is payable on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors in its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

NOTE 7 – ASSET IMPAIRMENT AND CLOSURE COSTS

During fiscal 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

During the first and second quarters of fiscal year 2007, the Company recorded asset impairment charges of approximately $72,000 and $20,000 respectively which were due to the San Pedro Sula, Honduras location being vacated and the operation being relocated to a new site which was acquired during fiscal year 2006 in another section of the city. No asset impairment charges were recorded as closure costs in the third quarter. In the second quarter of fiscal year 2007, the Company recorded approximately $360,000 in charges as a result of the sale of the Eastside Santo Domingo, Dominican Republic location.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of May 31, 2007 is as follows (in thousands):

	Liability as of August 31, 2006	Charged to Expense	Non-cash Amounts	Cash paid	Liability as of May 31, 2007
Lease obligations	$3,466	—	—	(193)	$3,273
Asset impairment	—	92	(92)	—	—
Sale of land & building	—	360	(360)	—	—
Other associated costs	36	279	(36)	(279)	—

Total	$3,502	731	(488)	(472)	$3,273

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

NOTE 8 – FINANCIAL PROGRAM

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 22, 2007, the Company notified Tecnicard, Inc. (“Tecnicard”) and Banco de la Producción, S.A. (“Banpro”) that it was terminating and would not be renewing the agreement pursuant to which Tecnicard provided co-branded and/or dual purpose credit cards to the Company’s members in several markets under a contract set to expire on April 30, 2007, nor a similar contract between Banpro and the Company’s Nicaraguan subsidiary, which contract had already expired.

By letters dated April 5, 2007 and April 10, 2007, PSC, S.A., Banco de la Producción, S.A. and Tecnicard, S.A. (the “Promerica Entities”) disputed the Company’s right to terminate either the contracts or the credit card services relationships between the parties, notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations.

On April 30, 2007 the Company filed with the American Arbitration Association (“AAA”) a Notice of Arbitration and Statement of Claim against the Promerica Entities. The Statement of Claim seeks a declaratory judgment that the Company has not breached any of three agreements entered into during the past seven years by the Company and one or more of the Promerica Entities and that the Company has the right to not renew the credit card relationship.

On or about May 16, 2007 the Promerica Entities commenced several legal proceedings against the Company. The various proceedings filed by the Promerica Entities assert multiple causes of action for breach of contract with reference to the credit card services agreements and other agreements between the parties. The Promerica Entities also have asserted causes of actions alleging that the Company has misappropriated confidential or proprietary trade secrets owned by the Promerica Entities (particularly certain data related to credit card usage) and is unfairly competing with one or more of the Promerica Entities. The Promerica Entities additionally allege that the Company breached its duty of good faith and fair dealing in 2000 by using purportedly overvalued shares of the Company’s common stock as consideration for the acquisition of PSC’s 40% interest in PSMT Caribe, Inc. The relief sought by the Promerica Entities includes “compensatory damages in excess of $100,000,000.00” as well as injunctive relief prohibiting PriceSmart from proceeding with certain commercial activities with the new credit card provider.

At the present time the following activities have occurred in relation the various proceedings: (i) the Company’s Board has appointed an independent committee to investigate certain alleged breaches of fiduciary duty and that Committee has held its initial meeting; (ii) the Company has removed the state court litigation filed by the Promerica Entities to federal court; (iii) the federal court held a hearing on the Promerica Entities’ Emergency Motion for Temporary Injunction on June 12-14, 2007, with closing arguments to be heard on July 18, 2007.

The Company intends to diligently proceed with its claim for declaratory relief filed on April 30, 2007 and to vigorously defend all of the claims asserted by the Promerica Entities. The Company is also currently considering taking additional legal action against the Promerica Entities. In this regard, the Promerica Entities and their affiliates owe the Company approximately $800,000 related to several separate transactions.

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

In addition, from time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

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

In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable and estimable exposures. At May 31, 2007, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period could be materially affected. As of May 31, 2007 and August 31, 2006, the Company had recorded within other accrued expenses a total of $10.3 million and $8.3 million, respectively, for income and other tax related contingencies.

The Company is currently evaluating the impact, if any, of the adoption of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. It is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of an individual quarter.

NOTE 10 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2007 and August 31, 2006, the Company, together with its majority or wholly-owned subsidiaries, had $2.8 million and $158,000, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 7.9% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the credit facilities expires during the year and is typically renewed. As of May 31, 2007 and August 31, 2006, the Company had approximately $3.5 million and $11.0 million available under these credit facilities, respectively.

Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2007, letters of credit totaling $2.2 million (which includes $1.9 million in Letters of Credit as described in Note 12) were outstanding under this facility, leaving availability under this facility of $4.8 million.

As of May 31, 2007 and August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $1.0 million and $18.7 million, respectively, outstanding in long-term borrowings. The carrying amount of the non-cash assets

(land, building, fixtures, and equipment) assigned as collateral for long-term debt was $1.2 million and $27.9 million as of May 31, 2007 and August 31, 2006, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million.

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

During fiscal 2006, the Company purchased the minority interests of its Jamaica subsidiary in order to strengthen the Company’s position for the future and consequently increased its ownership percentage in its Jamaica subsidiary from 67.5% to 100%. The Company acquired the minority interests of its three partners, Big Box Sales, Ltd., Chancellor Holdings Limited, and P.S.C., SA, whose ownership percentages were 15%, 10% and 7.5% respectively, on November 17, 2005, November 15, 2005, and December 23, 2005, respectively. The consideration provided in connection with this acquisition consisted of $2.4 million in cash and forgiveness of a $413,000 note receivable. The purchase price of $2.8 million was allocated to minority interest of $556,000, $126,000 to buildings and $2.1 million to goodwill. Also, during the second quarter of fiscal year 2006, the Company purchased a 5% minority interest of its Trinidad subsidiary from one of its partners and thereby increased its ownership percentage in its Trinidad subsidiary from 90% to 95%. The consideration provided in connection with this acquisition was $300,000, of which $132,000 was allocated to minority interest and $168,000 was allocated to goodwill. The goodwill related to these transactions has been allocated to the Caribbean Operations segment.

NOTE 12 – UNCONSOLIDATED AFFILIATE

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

On February 11, 2005, it was announced that the Company and Gigante had decided to close the warehouse club operations of PSMT Mexico and the closure was completed on February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005 for an aggregate price of $11.2 million. One warehouse club remains unsold, although efforts continue to sell it as well. The fixtures and equipment are also being sold. The Company has purchased approximately $2.3 million of fixtures from PSMT Mexico as of May 31, 2007. The Company paid $750,000 in cash and offset the remainder with receivables and a note owed by PSMT Mexico to the Company.

As part of the Company’s closure of the joint venture’s operations, PSMT Mexico, through its subsidiaries, filed with the Mexico tax authorities claims for refunds of approximately $3.5 million in VAT taxes. As a condition to reviewing these claims, the Mexican tax authorities required the PSMT Mexico subsidiaries to provide guarantees of payment in case, upon review, it was determined that the applicant subsidiaries actually owed money for unpaid VAT taxes rather than being entitled to a refund. The Mexican Tax Authority estimated this at $4.5 million. The Company and Gigante jointly provided these guarantees. The Company provided its portion of the guarantee by obtaining and posting letters of credit for approximately $1.9 million in favor of the Mexican tax authorities. These letters of credit expire on December 6, 2007. The letters of credit must be maintained in force until final resolution of the claim for refund by the Mexican tax authorities or until PSMT Mexico withdraws its claims. During 2007, the Mexican Tax Authority filed new claims of approximately $3.8 million in VAT taxes and Grupo Gigante, S.A. de C.V. posted a bond for this claim at a cost of approximately $100,000 and has charged the joint venture for this cost. In accounting for the investment in this joint venture, no provision for this contingency has been recorded, as the Company believes no payment will be made to settle these government claims.

	As of May 31, 2007	As of August 31, 2006
Current assets	$5,997	$5,887
Noncurrent assets	$5,904	$7,038
Current liabilities	$972	$839
Noncurrent liabilities	$157	$—

	Nine Months Ended May 31,
	2007	2006
Revenues	$—	$53
Cost of Goods Sold	$—	$20
Net Loss	$(564)	$(113)

NOTE 13 – RELATED-PARTY TRANSACTIONS

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

Relationship with SD Revitalization: During the fourth quarter of fiscal year 2006, the Company sold approximately $34,000 of school supplies to SD Revitalization, a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any school supplies to the charitable group in the first nine months of fiscal years 2006 and 2007.

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

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (former Board member and current employee of the Company). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). This agreement was in place through February 23, 2007. The Company paid approximately $145,000 and $126,000 for the nine months ended May 31, 2007 and 2006, respectively. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.

Relationships with Edgar Zurcher: Edgar Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $67,000 and $122,000 during the first nine months of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $564,000 and $563,000 in rental income for this space during the first nine months of fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $208,000 and $196,000 of rental income in the first nine months of fiscal 2007 and 2006, respectively, for space leased to it by the Company. The Company also received approximately $595,000 and $644,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first nine months of fiscal years 2007 and 2006, respectively. In addition, the Company also received approximately $811,000 and $203,000 in Smart credit fees during the first nine months of fiscal year 2007 and 2006, respectively, related to the co-branded credit card with Banca Promerica. The Company received a one-time refund of approximately $483,000 and $400,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica in the second quarter of fiscal year 2007 and 2006, respectively. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with the those entities, with the exception of the Dominican Republic. The Company has determined that another credit card provider, Credomatic, was more suitable for the future needs and expectations of its members.

Relationship with PriceSmart Mexico: The Company has purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing cash, an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At May 31, 2007 and 2006, the aggregate amount of equipment purchased from Mexico was approximately $2.3 million and $2.0 million, respectively.

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

	United States Operations	Central American Operations	Caribbean Operations	Total
Nine Months Ended May 31, 2007
Total revenue	$768	$402,946	$254,952	$658,666
Asset Impairment and Closure Cost	—	(352)	(379)	(731)
Operating income	5,113	14,297	6,454	25,864
Interest Income	1,004	134	100	1,238
Interest Expense	(237)	(185)	(152)	(574)
Income Tax Expense	(4,401)	(4,489)	(1,121)	(10,011)
Income from continuing operations	1,196	9,344	5,236	15,776
Discontinued operations, net of tax	71	—	—	71
Depreciation and amortization	484	4,196	2,552	7,232
Goodwill	—	26,295	5,432	31,727
Assets of discontinued operations	1,661	—	—	1,661
Identifiable assets	40,988	215,209	105,812	362,009

Nine Months Ended May 31, 2006
Total revenue	$71	$336,210	$211,588	$547,869
Asset Impairment and Closure Cost	—	(153)	(19)	(172)
Operating income (loss)	(213)	11,167	2,828	13,782
Interest Income	1,020	217	111	1,348
Interest Expense	(670)	(832)	(756)	(2,258)
Income Tax Expense	(4,086)	(930)	330	(4,686)
Income (loss) from continuing operations	(4,006)	9,274	2,555	7,823
Discontinued operations, net of tax	650	—	—	650
Depreciation and amortization	444	3,850	2,681	6,975
Goodwill	—	26,354	5,529	31,883
Assets of discontinued operations	1,754	—	—	1,754
Identifiable assets	74,771	189,789	91,471	356,031

Year Ended August 31, 2006
Total revenue	$130	$449,820	$284,723	$734,673
Asset Impairment and Closure Cost	—	(996)	(838)	(1,834)
Operating income	1,678	12,963	3,489	18,130
Interest Income	1,555	275	129	1,959
Interest Expense	(802)	(1,247)	(1,142)	(3,191)
Income Tax Expense	(5,664)	(1,783)	(665)	(8,112)
Income (loss) from continuing operations	(3,335)	9,726	1,793	8,184
Discontinued operations, net of tax	3,674	—	—	3,674
Depreciation and amortization	587	5,370	3,661	9,618
Goodwill	—	26,350	5,520	31,870
Assets of discontinued operations	1,594	—	—	1,594
Identifiable assets	64,927	197,364	96,752	359,043

NOTE 15 – SUBSEQUENT EVENTS

On June 6, 2007, the Company executed a new long-term loan agreement for $9.1 million with Banco Industrial, S.A. in Guatemala. The Company will make multiple draws as needed. The funds will finance the construction of the third warehouse club in Fraijanes, Guatemala scheduled to be opened in the fall of 2007.

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2007 (fiscal 2007) and May 31, 2006 (fiscal 2006), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2007 and 2006, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2007)	Number of Warehouse Clubs in Operation (as of May 31, 2006)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	23	23

During fiscal 2006, the Company purchased land in Honduras for the construction of a warehouse club. In Honduras, the Company completed construction and relocated its San Pedro Sula warehouse club to this new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006. During 2007, the Company purchased land in Trinidad and Guatemala, where it plans to complete construction and open new warehouse clubs in November of 2007.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica. Also during fiscal 2006, the Company acquired the 32.5% of minority interests in PriceSmart Jamaica, increasing the Company’s ownership to 100%. In addition, the Company acquired an additional 5% interest in its PriceSmart Trinidad subsidiary, increasing its ownership to 95% from 90%.

At the end of both May 2007 and May 2006, the Company had 23 consolidated warehouse clubs in operation operating in 11 countries and one U.S. territory. The average age of the 23 warehouse clubs in operation as of May 31, 2007 was 75 months and was 69 months for the 23 warehouse clubs included in operation as of May 31, 2006.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2007 AND 2006

Net warehouse club sales increased 21.4% to $219.5 million in the third quarter of fiscal 2007, from $180.8 million in the third quarter of fiscal 2006. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs year over year. Sales growth was recorded in all of the Company’s markets during the three month period ended May 31, 2007 compared to the three month period ended May 31, 2006. This increase is due to both increased transactions and higher average sales per transaction in approximately equal parts. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Three Months Ended May 31, (Amounts in thousands)
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Increase	Change
Central America	$133,839	61.0%	$111,034	61.4%	$22,805	20.5%
Caribbean	85,676	39.0%	69,747	38.6%	15,929	22.8%

	$219,515	100.0%	$180,781	100.0%	$38,734	21.4%

Same-warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 19.1% for the 13 weeks ended June 3, 2007 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse club sales until February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the third fiscal quarter of 2007, compared to the same period in fiscal 2006.

	Three Months Ended May 31,
	2007	2006
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	30%	30%
Food (including dry and fresh foods)	43%	44%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	15%
Softlines (including apparel, domestics, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the third quarter of fiscal 2007 increased $6.6 million to $33.8 million, or 15.4% of net warehouse club sales, from $27.2 million, or 15.0% of net warehouse club sales in the third quarter of fiscal 2006. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current quarter as compared to the prior quarter. As a percentage of sales, warehouse gross profit improved approximately 36 basis points. Of that improvement, approximately 17 basis points resulted from better merchandise inventory management, resulting in fewer markdowns and improved cost efficiency in the current period compared to the same period last year. Foreign exchange related expense contributed 19 basis points of improvement as the Company recorded a gain in the current quarter of $210,000 compared to a currency related loss of ($170,000) in the third quarter of Fiscal 2006.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 20.2% to $3.6 million in the third quarter of fiscal 2007 compared to $3.0 million in the third quarter of fiscal 2006. As a percent of net warehouse club sales, membership income was 1.6% in both periods. The increase in membership income reflects both a 11% increase in the number of membership accounts and a 7% increase in the average membership fee collected as compared to a year ago. Total membership accounts at the end of May 2007 were approximately 523,000, an increase of approximately 54,000 accounts compared to the end of May 2006. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended May 2007 and May 2006 was 83% and 85%, respectively.

Export sales of $190,000 in the current quarter compared to export sales of $9,000 in the third quarter of fiscal 2006 resulted from direct sales to institutional customers (primarily retailers) in the Philippines.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the third quarter of fiscal 2007 was $1.0 million compared to $886,000 in the same period a year ago.

Warehouse club operating expenses increased to $22.3 million, or 10.1% of net warehouse club sales, in the third quarter of fiscal 2007 from $20.1 million, or 11.1% of net warehouse club sales, in the third quarter of fiscal 2006. Higher payroll costs, primarily due to wage and benefit increases in the clubs added $726,000 in expenses in the period compared to the prior year. Higher costs for credit card fees ($453,000) and supplies expense ($114,000) were primarily due to the higher sales, as was rent expense ($266,000) due to higher sales at leased clubs where the rent varies based on club sales above a certain level. Utilities costs increased $244,000 from the same period last year. Depreciation expense, largely due to the capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil), increased $92,000, and municipal tax and license expense increased by $103,000.

General and administrative expenses were $7.0 million, or 3.2% of net warehouse club sales, in the third quarter of fiscal 2007 compared to $6.3 million, or 3.5% of net warehouse club sales, in the third quarter of fiscal 2006. The increase in expenses was primarily related to increased salaries, benefits and travel, and cash performance related bonus accruals. In addition, the Company experienced increased costs for professional services associated with tax services and costs associated with Sarbanes Oxley Section 404 and internal control audits in the quarter.

Asset impairment and closure costs for the third quarter of fiscal 2007 were $68,000, compared to $59,000 in the third quarter of fiscal 2006. The costs in both periods are associated with the closed warehouse locations in Guatemala and Honduras.

Operating income for the third quarter of fiscal 2007 was $9.0 million, or 4.1% of warehouse sales, compared to $4.6 million, or 2.5% of warehouse sales, in the third quarter of fiscal 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $395,000 in the third quarter of fiscal 2007 compared to $624,000 in the third quarter of fiscal 2006 resulting from reduced average cash bank balances in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $129,000 in the third quarter of fiscal 2007 from $708,000 in the third quarter of fiscal 2006, resulting from a reduction in debt held by the Company.

Tax expense for the third quarter of fiscal 2007 was $3.8 million on pre-tax income of $9.2 million, as compared to $1.2 million of tax expense on pre-tax income of $4.4 million for the third quarter of fiscal 2006. The increase in the effective tax rate to 41.3% in the third quarter of fiscal 2007 from 27.3% in the third quarter of fiscal 2006 is primarily due to the fact that the third quarter of fiscal 2006 includes a $1.2 million tax reduction due to the reversal of probable tax contingency liabilities.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $75,000 in the third quarter of fiscal year 2007. In the same period last year, the joint venture for which there was a minority stockholder interest generated income of which $88,000 was allocated to the minority stockholders’ interest.

Income from continuing operations for the third quarter of fiscal 2007 was $5.2 million compared to $3.1 million in the same quarter last year.

Discontinued operations, net of tax, represents consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current quarter, the Company recognized income of $25,000 related to the closed Guam location, which is leased to a subtenant. In the third quarter of fiscal 2006, the Company incurred income on discontinued operations of $103,000, primarily related to the Philippines.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2007 AND 2006

Net warehouse sales increased 20.0% to $644.3 million in the first nine months of fiscal 2007, from $536.9 million in the first nine months of fiscal 2006. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Each of the Company’s warehouse clubs recorded increases in sales from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The Company opened a new warehouse club in Costa Rica on November 18, 2005, which contributed 12 days of sales to the first quarter of fiscal 2006. In the first quarter of fiscal 2007, that warehouse club operated for the full fiscal quarter, and accounted for approximately 93 basis points of sales growth for the nine month period, or approximately $5.0 million in total warehouse club sales. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Nine Months Ended
	May 31, 2007		May 31, 2006
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Central America	$393,509	61.1%	$328,664	61.2%	$64,845	19.7%
Caribbean	250,828	38.9%	208,192	38.8%	42,636	20.5%

	$644,337	100.0%	$536,856	100.0%	$107,481	20.0%

Same-warehouse club sales, which include warehouse clubs open at least 13 1/2 full months, increased 19.1% for the 39 weeks ended June 3, 2007 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse club sales until February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the first nine months of fiscal 2007, compared to the same period in fiscal 2006.

	Nine Months Ended May 31,
	2007	2006
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	31%	30%
Food (including dry and fresh foods)	42%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	16%
Softlines (including apparel, domestics, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%

	100%	100%

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first nine months of fiscal 2007 increased $18.6 million to $97.1 million, or 15.1% of net warehouse club sales, from $78.5 million, or 14.6% of net warehouse club sales. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse gross profit margin increased 44 basis points as a result of better merchandise inventory management, resulting in fewer markdowns and a benefit associated with foreign currency exchange movements. In the current nine months, the Company recorded $87,000 (0.01% of sales) in foreign exchange related gains compared to $1.2 million (0.23% of sales) of foreign exchange related losses in the first nine months of fiscal 2006.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 21.3% to $10.2 million in the first nine months of fiscal 2007 compared to $8.4 million in the first nine months of fiscal 2006. As a percent of net warehouse club sales, membership income was 1.6% of sales in both nine month periods. Total membership accounts at the end of May 2007 were approximately 523,000, an increase of approximately 54,000 accounts compared to the end of May 2006. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended May 2007 and May 2006 was 83% and 85%, respectively.

Export sales were $456,000 for the first nine months of fiscal 2007, compared to export sales of $20,000 for the first nine months of fiscal 2006. This increase was due primarily to direct sales to institutional customers (primarily retailers) in the Philippines in the current period.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first nine months of fiscal 2007 was $3.7 million, compared to $2.6 million in the same period a year ago. Contributing to the increase was $500,000 in non-recurring income recognized in the second quarter of fiscal 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica. In addition, increased income was attributable to higher rental income and construction management income.

Warehouse club operating expenses increased 11.6% to $64.3 million, or 10.0% of net warehouse club sales, in the first nine months of fiscal 2007 from $57.6 million, or 10.7% of net warehouse club sales, in the first nine months of fiscal 2006. The increase in warehouse club operating expenses resulted from increased payroll related expenses including ex-pat costs ($2.8 million), higher bank and credit card fees related to higher sales ($1.1 million), and increased operating costs for utilities, repair and maintenance, and supplies ($940,000). In addition, depreciation expense increased $313,000 as a result of capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil). Across all spending categories, the inclusion of a full quarter’s costs associated with the new club in Costa Rica, which opened on November 18, 2005, resulted in $572,000 of increased warehouse club operating expenses in the first nine months of fiscal year 2007, compared to the first nine months of fiscal year 2006.

General and administrative expenses were $19.9 million, or 3.1% of net warehouse club sales, in the first nine months of fiscal 2007 compared to $17.7 million, or 3.3% of net warehouse club sales, in the first nine months of fiscal 2006. The increased costs were related to salaries and related benefits for the Company’s corporate headquarters and U.S. buying operation ($1.8 million) as well as increased professional costs associated with tax advisory services, legal support, and audit services ($373,000).

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the current nine month period of $256,000 were primarily associated with the opening of the relocated San Pedro Sula, Honduras locations. Pre-opening expenses of $336,000 in the first nine month period of fiscal year 2006 was associated with the opening of the Company’s fourth warehouse club in Costa Rica.

Asset impairment and closure costs for the first nine months of fiscal 2007 were $731,000, compared to $172,000 in the first nine months of fiscal 2006. The costs in both periods are associated with the closed warehouse locations in Guatemala, Honduras and the Dominican Republic. The increase in costs from the prior year is primarily a result of the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic and costs related to the prior warehouse club location in San Pedro Sula, Honduras.

Operating income for the first nine months of fiscal 2007 was $25.9 million, or 4.0% of warehouse sales, compared to $13.8 million, or 2.8% of warehouse sales, in the first nine months of fiscal 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $1.2 million in the first nine months of fiscal 2007 compared to $1.3 million in the first nine months of fiscal 2006. The decrease reflects generally higher interest rates associated with cash on deposit in the current period compared to a year ago offset by lower average cash balances on deposit.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $574,000 in the first nine months of fiscal 2007 from $2.3 million in the first nine months of fiscal 2006, resulting from a reduction in debt held by the Company.

Tax expense for the first nine months of fiscal 2007 was $10.0 million on pre-tax income from continuing operations of $26.4 million when compared to the $4.7 million of tax expense recorded in the first nine months of fiscal 2006 on a pre-tax income from continuing operations of $12.8 million. The increase in the effective tax rate to 37.9% in the first nine months of fiscal 2007 from 36.7% in the first nine months of fiscal 2006 is primarily due to the fact that the first nine months of fiscal 2006 includes a $1.8 million tax reduction due to the reversal of probable tax contingency liabilities.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $337,000 in the first nine months of fiscal year 2007. In the same period last year, the joint venture for which there was a minority stockholder interest generated income of which $261,000 was allocated to the minority stockholders’ interest. During the third quarter of fiscal 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for the first nine months of fiscal 2007 was $15.8 million compared to $7.8 million in the same period last year.

Discontinued operations, net of tax, are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In the current nine month period, the Company recognized income of $71,000, all associated with the closed Guam location, which is leased to a subtenant, net of expenses. In the first nine months of fiscal 2006, the Company recognized income net of tax of $650,000, which included $1.0 million (pre-tax) associated with the reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan, from PSMT Philippines, which was collected in December 2005.

The primary components of discontinued operations, net of taxes are comprised of the following:

	Nine Months Ended May 31,
	2007	2006
Guam pre-tax income from operations	$74	$53
Philippines pre-tax income (loss) from operations	(3)	597
Pre-tax loss on divestiture	—	—

Income before income taxes and minority interest	71	650
Income tax (provision) benefit	—	—
Minority interest	—	—

Discontinued operations, net of tax	$71	$650

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $11.6 million in consolidated cash and cash equivalents as of May 31, 2007 compared to $40.0 million in consolidated cash and cash equivalents as of August 31, 2006. The Company used cash from its reserves and cash generated by operations to retire debt, acquire significant real estate assets, and pay dividends in the current nine month period.

Net cash flows provided by operating activities were $14.5 million in the first nine months of fiscal 2007, compared to cash provided by operations of $22.4 million in the first nine months of fiscal 2006. Income from continuing operations improved to $15.8 million in the current nine month period compared to $7.8 million in the prior year nine month period. Changes in operating assets and liabilities, most notably additions to merchandise inventory to support higher sales, resulted in a cash use of $12.0 million in the current nine month period. In the prior year, changes in operating assets and liabilities generated $2.2 million more cash flow when compared to the first nine months of fiscal 2007. Increased accounts payable for the first nine months of fiscal 2006 offset the growth in merchandise inventories within the period.

Net cash used in investing activities was $22.2 million and $27.9 million in the first nine months of fiscal 2007 and 2006, respectively. In the first nine months of the current period, the additions to property and equipment totaled $22.3 million, primarily associated with the completion of construction of the Company’s Honduras warehouse locations for approximately $3.9 million , the expansion of the Company’s Via Brasil location in Panama City, Panama for approximately $1.0 million, the purchase of an undivided interest in an aircraft for $658,000, and the purchase of land in Guatemala and Trinidad for the construction of two new locations for approximately $12.8 million. The use of cash in the first nine month period of fiscal year 2006 resulted from the acquisition of a 35,000 square meter commercial center in Panama City, Panama, which included the existing PriceSmart warehouse club along with additional commercial property, for $12.7 million (including closing fees), the acquisition of land adjacent to a second warehouse club in Panama City, Panama for $3.4 million, the purchase of Land and Construction Cost in Honduras for $2.7 million and $4.3 million in costs associated with the new warehouse club in Costa Rica. Additionally, in the first nine month period of fiscal 2006, the Company used $2.4 million to purchase the minority interest in the Company’s Jamaica subsidiary and $300,000 to purchase the 5% interest of a minority shareholder in the Company’s Trinidad subsidiary. This was offset by the receipt of $2.8 million as a return of a portion of its investment in the Mexico joint venture predominantly resulting from the sale of two of the joint venture’s closed warehouse clubs.

Financing activities resulted in a net cash use of $19.5 million in the first nine months of fiscal 2007, primarily as a result of repaying the $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million. The Company paid a cash dividend to common stockholders totaling $4.6 million in this period. The Company drew down from its available lines of short-term loans, with the $4.9 million representing net total amount of the draw down during the period. During the first nine months of fiscal 2006, financing activities provided net cash of $23.2 million attributable to the sale of 2,385,553 shares of common stock for $19.1 million pursuant to the Company’s $8 rights offering which expired on January 31, 2006, and $12.5 million in long-term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, as part of a lawsuit settlement. During that same period, the Company paid off long and short term loans totaling $10.4 million.

Financing Activities

During the first nine months of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million. The Company accessed certain short-term debt facilities in the amount of $2.8 million at the close of the period.

Short-Term Borrowings and Long-Term Debt

As of May 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $2.8 million outstanding in short-term borrowings. As of August 31, 2006, the Company, together with its majority or wholly owned subsidiaries, had $158,000 in short-term borrowings.

In addition, the Company has a bank credit agreement that provides for borrowings of up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2007, letters of credit totaling $2.2 million were outstanding under this facility, leaving $4.8 million available for borrowing under this facility.

As of May 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $1.0 million outstanding in long-term borrowings. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $1.2 million as of May 31, 2007. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal 2007, the Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation.

Contractual Obligations

As of May 31, 2007, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$1,037	$1,000	$33	$4	$—
Operating leases	112,433	6,852	12,935	11,590	81,056

Total	$113,470	$7,852	$12,968	$11,594	$81,056

(1)	Amounts shown are for the principal portion of the long-term debt payment only.

New Credit Facility

On June 6, 2007, the Company executed a new long-term loan agreement for $9.1 million with Banco Industrial, S.A. in Guatemala. The Company will make multiple draws as needed. The funds will finance the construction of the third warehouse club in Fraijanes, Guatemala scheduled to be opened in the fall of 2007.

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

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2007, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2007 of approximately $53.3 million and $10.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, which have increased due to the implementation of the Financial Program (as described in Note 8 to the Consolidated Financial Statements for the quarter ended May 31, 2007 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company has determined that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and capital loss carry-forwards.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.

Stock-Based Compensation: As of May 31, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” All employee stock option grants made or re-priced since the beginning of fiscal 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” FIN 48 which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific elections dates. The Company is required to adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2007, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For each of the quarters ended May 31, 2007 and 2006, approximately 78% of the Company’s net warehouse club sales were in foreign currencies. Also, as of May 31, 2007, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $87,000 and ($1.2) million for the nine months ended May 31, 2007 and 2006, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were $73,000 and ($126,000) for the nine months and year ended May 31, 2007 and August 31, 2006, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of May 31, 2007:

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

On March 22, 2007, the Company notified Tecnicard, Inc. (“Tecnicard”) and Banco de la Producción, S.A. (“Banpro”) that it was terminating and would not be renewing the agreement pursuant to which Tecnicard provided co-branded and/or dual purpose credit cards to the Company’s members in several markets under a contract set to expire on April 30, 2007, nor a similar contract between Banpro and the Company’s Nicaraguan subsidiary, which contract had already expired.

By letters dated April 5, 2007 and April 10, 2007, PSC, S.A., Banco de la Producción, S.A. and Tecnicard, S.A. (the “Promerica Entities”) disputed the Company’s right to terminate either the contracts or the credit card services relationships between the parties, notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations.

On April 30, 2007 the Company filed with the American Arbitration Association (“AAA”) a Notice of Arbitration and Statement of Claim against the Promerica Entities. The Statement of Claim seeks a declaratory judgment that the Company has not breached any of three agreements entered into during the past seven years by the Company and one or more of the Promerica Entities and that the Company has the right to not renew the credit card relationship.

On or about May 16, 2007 the Promerica Entities commenced several proceedings against the Company. Those proceedings are: (i) a Demand for Mediation with the International Chamber of Commerce (“ICC”); (ii) a Demand for Mediation with the AAA; (iii) a Demand for Arbitration with the ICC; (iv) a Demand for Arbitration with Request for Interim Measures in the form of Preliminary Injunctions, filed with the AAA; and (v) an Emergency Motion for Temporary Injunction filed with the Florida state court in Miami-Dade County.

PSC, S.A., one of the Promerica Entities, beneficially owns approximately 3.0% of the Company’s outstanding common stock. In June 2000 the Company acquired from PSC the 40% interest in the Company’s PSMT Caribe, Inc. subsidiary previously held by PSC, for 679,500 shares of the Company’s common stock. The Company already owned the remaining 60% of PSMT Caribe. The Company and PSC are currently shareholders of PriceSmart’s Nicaragua subsidiary (PriceSmart owning 51% and PSC owning 49%), and the Promerica Entities and their affiliates, per various agreements with the Company, have provided credit card services to the Company’s members in several markets and operate bank branches in many PriceSmart warehouse clubs. In connection with the Company’s acquisition of the 40% minority interest in PSMT Caribe, the Company agreed to give PSC opportunities to have representation on the boards of directors of PSMT Caribe and the Company. PSC selected Edgar A. Zurcher as its designee to serve on the Company’s Board of Directors, and Mr. Zurcher continues to serve on the Company’s Board of Directors. Mr. Zurcher is a director and 9.1% shareholder of PSC.

The various proceedings filed by the Promerica Entities assert multiple causes of action for breach of contract with reference to the credit card services agreements and other agreements between the parties. The Promerica Entities also have asserted causes of actions alleging that the Company has misappropriated confidential or proprietary trade secrets owned by the Promerica Entities (particularly certain data related to credit card usage) and is unfairly competing with one or more of the Promerica Entities. The Promerica Entities additionally allege that the Company breached its duty of good faith and fair dealing in 2000 by using purportedly overvalued shares of the Company’s common stock as consideration for the acquisition of PSC’s 40% interest in PSMT Caribe, Inc. The relief sought by the Promerica Entities includes “damages of $100,000,000” as well as injunctive relief prohibiting PriceSmart from proceeding with certain commercial activities with the new credit card provider.

Also, by letter dated May 16, 2007 counsel for PSC demanded that the PriceSmart Board of Directors appoint an independent committee to investigate various alleged breaches of fiduciary duty by officers and/or directors of the Company.

At the present time the following activities have occurred in relation the various proceedings: (i) the Company’s Board has appointed the independent committee to investigate the alleged breaches of fiduciary duty and that Committee has held its initial meeting; (ii) the Company has removed the state court litigation filed by the Promerica Entities to federal court; (iii) the federal court held a hearing on the Promerica Entities’ Emergency Motion for Temporary Injunction on June 12-14, 2007, with closing arguments to be heard on July 18, 2007.

The Company intends to diligently proceed with its claim for declaratory relief filed on April 30, 2007 and to vigorously defend all of the claims asserted by the Promerica Entities. The Company is also currently considering taking additional legal action against the Promerica Entities. In this regard, the Promerica Entities and their affiliates owe the Company approximately $800,000 related to several separate transactions.

In addition, from time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business, the outcome of which, in the opinion of management, would not have a material adverse effect on the Company. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Available Information

PriceSmart, Inc.’s website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC. The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases by the Company of its common stock during the period ended May 31, 2007.

Period	Total Number of Shares or Units Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
12/1/06 - 12/31/06	—		—	—	—
1/1/07 - 1/31/07	37,000	(1)	$16.00	—	—
2/1/07 - 2/28/07	550	(1)	$16.00	—	—
5/1/07 - 5/31/07	511	(2)	$16.00	—	—

Total	38,061		$16.00	—	—

(1)	On January 26, 2007 and on February 2, 2007 the Company repurchased 37,000 and 550 shares of common stock, respectively, for a total of $601,000, which was based on the stock price at the respective dates of repurchase, to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock.

(2)	On May 30, 2007 the Company repurchased 511 shares of common stock for a total of approximately $8,000, which was based on the stock price on January 26, 2007 to cover the employee’s minimum statutory tax withholding requirements related to the vesting of restricted stock grants which vested on January 26, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.2*	Ninth Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2007.

10.3*	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.4*	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2007.

10.5(4)	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date:	July 3, 2007	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chief Executive Officer

Date:	July 3, 2007	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Chief Financial Officer