Form 10-K
period 2007-08-31
PRICESMART INC
filed 2007-11-29
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Registrant’s telephone number, including area code: (858) 404-8800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value	The Nasdaq National Market

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 28, 2007 was $164,073,460, based on the last reported sale of $14.54 per share on February 28, 2007.

As of November 23, 2007, a total of 22,703,584 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2007 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2008 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED AUGUST 31, 2007

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2007 and 2006, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2007)	Number of Warehouse Clubs in Operation (as of August 31, 2006)	Ownership (as of August 31, 2007)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	2	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	2	2	95%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	51%	Consolidated

Totals	23	23

During fiscal year 2006, the Company purchased land in Honduras for the construction of a warehouse club. The Company completed construction and relocated its San Pedro Sula, Honduras warehouse club to this new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006 (fiscal year 2007). During fiscal year 2007, the Company purchased land in Guatemala and Trinidad, where it plans to complete construction and open new warehouse clubs in November and December 2007 (fiscal year 2008), respectively.

On November 18, 2005 (fiscal year 2006), the Company opened its fourth warehouse club in Costa Rica. Also during fiscal year 2006, the Company acquired the 32.5% of minority interests in PriceSmart Jamaica, increasing the Company’s ownership to 100%. In addition, the Company acquired an additional 5% interest in its PriceSmart Trinidad subsidiary, increasing its ownership to 95% from 90%.

On August 28, 2007, Grupo Gigante S.A. de C.V. agreed to purchase all 164,046 shares held by PriceSmart, Inc. in PSMT Mexico for $2.0 million, thereby allowing Grupo Gigante S.A. de C.V. to assume 100% control and ownership of PSMT Mexico. PSMT Mexico, S.A. de C.V. is a 50/50 joint venture of PriceSmart and Grupo Gigante S.A. de C.V. which operated three membership warehouse clubs in Mexico until February 28, 2005. The sale of the shares was finalized on October 31, 2007.

At the end of August 2007 and 2006, the total number of consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory. The average age of the 23 warehouse clubs included in continuing operations was 80 months and 68 months as of the end of fiscal year 2007 and fiscal year 2006, respectively.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. During the second quarter of fiscal year 2005, the Company terminated the license agreement with its China licensee, under which such licensee previously operated 11 warehouse clubs. No licensing revenue has been recorded with respect to the China licensee in the past three fiscal years.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name “PriceSmart.” In addition, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. The warehouse clubs sell basic consumer goods to individuals and businesses, sales are typically comprised of approximately 50% U.S.-sourced merchandise and approximately 50% locally sourced merchandise, with an emphasis on quality and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins. The typical no-frills warehouse club-type buildings range in size from 48,000 to 72,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, and photo centers. The shopping format includes an average annual membership fee of approximately $25.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company delivers U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies, resulting in price reductions and improved value to our members.

Membership Policy

PriceSmart believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue, which allows us to continue lowering prices for the members. PriceSmart has two types of members: Business and Diamond (individual).

Business owners and managers qualify for Business membership. PriceSmart promotes Business membership through its merchandise selection and its marketing programs primarily targeting small businesses like restaurants, hotels and convenience stores. Business members pay an annual membership fee of approximately $25 for a primary and spouse membership card and approximately $10 for additional add-on membership cards. Diamond (individual) members pay an annual membership fee of approximately $20 and approximately $10 for an add-on membership card.

The Company recognizes membership fee revenues over the term of the membership, which is 12 months. Deferred membership income is presented separately on the balance sheet and totaled $6.6 million and $5.8 million as of August 31, 2007 and 2006, respectively. PriceSmart's membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

In the past, the Company rapidly expanded into new countries and markets as part of its strategy to gain volume buying benefits and to move quickly into underserved areas. The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing portfolio provides the opportunity for improved sales and profitability. However, the Company continues to evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company currently plans to complete construction and open new warehouse clubs in Trinidad and Guatemala early in fiscal year 2008, which would bring to three the total number of warehouse clubs in both Guatemala and Trinidad.

Warehouse Club Closings and Asset Impairment

During fiscal year 2005, the Company recorded $11.4 million in asset impairment and closure costs related to the closed warehouse clubs in Guatemala and Dominican Republic, and an impairment charge for the U.S. Virgin Islands warehouse club operation.

As of August 31, 2005, the Company had signed a sub-lease agreement with a sub-tenant for the closed warehouse club in Guatemala, and began marketing the closed warehouse club location in East Santo Domingo, Dominican Republic for an amount that was consistent with the carrying value of the asset.

During fiscal year 2006, the Company recorded $1.8 million in asset impairment and closure costs, which were primarily due to the write-down of two real estate assets of the Company, one in Honduras and one in the Dominican Republic. The Company’s original San Pedro Sula, Honduras location was vacated and the operation was relocated to a new site which was acquired during the fiscal year 2006 in another section of the city. The charge in the Dominican Republic relates to the previously closed warehouse club in East Santo Domingo.

During fiscal year 2007, the Company recorded $1.6 million in asset impairment and closure costs. These were primarily due to the write down of the vacated San Pedro Sula, Honduras location and the loss on the sale of the East Santo Domingo, Dominican Republic location. In addition there were closure costs recorded in Guatemala for the closed Plaza warehouse, and closure costs in the Dominican Republic and Honduras incurred in operating and preparing the respective properties for sale. In September 2007, the Company finalized the sale of the vacated San Pedro Sula, Honduras location at the net impaired value of the asset.

Discontinued Operations

With the disposition of the Company's interest in PSMT Philippines, Inc., this entity, as well as the Company's Guam operation, which was closed on December 24, 2003, qualify for treatment as “discontinued operations” in the Company's consolidated financial statements. The prior periods have been reclassified for comparative purposes.

International Licensee Business

The Company had one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people at the end of fiscal year 2007, through which the Company receives royalties.

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

Employees

As of August 31, 2007, the Company and its consolidated subsidiaries had a total of 3,434 employees. Approximately 94% of the Company's employees were employed outside of the United States.

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

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2007, the Company had in operation 23 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama; four in Costa Rica; two each in the Dominican Republic, Guatemala, El Salvador, Honduras and Trinidad; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of the Company's business will depend to a significant degree on the Company's ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company's warehouse clubs typically import half or more of the merchandise that they sell, which originates from various countries and is transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company's warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company's operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of, the Company's warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

A few of the Company's stockholders have control over the Company's voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. On October 31, 2007, a group comprised of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, Jose Luis Laparte, the Company’s President, Sol Price, a significant stockholder of the Company and father of Robert E. Price, and Jack McGrory, Murray Galinson, and Keene Wolcott, members of our Board of Directors, and affiliates of these individuals, including Price Charities, and The Price Group, LLC filed an amended Schedule 13D reporting their collective ownership of approximately 51% of the Company’s outstanding shares of common stock and stating their intention to act as a group with respect to voting of the Company’s common stock. Because the group beneficially owns, in the aggregate, more than 50.0% of the Company's common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

The loss of key personnel could harm the Company's business. The Company depends to a large extent on the performance of its senior management team and other key employees, such as U.S. expatriates in certain locations where the Company operates, for strategic business direction. The loss of the services of any members of the Company's senior management or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2007, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For fiscal year 2007, approximately 78% of the Company's net warehouse club sales were in foreign currencies. Also, as of August 31, 2007, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal year 2002 and the end of fiscal year 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal year 2003 and the end of fiscal year 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of operations, for fiscal years 2007, 2006 and 2005 were approximately $5,000, $(1.5) million and $551,000, respectively.

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

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect the Company's future results of operations and financial position. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value.

For example, the Company was required to take an impairment charge pursuant to SFAS No. 144 on the old San Pedro Sula, Honduras warehouse site in fiscal year 2007 of approximately $897,000. This was due to the revised fair valuation of the land and building as a result of the disposal agreement. In addition the Company recorded $2.6 million impairment charge related to the write down of the Company's interest in its Mexico joint venture as a result of the disposal agreement.

In fiscal year 2006, the Company was required to take an impairment charge pursuant to SFAS 144 of $1.6 million for its Honduras warehouse club operation, which was due to the intended relocation in November 2006 from the original San Pedro Sula location to a new site acquired during 2006 in another section of the city, and for the closed warehouse club operations in the Dominican Republic. In fiscal year 2005 the Company was required to take an impairment charge pursuant to SFAS 144 of $10.4 million in fiscal year 2005 for its U.S. Virgin Island warehouse club operation and for closed warehouse club operations in Guatemala and Dominican Republic, as well as $1.1 million and $3.1 million related to the write down of the Company's interest in its Mexico joint venture in fiscal years 2005 and 2004, respectively. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” could adversely affect the Company's future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2007, the Company had goodwill of approximately $31.7 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2007 and August 31, 2006, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

The Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Like many smaller public companies, the Company faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to the effectiveness of internal control over financial reporting and the evaluation performed by management. The Securities and Exchange Commission has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404.

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

Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company's operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company's internal controls over financial reporting or the Company's independent auditors providing an adverse opinion regarding their attestation of the effectiveness of the Company’s internal controls over financial reporting. Any such result could cause investors to lose confidence in the Company's reported financial information, which could have a material adverse effect on the Company's stock price.

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc. (“PEI”) in 1997, the Company agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. For example, PEI sold an unimproved, 12.9-acre site located in Meadowlands, New Jersey in August 1995. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site. The Company also retains certain environmental indemnification obligations with respect to a parcel of land in Silver City, New Mexico, which PEI sold in March 1996 but agreed to retain responsibility for certain environmental matters. This site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited. The Company is continuing to monitor the soil and groundwater at this property under supervision of local authorities. If the Company were to incur costs for remediating contamination at the Meadowlands or Silver City sites (or any other site for which the Company maintains environmental responsibility) which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2007, PriceSmart operated twenty-three membership warehouse clubs and construction is underway for the opening of two additional warehouse clubs:

Number of warehouse clubs	Own land and building	Lease land and/or building	Warehouse expected openings	Total
CENTRAL AMERICA
Panama	3	1	—	4
Guatemala(1)	—	2	1	3
Costa Rica	4	—	—	4
El Salvador	2	—	—	2
Honduras(2)	1	1	—	2
Nicaragua	1	—	—	1
CARIBBEAN
Dominican Republic	2	—	—	2
Aruba	—	1	—	1
Barbados(5)	—	1	—	1
Trinidad(1)	1	1	1	3
U.S. Virgin Islands	—	1	—	1
Jamaica	1	—	—	1

Total	15(3)	8(4)	2	25

(1)	Land purchased in Guatemala and Trinidad in March 2007. The Company is expecting to open new warehouse clubs in November and December 2007 (fiscal year 2008), respectively.
(2)	San Pedro Sula 1 not included; warehouse club was closed October 27, 2006 and sold after year-end in September 2007.
(3)

Queretaro, Mexico not included; warehouse club was closed February 28, 2005. Agreement in principle for sale of PriceSmart shares and interest in assets of PSMT Mexico reached with Grupo Gigante, S.A. de C.V. in August 2007, which was finalized on October 31, 2007.

(4)	Barrigada, Guam not included; warehouse club was closed December 24, 2003. Land and building currently subleased to third-parties.
(5)	The Company acquired the land and building leased in Barbados on November 15, 2007 (fiscal year 2008).

At August 31, 2007, our warehouse clubs occupied approximately a total of 1,453,000 square feet of which 466,652 square feet were on leased property. The following is a summary of the warehouse clubs located on leased property:

Location(1)	Date Opened	Approximate Warehouse Club Square Footage	Current Lease Expiration Date	Remaining Options to Extend
Via Brazil, Panama	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	May 29, 2001	48,438	May 28, 2025	5 year option/ indefinite periods
Tegucigalpa, Honduras	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	March 23, 2001	54,229	March 23, 2021	10 years
Bridgetown, Barbados(2)	August 31, 2001	56,403	September 6, 2016	10 years
Port of Spain, Trinidad	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	May 4, 2001	54,046	February 28, 2020	10 years

(1)	Barrigada, Guam not included; warehouse club was closed December 24, 2003. Land and building currently subleased to third-parties, net costs are included in discontinued operations line item.
(2)	The Company acquired the land and building leased in Barbados on November 15, 2007 (fiscal year 2008).

Corporate Headquarters. The Company maintains its headquarters at 9740 Scranton Road, San Diego, California 92121-1745. The Company leases approximately 35,000 square feet of office space at a rate of $49,999 per month, with a 2% annual increase. The current term expires on March 31, 2011. The Company also leases two facilities in Miami, Florida. The first is an 85,000 square foot facility leased at a rate of $42,650 per month that expires on December 31, 2009. The second is a 24,700 square foot facility leased at a rate of $38,472 per month that expires on February 28, 2008. The Company is in the process of negotiating a new lease agreement. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available on commercially reasonable terms as needed.

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for approximately two years.

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

PSC, S.A., one of the Promerica Entities, beneficially owns approximately 3.0% of the Company’s outstanding common stock. In June 2000 the Company acquired from PSC the 40% interest in the Company’s PSMT Caribe, Inc. subsidiary previously held by PSC, for 679,500 shares of the Company’s common stock. The Company already owned the remaining 60% of PSMT Caribe. The Company and PSC are currently shareholders of PriceSmart’s Nicaragua subsidiary (PriceSmart owning 51% and PSC owning 49%), and the Promerica Entities and their affiliates, per various agreements with the Company, have provided credit card services to the Company’s members in several markets and operate bank branches in many PriceSmart warehouse clubs. In connection with the Company’s acquisition of the 40% minority interest in PSMT Caribe, the Company agreed to give PSC opportunities to have representation on the boards of directors of PSMT Caribe and the Company. PSC then selected Edgar A. Zurcher as its designee to serve on the Company’s Board of Directors, and Mr. Zurcher continues to serve on the Company’s Board of Directors. Mr. Zurcher is a director, President and 9.1% shareholder of PSC.

The various proceedings filed by the Promerica Entities asserted multiple causes of action for breach of contract with reference to the credit card services agreements and other agreements between the parties. The Promerica Entities also have asserted causes of actions alleging that the Company has misappropriated and inappropriately disclosed to a competing credit card company confidential or proprietary trade secrets owned by the Promerica Entities (particularly certain data related to credit card usage) and is unfairly competing with one or more of the Promerica Entities. The Promerica Entities additionally alleged that the Company breached its duty of good faith and fair dealing in 2000 by using purportedly overvalued shares of the Company’s common stock as consideration for the acquisition of PSC’s 40% interest in PSMT Caribe, Inc. The relief sought by the Promerica Entities included monetary damages as well as injunctive relief prohibiting PriceSmart from proceeding with certain commercial activities with the new credit card provider.

Also, by letters dated May 16, 2007 and November 9, 2007, counsel for PSC demanded that the PriceSmart Board of Directors appoint an independent committee to investigate various alleged breaches of fiduciary duty by officers and/or directors of the Company.

The following activities have occurred in relation to the various proceedings: (i) the Company’s Board has appointed the independent committee to investigate the alleged breaches of fiduciary duty and that Committee has held several meetings; (ii) the Company has removed the state court litigation filed by the Promerica Entities to federal court; (iii) the federal court held a hearing on the Promerica Entities’ Emergency Motion for Temporary Injunction on June 12-14 and August 1, 2007, and (iv) the federal court denied the Promerica Entities Emergency Motion for Temporary Injunction by Order dated September 18, 2007, stating that the Promerica Entities had failed to show a substantial likelihood of success on the merits on all but one of its claims for injunctive relief, and as for the remaining claim a damages award may be appropriate but injunctive relief is not. The Promerica Entities have filed a Notice of Appeal of the Order.

The parties have agreed to resolve in a single arbitration with the International Center for Dispute Resolution (a division of the AAA) all matters previously submitted to arbitration by either PriceSmart or the Promerica Entities. On October 23, 2007 the parties participated in a preliminary hearing with the arbitrator. At that time the arbitrator ordered that the parties submit final amended Statements of Claims by November 12, 2007 several other procedural and discovery matters were addressed, and the matter was set for evidentiary hearing on March 24, 2008.

On November 12, 2007 the Company and the Promerica Entities filed their amended claims. The Company’s amended claim supplemented its April 30 Statement of Claim by requesting additional declaratory and injunctive relief related to actual and threatened activities by PSC, pertaining to PSC’s assertion that it is entitled to have two directors appointed to the Board of Directors of the Company and to several of its subsidiaries. PriceSmart’s amended claim additionally seeks an accounting on certain obligations of the Promerica Entities, alleges that the Promerica Entities have breached two agreements, and that the Company is entitled to monetary damages in excess of $650,000 as well as attorneys fees and costs. The Promerica Entities supplemented their May 16, 2007 Demand with additional factual allegations and contentions relating to their previously alleged claims, and the assertion of two new claims. The new claims allege that the Company “violated section 10(b) of the Exchange Act and Rule 10b-5 promulgated there under” and “fraud in the inducement.” Both claims allege that PSC was misled in June 2000 when it conveyed to the Company its 679,000 shares of the Company’s common stock in return for its 49% interest in PSMT Caribe, Inc., evidently because the Company restated its consolidated financial statements in December 2003 for fiscal year 2002 and the first three quarters of fiscal year 2003. The amended claim continues to seek injunctive relief as to various activities of the Company as related to the issues in dispute and unspecified compensatory damages, as well as treble damages and attorney’s fees and costs.

Although the Company has been exploring opportunities to achieve a global resolution as an alternative to proceeding with the litigation, the Company intends to continue to diligently proceed with its amended claim filed on November 12, 2007 and to vigorously defend all of the claims asserted by the Promerica Entities in the event the parties are unable to reach a satisfactory resolution. (See Note 10—Commitments and Contingencies).

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2007, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Management’s report on internal control over financial reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of August 31, 2007, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of August 31, 2007, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting, during the fourth quarter of the fiscal year ended August 31, 2007 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of PriceSmart, Inc. and our report dated November 23, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

November 23, 2007

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at http://www.pricesmart.com/IR/Investors.htm. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provision of its code of ethics within four business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Information Regarding the Board,” “Executive Compensation and Other Information” and “Performance Graph.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The documents listed in the following table, which are included in our Annual Report to Shareholders, are incorporated herein by reference to the portions of this Annual Report on Form 10-K filed as Exhibit 13.1 hereto.

(1) and (2) Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1(40)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(37)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(2)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(3)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(4)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(5)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

Exhibit Number	Description
10.3(e)(6)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(6)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(7)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(7)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(8)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(9)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(30)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(47)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(38)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(41)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(43)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)(48)	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.3(q)(45)	Seventeenth Amendment to Employment Agreement dated as of January 1, 2007 between the Company and Robert M. Gans.

10.3(r)*	Eighteenth Amendment to Employment Agreement dated as of October 1, 2007 between the Company and Robert M. Gans.

10.4(11)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(12)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.8(a)(16)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

Exhibit Number	Description
10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(30)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(39)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(43)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(45)	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(46)	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(6)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(38)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(42)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(43)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.29(g)(45)	Sixth Amendment to Employment Agreement dated as of January 1, 2007 by and between the Company and William Naylon.

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

Exhibit Number	Description
10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(30)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(39)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(43)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.30(h)(45)	Sixth Amendment to Employment Agreement dated January 1, 2007 between the Company and John Hildebrandt.

10.30(i)(46)	Seventh Amendment to Employment Agreement dated March 1, 2007 between the Company and John Hildebrandt.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(8)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(30)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(39)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(43)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.43(i)(45)	Eighth Amendment to Employment Agreement dated January 1, 2007 between the Company and Edward Oats.

10.43(j)(46)	Ninth Amendment to Employment Agreement dated March 1, 2007 between the Company and Edward Oats.

10.44(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

Exhibit Number	Description
10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(30)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(39)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(43)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.44(j)(45)	Ninth Amendment to Employment Agreement dated January 1, 2007 between the Company and Brud Drachman.

10.44(k)(46)	Tenth Amendment to Employment Agreement dated March 1, 2007 between the Company and Brud Drachman.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(36)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(36)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(41)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(43)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(48)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(45)	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)*	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)*	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.55(35)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

Exhibit Number	Description
10.56(35)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.68(39)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.70(41)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.71(a)(41)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(b)(41)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(c)(45)	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

10.72(a)(41)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.72(b)(44)	Restricted Stock Award Agreement, dated December 7, 2006, between the Company and Jose Luis Laparte.

10.73(42)	Stock Purchase Agreement dated as of December 23, 2005 by and between PriceSmart, Inc. and Carlos Nandwani, an individual, and Technotics International Ltd., a Bahamian company.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2007.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.*

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.
(36)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(37)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2006 filed with the Commission on April 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

(b) Financial Statement Schedules

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2005	$1,011	$1,473	$(224)		$2,260
Year ended August 31, 2006	2,260	(4)	(2,065	)(1)	191
Year ended August 31, 2007	191	(52)	(136)		3

(1)	Deduction principally consists of China royalty write-off of $2.0 million in fourth quarter of fiscal year 2006, which had been previously reserved in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2007	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. PRICE	Chairman of the Board and Chief Executive Officer	November 29, 2007
Robert E. Price

/s/ MURRAY L. GALINSON	Director	November 29, 2007
Murray L. Galinson

/s/ KATHERINE L. HENSLEY	Director	November 29, 2007
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 29, 2007
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 29, 2007
Lawrence B. Krause

/s/ JACK MCGRORY	Director	November 29, 2007
Jack McGrory

/s/ KEENE WOLCOTT	Director	November 29, 2007
Keene Wolcott

/s/ EDGAR A. ZURCHER	Director	November 29, 2007
Edgar A. Zurcher