Form 10-K/A
period 2007-08-31
PRICESMART INC
filed 2007-12-26
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

As of November 23, 2007, a total of 29,358,211 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2007 are incorporated by reference into Part II of this Form 10-K.

Explanatory Note

This Amendment No. 1 to the Annual Report of PriceSmart, Inc. (“PriceSmart” or the “Company”) on Form 10-K for the fiscal year ended August 31, 2007 (the “2007 Form 10-K”) is filed to amend the following items in their entirety:

•	Item 10 (Directors, Executive Officers and Corporate Governance),

•	Item 11 (Executive Compensation),

•	Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters),

•	Item 13 (Certain Relationships and Related Transactions, and Director Independence),

•	Item 14 (Principal Accountant Fees and Services) and

•	Item 15 (Exhibits and Financial Statement Schedules).

Other than the items listed above, there are no other changes to the 2007 Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in PriceSmart’s reports filed with the Securities and Exchange Commission (the Commission) for periods subsequent to the date of the original filing of the 2007 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below indicates the name, position with the Company and age of each of the Company’s directors as of October 31, 2007.

Name	Position	Age
Robert E. Price	Chairman of the Board; Chief Executive Officer	65
Murray L. Galinson	Director	70
Katherine L. Hensley	Director	70
Leon C. Janks	Director	58
Lawrence B. Krause	Director	77
Jack McGrory	Director; Executive Vice President – Real Estate and Development	58
Keene Wolcott	Director	76
Edgar A. Zurcher	Director	56

Information Regarding Directors

Robert E. Price has been Chairman of the Board of the Company since July 1994 and Chief Executive Officer of the Company since April 2006. He served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has also been a Manager of The Price Group since August 2000.

Murray L. Galinson has been a director of the Company since November 2000. Mr. Galinson served as a director of PEI from August 1994 until November 1999 and from January 2001 until September 2001, and served as a director of Price Legacy from September 2001 to December 2004. Additionally, Mr. Galinson has been Chairman of the Board of San Diego National Bank since May 1996 and has served as a director of San Diego National Bank since its inception in 1981. Mr. Galinson also served as President and Chief Executive Officer of San Diego National Bank from September 1984 to September 1997 and was Chairman of the Board and Chief Executive Officer of SDNB Financial Corporation from 1985 to 1997. Mr. Galinson is the immediate past chair of the Board of the California State University System. Mr. Galinson has also been a Manager of The Price Group since August 2000.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to February 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940.

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses, and is a certified public accountant.

Lawrence B. Krause has been a director of the Company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on the board of FFTW Funds, Inc., an open-ended management investment company registered under the Investment Company Act of 1940, as amended, and on advisory boards for a number of institutions including the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation.

Jack McGrory has been a director of the Company since November 2000 and was appointed Executive Vice President – Real Estate and Development in December 2006. Mr. McGrory served as Chairman of the Board of Price Legacy from September 2001 until December 2004, served as President and Chief Executive Officer of Price Legacy from October 2003 until December 2004, and was President and Chief Executive Officer of PEI from September 1997 until November 1999. Mr. McGrory also serves as a director of the San Diego Padres, L.P. and was its Executive Vice President and Chief Operating Officer from September 1999 until August 2000. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego. Mr. McGrory has also been a Manager of The Price Group since August 2000.

Keene Wolcott has been a director of the Company since October 2006. Mr. Wolcott has been President of Wolcott Investments, Inc., a private investment company, since 1975. Mr. Wolcott also served as a director of Price Legacy from September 2001 until December 2004 and served as a director of The Price REIT, Inc. from January 1995 until 1998. From 1969 to 1973, Mr. Wolcott served as Chief Executive Officer of the Colorado Corporation, which managed investor funds in oil and gas exploration. Prior to 1969, he served as Senior Vice President of Hayden, Stone and Company, a securities brokerage firm.

Edgar A. Zurcher has been a director of the Company since November 2000. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980. Additionally, Mr. Zurcher is President of PSC, S.A. which owns 49% of PSMT Nicaragua (BVI), Inc. , for which he has served as a director since its inception in September 1998. He owns 13% of Capital and Advice, Inc., which is the sole shareholder of PSC, S.A. PSC, S.A. beneficially owns approximately 3.0% of the outstanding Common Stock of the Company. Mr. Zurcher has also been a 9.1% owner of Banco Promerica, and a director of Banco Promerica (Dominican Republic) and Chairman of the Board of Banco Promerica (Costa Rica), since 2000. He also owns 9.1% of Promerica Property Fund, Inc. and Portafolio Inmobiliario, S.A. (aka “PINSMA”).

Information Regarding the Board

Committees of the Board

Audit Committee. The Audit Committee, which consists of Messrs. Janks and Krause and Ms. Hensley, held eight meetings during fiscal 2007. The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of its consolidated financial statements. The Committee reviews the annual audits conducted by the Company’s independent public accountants, reviews and evaluates internal accounting controls, is responsible for the selection of the Company’s independent public accountants, and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between the Company and its independent public accountants. All committee members satisfy the definition of “independent director” as established in the Nasdaq Stock Market’s listing standards and the rules promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Board of Directors has determined that Mr. Janks qualifies as an “audit committee financial expert” within the meaning of the applicable SEC rules and regulations.

Compensation Committee. The Compensation Committee, which consists of Ms. Hensley and Messrs. Janks and Krause, held eight meetings during fiscal 2007. Each of the members of the Compensation Committee is an “independent director” within the meaning of the Nasdaq Stock Market’s listing standards. The Compensation

Committee reviews and approves the compensation program for the Company’s executive officers. The Committee is authorized to evaluate and determine the compensation of the Corporation’s Chief Executive Officer, and reviews and approves all such compensation for all other executive officers. The Committee also administers, interprets and makes grants under the Company’s stock option plans.

Nominating Committee. The Nominating Committee, which consists of Ms. Hensley and Mr. Price, held one meeting during fiscal 2007. The Nominating Committee may evaluate and recommend candidates to fill vacancies on the Board of Directors or any committee thereof, which vacancies may be created by the departure of any directors, or the expansion of the number of members of the Board. The Nominating Committee may also consider the slate of nominees to be presented for reelection at annual meetings of stockholders. As noted above, the Company is not required to nominate directors through a nominating committee comprised solely of independent directors or by action of a majority of the independent directors on the board because it is a “controlled company.” Ms. Hensley satisfies the definition of “independent director” within the meaning of the Nasdaq Stock Market’s listing standards, but Mr. Price does not.

Executive Committee. The Executive Committee, which consists of Messrs. Price and Janks, did not hold any meetings during fiscal 2007. The Executive Committee has all powers and rights necessary to exercise the full authority of the Board of Directors in the management of the business and affairs of the Company, except as provided in the Delaware General Corporation Law or the Bylaws of the Company.

Finance Committee. The Finance Committee, which consists of Messrs. Janks, Krause, Wolcott and Price and Ms. Hensley, held four meetings during fiscal 2007. The Finance Committee reviews and makes recommendations with respect to (1) annual budgets, (2) investments, (3) financing arrangements and (4) the creation, incurrence, assumption or guaranty by the Company of any indebtedness, obligation or liability, except, in each case, for any such transactions entered into in the ordinary course of business of the Company.

Real Estate Committee (Disbanded). The Real Estate Committee held no meetings in fiscal 2007, having been disbanded concurrent with Mr. McGrory being appointed Executive Vice President – Real Estate and Development in December 2006.

Governance Committee. The Governance Committee, which consists of Mr. Krause and Ms. Hensley, was established in November 2003 and held two meetings during fiscal 2007. The Governance Committee assists the Board of Directors in establishing corporate governance guidelines and other policies and procedures pertaining to corporate governance matters, and assists the Board of Directors in evaluating potential nominees for director of the Company.

Policy Governing Stockholder Communications with the Board of Directors

The Board of Directors welcomes communications from stockholders of the Company. Any stockholder who wishes to communicate with the Board or one or more members of the Board should do so in writing in care of the General Counsel of the Company, at the principal office of the Company, 9740 Scranton Road, San Diego, California 92121. The General Counsel is directed to forward each communication to the director or directors of the Company for whom it is intended.

Executive Officers

The executive officers of the Company and their ages as of October 31, 2007 are as follows:

Name	Position	Age
Robert E. Price	Chief Executive Officer	65
Jose Luis Laparte	President	41
John M. Heffner	Executive Vice President and Chief Financial Officer	53
Robert M. Gans	Executive Vice President, Secretary and General Counsel	58
William J. Naylon	Executive Vice President and Chief Operating Officer	45
Thomas D. Martin	Executive Vice President – Merchandising	51
Edward Oats	Executive Vice President – Information Technology and Logistics	46
Brud E. Drachman	Executive Vice President – Construction Management	52
John D. Hildebrandt	Executive Vice President – Central America Operations	49
Jack McGrory	Executive Vice President – Real Estate and Development	58

Robert E. Price has been Chairman of the Board of the Company since July 1994 and Chief Executive Officer of the Company since April 2006. He served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of PEI from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Costco from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of TPC. Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990.

Jose Luis Laparte has been President of the Company since October 2004 and served as a consultant for the Company from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

John M. Heffner has been Executive Vice President and Chief Financial Officer of the Company since January 2004 after having served as a consultant to the Company on financial matters from September 2003 through December 2003. From February 2000 until August 2003, Mr. Heffner was Vice President of Finance and CFO of Kyocera Wireless Corp. Mr. Heffner’s previous professional experience was with Digital Equipment Corporation where he held a variety of financial management roles over a 20 year period, and more recently with QUALCOMM Incorporated, where he was a Vice President of Finance from July 1998 until February 2000. Mr. Heffner is a graduate of St. Lawrence University and received an MBA from Syracuse University.

Robert M. Gans has been Executive Vice President, General Counsel and Secretary of the Company since August 1997 and was Executive Vice President and General Counsel of PEI from October 1994 until July 1997. Mr. Gans graduated from the UCLA School of Law in 1975 and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

William J. Naylon has been Executive Vice President and Chief Operating Officer of the Company since January 2002. Mr. Naylon served as Executive Vice President – Merchandising of the Company from July 2001 until January 2002 and as Senior Vice President of the Company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for the Company’s licensee warehouse club operation in Indonesia. Prior to joining the Company, Mr. Naylon was a General Manager for Costco and had served in various management roles for TPC.

Thomas D. Martin has been Executive Vice President – Merchandising of the Company since October 1998 and served as Senior Vice President of the Company from August 1997 to September 1998. Mr. Martin previously served as Vice President of PEI from August 1994 until July 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining PEI as Vice President in August 1994, Mr. Martin served as Vice President of Costco from October 1993 to December 1994 and had served in various management roles for TPC.

Edward Oats has been Executive Vice President – Information Technology and Logistics of the Company since November 2002 and served as Senior Vice President – Logistics/Information Technology of the Company from May 2000 to October 2002. Mr. Oats previously served as Vice President of Information Technology of the Company from August 1997 to April 2000, and as International IT Manager of PEI from 1993 to 1997. From 1982 to 1993, Mr. Oats served in several positions in TPC operations and management.

Brud E. Drachman has been Executive Vice President – Construction Management of the Company since November 2005, served as Executive Vice President – Real Estate and Construction of the Company from February 2005 through October 2005 and had served as Executive Vice President – Construction and Private Label Merchandising from November 2004 until January 2005. Mr. Drachman had served as Executive Vice President – Real Estate and Construction of the Company from November 2002 until October 2004 and served as Senior Vice President – Real Estate and Construction of the Company from August 1998 to October 2002. Mr. Drachman previously served as Vice President – Real Estate and Construction at PEI from August 1994 to August 1997. Prior to joining PEI in 1994, Mr. Drachman served as Project Manager at TPC since 1987.

John D. Hildebrandt has been Executive Vice President – Central America Operations since August 2003. Mr. Hildebrandt served as Executive Vice President – Caribbean and Asia Operations from July 2001 until July 2003 and served as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company’s Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI’s Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Costco from 1994 through 1996, and had served in various management roles for TPC since 1979.

Jack McGrory has been a director of the Company since November 2000 and was appointed Executive Vice President – Real Estate and Development in December 2006. Mr. McGrory served as Chairman of the Board of Price Legacy from September 2001 until December 2004, served as President and Chief Executive Officer of Price Legacy from October 2003 until December 2004, and was President and Chief Executive Officer of PEI from September 1997 until November 1999. Mr. McGrory also serves as a director of the San Diego Padres, L.P. and was its Executive Vice President and Chief Operating Officer from September 1999 until August 2000. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego. Mr. McGrory has also been a Manager of The Price Group since August 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of the Company’s Common Stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of the Common Stock. Based solely on our review of such forms received by the Company and the written representations of the reporting persons, the Company has determined that no reporting persons known to the Company were delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act.

Code of Ethics

PriceSmart has established a Guide to Code of Business Conduct and Ethics that applies to its officers, directors and employees. The Code of Business Conduct and Ethics contains general guidelines for conducting PriceSmart’s business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the Commission. PriceSmart maintains a copy of the Code of Business Conduct and Ethics on its website at www.pricesmart.com under the heading “Investor Relations.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of our Board, comprised entirely of independent directors, administers our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefit plans and policies, administer our stock plans and review and approve annually all compensation decisions relating to all executive officers.

The compensation programs are intended to provide a link between the creation of stockholder value and the compensation earned by our executive officers and has been designed to:

•	Attract, motivate and retain superior talent;

•	Encourage high performance and promote accountability;

•	Align compensation with our performance and stockholder returns;

•	Provide performance awards for the achievement of financial and operational targets and strategic objectives that are critical to our long-term growth; and

•	Ensure that the executive officers have financial incentives to achieve substantial growth in stockholder value.

To achieve these objectives, the Compensation Committee has implemented and intends to maintain compensation plans that tie a portion of the executives’ overall compensation to key financial and operational goals. The Compensation Committee establishes individual executive compensation at levels the Committee believes are comparable with those of executives in other companies of similar size and stage of development operating in retail industries, taking into account our relative performance and our own strategic goals.

The compensation of our executive officers is composed of base salaries, an annual corporate incentive bonus plan and long-term equity incentives in the form of restricted stock and stock options. In determining specific components of compensation, the Compensation Committee considers each officer’s performance, level of responsibility, skills and experience, and other compensation awards or arrangements. The Compensation Committee reviews and approves all elements of compensation for all of our executive officers taking into consideration recommendations from management. The Compensation Committee reviews and approves all annual bonus awards for executives and restricted stock awards and stock option grants for all employees.

Our President, in consultation with our Chief Executive Officer, sets salaries and bonus opportunities for employees below the level of Executive Vice President and makes recommendations with respect to restricted stock awards and stock option grants to people at these levels. He likewise makes recommendations with respect to salary, bonus eligibility and restricted stock and stock option awards for our Executive Vice Presidents. Our President and Chief Financial Officer also gather information and provide compensation recommendations in response to requests from the Compensation Committee. After gathering this input and receiving these recommendations, the Compensation Committee determines the compensation of our executive officers in executive session.

Management and the Compensation Committee historically have not used market surveys and competitive data gathered internally in making decisions affecting compensation. Instead, in the case of executive officers, the Compensation Committee takes into account the individual’s prior position, salary, bonus opportunity and equity participation level at his or her previous employer and the compensation of PriceSmart executives with comparable experience and seniority.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary. Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account both external competitiveness and internal equity considerations. The goal for the base salary component is to compensate employees at a level that approximates the salaries of individuals in comparable positions and markets. Base salaries are reviewed annually, and adjusted from time to time to address inflation and to take into account individual responsibilities, performance and experience.

Annual Management Bonus Program. The Company emphasizes pay-for-performance through an annual management bonus program. All PriceSmart employees with at least six months of service who meet a minimum level of acceptable performance are eligible to participate in the program. Under the program, the Compensation Committee sets targets for each participant, which are awarded if the Company achieves budgeted operating income. Mr. Laparte’s target bonus amount for 2007 was $100,000, and his target bonus for 2008 is $100,000. The target bonuses for executive vice presidents were 15% of base salary for 2007 and remain at the same level for 2008. In 2007, executive vice presidents and a percentage of each executive officer’s total compensation contingent upon the Company’s achieving budgeted operating income levels established at the beginning of the fiscal year. Minimum performance of 90% of budgeted operating income was required for any payouts under the 2007 program, with performance between 90% and 100% of budgeted operating income resulting in bonuses at 25% of target for operating income at 90-94% of budget, 50% at 95-96% of budgeted operating income and 75% at 97 to 99% of budgeted operating income. For achievement of greater than 100% of budgeted operating income, additional bonus amounts are earned on a linear basis of up to a maximum of 133% of an executives target bonus for 120% of budgeted operating income achievement.

Under the 2008 program, for every 1% by which operating income exceeds budget, participants will earn additional bonuses of 2.5% of their target bonus amounts up to a maximum of 150% of target bonus amounts upon achievement of 120% of budgeted operating income. At the end of the year, upon an evaluation of these factors, the Compensation Committee uses discretion in determining whether to grant a bonus to each executive officer. The 2008 program also requires achievement of 90% of budgeted operating income to trigger payment and provides for the same sliding scale between 90% and 100% that the 2007 program used.

The Compensation Committee reserves the right to apply its judgment to the year-end bonus pool funding based on factors that may affect reported operating income, both positively and negatively, and specifically approves the payments made to the Company’s executive officers. For example, in fiscal year 2007, the Company took a $5.5 million provision for settlement of pending litigation. The Compensation Committee determined that for management bonus payout, this provision would not be included in the calculation of operating income.

Long-Term Incentive Compensation. We believe that long-term incentives are an integral part of the overall executive compensation program and that the Company’s long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. While we previously used stock options as the primary long-term equity incentive vehicle, in January 2006 we began using restricted stock awards instead. We have not adopted stock ownership guidelines.

Restricted Stock.

In fiscal 2007, our named executive officers were awarded restricted stock in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” The restricted stock awards typically vest on an annual basis based upon continued employment over a five-year period.

We expect to continue to use restricted stock as our primary long-term incentive vehicle because:

•	restricted stock and the related vesting period help attract and retain executives;

•

the value received by the recipient of a restricted stock award can be enhanced by the growth of the stock price; therefore, restricted stock enhances the executives’ incentive to increase our stock price and maximize stockholder value; and

•

restricted stock helps to provide a balance to the overall executive compensation program as base salary and our annual bonus plan focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.

In determining the number of shares of restricted stock to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of restricted stock in relation to other elements of the individual executive’s total compensation. All awards of restricted stock are made by the Compensation Committee, except that our full Board will take action with respect to any equity awards made to our non-employee directors. The Company does not have equity ownership requirements or guidelines.

Executive officers recognize taxable income from restricted stock awards when and as shares vest. On each vesting date, we repurchase a portion of the shares vesting on such vesting date from the participant to cover the tax obligations triggered by the vesting. We repurchase the shares at their fair market value on the date of vesting. We pay the purchase price for the shares we repurchase directly to the taxing authorities. We generally receive a corresponding tax deduction for compensation expense in the year of vesting. The amount included in the participant’s wages upon such vesting, and the amount we may deduct, is equal to the common stock price when the shares vest multiplied by the number of shares vesting.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. We also offer to our President a housing allowance and travel benefits in accordance with his employment agreement described below. The Compensation Committee believes that these perquisites are no greater than our competitors’ practices.

Summary of Compensation

The following table shows information regarding the compensation earned by any person who served as our Chief Executive Officer or Chief Financial Officer during fiscal year 2007, and our three other most highly compensated executive officers who were serving as executive officers at August 31, 2007. We refer to these persons as our “named executive officers” elsewhere in this report. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert Price	2007	$277,244	$0	$0	$0	$0	$0		$277,244
– Chief Executive Officer

John M. Heffner	2007	$235,677	$0	$0	$0	$48,000	$11,920	(2)	$295,627
– Executive Vice President and Chief Financial Officer

Jose Luis Laparte	2007	$378,266	$0	$2,195,660	$0	$133,333	$110,518	(1)	$2,817,777
– President

Robert M. Gans	2007	$262,700	$0	$0	$0	$53,060	$27,375	(3)	$343,135
– Executive Vice President, Secretary and General Counsel

William J. Naylon	2007	$244,333	$0	$0	$0	$49,400	$14,050	(4)	$307,783
– Executive Vice President and Chief Operating Officer

(1)	April 2007 dividend payment of $24,000, health benefit $263, 401(k) match $17,176, housing allowance $50,004 and tax grossed up trips home $19,075.
(2)	April 2007 dividend payment $2,048, health benefit $263 and 401(k) match $9,609.
(3)	April 2007 dividend payment $2,048, health benefit $301, 401(k) match $9,676 and special bonus $15,350.
(4)	April 2007 dividend payment $2,048, health benefit $301 and 401(k) match $11,701.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended August 31, 2007 to the named executive officers.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimates Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert Price – Chief Executive Officer	0	$0	$0	$0	0	0	0	0	0

John M. Heffner – Executive Vice President and Chief Financial Officer	0	$0	$0	$0	0	0	0	0	0

Jose Luis Laparte – President	12/7/ 2006	$0	$0	$0	0	0	0	124,400	0		$2,195,660

Robert M. Gans – Executive Vice President, Secretary and General Counsel	0	$0	$0	$0	0	0	0	0	0

William J. Naylon – Executive Vice President and Chief Operating Officer	0	$0	$0	$0	0	0	0	0	0

Employment Contracts

The Company has employment agreements with each of its executive officers other than Mr. Price, Mr. Heffner and Mr. McGrory. Each agreement specifies a term and a base salary amount. Each agreement states that the executive is eligible to participate in the Company’s bonus plan and to receive all other benefits offered to officers under the Company’s standard company benefits practices and plans. Under the agreements, the executive may terminate the agreement at any time on 90 days’ prior written notice. The Company may terminate the agreement for cause upon immediate notice thereof, or upon the death or disability of the executive. The executive may not engage in any activities, with or without compensation, that would interfere with the performance of his duties or that would be adverse to the Company’s interests, without the Company’s prior written consent. In the event that the Company terminates the agreement for any reason other than cause, death or disability, the executive will be entitled to the continuation of his base salary for one year, payable in conformity with the Company’s normal payroll period. If the agreement expires and is not renewed by the Company upon expiration of the employment term with at least the same base annual salary or does not thereafter continue upon other mutually agreeable terms, the executive will be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. Except as noted below, the foregoing severance benefits are the exclusive benefits that would be payable to the executive under his agreement by reason of his termination, and the Company is not obligated to segregate any assets or procure any investment in order to fund such severance benefits. The agreements also contain confidentiality provisions and other terms and conditions customary to executive employment agreements.

The following table shows the name and titles of the executive officers with employment agreements, as well as the minimum base salary specified in each executive’s agreement and the current expiration date.

Executive	Title	Base Salary	Expiration Date
Jose Luis Laparte	President	$382,000	October 8, 2008
William J. Naylon	Executive Vice President and Chief Operating Officer	$247,000	January 31, 2008
Brud E. Drachman	Executive Vice President – Construction Management	$188,000	March 31, 2008
Robert M. Gans	Executive Vice President, Secretary and General Counsel	$265,300	October 16, 2008
John D. Hildebrandt	Executive Vice President – Central America Operations	$212,000	March 31, 2008
Thomas D. Martin	Executive Vice President – Merchandising	$228,200	March 31, 2008
Edward Oats	Executive Vice President – Information Technology and Logistics	$188,000	March 31, 2008

Pursuant to his agreement, Mr. Laparte also is entitled to receive a housing allowance of $50,000, up to 11 round-trip tickets to and from Mexico City to San Diego for Mr. Laparte and members of his family and reasonable moving expenses to Mexico at the end of the employment term. Mr. Gans’ agreement provides that in the event that the Company terminates the agreement for any reason other than cause, Mr. Gans will be entitled to the continuation of his base salary for one year, payable in conformity with the Company’s normal payroll period, and will be entitled to participate in the 401(k) Plan, and the Company’s medical plans for the remainder of the term of the agreement.

Mr. Price, Mr. Heffner and Mr. McGrory are covered by our standard severance policy. Under the policy, if they are terminated for other than cause, death or disability, they will be entitled to the continuation of their base salary for a period equal to two weeks per completed year of service up to a maximum of 26 weeks, payable in conformity with the Company’s normal payroll period.

Equity Incentive Plans

The Company has four equity incentive plans.

1997 PriceSmart Stock Option Plan

The Stock Option Plan of PriceSmart, Inc. (the “1997 Plan”) provides for option grants covering up to 700,000 shares of Common Stock. As of October 31, 2007, 507,135 shares had been issued upon exercise of options granted under the 1997 Plan, options to purchase an aggregate of 71,000 shares of Common Stock at prices ranging from $6.19 to $20.00 per share (other than the annual grants to directors of the Company, which range to $39.00 per share) remained outstanding, and 121,865 shares remained available for future grant.

1998 Equity Participation Plan

The 1998 Equity Participation Plan of PriceSmart, Inc. (the “1998 Plan”) provides that the Compensation Committee of the Board of Directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 1998 Plan, the Compensation Committee may grant to any consultant or employee the right to purchase shares of Common Stock (“stock purchase rights”), under the 1998 Plan from time to time, in such amounts and subject to such terms and conditions as the committee may determine, and, at the discretion of the Committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The 1998 Plan further provides that each independent director as of the date of the adoption by the Board of the 1998 Plan automatically shall be granted, on the date of such adoption, a stock purchase right to purchase a number of shares of Common Stock equal to the difference between (1) 2,716 shares of Common Stock and (2) the number of shares of Common Stock purchased by such independent director since September 1, 1997 (other than purchases pursuant to the exercise of an option granted pursuant to any stock option plan of the Company). A person who is initially elected to the Board of Directors after the adoption by the Board of Directors of the 1998 Plan and who is an independent director at the time of such initial election automatically shall be granted a stock purchase right to purchase 2,716 shares of Common Stock on the date of such initial election. The purchase price for shares of Common Stock purchased pursuant to any stock purchase right granted under the 1998 Plan shall be no less than the fair market value of such Common Stock as of the date of purchase.

The 1998 Plan provides for awards covering up to 700,000 shares of Common Stock. As of October 31, 2007, 216,190 shares had been issued upon exercise of options previously granted under the 1998 Plan, options to purchase an aggregate of 25,750 shares of Common Stock at prices ranging from $6.19 to $20.00 per share remained outstanding, 80,421 shares of Common Stock had been issued under the stock purchase provisions of the 1998 Plan, awards of 258,220 shares of restricted Common Stock had been granted, net of forfeitures, under the 1998 Plan, and 119,419 shares remained available for future grant.

The 2001 Plan provides that in the event of a “Change in Control” or a “Corporate Transaction,” each as defined in the 2001 Plan, each outstanding award shall, immediately prior to the effective date of the Change in Control or Corporate Transaction, automatically become fully vested, exercisable or payable, as applicable, for all of the shares of Common Stock at the time subject to such award and, as applicable, may be exercised for any or all of those shares as fully-vested shares of Common Stock.

2001 Equity Participation Plan

The 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) provides that the Compensation Committee of the Board of Directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 2001 Plan, the Compensation Committee may grant to any employee, independent director or consultant stock purchase rights under the 2001 Plan from time to time, in such amounts and subject to such terms and conditions as the Committee may determine, and, at the discretion of the Committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The purchase price for shares of Common Stock purchased pursuant to any stock purchase right granted under the 2001 Plan shall be no less than the fair market value of such Common Stock as of the date of purchase.

The 2001 Plan provides for awards covering up to 350,000 shares of Common Stock. As of October 31, 2007, 157,795 shares had been issued upon exercise of options previously granted under the 2001 Plan, options to purchase an aggregate of 114,080 shares of Common Stock at prices ranging from $6.13 to $20.00 per share (other than the annual grants to directors of the Company, which range to $35.00 per share) remained outstanding, awards of 68,000 shares of restricted Common Stock had been granted, net of forfeitures, no shares of Common Stock had been issued under the stock purchase provisions of the 2001 Plan, and 10,125 shares remained available for future grant.

2002 Equity Participation Plan

The 2002 Equity Participation Plan of PriceSmart, Inc. (the “2002 Plan”) provides that the Compensation Committee of the Board of Directors or a subcommittee thereof may grant or issue incentive stock options, non-qualified stock options, stock purchase rights, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. Under the stock purchase feature of the 2002 Plan, the Compensation Committee may grant to any employee, independent director or consultant stock purchase rights under the 2002 Plan from time to time, in such amounts and subject to such terms and conditions as the Committee may determine, and, at the discretion of the Committee, such determinations may include determining categories of employees and the number of shares to be made available to employees in each such category. The purchase price for shares of Common Stock purchased pursuant to any stock purchase right granted under the 2002 Participation Plan shall be no less than the fair market value of such Common Stock as of the date of purchase.

The 2002 Plan provides for awards covering up to 750,000 shares of Common Stock. As of October 31, 2007, 73,682 shares had been issued upon exercise of options previously granted under the 2002 Plan, options to purchase an aggregate of 153,985 shares of Common Stock at prices ranging from $6.19 to $20.00 per share remained outstanding, awards of 347,450 shares of restricted Common Stock had been granted, net of forfeitures, no shares of Common Stock had been issued under the stock purchase provisions of the 2002 Plan, and 174,883 shares remained available for future grant.

The 2002 Plan provides that in the event of a “Change in Control” or a “Corporate Transaction,” each as defined in the 2002 Plan, each outstanding award shall, immediately prior to the effective date of the Change in Control or Corporate Transaction, automatically become fully vested, exercisable or payable, as applicable, for all of the shares of Common Stock at the time subject to such award and, as applicable, may be exercised for any or all of those shares as fully-vested shares of Common Stock.

The Retirement Plan of PriceSmart, Inc.

In 1998, the Company established a retirement plan. The retirement plan is designed to be a “qualified” plan under applicable provisions of The Internal Code of 1986, as amended, covering all employees who have completed three months of service, as defined in the retirement plan. Each year, participants may contribute up to 15% of their pre-tax annual compensation (as defined in the retirement plan) up to the maximum allowable by The Internal Revenue Code of 1986, as amended. Participants may also contribute amounts representing distributions from other qualified plans. The Company makes a matching contribution equal to 100% of the participant’s elective deferral up to an annual maximum of 4% of base compensation. Although the Company has not expressed any intent to do so, the Company has the right under the retirement plan to discontinue its contributions at any time and to terminate the retirement plan, subject to the provisions of Employee Retirement Income Security Act of 1974, as amended.

All participants in the retirement plan are fully vested in their voluntary contributions and earnings thereon. With regard to the remainder of a participant’s account, sums contributed prior to August 15, 2005 are 50% vested after the completion of two years of service and 100% vested after the completion of his or her third year of service (such vesting based upon the participant’s years of service with the Company, Price Enterprises, Costco, The Price Company and certain affiliated parties). All sums contributed after August 15, 2005 are immediately 100% vested. A participant becomes fully vested in his or her entire account upon retirement due to permanent disability, attainment of age 65 or death. In the event of a termination of the retirement plan by the Company, participants will become fully vested in their accounts.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at August 31, 2007 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)

Robert Price	0	0	0			0	$0	0	$0
– Chief Executive Officer

John M. Heffner	24,00	16,000	0	$6.26	1/1/2010	0	$0	12,800	$306,688
– Executive Vice President and Chief Financial Officer

Jose Luis Laparte	50,000	0	0	$6.00	5/13/2010	0	$0	25,600	$613,376
– President	30,000	20,000	0	$6.00	2/1/2010	0	$0	124,400	$2,980,624 0

Robert M. Gans	7,000	0	0	$20.00	1/17/2008
– Executive Vice President, Secretary and General Counsel	30,000	0	0	$6.19	2/2/2010	0	$0	12,800	$306,688

William J. Naylon	0	0	0			0	$0	12,800	$306,688
– Executive Vice President and Chief Operating Officer

Option Exercises and Shares Vested

The following table sets forth certain information with respect to option and stock exercises during the fiscal year ended August 31, 2007 with respect to the named executive officers.

	Option Awards			Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Price – Chief Executive Officer	0
John M. Heffner – Executive Vice President and Chief Financial Officer	0			3,200	$51,200
Jose Luis Laparte – President	0			6,400	$102,400
Robert M. Gans – Executive Vice President, Secretary and General Counsel	15,000		$96,150	3,200	$51,200
William J. Naylon – Executive Vice President and Chief Operating Officer	10,000 5,000 30,000	$ $ $	108,592 33,126 193,380	3,200	$51,200

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with, retirement.

Nonqualified Deferred Compensation

We do not have any plan that provided for deferred compensation.

Director Compensation

Each non-employee director receives $20,000 per year for serving on the Board of Directors. In addition, non-employee directors who serve on committees of the Board of Directors (in a capacity other than chairman of a committee) receive $500 for each meeting attended. The chairmen of the committees of the Board of Directors each receive $5,000 per year in addition to their other compensation as directors, except that effective November 2002 the chairman of the Audit Committee receives $35,000 per year. Each director is eligible to receive stock grants and stock options pursuant to the Company’s 1997 Stock Option Plan, 1998 Equity Participation Plan, 2001 Equity Participation Plan and 2002 Equity Participation Plan. Under the 1997 Stock Option Plan, the 2001 Equity Participation Plan or the 2002 Equity Participation Plan, as then in effect, non-employee directors are entitled to receive initial grants of non-qualified stock options to purchase 3,000 shares of Common Stock upon becoming directors and additional grants of options to purchase 1,000 shares of Common Stock on the date of each annual meeting of stockholders at which the director is re-elected to the Board. Non-employee directors joining the Board after July 1998 also are eligible to receive grants of non-qualified options under the 1998 Equity Participation Plan upon purchases of shares of Common Stock. For each such director who has purchased at least an aggregate of 500 shares of Common Stock on or after September 1, 1997, on the date such person purchases additional shares of Common Stock (other than upon the exercise of stock options), such person automatically will be granted a non-qualified stock option to purchase a number of shares of Common Stock equal to the difference between (1) three times the number of such shares of Common Stock actually purchased and (2) the number of shares of Common Stock subject to options previously granted to such director under the 1998 Equity Participation Plan. No director, however, may receive options under the 1998 Equity Participation Plan that are exercisable for more than 8,146 shares of Common Stock. The 1998 Equity Participation Plan further provides that each person who is initially elected to the Board after the adoption by the Board of the plan and who is an independent director at the time of such initial election automatically shall be granted on the date of such initial election the right to purchase 2,716 shares of Common Stock at a purchase price equal to the fair market value on the date the shares are purchased.

Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in the fiscal year ended August 31, 2007.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)			Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Murray Galinson	$25,000	(1)	$0		$15,660		$0	$0	$0	$40,660
Katherine L. Hensley	$47,250	(2)	$0		$15,660		$0	$0	$0	$62,910
Leon C. Janks	$80,000	(3)	$0		$15,660		$0	$0	$0	$95,660
Lawrence B. Krause	$44,250	(4)	$0		$15,660		$0	$0	$0	$59,910
Jack McGrory	$24,213	(5)	$0		$0		$0	$0	$0	$24,213
Keene Wolcott	$20,902		$0	$ $	50,010 15,660	(6)	$0	$0	$0	$86,572
Edgar Zurcher	$20,000	(7)	$0		$15,660		$0	$0	$0	$35,660

(1)	Includes $5,000 payment for fiscal year 2006.
(2)	Includes $8,000 payment for fiscal year 2006.
(3)	Includes $15,500 payment for fiscal year 2006.
(4)	Includes $7,750 payment for fiscal year 2006.
(5)	Includes $13,750 payment for fiscal year 2006.
(6)	New director initial grant of 3,000 on 10/12/2006 and annual grant of 1,000.
(7)	Includes $5,000 payment for fiscal year 2006.

Severance and Change in Control Payments

We have entered into agreements and maintain plans that may require us to make payments and/or provide certain benefits to our named executive officers in the event of a termination of their employment or a change of control. The following tables summarizes the potential payments to each named executive officer assuming a termination of the executive officer. In the event that the Company terminates the employment of one of our executive officers for any reason other than cause, death or disability, the executive will be entitled to the continuation of his base salary for one year, payable in conformity with the Company’s normal payroll period. If the agreement expires and is not renewed by the Company upon expiration of the employment term with at least the same base annual salary or does not thereafter continue upon other mutually agreeable terms, the executive will be entitled to the continuation of his base salary for one year, reduced by any compensation he may receive from another employer during that year. Mr. Gans’ agreement provides that in the event that the Company terminates the agreement for any reason other than cause, Mr. Gans will be entitled to the continuation of his base salary for one year, payable in conformity with the Company’s normal payroll period, and will be entitled to participate in the 401(k) Plan, and the Company’s medical plans for the remainder of the term of the agreement. Mr. Price, Mr. Heffner and Mr. McGrory are covered by our standard severance policy. Under the policy, if they are terminated for other than cause, death or disability, they will be entitled to the continuation of thier base salary for a period equal to two weeks per completed year of service up to a maximum of 26 weeks, payable in conformity with the Company’s normal payroll period.

The 2001 Equity Participation Plan and 2002 Equity Participation Plan provide that in the event of a “Change in Control” or a “Corporate Transaction,” each as defined in the 2002 Plan, each outstanding award shall, immediately prior to the effective date of the Change in Control or Corporate Transaction, automatically become fully vested, exercisable or payable, as applicable, for all of the shares of Common Stock at the time subject to such award and, as applicable, may be exercised for any or all of those shares as fully-vested shares of Common Stock.

The table assumes that the termination of employment or change of control occurred on August 31, 2007, the last business day of our last completed fiscal year. For purposes of estimating the value of amounts of equity compensation to be received in the event of a change of control, we have assumed a price per share of our common stock of $23.96, which represents the closing market price of our common stock as reported on the Nasdaq Global Select Market on August 31, 2007.

Named Executive Officer	Severance upon Termination without Cause		Acceleration of Options and Restricted Stock upon Change of Control
Robert Price – Chief Executive Officer		(5)
John M. Heffner – Executive Vice President and Chief Financial Officer		(5)	$589,888	(1)
Jose Luis Laparte – President	$378,266		$3,594,000	(2)
Robert M. Gans – Executive Vice President, Secretary and General Counsel	$262,700		$306,688	(3)
William J. Naylon – Executive Vice President and Chief Operating Officer	$244,333		$306,688	(4)

(1)

Represents the acceleration of vesting on 12,800 unvested shares of restricted stock as of August 31, 2007 at an assumed price per share of $23.96 ($306,688) and the acceleration of vesting on unvested options to purchase 16,000 shares of common stock at an assumed price per share of $23.96 minus an exercise price per share of $6.26 ($283,200).

(2)	Represents the acceleration of vesting on 150,000 unvested shares of restricted stock as of August 31, 2007 valued at $23.96 per share.
(3)	Represents the acceleration of vesting on 12,800 unvested shares of restricted stock as of August 31, 2007 valued at $23.96 per share.
(4)	Represents the acceleration of vesting on 12,800 unvested shares of restricted stock as of August 31, 2007 valued at $23.96 per share.
(5)

Mr. Price and Mr. Heffner are covered by our standard severance policy. Under the policy, if they are terminated for other than cause, death or disability, they will be entitled to the continuation of thier base salary for a period equal to two weeks per completed year of service up to a maximum of 26 weeks, payable in conformity with the Company’s normal payroll period.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this 10-K/A. Based on the reviews and discussions referred to above, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this report.

The foregoing has been furnished by the Compensation Committee.

Katherine L. Hensley

Leon C. Janks

Lawrence B. Krause

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Ms. Hensley and Messrs. Janks and Krause. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for the Company as of August 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

For information regarding the Company’s equity compensation plans, please see “Item 11. Executive Compensation – Equity Incentive Plans.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 31, 2007 by (1) each of its directors, (2) each of its Named Executive Officers, (3) each person or group known by it to own beneficially more than 5% of the Common Stock and (4) all directors and executive officers as a group.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Shares of Common Stock Beneficially Owned
Robert E. Price(3)(4)	13,837,473	47.1%
Murray L. Galinson(3)(5)	10,725,309	36.5%
Katherine L. Hensley(6)	28,383	*
Leon C. Janks(7)	29,558	*
Lawrence B. Krause(8)	23,808	*
Jack McGrory(3)(9)	10,718,017	36.5%
Edgar A. Zurcher(10)	686,768	2.3%
Jose Luis Laparte(11)	233,850	*
John Heffner(12)	38,638	*
Robert M. Gans(13)	44,664	*
William J. Naylon(14)	22,639	*
Keene Wolcott(15)	20,600	*
The Price Group(16) 7979 Ivanhoe Ave., Suite 520 La Jolla, CA 92037	6,820,204	23.2%
Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,709,046	5.8%
All executive officers and directors as a group (16 persons)(17)	15,077,449	51.0%

*	Less than 1%.
(1)	Except as indicated, the address of each person named in the table is c/o PriceSmart, Inc., 9740 Scranton Road, San Diego, California 92121.
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

(3)

Messrs. R. Price, Galinson, McGrory and Sol Price are co-managers of The Price Group, LLC. As such, for purposes of this table, they are each deemed to beneficially own shares of Common Stock held by The Price Group, LLC. Each of Messrs. R. Price, Galinson, McGrory and S. Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by The Price Group, LLC. In addition, Messrs. R. Price, Galinson, McGrory and S. Price are directors of Price Charities (fka San Diego Revitalization Corp.). As such, for purposes of this table, they are each deemed to beneficially own 3,885,335 shares of Common Stock held by Price Charities. Each of Messrs. R. Price, Galinson, McGrory and S. Price has shared voting and dispositive powers with respect to, and disclaims beneficial ownership of, the shares held by Price Charities. If the percentages of shares of Common Stock beneficially owned by Messrs. R. Price, Galinson, McGrory and S. Price were calculated without regard to the shares held by The Price Group or Price Charities., they would own 10.7%, 0.0%, 0.0% and 3.0%, respectively, of the Common Stock.

(4)	Includes 2,245,168 shares of Common Stock held by the Robert & Allison Price Charitable Remainder Trust, of which Mr. R. Price is a trustee. Also includes 829,741 shares of Common Stock held by the

Robert and Allison Price Trust, of which Mr. R. Price is a trustee. Also includes 56,945 shares of Common Stock held by a trust for the benefit of Mr. R. Price’s minor children, of which Mr. R. Price is a trustee.

(5)	Includes 7,270 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(6)

Includes 17,268 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 900 shares of Common Stock held in a trust of which Ms. Hensley is a beneficiary and for which she serves as trustee.

(7)	Includes 21,268 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(8)

Includes 6,268 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 4,540 shares of Common Stock held by the Krause Family Limited Partnership, of which Mr. Krause is a general partner, and 10,000 shares of Common Stock held by the Krause Family Trust, of which Mr. Krause is a trustee.

(9)

Includes 7,268 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 5,210 shares of Common Stock held by a trust for the benefit of Mr. S. Price’s grandchildren, of which Mr. McGrory is a co-trustee. Mr. McGrory disclaims beneficial ownership of the shares held by the trust.

(10)

Includes 7,268 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table. Also includes 679,500 shares of Common Stock held by PSC, S.A. Mr. Zurcher is a director of PSC, S.A., and he owns 13% of Capital and Advice, Inc., which Mr. Zurcher is the sole shareholder. of PSC, S.A. Mr. Zurcher disclaims beneficial ownership of the shares held by PSC, S.A.

(11)

Includes 80,000 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 153,850 shares of restricted Common Stock that are subject to vesting restrictions.

(12)

Includes 24,000 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 14,638 shares of restricted Common Stock that are subject to vesting restrictions.

(13)

Includes 30,000 shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 14,664 shares of restricted Common Stock that are subject to vesting restrictions.

(14)

Includes 0 shares subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 14,955 shares of restricted Common Stock that are subject to vesting restrictions.

(15)	Includes 600 shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table.
(16)

The Price Group is comprised of The Price Group, LLC, the Price Charities, Robert E. Price and Sol Price. Please see notes (3) and (4). Includes 601,159 shares of Common Stock held by the Sol and Helen Price Trust, of which Mr. S. Price is a trustee, and 290,600 shares held by the Price Family Charitable Trust, of which Mr. S. Price is a trustee.

(17)

See notes 3-14. Also includes (a) 12,800 shares of Common Stock beneficially owned by Brud Drachman, all of which are subject to vesting restrictions, (b) 12,800 shares of Common Stock beneficially owned by John D. Hildebrandt, 0 of which are subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 12,800 shares of restricted Common Stock that are subject to vesting restrictions, (c) 40,282 shares of Common Stock beneficially owned by Thomas Martin, 12,500 of which are subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 14,638 shares of restricted Common Stock that are subject to vesting restrictions, and (d) 12,938 shares of Common Stock beneficially owned by Edward Oats, 0 of which are subject to options that are currently exercisable or will become exercisable within 60 days after the date of this table and 12,838 shares of restricted Common Stock that are subject to vesting restrictions.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationships with the Price Family, the Price Group, Directors Galinson and McGrory, and Former Director Cahill

As of October 31, 2007, Sol Price beneficially owned approximately 39.5% of the outstanding Common Stock. Sol Price is the father of Robert E. Price, the Company’s Chairman of the Board and Chief Executive Officer. As of October 31, 2007, Robert E. Price beneficially owned approximately 47.1% of the Company’s outstanding Common Stock, including shares that may be deemed to be beneficially owned by Sol Price. As of October 31, 2007, Sol Price and Robert E. Price were members of a group that beneficially owned approximately 51.0% of the Company’s outstanding Common Stock.

Relationships with PS Ivanhoe and the Price Group. On October 24, 2005, the Company borrowed $12.5 million from PS Ivanhoe, LLC, a California limited liability company (“PS Ivanhoe”), which is managed by the Price Group pursuant to a Promissory Note (the “Note”). The Note bears interest at a rate of 8% per annum and has a term of two years. All unpaid principal and accrued interest was due and payable in full on October 23, 2007 (the “Maturity Date”). Any amounts outstanding under the Note from and after the Maturity Date bear interest at a rate equal to the lesser of 12% per annum or the maximum interest rate allowed by law. To secure the Company’s obligations under the Note, the Company and PS Ivanhoe entered into a Pledge and Security Agreement pursuant to which the Company granted to PS Ivanhoe a security interest in all of the issued and outstanding shares of stock (and all ownership rights with respect thereto) in PriceSmart Real Estate, S.A., the Company’s wholly owned Panamanian subsidiary. On June 13, 2006, the promissory note entered with PS Ivanhoe was repaid. The Company paid approximately $642,000 in interest on the promissory note.

Use of Private Plane. From time to time, members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (Board member and current employee of the Company). If the passengers are solely Company personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). This Agreement was in place through February 23, 2007. The Company paid approximately $158,000, $205,000 and $159,000 for fiscal years ended August 31, 2007, 2006 and 2005, respectively. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase their 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company top 50 hours of flight time per year. The Company still maintains an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of the Price Group (including Robert E. Price).

Settlement of Suit. In connection with the settlement of a Complaint filed against Sol Price as well as the Company, as nominal defendant, alleging that Sol Price violated Section 16(b) of the Securities Exchange Act of 1934, in relation to an alleged purchase and subsequent sale of shares of the Company's Common Stock, an affiliate of Sol Price purchased an aggregate of $1,500,000 of the Company's Common Stock directly from the Company at a price of $8.90 per share, which was $0.50 above the closing price of the Company's Common Stock at the date that price was established. Additionally, Mr. Price reimbursed the Company the sum of $125,000, which was paid by the Company to Plaintiff's counsel as part of this settlement.

Relationships with Edgar A. Zurcher

Edgar A. Zurcher, a director of the Company since November 2000, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $64,000, $167,000 and $313,000 during fiscal years 2007, 2006 and 2005, respectively.

Mr. Zurcher also is President and a director of PSC, S.A., and he owns 13% of Capital and Advice, Inc., which is the sole shareholder of PSC, S.A. PSC, S.A. owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. PSC, S.A. also owns 49% of PSMT Nicaragua (BVI), Inc. and previously had owned 49% of PSMT Caribe, Inc. The Company recorded approximately $808,000, $762,000 and $748,000 in rental income from Payless ShoeSource Holdings, Ltd. during fiscal years 2007, 2006 and 2005, respectively. Mr. Zurcher is also a director and 9.1% owner of Banco Promerica, from which the Company has recorded approximately $276,000, $265,000 and $266,000 of rental income for fiscal years 2007, 2006 and 2005, respectively, for space leased to it by the Company. The Company also received approximately $647,000, $938,000 and $747,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in fiscal years 2007, 2006 and 2005, respectively. The Company received a one-time refund of approximately $500,000, $400,000 and $0 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica in the fiscal years 2007, 2006 and 2005, respectively. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities (with the exception of the Dominican Republic) because the Company had determined that another credit card provider, Credomatic, was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities have disputed the Company’s right to terminate and not renew the credit card services relationships between the parties notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations. Legal proceedings then commenced, by and against the Company. The Company is engaged in settlement discussions with PSC, S.A. and Promerica. Under terms currently being discussed, the Company would purchase interests in PSMT Nicaragua (BVI), Inc. and certain real property rights from, and make payments to, PSC, S.A., Promerica and Portafolio Inmobiliario, S.A. (aka “PINSMA”), another entity of which Mr. Zurcher is a 9.1% owner.

Controlled Company

Under the Nasdaq Global Market’s listing standards, a “controlled company” is a company of which more than 50% of the voting power is held by an individual, a group or another company. The Board of Directors has determined that the Company is a “controlled company” within the meaning of the Nasdaq Global Market’s listing standards. The basis for the Board of Directors’ determination that the Company is a “controlled company” is the beneficial ownership of approximately 51.2% of the Company’s Common Stock, as of October 31, 2007, by a group comprised of Sol Price, Robert Price, Jack McGrory, Murray Galinson, Keene Wolcott, Jose Luis Laparte and their affiliates including Price Charities and The Price Group, LLC. As a “controlled company,” the Company is exempt from certain Nasdaq listing standards. Specifically, the Company is not required to have: 1) a board of directors comprised of a majority of independent directors; 2) a compensation committee comprised of independent directors; or 3) director nominees selected, or recommended for selection by the board of directors, by a majority of the independent directors or a nominating committee comprised of independent directors. The Company, however, is not exempt from the requirements to have an audit committee comprised of at least three independent directors and to hold regularly scheduled board meetings in which only the independent directors are present.

Item 14. Principal Accountant Fees and Services

Audit Committee Report

The Audit Committee oversees the Company’s financial accounting and reporting process and the audits of the financial statements of the Company. All committee members satisfy the definition of independent director set forth at Rule 4200(a)(15) of the Nasdaq Stock Market’s listing standards. On July 15, 2004, the Board of Directors adopted an Amended and Restated Audit Committee Charter, a copy of which was attached to the Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders.

In fulfilling its oversight responsibilities, the committee reviewed and discussed with management the audited financial statements in the Annual Report, including a discussion of the quality, and not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Company’s independent auditors, Ernst & Young LLP, are responsible for expressing an opinion on the conformity of its audited financial statements with generally accepted accounting principles. Ernst & Young met with the committee and expressed its judgment as to the quality, not just the acceptability, of the Company’s accounting principles and discussed with the committee other matters as required under generally accepted auditing standards, including those matters required under Statement on Accounting Standards No. 61 or the Codification of Statements on Auditing Standards, AU Section 380. In addition, Ernst & Young discussed the auditors’ independence from the Company and from the Company’s management and delivered to the committee those matters to be set forth in written disclosures as required by Independence Standards Board Standard No. 1.

The committee discussed with the Company’s independent auditors the overall scope and plan of their audit. The committee meets with the independent auditors, with and without our management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting.

In reliance on the reviews and discussions referred to above, the committee has recommended that the audited financial statements be included in the Annual Report on Form 10-K for the year ended August 31, 2007 for filing with the SEC.

This report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Leon C. Janks

Katherine L. Hensley

Lawrence B. Krause

Accountant Fees

The Audit Committee of the Company’s Board of Directors has selected Ernst & Young LLP to serve as the Company’s independent registered accounting firm for the 2008 fiscal year, subject to the Company and Ernst & Young LLP agreeing on a mutually acceptable engagement letter. Representatives of Ernst & Young LLP are expected to be present at the Annual Meeting. Such representatives will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Audit and non-audit fees. The aggregate fees billed to us by Ernst & Young LLP, the Company’s independent auditor, for the indicated services for each of the last two fiscal years were as follows:

	2007	2006
Audit Fees(1)	$2,280	$1,913
Audit Related Fees(2)	—	0
Tax Fees(3)	1	0
All Other Fees(4)	0	25

Total	$2,281	$1,938

(1)

Audit Fees consist of fees for professional services performed by Ernst & Young LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit Related Fees consist of fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements.

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

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Auditors

Our Audit Committee has established a policy that generally requires that all audit and permissible nonaudit services provided by the Company’s independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. From the time that the recently adopted pre-approval requirements became effective, all permissible non-audit services provided by the Company’s independent auditors have been pre-approved by the Company’s Audit Committee. Our Audit Committee has considered whether the provision of services under the heading “All Other Fees” is compatible with maintaining the accountants’ independence and determined that it is consistent with such independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3) The following exhibits are filed as part of this report.

Exhibit Number	Description
2.1(40)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(37)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(2)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(3)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(4)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

Exhibit Number	Description
10.3(d)(5)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(6)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(6)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(7)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(7)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(8)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(9)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(30)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(47)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(38)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(41)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(43)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)(48)	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.3(q)(45)	Seventeenth Amendment to Employment Agreement dated as of January 1, 2007 between the Company and Robert M. Gans.

10.3(r)*	Eighteenth Amendment to Employment Agreement dated as of October 1, 2007 between the Company and Robert M. Gans.

10.4(11)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(12)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.8(a)(16)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

Exhibit Number	Description
10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(30)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(39)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(43)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(45)	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(46)	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(6)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(38)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(42)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(43)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.29(g)(45)	Sixth Amendment to Employment Agreement dated as of January 1, 2007 by and between the Company and William Naylon.

Exhibit Number	Description
10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(30)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(39)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(43)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.30(h)(45)	Sixth Amendment to Employment Agreement dated January 1, 2007 between the Company and John Hildebrandt.

10.30(i)(46)	Seventh Amendment to Employment Agreement dated March 1, 2007 between the Company and John Hildebrandt.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(8)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(30)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(39)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(43)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.43(i)(45)	Eighth Amendment to Employment Agreement dated January 1, 2007 between the Company and Edward Oats.

Exhibit Number	Description
10.43(j)(46)	Ninth Amendment to Employment Agreement dated March 1, 2007 between the Company and Edward Oats.

10.44(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(30)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(39)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(43)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.44(j)(45)	Ninth Amendment to Employment Agreement dated January 1, 2007 between the Company and Brud Drachman.

10.44(k)(46)	Tenth Amendment to Employment Agreement dated March 1, 2007 between the Company and Brud Drachman.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(36)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(36)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(41)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(43)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(48)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(45)	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

Exhibit Number	Description
10.54(g)*	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)*	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.55(35)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(35)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.68(39)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.70(41)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.71(a)(41)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(b)(41)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(c)(45)	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

10.72(a)(41)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.72(b)(44)	Restricted Stock Award Agreement, dated December 7, 2006, between the Company and Jose Luis Laparte.

10.73(42)	Stock Purchase Agreement dated as of December 23, 2005 by and between PriceSmart, Inc. and Carlos Nandwani, an individual, and Technotics International Ltd., a Bahamian company.

13.1	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2007.

21.1*	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
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

Dated: December 26, 2007	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Chief Executive Officer