Form 10-Q
period 2007-11-30
PRICESMART INC
filed 2008-01-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

The registrant had 29,347,774 shares of its common stock, par value $.0001 per share, outstanding at January 5, 2008.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2007, the consolidated balance sheet as of August 31, 2007, the unaudited consolidated statements of income for the three months ended November 30, 2007 and 2006, the unaudited consolidated statements of cash flows for the three months ended November 30, 2007 and 2006, and the unaudited consolidated statements of stockholders equity for the three months ended November 30, 2007 and 2006 are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2007	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$19,269	$32,065
Short-term restricted cash	8,155	8,046
Receivables, net of allowance for doubtful accounts of $8 and $3 in 2007 and 2006, respectively	2,429	2,705
Merchandise inventories	120,872	95,979
Prepaid expenses and other current assets	16,907	15,777
Assets of discontinued operations	1,491	1,380

Total current assets	169,123	155,952
Long-term restricted cash	457	477
Notes receivable	2,085	2,086
Property and equipment, net	197,479	179,985
Goodwill	31,594	31,652
Deferred tax assets	19,396	19,535
Other assets	3,615	3,732
Investment in unconsolidated affiliate	—	2,000

Total Assets	$423,749	$395,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$3,884	$3,301
Accounts payable	98,784	80,633
Accrued salaries and benefits	6,507	6,962
Deferred membership income	7,286	6,634
Income taxes payable	2,580	4,593
Accrued reserve for settlement of pending litigation	5,500	5,500
Other accrued expenses	11,246	18,564
Dividend payable	—	4,678
Long-term debt, current portion	2,307	1,411
Liabilities of discontinued operations	145	151

Total current liabilities	138,239	132,427
Deferred tax liability	1,438	1,474
Deferred rent	1,779	1,977
Accrued closure costs	3,033	3,072
Long-term income taxes payable	7,686	—
Long-term debt, net of current portion	15,838	8,008

Total liabilities	168,013	146,958
Minority interest	3,270	3,145
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 29,832,435 and 29,815,435 shares issued and 29,356,211 and 29,339,211 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	370,565	369,848
Tax benefit from stock-based compensation	3,974	3,970
Accumulated other comprehensive loss	(12,608)	(12,343)
Accumulated deficit	(99,393)	(106,087)
Less: treasury stock at cost; 476,224 shares as of November 30, 2007 and August 31, 2007, respectively	(10,075)	(10,075)

Total stockholders’ equity	252,466	245,316

Total Liabilities and Stockholders’ Equity	$423,749	$395,419

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2007	2006
Revenues:
Sales:
Net warehouse club	$245,189	$198,100
Export	367	95
Membership income	3,742	3,241
Other income	1,113	1,061

Total revenues	250,411	202,497

Operating expenses:
Cost of goods sold:
Net warehouse club	208,511	168,498
Export	349	92
Selling, general and administrative:
Warehouse club operations	23,227	20,293
General and administrative	7,316	5,968
Preopening expenses	772	232
Asset impairment and closure costs	19	191

Total operating expenses	240,194	195,274

Operating income	10,217	7,223
Other income (expense):
Interest income	410	364
Interest expense	(59)	(355)
Other income (expense), net	(47)	14

Total other income	304	23

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	10,521	7,246
Provision for income taxes	(3,715)	(2,973)
Loss of unconsolidated affiliate	—	(85)
Minority interest	(130)	(134)

Income from continuing operations	6,676	4,054
Discontinued operations, net of tax	18	18

Net income	$6,694	$4,072

Basic income per share:
Continuing operations	$0.23	$0.14
Discontinued operations, net of tax	$—	$—

Net income	$0.23	$0.14

Diluted income per share:
Continuing operations	$0.23	$0.14
Discontinued operations, net of tax	$—	$—

Net income	$0.23	$0.14

Shares used in per share computations:
Basic	28,781	28,429

Diluted	29,494	29,105

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2007	2006
OPERATING ACTIVITIES:
Income from continuing operations	$6,676	$4,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,506	2,302
Allowance for doubtful accounts	5	4
Closure costs	19	191
Gain on sale of property and equipment	(67)	(18)
Deferred income taxes	(217)	(30)
Minority interest	130	134
Loss of unconsolidated affiliate	—	85
Stock-based compensation	384	508
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(2,289)	(3,559)
Merchandise inventory	(24,893)	(16,298)
Accounts payable	18,151	9,960

Net cash provided by (used in) continuing activities	405	(2,667)
Net cash (used in) provided by discontinued activities	(129)	73

Net cash provided by (used in) operating activities	276	(2,594)

INVESTING ACTIVITIES:
Additions to property and equipment	(9,737)	(5,792)
Acquisition of business, net of cash acquired	(11,842)	—
Sale of property and equipment	2,514	22
Proceeds from sale of unconsolidated affiliate	2,000	—

Net cash used in continuing activities	(17,065)	(5,770)
Net cash provided by discontinued activities	36	39

Net cash used in investing activities	(17,029)	(5,731)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	9,547	667
Repayment of bank borrowings	(238)	(17,262)
Restricted cash	(89)	(151)
Cash dividend payments	(4,678)	—
Proceeds from exercise of stock options	333	134
Tax benefit from exercise of stock options	4	84

Net cash provided by (used in) financing activities	4,879	(16,528)

Effect of exchange rate changes on cash and cash equivalents	(922)	119

Net decrease in cash and cash equivalents	(12,796)	(24,734)
Cash and cash equivalents at beginning of period	32,065	39,995

Cash and cash equivalents at end of period	$19,269	$15,261

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$104	$502
Income taxes	$4,540	$3,328

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED – AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax benefit from stock- based compensation	Accumulated comprehensive loss	Accumulated deficit	Treasury		Total stock- holders’ equity
	Shares	Amount					Shares	Amount
Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Forfeiture of restricted stock awards	(4)	—	—	—	—	—	—	—	—
Exercise of stock options	21	—	134	—	—	—	—	—	134
Stock-based compensation	—	—	508	84	—	—	—	—	592
Net income	—	—	—	—	—	4,072	—	—	4,072
Translation adjustment	—	—	—	—	(31)	—	—	—	(31)

Comprehensive income									4,041

Balance at November 30, 2006	29,421	$3	$364,774	$3,593	$(13,914)	$(105,604)	438	$(9,466)	$239,386

Balance at August 31, 2007	29,815	$3	$369,848	$3,970	$(12,343)	$(106,087)	476	$(10,075)	$245,316
Exercise of stock options	17	—	333	—	—	—	—	—	333
Stock-based compensation	—	—	384	4	—	—	—	—	388
Net income	—	—	—	—	—	6,694	—	—	6,694
Translation adjustment	—	—	—	—	(265)	—	—	—	(265)

Comprehensive income									6,429

Balance at November 30, 2007	29,832	$3	$370,565	$3,974	$(12,608)	$(99,393)	476	$(10,075)	$252,466

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2007

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2007, the Company had 24 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three in Guatemala, two each in Dominican Republic, El Salvador, Honduras and Trinidad and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of November 30, 2007. The Company principally operates in three segments based on geographic area.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim period presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended August 31, 2007.

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2007:

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

Use of Estimates – The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term and long-term restricted cash primarily represents time deposits that are pledged as collateral for the Company's revolving line of credit. Long-term restricted cash represents deposits with Federal Regulatory agencies in Costa Rica and Panama.

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

Allowance for Bad Debt – The Company generally does not extend credit to its members, but may do so for specific wholesale, government or other large volume members. The Company maintains an allowance for doubtful accounts based on assessments as to the probability of collection of specific customer accounts, the aging of accounts receivable, and general economic conditions. If the credit worthiness of a specific customer deteriorates, the Company’s estimates could change and it could have a material impact on the Company’s reported results.

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

Lease Accounting – Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when we take possession of the property and extending over the term of the related lease including renewal options in some locations when we believe it is reasonably assured that the renewal option in the underlying lease will be exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. In addition to the minimum annual payments, in certain locations, the Company pays additional rent based on a contractually stipulated percentage of sales.

Goodwill – Goodwill, resulting from certain business combinations totaled $31.6 million at November 30, 2007 and $31.7 million at August 31, 2007. The decrease in goodwill was due to the foreign exchange translation losses in Guatemala and Jamaica for $5,000 and $54,000, respectively. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued liabilities in the consolidated balance sheet. The gift certificate activity continues to remain immaterial, as the activity represents less than one hundredth of a percent of the quarterly sales; therefore, no allowance for breakage has been accrued.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at our distribution facilities.

Vendor consideration consists primarily of volume rebates and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand, and this amount is recorded as a reduction to inventory, if significant. Prompt payment discounts are taken in substantially all cases and, therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting impact to cost of goods sold when the inventory is sold.

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with warehouse operations. Warehouse operations include the operating costs of the Company's warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional purchasing and management centers.

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs, and rent) as incurred.

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such; all other costs are expensed as incurred. The Company closed one warehouse club in Guatemala during fiscal year 2003. The closure costs recorded in the first quarter of fiscal year 2008 relates to that warehouse club. During the first quarter of fiscal year 2007, the Company’s original San Pedro Sula location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city.

Contingencies and Litigation – In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to a potential settlement of pending litigation. The amount of the reserve is equal to management’s current estimate of the potential impact of a global settlement on PriceSmart’s consolidated net income. The amount of the reserve is based upon various factors, including tax considerations that are subject to management’s current estimates and judgments. No agreements have been executed and there is no guarantee that a settlement will be ultimately reached as discussions may continue or may be abandoned altogether if the Company determines that a final settlement will not be reached on terms that are in the best interest of the Company and its stockholders. In the event a settlement is reached, the final cost of a settlement may differ from the reserve taken.

Foreign Currency Translation – In accordance with Statement of Financial Accounting Standards No. 52 (“SFAS 52”) “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to US dollars at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive gain or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the first three months of the fiscal years 2008 and 2007 were approximately $583,000 and $(160,000), respectively.

Stock-Based Compensation – As of August 31, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This has resulted in the Company expensing approximately $288,000 in the first quarter of fiscal year 2007 and none in fiscal 2008. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the first quarter of fiscal years 2008 and 2007, the Company recognized stock compensation expenses of $384,000 and $508,000, respectively. The stock compensation cost for the first quarter of fiscal year 2008 includes $347,000 for restricted stock grants and $37,000 for stock options. The stock compensation expense for the first quarter of fiscal year 2007 includes $212,000 for restricted stock grants and $296,000 for stock options. The remaining unrecognized compensation expense related to unvested awards at November 30, 2007, was approximately $4.1 million and the weighted-average period of time over which this cost will be recognized is 3.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first quarter of fiscal years 2008 and 2007:

	Three Months Ended November 30,
	2007 (a)	2006
Risk free interest rate	N/A	4.35%
Expected life	N/A	5 years
Expected volatility	N/A	43.96%
Expected dividend yield	N/A	0	% (b)

(a)	No options were granted during the first quarter of fiscal year 2008.

(b)	3,000 options were granted during the first quarter of fiscal year 2007, before the dividend was declared in fiscal year 2007.

The following table summarizes stock options outstanding as of November 30, 2007, as well as activity during the first quarter then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2007	374,815	$12.35
Options granted	—	16.67
Exercised	(17,000)	19.63
Forfeited or expired	—	—

Outstanding at November 30, 2007 (a)	357,815	$12.01

Exercisable at November 30, 2007	291,023	$12.71

(a)	At November 30, 2007, the weighted-average remaining contractual life of options outstanding was 2.6 years.

At November 30, 2007 and November 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $5.3 million and $2.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during the first three months of fiscal year 2007 was $7.81. There were no options granted during the first quarter of fiscal year 2008.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first quarter of fiscal years 2008 and 2007 are provided in the following table (in thousands):

	Three Months Ended November 30,
	2007	2006
Proceeds from stock options exercised	$333	$134
Tax benefit related to stock options exercised	$4	$84
Intrinsic value of stock options exercised	$117	$225

Total stock grant activity, relating to the 2002 Equity Participation Plan of the Company, was as follows for the first three months of fiscal year 2008:

Grants
Outstanding at August 31, 2007	566,250
Granted	—
Cancelled	—
Vested	—

Outstanding at November 30, 2007	566,250

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

As required, through August 31, 2007, the Company recorded its accrual for uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies,” which required the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective September 1, 2007, the Company was required to adopt and implement the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position. As a result of the implementation of FIN 48, the Company reclassified uncertain tax positions from other accrued expenses to long-term income taxes payable but did not recognize a cumulative adjustment to the beginning balance of retained earnings in the Consolidated Financial Statements.

As of September 1, 2007 and November 30, 2007, the Company had $16.2 million and $16.2 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $7.4 million and $7.7 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company did not record a cumulative effect adjustment to retained earnings related to the implementation of FIN 48. While adoption of FIN 48 did not impact the amount of the Company’s accrual for uncertain tax positions, it did impact the manner in which such accrual is classified in the Company’s financial statements. In connection with the implementation of FIN 48, the Company now records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. As of November 30, 2007, the company reduced the long-term income tax payable as the result of a lapse in the underlying statute of limitations totaling $86,000. The lapse of statutes of limitations in the twelve-month period ending November 30, 2008 will result in a reduction to long-term income taxes payable totaling $2.7 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the balance sheet. As of August 31, 2007 and November 30, 2007, the Company had

accrued $3.1 million and $3.4 million respectively, for the payment of interest and penalties. Interest expense accrued as a result of income tax matters, before income tax benefit, for the quarter ended November 30, 2007 was $239,000.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for tax year 2006 in the first quarter of fiscal year 2008. As of November 30, 2007, the IRS has initiated fieldwork and such fieldwork is not expected to be completed until after the quarter ended November 30, 2008. The Company also has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.

The Company is subject to taxation in the US and various states and foreign jurisdictions. As the result of tax, net operating loss carry forwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2002. A lapse in these statutes will result in a beneficial impact on the effective tax rate.

Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating adoption of the standard. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141 as of September 1, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company has opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and operating results.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company will adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 simplifies and codifies related guidance within GAAP. The Company adopted SFAS 157 on September 1, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition and operating results.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108 on September 1, 2007 and no prior year misstatements were incurred, therefore the adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial condition and operating results.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations.

The assets and liabilities of discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2007	August 31, 2007
Cash and cash equivalents	$81	$45
Accounts receivable, net	479	441
Prepaid expenses and other current assets	79	6
Other assets	852	888

Assets of discontinued operations	$1,491	$1,380

Accrued expenses	$145	$151

Liabilities of discontinued operations	$145	$151

The Company’s former Guam operation has a deferred tax asset of $2.7 million, primarily generated from NOLs. This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use due to the Company’s Section 382 change of ownership in October 2004.

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended November 30,
	2007	2006
Net warehouse club sales	$—	$—
Pre-tax income from discontinued operations	18	18
Income tax provision	—	—

Income from discontinued operations	$18	$18

The pre-tax income from discontinued operations for the three months ended November 30, 2007 and November 30, 2006 of $18,000 is the net result of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2007	August 31, 2007
Land	$62,605	$58,924
Building and improvements	114,904	109,706
Fixtures and equipment	69,591	66,275
Construction in progress	17,021	10,790

	264,121	245,695
Less: accumulated depreciation	(66,642)	(65,710)

Property and equipment, net	$197,479	$179,985

Building and improvements include net capitalized interest of $1.6 million as of November 30, 2007 and $1.3 million as of August 31, 2007.

In October 2007 (fiscal year 2008), the Company acquired the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $12.0 million. This acquisition contributed the following property and equipment (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85

Total Property and equipment	$11,998

In the first quarter of fiscal year 2008, the Company also capitalized approximately $9.7 million in building and improvements, fixtures and equipment and construction in progress primarily related to the new warehouse club openings in Trinidad (December 2007) and Guatemala (November 2007) and continued improvements in our other warehouse club locations.

The Company also recorded in the first quarter of fiscal year 2008, the final sale of the warehouse club in San Pedro Sula, Honduras. This club had a net book value of approximately $2.5 million.

NOTE 5 – EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is antidilutive (in thousands, except per share data):

	Three Months Ended November 30,
	2007	2006
Income available to common stockholders:	$6,694	$4,072
Determination of shares:
Average common shares outstanding	28,781	28,429
Assumed conversion of:
Stock options	147	138
Restricted stock grant	566	538

Diluted average common shares outstanding	29,494	29,105
Net income available to common stockholders:
Basic income per share	$0.23	$0.14
Diluted income per share	$0.23	$0.14

NOTE 6 – DIVIDENDS

On February 5, 2007, the Company’s Board of Directors declared a cash dividend in the total amount of $0.32 per share, of which, $0.16 per share was paid on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share was paid on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors in its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

NOTE 7 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala and the Company also closed its Commerce, California distribution center on August 31, 2004. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club. In fiscal year 2007, the Company closed its San Pedro Sula, Honduras location and relocated to a new site which was acquired in fiscal year 2006 in another section of the city.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of November 30, 2007 is as follows (in thousands):

	Liability as of August 31, 2007		Charged to Expense	Non-cash Amounts	Cash paid	Liability as of November 30, 2007
Lease obligations	$3,226	(1)	$—	$—	$(37)	$3,189	(2)
Other associated costs	—		19	—	(19)	—

Total	$3,226		$19	$—	$(56)	$3,189

(1)	Amount includes $3,072 million of Accrued closure costs and $154,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of August 31, 2007.

(2)	Amount includes $3,033 million of Accrued closure costs and $156,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of November 30, 2007.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

PriceSmart, while vigorously defending the claims made by the Promerica Entities and diligently pursuing its own claims against the Promerica Entities, has been exploring opportunities to achieve a global resolution as an alternative to proceeding with the litigation in order to maintain management’s focus on the business and to avoid the disruptions and significant legal expenses associated with this complex litigation.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to a potential settlement of pending litigation. The amount of the reserve is equal to management’s current estimate of the potential impact of a global settlement on PriceSmart’s consolidated net income. The amount of the reserve is based upon various factors, including tax considerations, that are subject to management’s current estimates and judgments.

No agreements have been executed and there is no guarantee that a settlement will be ultimately reached as discussions may continue or may be abandoned altogether if the Company determines that a final settlement will not be reached on terms that are in the best interest of the Company and its stockholders. In the event a settlement is reached, the final cost of a settlement may differ from the reserve taken.

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for approximately three years.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. At November 30, 2007, the Company believes it has accrued for probable and estimable exposures. As of November 30, 2007 and August 31, 2007, the Company had recorded within other accrued expenses a total of $3.6 million and $3.4 million, respectively, for various non-income tax related contingencies

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of November 30, 2007, the Company had recorded a net $7.6 million of uncertain income tax positions within long-term tax payable. In accordance with previous guidance, the Company had recorded $7.4 million of income tax contingencies within other accrued expenses as of August 31, 2007.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. It is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of the year.

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2007 and August 31, 2007, the Company, together with its majority or wholly-owned subsidiaries, had $3.9 million and $3.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.0% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is typically renewed. As of November 30, 2007 and August 31, 2007, the Company had approximately $3.1 million and $3.9 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2007, letters of credit totaling $200,000 were outstanding under this facility, leaving availability under this facility of $6.8 million.

As of November 30, 2007 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $18.1 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse clubs is located. The Company’s long term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage during the term of the debt. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $19.5 million and $9.7 million as of November 30, 2007 and August 31, 2007, respectively.

The Company has debt agreements, with an aggregate principle amount outstanding as of November 30, 2007 of $9.0 million that among other things, allow the lender to accelerate the indebtedness if its Barbados subsidiary is not in compliance with specified financial ratios. The Company will be required to satisfy these ratios starting on August 31, 2008.

NOTE 10 – ACQUISITION OF BUSINESS

The Company’s business combinations are accounted for under the purchase method of accounting, and include the results of operations of the acquired business from the date of acquisition. Net assets of the acquired business are recorded at their fair value at the date of the acquisition. Any excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

In October 2007, the Company acquired all of the common shares of Regan Lodge, the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company acquired this company for approximately $12.0 million. The fair values of the assets acquired and the liabilities assumed in connection with the acquisition were estimated in accordance with SFAS No. 141, Business Combinations. The Company used a third-party valuation firm to assist management in estimating these fair values. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, Goodwill and Other Intangible Assets.

The purchase price was allocated as follows to the fair values of the net tangible assets acquired (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85
Other Assets	14
Liabilities	(170)

Total Purchase Price, Net of Cash	11,842

Cash Acquired	156

Total Purchase Price	$11,998

The primary operations of the company acquired was the leasing of the real estate and building upon which the Barbados warehouse club is located. Upon acquisition, these operations will cease; therefore, no pro-forma financial statement of operations are required to be presented.

NOTE 11 – UNCONSOLIDATED AFFILIATE

On October 31, 2007, Grupo Gigante S.A. de C.V. acquired all of PriceSmart, Inc.’s 50% interest in PSMT Mexico (a joint venture that had previously operated three PriceSmart warehouse clubs) for $2.0 million, thereby assuming 100% control and ownership of PSMT Mexico. Consequently the Company recorded a $2.6 million impairment charge in fiscal year 2007, related to the write down of the Company’s interest in its Mexico joint venture to its revised net realizable value. The impairment charge included $1.7 million in accumulated unrealized loss associated with currency changes recorded as “Accumulated Other Comprehensive Loss” on the Consolidated Balance Sheet and $892,000 related to the amounts carried as “Investment in unconsolidated subsidiaries.” While the Company believes that the value of the investment previously indicated on the consolidated balance sheet would over time have been realized, there were concerns about the Company’s control of the actions necessary to achieve those outcomes given that a substantial portion of the realizable assets related to refunds from the Mexican tax authorities for pre-paid taxes. The Company, therefore, concluded that it was in the Company’s best interest to complete the divestment of its Mexico holdings and reduce its involvement in activities not related to the future growth of the membership warehouse business in its targeted markets. The Company was relieved of all its obligations under letters of credit granted in favor of Mexican tax authorities totaling $1.9 million in connection with this disposal. In the first quarter of fiscal year 2008, the Company recorded a loss on disposal of $111,000 to write off the equity income of $111,000 recognized for the first two months of the quarter. The income included foreign currency translation gain of $129,000 and a net loss of $18,000.

The summarized financial information of the unconsolidated affiliate is as follows:

	As of November 30, 2007	As of August 31, 2007
Current assets	$—	$5,776
Noncurrent assets	$—	$5,788
Current liabilities	$—	$907
Noncurrent liabilities	$—	$129

	Three Months Ended November 30,
	2007	2006
Revenues	$—	$—
Cost of Goods Sold	$—	$—
Net loss	$(35)	$(169)

NOTE 12 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (Board member and employee of the Company). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Member of The Price Group (including Robert E. Price). This agreement was in place through February 23, 2007. The Company paid approximately $43,000 and $2,700 for the three months ended November 30, 2007 and 2006, respectively. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase their six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year. The Company still maintains an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Member of the Price Group (including Robert E. Price).

Relationships with Edgar Zurcher: Edgar A. Zurcher has been a director of the Company since November 2000 and is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $45,000 during the first three months of fiscal year 2007 and none in fiscal year 2008. Additionally, Mr. Zurcher is President and has been a director and 9.1% shareholder of PSC, S.A. which owns 40% of Payless ShoeSource Holdings, Ltd. (which rents retail space from the Company). PSC, S.A. also owns 49% of PSMT Nicaragua (BVI), Inc. and previously had owned 49% of PSMT Caribe, Inc. The Company has recorded approximately $188,000 and $198,000 in rental income from Payless ShoeSource Holdings, Ltd. during the first three months of fiscal years 2008 and 2007, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $46,000 and $70,000 of rental income in the first three months of fiscal years 2008 and 2007, respectively, for space leased to it by the Company. The Company also received approximately $184,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first three months of fiscal years 2007 and none in fiscal year 2008. In addition, the Company also received approximately $37,000 in Smart credit fees during the first three months of fiscal years 2007 and none in fiscal year 2008, related to the co-branded credit card with Banco Promerica. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities (with the possible exception of the Dominican Republic) because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities have disputed the Company’s right to terminate and not renew the credit card services relationships between the parties notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations. Legal proceedings then commenced, by and against the Company. See Note 8 – Commitments and Contingencies.

Relationships with Price Charities: During the first quarter of fiscal year 2008, the Company sold approximately $2,400 of supplies to Price Charities a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any supplies to the charitable group in fiscal year 2007.

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

	United States Operations	Central American Operations	Caribbean Operations	Total
Three Months Ended November 30, 2007
Total revenue	$382	$151,642	$98,387	$250,411
Asset Impairment and Closure Cost	—	(51)	32	(19)
Operating income	1,251	6,057	2,909	10,217
Interest Income	298	90	22	410
Interest Expense	(1)	(10)	(48)	(59)
Income Tax Benefit (expense)	156	(2,077)	(1,794)	(3,715)
Income from continuing operations	1,695	3,945	1,036	6,676
Discontinued operations, net of tax	18	—	—	18
Depreciation and amortization	(208)	(1,418)	(880)	(2,506)
Goodwill	—	26,274	5,320	31,594
Assets of discontinued operations	1,491	—	—	1,491
Identifiable assets	43,831	241,089	138,829	423,749
Three Months Ended November 30, 2006
Total revenue	$111	$123,890	$78,496	$202,497
Asset Impairment and Closure Cost	—	(184)	(7)	(191)
Operating income	1,478	3,929	1,816	7,223
Interest Income	274	42	48	364
Interest Expense	(169)	(118)	(68)	(355)
Income Tax Expense	(1,790)	(814)	(369)	(2,973)
Income (loss) from continuing operations	(291)	2,935	1,410	4,054
Discontinued operations, net of tax	18	—	—	18
Depreciation and amortization	(138)	(1,328)	(836)	(2,302)
Goodwill	—	26,319	5,482	31,801
Assets of discontinued operations	1,513	—	—	1,513
Identifiable assets	45,211	210,077	100,186	355,474
Year Ended August 31, 2007
Total revenue	$1,342	$541,866	$345,593	$888,801
Asset Impairment and Closure Cost	—	(1,235)	(315)	(1,550)
Operating income	6,231	13,281	8,464	27,976
Interest Income	1,292	221	115	1,628
Interest Expense	(261)	(354)	(173)	(788)
Income Tax Expense	(3,930)	(6,905)	(1,502)	(12,337)
Income from continuing operations	428	5,666	6,689	12,783
Discontinued operations, net of tax	143	—	—	143
Depreciation and amortization	(684)	(5,408)	(3,357)	(9,449)
Goodwill	—	26,279	5,373	31,652
Assets of discontinued operations	1,380	—	—	1,380
Identifiable assets	60,753	225,263	109,403	395,419

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries and competition, as well as those risks described in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors referenced in the Form 10-K, filed on November 29, 2007 for the fiscal year ended 2007. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2007 (fiscal year 2008) and November 30, 2006 (fiscal year 2007), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2007 and 2006, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2007)	Number of Warehouse Clubs in Operation (as of November 30, 2006)	Anticipated Warehouse Club Openings (in FY 2008)	Ownership	Basis of Presentation
Panama	4	4	—	100%	Consolidated
Costa Rica	4	4	—	100%	Consolidated
Dominican Republic	2	2	—	100%	Consolidated
Guatemala	3	2	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	2	2	1	95%	Consolidated
Aruba	1	1	—	90%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	51%	Consolidated

Totals	24	23	1

In November and December 2007, the Company opened its third warehouse club in Guatemala and Trinidad, respectively.

At the end of November 2007, the total number of the Company’s consolidated warehouse clubs in operation was 24 operating in 11 countries and one U.S. territory compared to November 2006 with the total number of the Company’s consolidated warehouse clubs in operation were 23 operating in 11 countries and one U.S. territory. The average age of the 24 warehouse clubs in operation as of November 30, 2007 was 80 months compared to 71 months for the 23 warehouse clubs included in continuing operations as of November 30, 2006.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

Net warehouse club sales increased 23.7% to $245.2 million in the first quarter of fiscal 2008, from $198.1 million in the first quarter of fiscal 2007. The Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Approximately 50% of the sales growth experienced from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008 resulted from increased transactions, which is in line with the growth in membership accounts. The other portion of sales growth is attributable to growth in the value of the average transaction by our members. Each of the Company’s warehouse clubs recorded increases in sales from the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2008. The Company opened a new warehouse club in Guatemala on November 14, 2007 which added 65 basis points of sales growth in the quarter. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates:

	Three Months Ended November 30, (Amounts in thousands)
	2007		2006
	Amount	% of Sales	Amount	% of Sales	Increase (Decrease)	Change
Central America	$148,316	60.5%	$120,897	61.0%	$27,419	22.6%
Caribbean	96,873	39.5%	77,203	39.0%	19,670	25.4%

	$245,189	100.0%	$198,100	100.0%	$47,089	23.7%

Comparable warehouse club sales, which are for warehouse clubs open at least 12 full months, increased 22.4% for the 13-week period ended December 2, 2007, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first quarter of fiscal year 2008 increased $7.1 million to $36.7 million, or 15.0% of net warehouse club sales, from $29.6 million, or 14.9% of net warehouse club sales. The increase in warehouse gross profit margin dollars was largely due to higher sales. As a percentage of sales, warehouse net profit margin was nearly flat as year on year improvements in foreign currency exchange effects were offset by targeted reductions in merchandise margins to provide greater value to PriceSmart members. In the current quarter, the Company recorded $583,000 (0.24% of sales) in foreign exchange related gains compared to $160,000 (0.08% of sales) in foreign exchange related costs in the first quarter of fiscal year 2007. The countries which accounted for the majority of the year over year change were Costa Rica, Trinidad, and the Dominican Republic.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.5% to $3.7 million, or 1.5% of net warehouse club sales, in the first quarter of fiscal year 2008 compared to $3.2 million, or 1.6% of net warehouse club sales, in the first quarter of fiscal year 2007. The increase in membership income reflects both a 11% increase in the number of membership accounts, and a 4% increase in the average membership fee. The membership renewal rate for the 12 month period ended November 30, 2007 and 2006 was 84% and 83%, respectively. Total membership accounts as of the end of November 2007 were approximately 549,000, an increase of approximately 55,000 accounts over the end of November 2006.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income was $1.1 million for both the first quarter of fiscal year 2008 and 2007, respectively.

Warehouse operating expenses increased 14.5% to $23.2 million, or 9.5% of net warehouse club sales, in the first quarter of fiscal year 2008 from $20.3 million, or 10.2% of net warehouse club sales, in the first quarter of fiscal year 2007. The $2.9 million increase in warehouse club operating expenses resulted from increased payroll related expenses ($984,000), higher bank and credit card fees primarily related to higher sales but also impacted by increased credit card usage ($566,000), and increased operating costs for utilities, repair and maintenance, and supplies ($444,000). The Company also incurred increased marketing costs ($172,000) associated with the introduction of its new co-branded credit card program and higher depreciation expense ($142,000) as a result of the capital expenditures over the last year.

General and administrative expenses increased 22.6% to $7.3 million, or 3.0% of net warehouse club sales, for the first quarter of fiscal year 2008 from $6.0 million, or 3.0% of net warehouse club sales, in the first quarter of fiscal 2007. The Company experienced increased costs related to salaries and related benefits for its corporate and US buying operation totaling $163,000. Professional fees, primarily related to the pending litigation with the Promerica entities (see Item 1. Legal Proceedings), and tax consulting services resulted in increased costs of $633,000 in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. In addition, general and administrative expenses in the first quarter of fiscal year 2007 benefited from a $200,000 decrease of expected future claims.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the first quarter of fiscal year 2008 of $772,000 were primarily associated with the new warehouse clubs in Guatemala and Trinidad. Pre-opening expenses in the first quarter of fiscal year 2007 of $232,000 were primarily associated with the opening of the relocated warehouse club in San Pedro Sula, Honduras, which opened on November 4, 2006.

Asset impairment and closure costs for the first quarter of fiscal year 2008 were $19,000 compared to $191,000 in the first quarter of fiscal year 2007. The higher level of asset impairment and closure costs in the first quarter of fiscal year 2007 primarily related to the Company’s vacant original San Pedro Sula, Honduras location which was subsequently sold in October 2007 for $2.5 million.

Operating income for the quarter was $10.2 million, or 4.2% of net warehouse club sales, compared to $7.2 million, or 3.7% of net warehouse club sales, in the first quarter of fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $410,000 in the first quarters of fiscal years 2008 compared to $364,000 in the first quarter of fiscal year 2007. The increase reflects generally higher interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense decreased to $59,000 in the first quarter of fiscal year 2008 from $355,000 in the first quarter of fiscal 2007, as a substantial portion of fiscal year 2008 interest costs were capitalized as they related to the new warehouse clubs’ construction.

Tax expense for the first quarter of fiscal year 2008 was $3.7 million on pre-tax income of $10.5 million, as compared to $3.0 million of tax expense on pre-tax income of $7.2 million for the first quarter of fiscal year 2007. The decrease in the effective tax rate to 35.3% in the first quarter of fiscal year 2008 from 41.0% for the first quarter of fiscal year 2007 is the result of tax planning strategies.

Loss of unconsolidated affiliate in the first quarter of fiscal year 2007 of $85,000 represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss. The Company sold its remaining interest in PSMT Mexico in October 2007 for the August 31, 2007 impaired book value of $2.0 million. In the first quarter of fiscal year 2008, the Company recorded a loss on disposal of $111,000 to write off the equity income of $111,000 recognized for the first two months of the quarter. The income included foreign currency translation gain of $129,000 and net loss of $18,000.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $130,000 in the first quarter of fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $134,000 was allocated to the minority stockholders’ interest.

Income from continuing operations for the first quarter of fiscal year 2008 was $6.7 million compared to $4.1 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In both first quarters of fiscal years 2008 and 2007, the Company recognized income of $18,000 resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s primary capital requirements during the first quarter of fiscal year 2008 were for operating working capital needs, particularly those associated with the acquisition of merchandise in advance of the holiday shopping period and the payment of a cash dividend to shareholders on October 31, 2007. The Company also used capital during the quarter to complete the construction of new warehouse clubs in Guatemala and Trinidad, and the acquisition of the building and property associated with the Company’s Barbados warehouse club which had previously been leased.

The Company had $19.3 million in consolidated cash and cash equivalents as of November 30, 2007, compared to $15.3 million in consolidated cash and cash equivalents as of November 30, 2006.

Net cash provided by operating activities was $276,000 in the first quarter of fiscal year 2008, compared to cash used in operating activities of $2.6 million in the first quarter of fiscal 2007. The improvement in operating cash flows in the current period compared to the same period last year was primarily a result of improved net income of $2.6 million. The change in operating assets and liabilities added another $1.3 million. Cash used during the first quarter of fiscal year 2008 to increase merchandise inventory in support of the holiday sales was $6.7 million (inventory net of accounts payable). In the first quarter of fiscal year 2007, $6.3 million was used to increase merchandise inventory in support of the holiday sales.

Net cash used in investing activities was $17.0 million and $5.7 million in the first quarters of fiscal years 2008 and 2007, respectively. Additions to property and equipment of $21.6 million in the current quarter included the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $11.8 million, construction costs related to the new warehouse club in Guatemala which opened on November 14, 2007 ($4.7 million), and construction costs related to the new warehouse club in Trinidad which opened on December 13, 2007 ($4.6 million). In the first quarter of fiscal year 2007, the additions to property and equipment totaled $5.8 million, with $3.5 million associated with the completion of construction of the Company’s San Pedro Sula warehouse club, and $880,000 used to complete the expansion of the Company’s Via Brasil location in Panama City, Panama.

The Company had net cash provided by financing activities in the first quarter of fiscal year 2008 of $4.9 million, consisting primarily of net cash provided by a $9.0 million long term loan in Barbados to finance the Barbados warehouse club acquisition and net cash used of $4.7 million for cash dividend payment to shareholders on October 31, 2007. In the first quarter of fiscal year 2007, financing activities resulted in a net cash use of $16.5 million. The Company repaid the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006 in addition to the Company’s regularly scheduled principal payment of $2.4 million.

Financing Activities

On November 15, 2007, the Company entered into a long-term loan of $4.5 million with Citibank N.A. and a loan of 9.0 million Barbados dollars (US $4.5 million equivalent) with Citicorp Merchant Bank Ltd., to finance the purchase of the company that had leased to it the real estate and building upon which the Company’s Barbados warehouse club is located.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2007, the Company, together with its majority or wholly owned subsidiaries, had $3.9 million outstanding in short-term borrowings. As of August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $3.3 million in short-term borrowings.

In addition, the Company has a bank credit agreement that provides for borrowings of up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of November 30, 2007, letters of credit totaling $200,000 were outstanding under this facility, leaving $6.8 million available for borrowing under this facility.

As of November 30, 2007 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $18.1 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to it the real estate upon which the Barbados PriceSmart warehouse clubs is located. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $19.5 million and $9.7 million as of November 30, 2007 and August 31, 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Contractual Obligations

As of November 30, 2007, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$18,145	$2,307	$3,651	$3,622	$8,565
Operating leases	107,433	6,657	13,699	12,379	74,698

Total	$125,578	$8,964	$17,350	$16,001	$83,263

(1)	Amounts shown are for the principal portion of the long-term debt payment only.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company’s consolidated financial condition and results of operations.

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2007, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2007 of approximately $45.4 million and $5.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes.

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of November 30, 2007, the Company had recorded a net $7.6 million of uncertain income tax positions within long-term taxes payable. The classification of this liability as current as opposed to long-term would occur if the Company expects to make a cash payment in the following 12 months.

Merchandise Inventory: The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted monthly to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.

Goodwill: Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets,” requires that the Company test goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an approximately $897,000 impairment charge in fiscal year 2007 to write-down the long-lived assets of the San Pedro Sula, Honduras location as a result of vacating the warehouse location and moving to another section of the city. The Company has not recorded any significant impairment charges during the first quarter of fiscal year 2008.

Stock-Based Compensation: As of November 30, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. A change in the model used or in the assumptions used in the Black-Scholes model could impact the expenses we record under SFAS 123R.

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

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 160, “Non-controlling Interests in Consolidated Financial Statement-an amendment of ARB No.51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating adoption of the standard. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company is currently evaluating adoption of the standard. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company has opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and operating results.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company will adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 simplifies and codifies related guidance within GAAP. The Company adopted SFAS 157 on September 1, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial condition and operating results.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108 on September 1, 2007 and no prior year misstatements were incurred, therefore the adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial condition and operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2007, the Company had a total of 24 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 17 of which operate under currencies other than the U.S. dollar. For the quarters ended November 30, 2007 and 2006, approximately 79% of the Company’s net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $583,000 and $(160,000) for the three months ended November 30, 2007 and 2006, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were $(265,000) and $1.5 million for the three months and year ended November 30, 2007 and August 31, 2007, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of November 30, 2007:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2008	Currency
Panama	4	—	U.S. Dollar
Costa Rica	4	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	2	1	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro

Totals	24	1

ITEM 4.	CONTROLS AND PROCEDURES

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and has taken testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for approximately three years.

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

Although the Company has been exploring opportunities to achieve a global resolution as an alternative to proceeding with the litigation, the Company intends to continue to diligently proceed with its amended claim filed on November 12, 2007 and to vigorously defend all of the claims asserted by the Promerica Entities in the event the parties are unable to reach a satisfactory resolution. (See Note 8—Commitments and Contingencies).

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal 2008.

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

PRICESMART, INC.

Date: January 9, 2008	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chief Executive Officer

Date: January 9, 2008	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Chief Financial Officer