Form 10-Q
period 2008-02-29
PRICESMART INC
filed 2008-04-09
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

The registrant had 29,685,561 shares of its common stock, par value $0.0001 per share, outstanding at April 4, 2008.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 29, 2008, the consolidated balance sheet as of August 31, 2007, the unaudited consolidated statements of income for the three and six months ended February 29, 2008 and February 28, 2007 and the unaudited consolidated statements of cash flows for the six months ended February 29, 2008 and February 28, 2007 are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29, 2008	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$25,912	$32,065
Short-term restricted cash	6,693	8,046
Receivables, net of allowance for doubtful accounts of $11 and $3 in 2008 and 2007, respectively	1,888	2,705
Merchandise inventories	109,301	95,979
Prepaid expenses and other current assets	16,510	15,777
Assets of discontinued operations	1,540	1,380

Total current assets	161,844	155,952
Long-term restricted cash	590	477
Notes receivable	2,040	2,086
Property and equipment, net	199,255	179,985
Goodwill	38,609	31,652
Deferred tax assets	20,194	19,535
Other assets	3,538	3,732
Investment in unconsolidated affiliate	—	2,000

Total Assets	$426,070	$395,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$3,917	$3,301
Accounts payable	92,755	80,633
Accrued salaries and benefits	6,383	6,962
Deferred membership income	7,920	6,634
Income taxes payable	2,834	4,593
Accrued reserve for settlement of litigation, including fair market value of put agreement	8,358	5,500
Common stock subject to put agreement	16,988	—
Other accrued expenses	10,686	18,564
Dividend payable	9,391	4,678
Long-term debt, current portion	1,805	1,411
Liabilities of discontinued operations	119	151

Total current liabilities	161,156	132,427
Deferred tax liability	1,663	1,474
Deferred rent	1,895	1,977
Accrued closure costs	2,992	3,072
Long-term income taxes payable	6,504	—
Long-term debt, net of current portion	15,582	8,008

Total liabilities	189,792	146,958
Minority interest	269	3,145
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,210,255 and 29,815,435 shares issued and 29,691,311 and 29,339,211 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	354,623	369,848
Tax benefit from stock-based compensation	4,830	3,970
Accumulated other comprehensive loss	(12,762)	(12,343)
Accumulated deficit	(99,268)	(106,087)
Less: treasury stock at cost; 518,944 shares and 476,224 shares as of February 29, 2008 and August 31, 2007, respectively	(11,417)	(10,075)

Total stockholders’ equity	236,009	245,316

Total Liabilities and Stockholders’ Equity	$426,070	$395,419

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	Feb. 29, 2008	Feb. 28, 2007	Feb. 29, 2008	Feb. 28, 2007
Revenues:
Sales:
Net warehouse club	$288,216	$226,722	$533,405	$424,822
Export	340	171	707	266
Membership income	3,975	3,421	7,717	6,662
Other income	1,313	1,543	2,426	2,604

Total revenues	293,844	231,857	544,255	434,354

Operating expenses:
Cost of goods sold:
Net warehouse club	245,333	192,959	453,844	361,457
Export	320	168	669	260
Selling, general and administrative:
Warehouse club operations	26,024	21,749	49,251	42,042
General and administrative	7,870	6,877	15,186	12,845
Preopening expenses	215	23	987	255
Asset impairment and closure costs	14	472	33	663
Provision for settlement of litigation, including changes in fair market value of put agreement	3,386	—	3,386	—

Total operating expenses	283,162	222,248	523,356	417,522

Operating income	10,682	9,609	20,899	16,832
Other income (expense):
Interest income	364	479	774	843
Interest expense	(470)	(90)	(529)	(445)
Other income (expense), net	(37)	(36)	(84)	(22)

Total other income (expense)	(143)	353	161	376

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	10,539	9,962	21,060	17,208
Provision for income taxes	(890)	(3,219)	(4,605)	(6,192)
Loss of unconsolidated affiliate	—	(99)	—	(183)
Minority interest	(160)	(128)	(290)	(262)

Income from continuing operations	9,489	6,516	16,165	10,571
Income from discontinued operations, net of tax	27	28	45	46

Net income	$9,516	$6,544	$16,210	$10,617

Basic income per share:
Continuing operations	$0.33	$0.23	$0.56	$0.37
Discontinued operations, net of tax	—	—	—	—

Net income	$0.33	$0.23	$0.56	$0.37

Diluted income per share:
Continuing operations	$0.33	$0.22	$0.56	$0.36
Discontinued operations, net of tax	—	—	—	—

Net income	$0.33	$0.22	$0.56	$0.36

Shares used in per share computations:
Basic	28,848	28,477	28,815	28,441

Diluted	29,233	29,224	29,207	29,153

Dividends per share	$0.32	$0.32	$0.32	$0.32

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29, 2008	February 28, 2007
OPERATING ACTIVITIES:
Income from continuing operations	$16,165	$10,571
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,377	4,758
Allowance for doubtful accounts	8	(15)
Closure costs	—	663
Gain on sale of property and equipment	(76)	(5)
Deposit to escrow account due to settlement of litigation	(6,150)	—
Provision for settlement of litigation	3,386	—
Deferred income taxes	(471)	504
Minority interest	290	262
Loss of unconsolidated affiliate	—	183
Stock-based compensation	962	998
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(9,303)	(2,199)
Merchandise inventory	(13,322)	(6,676)
Accounts payable	18,626	6,601

Net cash provided by continuing activities	15,492	15,645
Net cash (used in) provided by discontinued activities	(81)	20

Net cash provided by operating activities	15,411	15,665

INVESTING ACTIVITIES:
Additions to property and equipment	(16,355)	(7,572)
Deposits to escrow account for land acquisitions (including settlement of litigation)	(647)	—
Sale of property and equipment	2,839	24
Acquisition of business, net of cash acquired	(11,913)	—
Proceeds from sale of unconsolidated affiliate	2,000	—
Purchase of Nicaragua minority interest	(10,200)	—

Net cash used in continuing activities	(34,276)	(7,548)
Net cash (used in) provided by discontinued activities	(66)	77

Net cash used in investing activities	(34,342)	(7,471)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	9,580	4,739
Repayment of bank borrowings	(996)	(18,451)
Release of (addition to) restricted cash	8,037	(69)
Proceeds from exercise of stock options	801	187
Tax benefit from exercise of stock options	860	418
Dividends paid	(4,678)	—
Purchase of treasury stock	(1,342)	(601)

Net cash provided by (used in) financing activities	12,262	(13,777)

Effect of exchange rate changes on cash and cash equivalents	516	(971)

Net decrease in cash and cash equivalents	(6,153)	(6,554)
Cash and cash equivalents at beginning of period	32,065	39,995

Cash and cash equivalents at end of period	$25,912	$33,441

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$320	$558
Income taxes	$6,969	$5,359

Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$9,391	$9,458

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND FEBRUARY 29, 2008

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in	Tax Benefit from Stock-Based	Accumulated Other Comprehensive	Accumulated	Less: Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Compensation	Loss	Deficit	Shares	Amount	Equity
Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Purchase of treasury stock	—	—	—	—	—	—	38	(601)	(601)
Issuance of restricted stock awards	125	—	— —	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	33	— —	187	—	—	—	—	—	187
Tax benefit from exercise of stock options	—	—	—	393	—	—	—	—	393
Stock-based compensation	—	— —	998	—	—	—	—	—	998
Dividend payable to stockholders	—	—	—	—	—	(9,458)	—	—	(9,458)
Net income	—	—	—	—	—	10,617	—	—	10,617
Translation adjustment	—	—	—	—	(127)	—	—	—	(127)

Comprehensive income	—	—	—	—	—	—	—	—	10,490

Balance at February 28, 2007	29,553	$3	$365,317	$3,902	$(14,010)	$(108,517)	476	$(10,067)	$236,628

Balance at August 31, 2007	29,815	$3	$369,848	$3,970	$(12,343)	$(106,087)	476	$(10,075)	$245,316
Purchase of treasury stock	—	—	—	—	—	—	43	(1,342)	(1,342)
Issuance of restricted stock awards	349	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—
Exercise of stock options	53	—	801	—	—	—	—	—	801
Tax benefit from exercise of stock options	—	—	—	860	—	—	—	—	860
Stock-based compensation	—	—	962	—	—	—	—	—	962
Common stock subject to put agreement	—	—	(16,988)	—	—	—	—	—	(16,988)
Dividend payable to stockholders	—	—	—	—	—	(9,391)	—	—	(9,391)
Mark-to-market of interest rate swap	—	—	—	—	(63)	—	—	—	(63)
Net income	—	—	—	—	—	16,210	—	—	16,210
Translation adjustment	—	—	—	—	(356)	—	—	—	(356)

Comprehensive income	—	—	—	—	—	—	—	—	15,791

Balance at February 29, 2008	30,210	$3	$354,623	$4,830	$(12,762)	$(99,268)	519	$(11,417)	$236,009

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

February 29, 2008

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 29, 2008, the Company had 25 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of February 29, 2008. The Company principally operates in three segments based on geographic area.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of February 29, 2008:

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated	(1)
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	100.0%	Consolidated
PriceSmart Nicaragua	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Trinidad	95.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated

(1)	Entity is treated as discontinued operations in the consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash primarily consists of deposits into escrow accounts for use in the settlement of the lawsuit filed by the PSC Parties (see Note 12—PSC Settlement). Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica and the Panama for approximately $465,000 and a $125,000 deposit into an escrow account for use in the settlement of the lawsuit filed by the PSC Parties.

Restricted cash of approximately $8.0 million previously pledged as collateral for the Company’s revolving line of credit was released during the quarter.

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

Lease Accounting – Certain of our operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis beginning when we take possession of the property and extending over the term of the related lease including renewal options in some locations when we believe it is reasonably assured that the renewal option in the underlying lease will be exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. In addition to the minimum annual payments, in certain locations, the Company pays additional rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, we measure the fair value of assets and liabilities on a non recurring basis. We measure fair value assets when impairment issues arise in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, business units (for goodwill impairment), cash derivatives utilized for interest rate swaps, and Put contracts of stock utilized. We use fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1) or significant other observable (Level 2) inputs, depending on the nature of the item being valued. The Company on a yearly basis discloses the valuation techniques and discloses any change in method of such within the body of each footnote.

Goodwill – Goodwill, resulting from certain business combinations, totaled $38.6 million at February 29, 2008 and $31.7 million at August 31, 2007. The increase in goodwill was due to approximately $7.0 million for the acquisition of the remaining 49% minority interest in PSMT Nicaragua as part of the settlement on the PSC Parties lawsuit (see Note 12—PSC Settlement). The foreign exchange translation losses for goodwill of $81,000 for the first six months of fiscal year 2008, reduced goodwill. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis, or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, shall be deferred on the consolidated balance sheet in accumulated comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statement of income. Amounts recorded in accumulated comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 10—Interest Rate Swap.

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within Emerging Issues Task Force EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheet. The gift certificate activity continues to remain immaterial, as the activity represents less than one hundredth of a percent of the quarterly net warehouse club sales; therefore, no allowance for breakage has been accrued.

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

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with warehouse club operations. Warehouse club operations include the operating costs of the Company’s warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company’s U.S. and regional purchasing and management centers.

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs, and rent) as incurred.

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued when a termination and benefit plan is communicated to the employees; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. During fiscal year 2007, the Company’s original San Pedro Sula location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city. The closure costs recorded in the first six months of fiscal year 2008 relate to these warehouse clubs.

Contingencies and Litigation – In accordance with SFAS 5, “Accounting for Contingencies,” the Company accounts and reports for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (b) the amount of loss can be reasonably estimated.

Common Stock Put Agreement – The Company has recorded in the second quarter of fiscal year 2008 a liability for common stock put agreement (see Note 12—PSC Settlement). The Company utilizes the Black-Scholes method to determine the fair market value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk free interest rate as part of the fair market valuation. The Company has recorded as a period expense the fair market value of the put agreement granted as part of the legal settlement with the PSC Parties (see Note 12—PSC Settlement).

Foreign Currency Translation – In accordance with SFAS 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the first six months of the fiscal years 2008 and 2007 were approximately $809,000 and $(123,000), respectively.

Stock-Based Compensation – As of February 29, 2008, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted SFAS 123R, “Share-Based Payment.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This has resulted in the Company expensing approximately $100,000 and $281,000 for the three and six month periods of fiscal year 2007, respectively. As there were no unvested stock options outstanding that had been granted prior to the Company’s adoption of SFAS 123, no such expenses are recorded in fiscal year 2008. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the second quarter of fiscal years 2008 and 2007, the Company recognized stock compensation expenses of $579,000 and $479,000, respectively. The stock compensation expense for the first six months of fiscal year 2008 consists of $895,000 for restricted stock grants and $67,000 for stock options. The stock compensation expense for the first six months of fiscal year 2007 consists of $527,000 for restricted stock grants and $471,000 for stock options. The remaining unrecognized compensation expense related to unvested awards at February 29, 2008 was approximately $12.1 million and the weighted-average period of time over which this cost will be recognized is 3.5 years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first six months of fiscal years 2008 and 2007 are provided in the following table (in thousands):

	Six Months Ended
	February 29, 2008	February 28, 2007
Proceeds from stock options exercised	$801	$187
Tax benefit related to stock options exercised	$64	$122
Intrinsic value of stock options exercised	$717	$338

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2008 and 2007:

	Six Months Ended
	February 29, 2008	February 28, 2007
Risk free interest rate	3.25%	4.85%
Expected life	5 years	5 years
Expected volatility	47.83%	45.88%
Expected dividend yield	1.2%	0%

The following table summarizes stock options outstanding as of February 29, 2008, as well as activity during the six months then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2007	374,815	$12.35
Options granted	8,000	23.61
Exercised	(52,385)	15.28
Forfeited or expired	(32,585)	33.87

Outstanding at February 29, 2008 (a)	297,845	$9.79

Exercisable at February 29, 2008	253,445	$9.39

(a)	At February 29, 2008, the weighted-average remaining contractual life of options outstanding was 1.48 years.

At February 29, 2008, and February 28, 2007 the aggregate intrinsic value of stock options outstanding and exercisable was $4.8 million and $396,000, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price).

The weighted-average grant date fair value of stock options granted during the six months of fiscal years 2008 and 2007 was $23.61 and $6.75 respectively.

Total restricted stock grant activity, relating to the 2002 Plan, was as follows for the first six months of fiscal year 2008:

Grants
Outstanding at August 31, 2007	566,250
Granted	349,850
Cancelled	(7,415)
Vested	(124,600)

Outstanding at February 29, 2008	784,085

The Company repurchased from employees 42,720 shares of common stock for approximately $1.3 million based on the stock price at that date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants.

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

As required, through August 31, 2007, the Company recorded its accrual for uncertain tax positions based upon SFAS 5, “Accounting for Contingencies,” which required the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it was probable the Company would be required to pay such additional taxes. Effective September 1, 2007, the Company was required to adopt and implement the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position. As a result of the implementation of FIN 48, the Company reclassified uncertain tax positions from other accrued expenses to long-term income taxes payable but did not recognize a cumulative adjustment to the beginning balance of retained earnings in the consolidated financial statements.

As of November 30, 2007 and February 29, 2008, the Company had $16.2 million and $15.7 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $7.7 million and $7.0 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company did not record a cumulative effect adjustment to retained earnings related to the implementation of FIN 48. While adoption of FIN 48 did not impact the amount of the Company’s accrual for uncertain tax positions, it did impact the manner in which such accrual is classified in the Company’s consolidated financial statements. In connection with the implementation of FIN 48, the Company now records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of February 29, 2008, the Company has classified uncertain income tax positions as $6.5 million in long-term income taxes payable, $0.1 million in long-term deferred tax liabilities and $0.4 million as current income taxes payable.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. As of February 29, 2008, the company reduced the long-term income tax payable as the result of a lapse in the underlying statute of limitations totaling $1 million. The lapse of statutes of limitations in the twelve-month period ending February 28, 2009 will result in a reduction to long-term income taxes payable totaling $2.5 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the consolidated balance sheet. As of November 30, 2007 and February 29, 2008, the Company had accrued $3.4 million and $2.7 million respectively, for the payment of interest and penalties. Primarily as a result of the closing of various statutes of limitation, interest expense accrued primarily as a result of income tax matters, before income tax benefit, for the quarter ended February 29, 2008, was a net reversal (i.e. reduction of expense) of $0.6 million.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for tax year 2006 in the first quarter of fiscal year 2008. As of February 29, 2008, the IRS had completed most of the fieldwork. The audit closed in March 2008 with no changes to the tax return as filed. The Company also has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the consolidated results of operations, financial conditions or liquidity.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As the result of tax, net operating loss carry forwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2002. A lapse in these statutes will result in a beneficial impact on the effective tax rate.

Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but does not require comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 beginning December 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating adoption of the standard. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of

SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) as of September 1, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company has opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which consolidated financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and operating results.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company will adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108 on September 1, 2007. No prior year misstatements were incurred, therefore the adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial condition and operating results.

NOTE 3—DISCONTINUED OPERATIONS

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	February 29, 2008	August 31, 2007
Cash and cash equivalents	$69	$45
Accounts receivable, net	479	441
Prepaid expenses and other current assets	39	6
Other assets	953	888

Assets of discontinued operations	$1,540	$1,380

Accrued expenses	$119	$151

Liabilities of discontinued operations	$119	$151

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

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income from discontinued operations	27	28	45	46
Income tax (provision) benefit	—	—	—	—

Income from discontinued operations	$27	$28	$45	$46

The pre-tax income from discontinued operations, for the six months ended February 29, 2008 and February 28, 2007 of $45,000 and $46,000, respectively, is the net result of the subleasing activity in Guam.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 29, 2008	August 31, 2007
Land	$63,401	$58,924
Building and improvements	129,374	109,706
Fixtures and equipment	73,147	66,275
Construction in progress	2,229	10,790

	268,151	245,695
Less: accumulated depreciation	(68,896)	(65,710)

Property and equipment, net	$199,255	$179,985

Building and improvements includes net capitalized interest of $1.6 million and $1.3 million as of February 29, 2008 and August 31, 2007, respectively.

In October 2007 (fiscal year 2008), the Company acquired the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $12.0 million. This acquisition contributed the following property and equipment (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85

Total property and equipment	$11,998

In the first six months of fiscal year 2008, the Company also capitalized approximately $16.4 million in building and improvements, fixtures and equipment and construction in progress, primarily related to the new warehouse club openings in Guatemala (November 2007) and Trinidad (December 2007) and continued improvements in our other warehouse club locations.

NOTE 5—EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income	$9,516	$6,544	$16,210	$10,617
Determination of shares:
Average common shares outstanding	28,848	28,477	28,815	28,441
Assumed conversion of:
Stock options	140	138	142	139
Put option(1)	—	—	—	—
Restricted stock grant(2)	245	609	250	573

Diluted average common shares outstanding	29,233	29,224	29,207	29,153
Net income:
Basic income per share	$0.33	$0.23	$0.56	$0.37
Diluted income per share	$0.33	$0.22	$0.56	$0.36

(1)

The effect of the put agreement entered into as part of the settlement with the PSC Parties (see Note 12) was anti-dilutive during the period. Therefore, no values were reflected in the computation of diluted earnings per share.

(2)

Restricted stock was issued to certain employees in the second quarter and first six months of fiscal years 2008 and 2007. The dilutive effect of the restricted stock issued is 3,192 shares and 878 shares for the three month and six month periods, respectively, for the fiscal year 2008. The dilutive effect of the restricted stock issued is 5,900 and 532 for the three month and six month periods, respectively, for the fiscal year 2007.

NOTE 6—DIVIDENDS

On January 24, 2008, the Company’s Board of Directors declared a cash dividend in the total amount of $0.32 per share, of which $0.16 per share is payable on April 30, 2008 to stockholders of record as of the close of business on April 15, 2008 and $0.16 per share is payable on October 31, 2008 to stockholders of record as of the close of business on October 15, 2008.

On February 7, 2007 the Company’s Board of Directors declared a cash dividend, in the total amount of $0.32 per share, with $0.16 per share payable on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share payable on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007. These cash dividends have been paid as of October 2007.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors in its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

NOTE 7—ASSET IMPAIRMENT AND CLOSURE COSTS

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

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of February 29, 2008 is as follows (in thousands):

	Liability as of August 31, 2007		Charged to Expense	Non-cash Amounts	Cash paid	Liability as of February 29, 2008
Lease obligations	$3,226	(1)	—	—	(76)	$3,150	(2)
Other associated costs	—		33	—	(33)	—

Total	$3,226		33	—	(109)	$3,150

(1)	Amount includes $3,072 million of Accrued closure costs and $154,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of August 31, 2007.
(2)	Amount includes $2,992 million of Accrued closure costs and $158,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of February 29, 2008.

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

In accordance with SFAS 5, “Accounting for Contingencies,” the Company accounts and reports for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements, and (b) the amount of loss can be reasonably estimated.

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a restatement of financial statements for the fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and took testimony, pursuant to subpoena, from several of the Company’s present and former employees, but to the Company’s knowledge there has been no activity relating to this matter for approximately three years. On February 26, 2008 the Company was advised by the U.S. Securities and Exchange Commission, that it may consider the investigation to be closed.

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

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. At February 29, 2008, the Company believes it has accrued for probable and estimable exposures. As of February 29, 2008 and August 31, 2007, the Company had recorded within other accrued expenses a total of $3.2 million and $3.4 million, respectively, for various tax contingencies unrelated to income tax.

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of

February 29, 2008, the Company has classified uncertain income tax positions as $6.5 million in long-term income taxes payable, $0.1 million in long-term deferred tax liabilities and $0.4 million as current income taxes payable. The classification of this liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. It is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material to the results of the year.

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 29, 2008 and August 31, 2007, the Company, together with its majority or wholly-owned subsidiaries, had $3.9 million and $3.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.0% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expires during the year and is typically renewed. As of February 29, 2008 and August 31, 2007, the Company had approximately $3.2 million and $9.4 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of February 29, 2008, there were no amounts outstanding or letters of credit issued under this facility.

As of February 29, 2008 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $17.4 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse club is located. This arrangement consists of two underlying loans, one for $4.5 million and the other for $9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars). On February 13, 2008, the Company entered into an interest rate swap agreement with Citicorp Merchant Bank for a notional amount of $4.5 million as disclosed in Note 10. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $19.5 million and $9.7 million as of February 29, 2008 and August 31, 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

NOTE 10—INTEREST RATE SWAP

On February 13, 2008, the Company entered into an interest rate swap agreement with Citicorp Merchant Bank for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate of the $4.5 million loan as disclosed in Note 9. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million of term loan debt and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. Since the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap each quarter is paid to or received from Citicorp Merchant Bank.

As of February 29, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap, which was designated as an effective hedge, was $4.5 million and the fair market value recorded in Accumulated comprehensive loss was approximately $63,000.

NOTE 11—ACQUISITION OF BUSINESS

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

In October 2007, the Company acquired all of the common shares of Regan Lodge, the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company acquired this company for approximately $12.0 million. The fair values of the assets acquired and the liabilities assumed in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations.” The Company used a third-party valuation firm to assist management in estimating these fair values. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets. “

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

NOTE 12—PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc. resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC parties vacating the PriceSmart warehouses by mid-April 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC will enter into a Put Agreement covering any of the 679,500 shares that PSC owns at the end of such period. The Put Agreement, in turn, will require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC may require the Company to purchase at $25 per share any of those shares which may remain unsold at the conclusion of that period. Edgar A. Zurcher, who had been a director of the Company since November 2000, is President and a director of PSC, S.A. As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.

Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were $17.85 million from available operating funds. Of this amount, $6.4 million was deposited into escrow and recorded as restricted cash, as final release of these funds is subject to performance by the PSC Parties of certain actions. Additional non-cash expenses pursuant to this agreement include the write-off of PSC related accounts receivable that total approximately $528,000.

In accordance with SFAS 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to the potential settlement of this pending litigation. The amount of the reserve was equal to management’s estimate of the potential impact of a global settlement on the Company’s consolidated net income.

In the second quarter of fiscal year 2008, as a result of the executed legal settlement, reserve amounts were recorded for costs associated with the settlement of approximately:

•

$1.2 million in additional settlement costs to the original $5.5 million estimated in fiscal year 2007 for costs determined to be period costs for both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•	$1.9 million in costs to record the initial valuation and expense for the Put described at item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•	$314,000 for costs associated with the change in the fair market value of the Put between February 8, 2008 and February 29, 2008.

•

In accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $17.0 million from additional paid in capital to the liability account, common stock subject to put agreement, pursuant to item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

The Company recorded an income tax benefit of approximately $1.7 million as a result of the $6.7 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.

Pursuant to the elements of the agreement described at items (ii) and (iv) above, the Company has recorded the following transactions:

•

The Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc., resulting in the Company being the sole owner of the PriceSmart Nicaragua business. The Company’s business combinations are accounted for under SFAS 141, “Business Combinations.” An acquisition of a minority interest in a subsidiary is considered a step acquisition. As of the date of the step acquisition the historical basis of the minority interest balance of the selling minority shareholder is reduced to the extent of the percentage interest sold. Net assets of the acquired business are recorded at their fair value at the date of the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The Company recorded the purchase of the remaining 49% minority interest of its Nicaragua subsidiary in February 2008. The consideration provided in connection with this acquisition consisted of $10.2 million. The purchase price of $10.2 million was allocated to minority interest for approximately $3.2 million and to goodwill for approximately $7.0 million, in accordance with SFAS 141.

•

The Company recorded the purchase of the acquisition from PSC of a land parcel at the Zapote, Costa Rica warehouse club site for $1.0 million. The Company also recorded the purchase of easement rights relating to properties adjacent to the PriceSmart warehouse club in Managua, Nicaragua for $250,000.

NOTE 13—UNCONSOLIDATED AFFILIATE

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

	As of February 29, 2008	As of August 31, 2007
Current assets	$—	$5,776
Noncurrent assets	$—	$5,788
Current liabilities	$—	$907
Noncurrent liabilities	$—	$129

	Six Months Ended
	February 29, 2008	February 28, 2007
Revenues	$—	$—
Cost of Goods Sold	$—	$—
Net income (loss)	$(35)	$(367)

NOTE 14—RELATED-PARTY TRANSACTIONS

Use of Private Plane: From time to time members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (Board member and employee of the Company). If the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Member of The Price Group (including Robert E. Price). This agreement was in place through February 23, 2007. The Company paid approximately $55,000 and $106,000 for the six months ended February 29, 2008 and February 28, 2007, respectively, for these services. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase their six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year. The Company still maintains an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Member of the Price Group (including Robert E. Price).

Relationships with Edgar Zurcher: Edgar Zurcher, who was a director of the Company from November 2000 until February 2008, is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $1,000 and $59,000 during the first six months of fiscal years 2008 and 2007, respectively.

Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $398,000 and $399,000 in rental income for this space during the first six months of fiscal years 2008 and 2007, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $148,000 and $139,000 of rental income in the first six months of fiscal years 2008 and 2007, respectively, for space leased to it by the Company. The Company also received approximately $441,000 in incentive fees on a co-branded credit card the Company has with Banco Promerica in the first six months of fiscal year 2007 and none in fiscal year 2008. In addition, the Company also received approximately $543,000 in Smart credit fees during the first six months of fiscal year 2007, and none in fiscal year 2008, related to the co-branded credit card with Banca Promerica. In the second quarter of fiscal year 2007, the Company received a one-time refund of approximately $500,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities (with the possible exception of the Dominican Republic) because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate and not renew the credit card services relationships between the parties notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations. Legal proceedings then commenced, by and against the Company. The parties subsequently agreed to settle their disputes in accordance with the terms of a Settlement Agreement and Release dated February 8, 2008. See Note 12 – PSC Settlement.

Relationships with Price Charities: During the first six months of fiscal year 2008, the Company sold approximately $9,000 of supplies to Price Charities a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any supplies to the charitable group in fiscal year 2007.

The Company believes that each of the related party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 15—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance based on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility. For the six month period ended February 29, 2008, the United States Operations operating income includes the $2.2 million charge related to Put agreement pursuant to the PSC Settlement (see Note 12).

	United States Operations	Central American Operations	Caribbean Operations	Total
Six Months Ended February 29, 2008
Total revenue	$740	$328,547	$214,968	$544,255
Asset impairment and closure cost	—	(97)	64	(33)
Operating income (loss)	(838)	14,793	6,944	20,899
Interest income	577	134	63	774
Interest expense	(2)	(230)	(297)	(529)
Income tax benefit (expense)	528	(2,864)	(2,269)	(4,605)
Income from continuing operations	270	11,524	4,371	16,165
Income from discontinued operations, net of tax	45	—	—	45
Depreciation and amortization	384	3,002	1,991	5,377
Goodwill	—	33,290	5,319	38,609
Assets of discontinued operations	1,540	—	—	1,540
Identifiable assets	50,455	242,865	132,750	426,070

Six Months Ended February 28, 2007
Total revenue	$299	$266,169	$167,886	$434,354
Asset impairment and closure cost	—	(283)	(380)	(663)
Operating income	2,611	10,196	4,025	16,832
Interest income	674	92	77	843
Interest expense	(234)	(103)	(108)	(445)
Income tax expense	(2,855)	(2,657)	(680)	(6,192)
Income from continuing operations	12	7,298	3,261	10,571
Discontinued operations, net of tax	46	—	—	46
Depreciation and amortization	295	2,745	1,718	4,758
Goodwill	—	26,243	5,459	31,702
Assets of discontinued operations	1,543	—	—	1,543
Identifiable assets	55,644	212,404	95,748	363,796

Year Ended August 31, 2007
Total revenue	$1,342	$541,866	$345,593	$888,801
Asset impairment and closure cost	—	(1,235)	(315)	(1,550)
Operating income	6,231	13,281	8,464	27,976
Interest income	1,292	221	115	1,628
Interest expense	(261)	(354)	(173)	(788)
Income tax expense	(3,930)	(6,905)	(1,502)	(12,337)
Income from continuing operations	428	5,666	6,689	12,783
Discontinued operations, net of tax	143	—	—	143
Depreciation and amortization	(684)	(5,408)	(3,357)	(9,449)
Goodwill	—	26,279	5,373	31,652
Assets of discontinued operations	1,380	—	—	1,380
Identifiable assets	60,753	225,263	109,403	395,419

NOTE 16—SUBSEQUENT EVENTS

PSC Settlement

The PSC Parties informed the Company as of March 31, 2008, that they had sold 199,789 shares of the 679,500 shares that are subject to potential put rights (as described in Note—12). As of the same date, the potential put rights with respect to the remaining balance of 479,711 shares have a fair market value of approximately $1.1 million. The change in fair value, as of this date, would result in a decrease of approximately $1.1 million to the amounts expensed in the provision for settlement of pending litigation, including subsequent changes in the fair value of the put agreement. Additionally, this would result in a decrease in the liability recorded as Common stock subject to put agreement by approximately $5.0 million.

Following the execution of certain sections of the settlement agreement, primarily related to the dismissal of pending litigation and a mutual release of all claims by the PSC parties (see Note 12), the Company authorized the escrow agent to release $3.15 million of the settlement funds in escrow to PSC, S.A. on April 2, 2008.

Commitments and Contingencies

On November 10, 2007 the Company entered into a lease agreement for a new primary distribution center in Medley, Florida. The Company will be relocating its current primary Distribution Center operations also located in Medley, Florida, to the new facility. The new facility consists of 126,767 rentable square feet (an approximate 40% increase versus the prior facility) and the term of the lease is for 124 calendar months with two renewal options. The total lease payments over the 124 month life of the lease are approximately $9.2 million. The lease commencement date (which was previously subject to certain conditions to be fulfilled by the landlord) has now been set and begins on April 3, 2008. When the Company surrenders the former premises, which shall be within sixty days after the April 3, 2008 lease commencement for the new premises, the total lease commitments that will terminate at the end of the sixty days are approximately $851,000.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended February 29, 2008 (fiscal year 2008) and February 28, 2007 (fiscal year 2007), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 29, 2008 and February 28, 2007, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 29, 2008)	Number of Warehouse Clubs in Operation (as of February 28, 2007)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	2	100%	Consolidated
Trinidad	3	2	95%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated

Totals	25	23

In November and December 2007, the Company opened its third warehouse club in each of Guatemala and Trinidad.

At the end of February 2008, the total number of the Company’s consolidated warehouse clubs in operation was 25, operating in 11 countries and one U.S. territory, compared to 23 operating in 11 countries and one U.S. territory at the end of February 2007. The average age of the 25 warehouse clubs in operation as of February 29, 2008 was 81 months and was 72 months for the 23 warehouse clubs included in operation as of February 28, 2007. The Company does not anticipate any additional warehouse club openings during fiscal year 2008.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

In general, the Company’s earnings improve and cash flows from operations increase as sales increase. Although the Company’s cost of goods sold is largely variable with sales, a significant portion of the Company’s selling, general and administrative expenses are fixed or rise relatively slowly in relationship to sales increases. Net warehouse sales levels and operating costs are impacted by economic factors in the Company’s markets including inflation, the effectiveness of the Company’s execution of its business model, and new warehouse openings. Management can positively influence sales and profits by buying and selling merchandise efficiently, pricing merchandise at attractive prices, expanding or re-configuring certain warehouse clubs to provide for expanded merchandise floor space, producing higher sales per square foot and judiciously opening new locations where appropriate. The Company currently is conducting feasibility studies at various locations for potential future warehouse stores. However, the Company has not set a target for any new warehouse openings.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Net warehouse club sales increased 27.1% to $288.2 million in the second quarter of fiscal year 2008, from $226.7 million in the second quarter of fiscal year 2007. In general, the Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate (in contrast to the U.S. retail market), a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. The second fiscal quarter includes the historically highest sales month of December. The Company reported that December sales in fiscal year 2008 grew 25.3% compared to December of fiscal year 2007. Approximately 60% of the sales growth experienced from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008 resulted from increased transactions. The other portion of sales growth is attributable to growth in the value of the average transaction by our members. A portion of the sales growth in the quarter as compared to the prior year resulted from having two additional clubs in operation – one, in Guatemala, was opened on November 14, 2007 and operated for the entirety of the fiscal quarter, and the other, in Trinidad, was opened on December 13, 2007. These two clubs accounted for approximately 600 basis points of the overall sales growth in the quarter. In addition, the month of February had 29 days, adding one more sales day in the quarter as compared to the second quarter of fiscal year 2007. The Company experienced year over year growth in every one of its 12 markets in the quarter. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates:

	Three Months Ended
	February 29, 2008		February 28, 2007
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Central America	$173,252	60.1%	$138,773	61.2%	$34,479	24.8%
Caribbean	114,964	39.9%	87,949	38.8%	27,015	30.7%

	$288,216	100.0%	$226,722	100.0%	$61,494	27.1%

Comparable warehouse club sales, which are for warehouse clubs open at least 13  1/2 full months, increased 19.8% for the 13-week period ended March 2, 2008, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13  1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 will not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the second quarter of fiscal year 2008 increased $9.1 million to $42.9 million, or 14.9% of net warehouse club sales, from $33.8 million, or 14.9% of net warehouse club sales. The increase in warehouse club gross profit margin dollars was primarily due to higher sales. As a percentage of sales, warehouse club gross profit margin in the second quarter of fiscal year 2008 was equal to that in the second quarter of fiscal year 2007 as year-on-year improvements in foreign currency exchange effects and cost improvements in merchandise distribution and shrink results were offset by targeted reductions in merchandise margins to provide greater value to PriceSmart members through lower prices. In the current quarter, the Company recorded $225,000 (.08% of sales) in foreign exchange-related gains compared to only $37,000 (.02% of sales) in foreign exchange-related gains in the second quarter of fiscal year 2007.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 17.6% to $4.0 million in the second quarter of fiscal year 2008 compared to $3.4 million in the second quarter of fiscal year 2007. As a percent of net warehouse club sales, membership income was 1.4% in the second quarter of 2008 compared to 1.5% in the second quarter 2007. The increase in membership income reflects both a 12% increase in the number of membership accounts and a 3% increase in the average membership fee collected as compared to a year ago. Total membership accounts at the end of February 2008 were approximately 573,000, an increase of approximately 63,000 accounts compared to the end of February 2007. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended February 2008 and February 2007 was 84%.

Export sales of $340,000 in the current quarter, compared to export sales of $171,000 in the second quarter of fiscal year 2007, resulted from direct sales to institutional customers (primarily retailers) in the Philippines for which the Company receives a margin of 5-6%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the second quarter of fiscal year 2008 was $1.3 million compared to $1.5 million in the same period a year ago. The decrease, is primarily a result of $500,000 in non-recurring income, recognized in the second quarter of fiscal year 2007, related to marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica.

Warehouse club operating expenses increased to $26.0 million, or 9.0% of net warehouse club sales, in the second quarter of fiscal year 2008, from $21.7 million, or 9.6% of net warehouse club sales, in the second quarter of fiscal year 2007. Higher payroll costs, primarily due to wage and benefit increases in the clubs added $1.8 million in expenses in the period compared to the prior year. Higher costs for credit card fees ($644,000) and supplies expense ($195,000) were primarily due to higher sales volumes. Utilities costs increased $576,000 from the same period last year as utility rates in many of our markets rise with the increasing cost of oil. Depreciation expense also increased $403,000, primarily due to the capital investments made in the Dominican Republic (Santo Domingo), Panama (Via Brasil), the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse club is located and the construction of two new warehouse clubs. The additional two clubs operating in the quarter, compared to the same period last year, accounted for approximately $1.3 million in total warehouse club operating expense growth.

General and administrative expenses were $7.9 million, or 2.7% of net warehouse club sales, in the second quarter of fiscal year 2008 compared to $6.9 million, or 3.0% of net warehouse club sales, in the second quarter of fiscal year 2007. The Company incurred increased costs related to salaries and related benefits for its corporate and U.S. buying operation totaling $302,000. Professional fees, primarily related to the pending litigation and ultimate settlement with the Promerica entities (see Item 1. Legal Proceedings) and tax consulting services resulted in increased costs of $535,000 in the second quarter of fiscal year 2008, compared the second quarter of fiscal year 2007.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the second quarter of fiscal year 2008 of $215,000 were primarily associated with the new warehouse club in Trinidad.

Asset impairment and closure costs for the second quarter of fiscal year 2008 were $14,000, compared to $472,000 in the second quarter of fiscal year 2007. While the costs in both periods are associated with the closed warehouse locations in Guatemala and the Dominican Republic, the decrease in expense from the prior to current year is a result of the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic in the fiscal year 2007.

Included in the results for the second quarter of fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of previously announced disputes pursuant to a Settlement Agreement and Release with PSC, S.A. and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In the second quarter of fiscal 2008, the Company recorded an additional pre-tax charge of $3.4 million, offset by a benefit to provision for income tax of $1.7 million, resulting in a net reduction in net income in the quarter of $1.7 million. Included in the pre-tax charge of $3.4 million, and not affecting the income tax benefit, is a charge of $2.2 million related specifically to the fair market value of put rights granted by the Company to PSC as part of the overall settlement. The closing price of the Company’s common stock on February 29, 2008 was $24.26. The Settlement Agreement and Release provides that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC will enter into a Put Agreement covering any of the 679,500 shares that PSC owns at the end of such period. The Put Agreement, in turn, will require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC may require the Company to purchase at $25.00 per share any of those shares which may remain unsold at the conclusion of that period. The value of the put rights was initially measured at February 8, 2008 (the date of the settlement) and modified as of February 29, 2008 (the end of the fiscal quarter) based on the closing price of PriceSmart’s common stock on that date using the Black-Scholes method of valuation and applied to 679,500 shares that were subject to the put rights. The Company will continue to employ “mark to market” accounting in valuing the put rights. If PSC is successful in selling all of the subject shares in the open market, or if PSC decides to hold those shares beyond the 120-day period and not exercise its put rights, then the Company will ultimately record no cost associated with the put and realize a $2.2 million gain in the Company’s third and/or fourth quarter of fiscal 2008, offsetting the charge taken in the current (second) quarter. Conversely, if PSC, having used commercially reasonable efforts to sell its shares of the Company’s common stock at or above a price of $25.00 per share during the 120 day period beginning February 8, 2008, were not able to sell all of the subject shares and elected to exercise its put rights, the Company would realize a charge equal to the difference between the then-market value of the shares and $25.00 applied to all of the unsold shares. This charge could be more or less than the charge already recorded and would result in either a further charge to the Company’s reported third quarter earnings or reversal of some portion of the charge already taken.

As of March 31, 2008, the closing price of PriceSmart common stock was $27.71 and the Company has been informed that 199,789 shares of PriceSmart common stock have been sold by PSC and are no longer subject to the put rights. As a result, the fair market value of the put rights was $1.1 million as of March 31, 2008, or $1.1 million less than the charge recorded in the second quarter.

Operating income for the second quarter of fiscal year 2008 was $10.7 million, or 3.7% of warehouse sales, compared to $9.6 million, or 4.2% of warehouse sales, in the second quarter of fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits. Interest income was $364,000 in the second quarter of fiscal year 2008, compared to $479,000 in the second quarter of fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in the current period, compared to a year ago, as well as lower average cash balances on deposit in the current period compared to last year.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $470,000 in the second quarter of fiscal year 2008 from $90,000 in the second quarter of fiscal year 2007. The Company entered into a long-term loan for $4.5 million US. Dollars and $9.0 million Barbados dollar (approximately U.S. $4.5 million) on November 15, 2007 to finance the acquisition of the Company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse club is located.

Tax expense for the second quarter of fiscal year 2008 was $0.9 million on pre-tax income of $10.5 million, as compared to $3.2 million of tax expense on pre-tax income of $9.9 million for the second quarter of fiscal year 2007. The decrease in the effective tax rate to 8.5% in the second quarter of fiscal year 2008 from 32.3% in the second quarter of fiscal year 2007 is the result of the net reversal of $1.0 million of income tax contingencies related to the closing of applicable statutes of limitation and a net tax benefit of approximately $1.7 million recorded due to the PSC Settlement. Additionally, certain subsidiaries generated pre-tax income for which cash taxes will not apply as the result of net operating loss utilization for which the Company currently has valuation allowances applied. The Company is assessing the need for certain of the valuation allowances based on profitability history and other factors, which may result in a reversal of such valuation allowance and a resulting credit to income in a future period.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $160,000 in the second quarter of fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $128,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

Income from continuing operations for the second quarter of fiscal year 2008 was $9.5 million, compared to $6.5 million in the same quarter last year.

Income from discontinued operations, net of tax represents consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In the second quarters of fiscal year 2008 and 2007, the Company recognized income of $27,000 and $28,000, respectively, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Net warehouse club sales increased 25.6% to $533.4 million in the first six months of fiscal year 2008, from $424.8 million in the first six months of fiscal year 2007. In general, the Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Each of the Company’s warehouse clubs recorded increases in sales from the first six months of fiscal year 2008, compared to the first six months of fiscal year 2007. The Company opened two new warehouse clubs in the period: one in Guatemala which opened on November 14, 2007, and one in Trinidad which opened on December 13, 2007. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Six Months Ended
	February 29, 2008		February 28, 2007
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Central America	$321,568	60.3%	$259,671	61.1%	$61,897	23.8%
Caribbean	211,837	39.7%	165,151	38.9%	46,686	28.3%

	$533,405	100.0%	$424,822	100.0%	$108,583	25.6%

Same-warehouse club sales, which include warehouse clubs open at least 13  1/2 full months, increased 21.0% for the 26 weeks ended March 2, 2008 compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13  1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 will not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first six months of fiscal year 2008 increased $16.2 million to $79.6 million, or 14.9% of net warehouse sales, from $63.4 million, or 14.9% of net warehouse sales in the prior period. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse club gross profit margin in the first six months of fiscal year 2008 was equal to that in the first six months of fiscal year 2007 as year-on-year improvements in foreign currency exchange effects and cost improvements in merchandise distribution and shrink results were offset by targeted reductions in merchandise margins to provide greater value to PriceSmart members through lower prices. In the current six month period, the Company recorded $809,000 (.16% of sales) in foreign exchange related gains, compared to a foreign exchange related loss of $123,000 (.03% of sales) in the same six month period of fiscal year 2007.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 14.9% to $7.7 million in the first six months of fiscal year 2008, compared to $6.7 million in the first six months of fiscal year 2007. As a percent of net warehouse club sales, membership income was 1.4% of sales in the current six month period, compared to 1.6% in the same six month period last fiscal year. Total membership accounts at the end of February 2008 were approximately 573,000, an increase of approximately 63,000 accounts compared to the end of February 2007. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended February 2008 and February 2007 was 84%.

Export sales were $707,000 for the first six months of fiscal year 2008, compared to export sales of $266,000 for the first six months of fiscal year 2007. The increase resulted primarily from the increase in direct sales to institutional customers (primarily retailers) in the Philippines in the current period for which the Company receives a margin of 5-6%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first six months of fiscal year 2008 was $2.4 million, compared to $2.6 million in the same period a year ago. Contributing to the decrease was $500,000 in non-recurring income recognized in the second quarter of fiscal year 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica.

Warehouse club operating expenses increased to $49.3 million, or 9.2% of net warehouse club sales, in the first six months of fiscal year 2008 from $42.0 million, or 9.9% of net warehouse club sales, in the first six months of fiscal year 2007. The increase in warehouse club operating expenses resulted from increased payroll related expenses ($2.8 million), higher bank and credit card fees primarily related to higher sales ($1.2 million), and increased operating costs for utilities, repair and maintenance, and supplies ($1.3 million). The Company also incurred increased marketing costs ($293,000) largely associated with the introduction of its new co-branded credit card in Central America and higher depreciation expense ($545,000) as a result of capital expenditures over the year, including the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart is located and the construction of two new warehouse clubs, Guatemala and Trinidad, which began operation in November and December, respectively. Across all spending categories, the addition of the two new warehouse clubs added a total of $1.4 million to warehouse club operating costs during the six month period compared to the first six months of fiscal year 2007.

General and administrative expenses were $15.2 million, or 2.8% of net warehouse club sales, in the first six months of fiscal year 2008, compared to $12.8 million, or 3.0% of net warehouse club sales, in the first six months of fiscal year 2007. The Company incurred increased costs ($643,000) for salaries and related benefits, including ex-pat costs, for the Company’s corporate headquarters and U.S. buying operation. Professional fees, primarily related to the pending litigation and ultimate settlement with the Promerica entities (see Item 1. Legal Proceedings) and tax consulting services resulted in increased costs of $1.2 million in the first six months of fiscal year 2008, compared to the first six months of fiscal year 2007. In addition, the first six months of fiscal year 2007 benefited from a $200,000 reserve in excess of estimated claims.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the current six month period of $987,000 were related to the opening of the two new warehouse clubs, Guatemala and Trinidad. Pre-opening expense of $255,000 in the prior six month period was primarily associated with the opening of the relocated San Pedro Sula, Honduras location.

Asset impairment and closure costs for the first six months of fiscal year 2008 were $33,000, compared to $663,000 in the first six months of fiscal year 2007. The decrease in expense from the prior to current year is a result of the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic recognized in the first six months of fiscal year 2007 and related to the original San Pedro Sula, Honduras club which was relocated to a new site and the original building subsequently sold.

Included in the results for the first six months of fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of previously announced disputes pursuant to a Settlement Agreement and Release with PSC, S.A. and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In the second quarter of fiscal 2008, the Company recorded an additional pre-tax charge of $3.4 million, offset by a benefit to provision for income tax of $1.7 million, resulting in a net reduction in net income in the quarter of $1.7 million. Included in the pre-tax charge of $3.4 million, and not affecting the income tax benefit, is a charge of $2.2 million related specifically to the fair market value of put rights granted by the Company to PSC as part of the overall settlement. The closing price of the Company’s common stock on February 29, 2008 was $24.26. The Settlement Agreement and Release provides that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC will enter into a Put Agreement covering any of the 679,500 shares that PSC owns at the end of such period. The Put Agreement, in turn, will require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC may require the Company to purchase at $25.00 per share any of those shares which may remain unsold at the conclusion of that period. The value of the put rights was initially measured at February 8, 2008 (the date of the settlement) and modified as of February 29, 2008 (the end of the fiscal quarter) based on the closing price of PriceSmart’s common stock on that date using the Black-Scholes method of valuation and applied to 679,500 shares that were subject to the put rights. The Company will continue to employ “mark to market” accounting in valuing the put rights. If PSC is successful in selling all of the subject shares in the open market, or if PSC decides to hold those shares beyond the 120-day period and not exercise its put rights, then the Company will ultimately record no cost associated with the put and realize a $2.2 million gain in the Company’s third and/or fourth quarter of fiscal 2008, offsetting the charge taken in the current (second) quarter. Conversely, if PSC, having used commercially reasonable efforts to sell its shares of the Company’s common stock at or above a price of $25.00 per share during the 120 day period beginning February 8, 2008, were not able to sell all of the subject shares and elected to exercise its put rights, the Company would realize a charge equal to the difference between the then-market value of the shares and $25.00 applied to all of the unsold shares. This charge could be more or less than the charge already recorded and would result in either a further charge to the Company’s reported third quarter earnings or reversal of some portion of the charge already taken.

As of March 31, 2008, the closing price of PriceSmart common stock was $27.71 and the Company has been informed that 199,789 shares of PriceSmart common stock have been sold by PSC and are no longer subject to the put rights. As a result, the fair market value of the put rights was $1.1 million as of March 31, 2008, or $1.1 million less than the charge recorded in the second quarter.

Operating income for the first six months of fiscal year 2008 was $20.9 million, or 3.9% of warehouse sales, compared to $16.8 million, or 4.0% of warehouse sales, in the first six months of fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $774,000 in the first six months of fiscal year 2008, compared to $843,000 in the first six months of fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in the current period compared to the year ago period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $529,000 in the first half of fiscal year 2008 from $445,000 in the first half of fiscal year 2007, resulting from an increase in debt held by the Company to finance the land purchase and subsequent construction of the new warehouse club in Guatemala and to finance the purchase of the company that had leased to the Company the real estate upon which the Barbados PriceSmart is located.

Tax expense for the first six months of fiscal year 2008 was $4.6 million on pre-tax income from continuing operations of $21.1 million, compared to $6.2 million of tax expense recorded in the first six months of fiscal year 2007 on a pre-tax income from continuing operations of $17.2 million. The decrease in the effective tax rate to 21.9% in the first six months of fiscal year 2008 from 36% in the first six months of fiscal year 2007 is the result of the net reversal of $1.0 million of income tax contingencies related to the closing of applicable statutes of limitation and a net tax benefit of approximately $1.7 million recorded due to the PSC settlement (see Note 12). Additionally, certain subsidiaries generated pre-tax income for which cash taxes will not apply as the result of net operating loss utilization for which the Company currently has valuation allowances applied. The Company is assessing the need for certain of the valuation allowances based on profitability history and other factors, which may result in a reversal of such valuation allowance and a resulting credit to income in a future period.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $290,000 in the first six months of fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $262,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

Income from continuing operations for the first half of fiscal year 2008 was $16.2 million, compared to $10.6 million in the same period last year.

Income from discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In the first six month periods of fiscal years 2008 and 2007, the Company recognized income of $45,000 and $46,000, respectively, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $25.9 million in consolidated cash and cash equivalents as of February 29, 2008 compared to $32.1 million in consolidated cash and cash equivalents as of August 31, 2007.

Net cash flows provided by operating activities were $15.4 million in the first six months of fiscal year 2008, compared to cash provided by operations of $15.7 million in the first six months of fiscal year 2007. The decrease was primarily driven by the fact that the increase of net income from operations of $5.6 million was offset by $2.8 million of net cash used in connection with the PSC Settlement, $1.7 million of additional application to working capital and other items.

Net cash used in investing activities was $34.3 million and $7.5 million in the first six months of fiscal years 2008 and 2007, respectively. In the first half of the current period, the additions to property and equipment totaled $16.4 million, primarily associated with the completion of the warehouse clubs in Guatemala and Trinidad. The Company used $10.2 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse. In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company generated approximately $4.8 million in cash from investing activities in the first six months of the fiscal year 2008, primarily from the sale of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras. In the first half of the fiscal year 2007, the additions to property and equipment totaled $7.6 million, primarily associated with the completion of construction of the Company’s San Pedro Sula warehouse, and the expansion of the Company’s Via Brasil location in Panama City, Panama.

Financing activities provided cash of $12.3 million in the first six months of fiscal year 2008, primarily as a result of acquiring bank loans for $9.6 million and the release of restricted cash previously held as collateral for bank loans of $8.0 million, offset by payments of $4.7 million for dividends. Financing activities resulted in a net cash use of $13.8 million in the first six months of fiscal 2007, primarily as a result of repaying the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million. The Company drew down from its available lines of short-term loans, with $4.7 million representing the total amount drawn down during the period.

Financing Activities

On November 15, 2007, the Company entered into a long-term loan of $4.5 million with Citibank N.A. and a loan of 9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars) with Citicorp Merchant Bank Ltd., to finance the purchase of the company that had leased to it the real estate and building upon which the Company’s Barbados warehouse club is located. In addition, the Company drew down $615,000 in additional short-term loans from its facilities in Guatemala. On February 13, 2008, the Company entered into an interest rate swap agreement with Citicorp Merchant Bank for a notional amount of $4.5 million. This swap agreement was entered into to fix the interest rate of the $4.5 million loan with Citibank N.A. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013).

Short-Term Borrowings and Long-Term Debt

As of February 29, 2008, the Company, together with its majority or wholly owned subsidiaries, had $3.9 million outstanding in short-term borrowings. As of August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $3.3 million in short-term borrowings.

Additionally, the Company has a bank credit agreement for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of February 29, 2008, there were no amounts outstanding or letters of credit issued under this facility.

As of February 29, 2008 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $17.4 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse clubs is located. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $19.5 million and $9.7 million as of February 29, 2008 and August 31, 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Contractual Obligations

As of February 29, 2008, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$17,387	$1,804	$3,640	$3,615	$8,328
Operating leases(2, 3)	106,569	7,290	13,784	12,269	73,226

Total	$123,956	$9,094	$17,424	$15,884	$81,554

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)

Amounts shown include $9.2 million in total lease payments for the lease of a new primary distribution center entered into on November 10, 2007 for property located in Medley, Florida. The lease commencement date begins on April 3, 2008. The total lease payments are scheduled to run over 124 months.

(3)

Amounts shown include $851,000 in total lease payments subsequent to sixty days after April 3, 2008 for the lease of its current primary distribution center operations also located in Medley, Florida, which will terminate within sixty days after the April 3, 2008 lease commencement of the new primary distribution center lease.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company’s consolidated financial condition and results of operations.

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

In the second quarter of fiscal year 2008, as a result of the executed legal settlement, reserve amounts were recorded for costs associated with the settlement of approximately:

•

$1.2 million in additional settlement costs to the original $5.5 million estimated in fiscal year 2007 for costs determined to be period costs for both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•	$1.9 million in costs to record the initial valuation and expense for the Put described at item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•	$314,000 for costs associated with the change in the fair market value of the Put between February 8, 2008 and February 29, 2008.

•

In accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $17.0 million from additional paid in capital to the liability account, common stock subject to put agreement, pursuant to item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

The Company recorded an income tax benefit of approximately $1.7 million as a result of the $6.7 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In the fiscal year 2007, when the Company accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 29, 2008, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at February 29, 2008 of approximately $45.8 million and $5.9 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of February 29, 2008, the Company has classified uncertain income tax positions as $6.5 million in long-term income taxes payable, $0.1 million in long-term deferred tax liabilities and $0.4 million as current income taxes payable. The classification of this liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an approximately $897,000 impairment charge in fiscal year 2007 to write-down the long-lived assets of the San Pedro Sula, Honduras location as a result of vacating the warehouse location and moving to another section of the city. The Company has not recorded any significant impairment charges during fiscal 2008.

Stock-Based Compensation: In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. A change in the model used or in the assumptions used in the Black-Scholes model could impact the expenses we record under SFAS 123R.

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108 on September 1, 2007 and no prior year misstatements were incurred; therefore, the adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial condition and operating results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application eand also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 beginning December 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 29, 2008, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For each of the quarters ended February 29, 2008 and February 28, 2007, approximately 79% of the Company’s net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

Despite the current weakness in the U.S. dollar, foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% between the end of the fiscal year ended August 31, 2002 and the end of the year ended August 31, 2003 and 13% (significantly higher at certain points of the year) between the year ended August 31, 2003 and the year ended August 31, 2004. There can be no assurance that the Company will not experience any other materially adverse effects on the Company’s business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries, as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $809,000 and ($123,000) for the six months ended February 29, 2008 and 2007, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were ($356,000) and $1.5 million for the six months and year ended February 29, 2008 and August 31, 2007, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of February 29, 2008:

Country/Territory	Number of Warehouse Clubs In Operation	Currency
Panama	4	U.S. Dollar
Costa Rica	4	Costa Rican Colon
Guatemala	3	Guatemalan Quetzal
Trinidad	3	Trinidad Dollar
Dominican Republic	2	Dominican Republic Peso
El Salvador	2	U.S. Dollar
Honduras	2	Honduran Lempira
Aruba	1	Aruba Florin
Barbados	1	Barbados Dollar
U.S. Virgin Islands	1	U.S. Dollar
Jamaica	1	Jamaican Dollar
Nicaragua	1	Nicaragua Cordoba Oro

Totals(1)	25

(1)	The Company does not anticipate any warehouse club openings during the fiscal year 2008.

ITEM 4.	CONTROLS AND PROCEDURES

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

The SEC issued a formal order of private investigation on January 8, 2004 to investigate the circumstances surrounding a financial restatement associated with fiscal year 2002 and the first three quarters of fiscal year 2003. The SEC issued subpoenas to the Company for the production of documents and took testimony, pursuant to subpoena, from several of the Company’s present and former employees. On February 26, 2008 the Company was advised by the Securities and Exchange Committee that it may consider the investigation to be closed.

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc. resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC parties vacating the PriceSmart warehouses by mid-April, 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC will enter into a Put Agreement covering any of the 679,500 shares that PSC owns at the end of such period. The Put Agreement, in turn, will require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC may require the Company to purchase at $25.00 per share any of those shares which may remain unsold at the conclusion of that period. Payments made by the Company pursuant to this Agreement for items (i), (ii), (iii), and (iv) totaled $17.85 million from available operating funds. Edgar A. Zurcher, a director of the Company since November 2000, is President and a director of PSC, S.A. As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.

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

The Company’s Annual Meeting of Stockholders was held on February 26, 2008, at the Company’s headquarters, 9740 Scranton Road, San Diego, CA, 92121. Stockholders of record at the close of business on January 7, 2008, were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 29,347,774 shares outstanding and entitled to vote. The matter presented for vote received the required votes for approval and had the following total votes for, against and withheld.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

	Votes For	Votes Against or Withheld
Gonzalo Barrutieta(1)	24,816,858	—
Murray L. Galinson	24,499,854	418,292
Katherine L. Hensley	24,816,720	101,426
Leon C. Janks	24,816,858	101,288
Lawrence B. Krause	24,816,727	101,419
Jose Luis Laparte	24,454,069	464,077
Jack McGrory	24,454,080	464,066
Robert E. Price	20,107,269	4,810,877
Keene Wolcott	24,494,267	423,879

(1)

Pursuant to the discretionary authority provided in the Proxy Statement mailed on January 22, 2008, the proxy holders voted the shares represented by the proxies for Gonzalo Barrutieta, the substitute nominee designated by the Board of Directors to replace one of the Board’s nominees, Edgar Zurcher, who became unavailable to serve as a Director.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2008.

10.2*	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.3*	Eighth Amendment to Employment Agreement between the Company and Jose Louis Laparte, dated January 1, 2008.

10.4*	Tenth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2008.

10.5*	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.6*	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin, dated January 1, 2008.

10.7*	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated January 1, 2008.

10.8	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.9

Settlement Agreement and Release entered into as of February 8, 2008 by and among PriceSmart, Inc. and PSMT entities (collectively known as PriceSmart) and PSC, S.A. and PSC entities (collectively known as “PSC Parties”).

10.10	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.11	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.12	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.
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

PRICESMART, INC.

Date:	April 9, 2008	By:	/s/ ROBERT E. PRICE
Robert E. Price Chief Executive Officer (Authorized Officer)

Date:	April 9, 2008	By:	/s/ JOHN M. HEFFNER
John M. Heffner Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)