Form 10-Q
period 2008-05-31
PRICESMART INC
filed 2008-07-10
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 29,694,461 shares of its common stock, par value $0.0001 per share, outstanding at July 2, 2008.

PRICESMART, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2008, the consolidated balance sheet as of August 31, 2007, the unaudited consolidated statements of income for the three and nine months ended May 31, 2008 and May 31, 2007, the unaudited consolidated statements of cash flows and unaudited stockholders’ equity for the nine months ended May 31, 2008 and May 31, 2007 are included elsewhere herein. Also included herein are notes to the unaudited consolidated financial statements.

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2008	August 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$26,107	$32,065
Short-term restricted cash	654	8,046
Receivables, net of allowance for doubtful accounts of $13 and $3 in 2008 and 2007, respectively	2,326	2,705
Merchandise inventories	112,162	95,979
Prepaid expenses and other current assets	18,299	15,777
Notes receivable – short term	2,137	—
Assets of discontinued operations	1,542	1,380

Total current assets	163,227	155,952
Long-term restricted cash	620	477
Notes receivable – long term	—	2,086
Property and equipment, net	199,910	179,985
Goodwill	38,953	31,652
Deferred tax assets	20,516	19,535
Other assets	3,450	3,732
Investment in unconsolidated affiliate	—	2,000

Total Assets	$426,676	$395,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5,245	$3,301
Accounts payable	90,300	80,633
Accrued salaries and benefits	7,787	6,962
Deferred membership income	7,739	6,634
Income taxes payable	2,544	4,593
Accrued reserve for settlement of litigation, including fair value of put agreement	194	5,500
Common stock subject to put agreement	1,693	—
Other accrued expenses	11,299	18,564
Dividend payable	4,751	4,678
Long-term debt, current portion	1,838	1,411
Liabilities of discontinued operations	95	151

Total current liabilities	133,485	132,427
Deferred tax liability	3,305	1,474
Deferred rent	2,094	1,977
Accrued closure costs	3,552	3,072
Long-term income taxes payable, net of current portion	5,842	—
Long-term debt, net of current portion	15,174	8,008

Total liabilities	163,452	146,958
Minority interest	345	3,145
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,215,700 and 29,815,435 shares issued and 29,694,461 and 29,339,211 shares outstanding (net of treasury shares), as of May 31, 2008 and August 31, 2007, respectively	3	3
Additional paid-in capital	370,850	369,848
Tax benefit from stock-based compensation	4,732	3,970
Accumulated other comprehensive loss	(12,418)	(12,343)
Accumulated deficit	(88,808)	(106,087)
Less: treasury stock at cost; 521,239 shares and 476,224 shares as of May 31, 2008 and August 31, 2007, respectively	(11,480)	(10,075)

Total stockholders’ equity	262,879	245,316

Total Liabilities and Stockholders’ Equity	$426,676	$395,419

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Revenues:
Sales:
Net warehouse club	$277,979	$219,515	$811,382	$644,337
Export	385	190	1,092	456
Membership income	4,094	3,559	11,811	10,221
Other income	1,207	1,048	3,628	3,652

Total revenues	283,665	224,312	827,913	658,666

Operating expenses:
Cost of goods sold:
Net warehouse club	236,074	185,762	689,918	547,220
Export	364	172	1,034	432
Selling, general and administrative:
Warehouse club operations	26,495	22,252	75,749	64,294
General and administrative	7,455	7,024	22,625	19,869
Preopening expenses	9	1	996	256
Asset impairment and closure costs	670	68	703	731
Provision (income) for settlement of litigation, including changes in fair value of put agreement	(2,042)	—	1,344	—

Total operating expenses	269,025	215,279	792,369	632,802

Operating income	14,640	9,033	35,544	25,864
Other income (expense):
Interest income	254	395	1,013	1,238
Interest expense	(437)	(129)	(950)	(574)
Other income (expense), net	(131)	(100)	(209)	(122)

Total other income (expense)	(314)	166	(146)	542

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	14,326	9,199	35,398	26,406
Provision for income taxes	(3,675)	(3,819)	(8,286)	(10,011)
Loss of unconsolidated affiliate	—	(99)	—	(282)
Minority interest	(76)	(75)	(368)	(337)

Income from continuing operations	10,575	5,206	26,744	15,776
Income from discontinued operations, net of tax	26	25	71	71

Net income	$10,601	$5,231	$26,815	$15,847

Basic income per share:
Continuing operations	$0.37	$0.18	$0.93	$0.55
Discontinued operations, net of tax	—	—	—	—

Net income	$0.37	$0.18	$0.93	$0.55

Diluted income per share:
Continuing operations	$0.36	$0.18	$0.91	$0.54
Discontinued operations, net of tax	—	—	—	—

Net income	$0.36	$0.18	$0.91	$0.54

Shares used in per share computations:
Basic	28,914	28,549	28,848	28,485

Diluted	29,224	29,250	29,316	29,206

Dividends per share	$0.00	$0.00	$0.32	$0.32

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2008	2007
OPERATING ACTIVITIES:
Income from continuing operations	$26,744	$15,776
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,365	7,232
Allowance for doubtful accounts	10	14
Closure costs	525	731
Loss on sale of property and equipment	197	(7)
Deposit to escrow account due to settlement of litigation	(100)	—
Provision for settlement of litigation	648	—
Deferred income taxes	851	841
Minority interest	368	337
Loss of unconsolidated affiliate	—	282
Stock-based compensation	1,774	1,376
Change in operating assets and liabilities:
Change in accounts receivable, prepaids, other current assets, accrued salaries, deferred membership and other accruals	(9,344)	(1,019)
Merchandise inventory	(16,183)	(12,778)
Accounts payable	9,663	1,835

Net cash provided by continuing activities	23,518	14,620
Net cash used in discontinued activities	(139)	(110)

Net cash provided by operating activities	23,379	14,510

INVESTING ACTIVITIES:
Additions to property and equipment	(20,453)	(22,337)
Deposits to escrow account for land acquisitions (including settlement of litigation)	(656)	—
Sale of property and equipment	2,897	49
Acquisition of business, net of cash acquired	(11,913)	—
Proceeds from sale of unconsolidated affiliate	2,000	—
Purchase of Nicaragua minority interest	(10,200)	—

Net cash used in continuing activities	(38,325)	(22,288)
Net cash (used in) provided by discontinued activities	(8)	114

Net cash used in investing activities	(38,333)	(22,174)

FINANCING ACTIVITIES:
Proceeds from bank borrowings	15,813	4,893
Repayment of bank borrowings	(5,608)	(19,871)
Release of (addition to) restricted cash	8,005	(170)
Proceeds from exercise of stock options	921	496
Tax benefit from exercise of stock options	762	451
Dividends paid	(9,463)	(4,663)
Purchase of treasury stock	(1,405)	(609)

Net cash provided by (used in) financing activities	9,025	(19,473)

Effect of exchange rate changes on cash and cash equivalents	(29)	(1,304)

Net decrease in cash and cash equivalents	(5,958)	(28,441)
Cash and cash equivalents at beginning of period	32,065	39,995

Cash and cash equivalents at end of period	$26,107	$11,554

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$420	$758
Income taxes	$7,487	$7,631
PSC Settlement expenses	$6,050	$—
Acquisition of land and permanent easement related to PSC Settlement	$1,125	$—

Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$4,751	$4,665

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2007 AND MAY 31, 2008

(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit from Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Less: Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Purchase of treasury stock	—	—	—	—	—	—	38	(609)	(609)
Issuance of restricted stock awards	164	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(12)	—	—	—	—	—	—	—	496
Exercise of stock options	82	—	496	—	—	—	—	—	426
Tax benefit from exercise of stock options	—	—	—	426	—	—	—	—	1,376
Stock-based compensation	—	—	1,376	—	—	—	—	—	—
Dividend payable to stockholders	—	—	—	—	—	(4,665)	—	—	(4,665)
Dividend paid to stockholders	—	—	—	—	—	(4,663)	—	—	(4,663)
Net income	—	—	—	—	—	15,847	—	—	15,847
Translation adjustment	—	—	—	—	73	—	—	—	73

Comprehensive income	—	—	—	—	—	—	—	—	15,920

Balance at May 31, 2007	29,638	$3	$366,004	$3,935	$(13,810)	$(103,157)	476	$(10,075)	$242,900

Balance at August 31, 2007	29,815	$3	$369,848	$3,970	$(12,343)	$(106,087)	476	$(10,075)	$245,316
Purchase of treasury stock	—	—	—	—	—	—	45	(1,405)	(1,405)
Issuance of restricted stock awards	350	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(11)	—	—	—	—	—	—	—	—
Exercise of stock options	62	—	921	—	—	—	—	—	921
Tax benefit from exercise of stock options	—	—	—	762	—	—	—	—	762
Stock-based compensation	—	—	1,774	—	—	—	—	—	1,774
Common stock subject to put agreement	—	—	(1,693)	—	—	—	—	—	(1,693)
Dividend payable to stockholders	—	—	—	—	—	(4,751)	—	—	(4,751)
Dividend paid to stockholders	—	—	—	—	—	(4,785)	—	—	(4,785)
Mark-to-market of interest rate swap	—	—	—	—	32	—	—	—	32
Net income	—	—	—	—	—	26,815	—	—	26,815
Translation adjustment	—	—	—	—	(107)	—	—	—	(107)

Comprehensive income	—	—	—	—	—	—	—	—	26,740

Balance at May 31, 2008	30,216	$3	$370,850	$4,732	$(12,418)	$(88,808)	521	$(11,480)	$262,879

See accompanying notes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 31, 2008

NOTE 1—COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2008, the Company had 25 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of May 31, 2008. The Company principally operates in three segments based on geographic area.

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of May 31, 2008:

	Ownership	Basis of Presentation
PriceSmart Aruba	90.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam	100.0%	Consolidated	(1)
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	100.0%	Consolidated
PriceSmart Nicaragua	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Trinidad	95.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated

(1)	Entity is treated as discontinued operations in the consolidated interim financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated interim financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash primarily consisted of deposits into escrow accounts for use in the settlement of the lawsuit filed by the PSC Parties (see Note 12—PSC Settlement). Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica and Panama for approximately $495,000 and a $125,000 deposit into an escrow account for use in the settlement of the lawsuit filed by the PSC Parties.

Restricted cash of approximately $8.0 million previously pledged as collateral for the Company’s revolving line of credit was released during the second quarter of fiscal year 2008.

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

Lease Accounting – Certain of the Company’s operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options in some locations when the Company believes it is reasonably assured that the renewal option in the underlying lease will be exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. In addition to the minimum annual payments, in certain locations, the Company pays additional rent based on a contractually stipulated percentage of sales. These certain rent amounts are not included in the minimum annual payments and are expensed when incurred.

Fair Value Measurements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, the Company measures the fair value of assets and liabilities on a non recurring basis. The Company measures fair value assets when impairment issues arise in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for business units (for goodwill impairment), cash derivatives utilized for interest rate swaps, and put contracts of stock utilized. The Company uses fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1) or significant other observable (Level 2) inputs, depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each footnote.

Goodwill – Goodwill, resulting from certain business combinations, totaled $39.0 million at May 31, 2008 and $31.7 million at August 31, 2007. The increase in goodwill was due to the addition of approximately $7.1 million of goodwill upon the acquisition of the remaining 49% minority interest in PSMT Nicaragua as part of the PSC Settlement (see Note 12—PSC Settlement), and $166,000 from the translation changes due to exchange rate changes for the first nine months of fiscal year 2008. The Company reviews previously reported goodwill at the individual business unit reporting level for impairment on an annual basis, or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheet in accumulated comprehensive income. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statement of income. Amounts recorded in accumulated comprehensive income are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 10—Interest Rate Swap.

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

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,”; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. During fiscal year 2007, the Company’s original San Pedro Sula, Honduras, location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city. The closure costs recorded in the first nine months of fiscal year 2008 relate to these warehouse clubs.

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

Common Stock Put Agreement – The Company has recorded in the second and third quarters of fiscal year 2008 a liability for common stock put agreement (see Note 12—PSC Settlement). The Company utilizes the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the Put agreement as part of the fair market valuation. The Company has recorded as a period expense the fair value of the put agreement granted as part of the legal settlement with the PSC Parties (see Note 12—PSC Settlement), determined as of May 31, 2008.

Foreign Currency Translation – In accordance with SFAS 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at weighted-average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction losses, including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the first nine months of the fiscal years 2008 and 2007 were approximately $515,000 and $1.5 million, respectively.

Stock-Based Compensation – As of May 31, 2008, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted SFAS 123R, “Share-Based Payment.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing approximately $6,000 and $287,000 for the three and nine month periods ended of May 31, 2007, respectively. As there were no unvested stock options outstanding that had been granted prior to the Company’s adoption of SFAS 123, no such expenses are recorded in fiscal year 2008. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its statement of cash flows, rather than as an operating cash flow as in prior periods.

In the third quarter of fiscal years 2008 and 2007, the Company recognized stock-based compensation expenses of $811,000 and $377,000, respectively. The stock-based compensation expense for the first nine months of fiscal year 2008 consists of $1.66 million for restricted stock grants, $13,000 for restricted stock units, and $98,000 for stock options. The stock-based compensation expense for the first nine months of fiscal year 2007 consists of $847,000 for restricted stock grants and $529,000 for stock options. The remaining unrecognized stock-based compensation expense related to unvested awards at May 31, 2008 was approximately $11.6 million and the weighted-average period of time over which this cost will be recognized is 3.3 years.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the first nine months of fiscal years 2008 and 2007 are provided in the following table (in thousands):

	Nine Months Ended May 31,
	2008	2007
Proceeds from stock options exercised	$921	$496
Tax benefit (expense) related to stock options exercised	$(65)	$165
Intrinsic value of stock options exercised	$854	$881

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2008 and 2007:

	Nine Months Ended May 31,
	2008	2007
Risk free interest rate	3.25%	4.85%
Expected life	5 years	5 years
Expected volatility	47.74%	45.88%
Expected dividend yield	1.2%	0%

The following table summarizes stock options outstanding as of May 31, 2008, as well as activity during the nine months then ended:

	Shares	Weighted- Average Exercise Price
Outstanding at August 31, 2007	374,815	$12.35
Options granted	8,000	23.61
Exercised	(61,685)	14.93
Forfeited or expired	(41,000)	32.03

Outstanding at May 31, 2008 (a)	280,130	$9.23

Exercisable at May 31, 2008	238,730	$8.84

(a)	At May 31, 2008, the weighted-average remaining contractual life of options outstanding was 1.32 years.

At May 31, 2008, and May 31, 2007 the aggregate intrinsic value of stock options outstanding and exercisable was $3.7 million and $883,000, respectively. (The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price).

The weighted-average grant date fair value of stock options granted during the first nine months of fiscal years 2008 and 2007 was $10.76 and $6.75 respectively.

Total restricted stock grant activity, relating to the Corporation’s 2002 Equity Participation Plan (the “2002 Plan”), was as follows for the first nine months of fiscal year 2008:

Grants
Outstanding at August 31, 2007	566,250
Granted	349,850
Cancelled	(11,270)
Vested/Exercised	(131,810)

Outstanding at May 31, 2008	773,020

On April 17, 2008 the Board of Directors authorized management to prepare an amendment to the Company’s 2001 Equity Participation Plan (the “2001 Plan”) to authorize the award of restricted stock units to Independent Directors, subject to approval by the Company’s stockholders at the next annual meeting of stockholders.

The Board granted 20,000 shares of the restricted stock units on April 17, 2008. These restricted stock units will vest at the rate of 20% per year commencing on March 29, 2008, subject to the above approval.

The Company has accounted for the restricted stock units (“RSU”) within its stock-based compensation calculation. The Company has not included outstanding RSUs for determining the balance of shares issued, average common shares outstanding and the dilutive average of common stock outstanding.

Total restricted stock units activity, relating to the 2001 Plan, was as follows for the first nine months of fiscal year 2008:

RSU
Outstanding at August 31, 2007	—
Granted*	20,000

Outstanding at May 31, 2008	20,000

*	Pending approval of amendment to 2001 Plan by the Company’s stockholders.

The Company repurchased from employees 45,015 shares of common stock for approximately $1.4 million based on the stock price at that date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants.

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statutes of limitations, or upon occurrence of other events.

As required, through August 31, 2007, the Company recorded its accrual for uncertain tax positions based upon SFAS 5, “Accounting for Contingencies,” which required the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions if it were probable the Company would be required to pay such additional taxes. Effective September 1, 2007, the Company was required to adopt and implement the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of February 29, 2008 and May 31, 2008, the Company had $15.7 million and $16.0 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $7.0 million and $7.5 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company did not record a cumulative effect adjustment to retained earnings related to the implementation of FIN 48. While adoption of FIN 48 did not impact the amount of the Company’s accrual for uncertain tax positions, it did impact the manner in which such accrual is classified in the Company’s consolidated financial statements. In connection with the implementation of FIN 48, the Company now records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitations will expire in the following 12 months. The Company classifies these liabilities as current if it expects to settle them in cash in the next 12 months. As of May 31, 2008, the Company has classified uncertain income tax positions as $5.8 million in long-term income taxes payable and $1.8 million in long-term deferred tax liabilities.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. As of May 31, 2008, the company reduced the long-term income taxes payable by $300,000 as the result of a lapse in the underlying statute of limitations. The lapse of statutes of limitations in the 12-month period ending May 31, 2009 is expected to result in a reduction to long-term income taxes payable totaling $2.9 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income taxes payable caption on the consolidated balance sheet. As of February 29, 2008 and May 31, 2008, the Company had accrued $2.7 million and $3.3 million respectively, for the payment of interest and penalties. Primarily as the result of quarterly increases to the estimates of penalties and interest, interest expense accrued primarily as a result of income tax matters, before income tax benefit, for the quarter ended May 31, 2008, was a net increase of (i.e., increase of expense) of $600,000.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As the result of tax net operating loss carry forwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2002. A lapse in these statutes will result in a beneficial impact on the effective tax rate.

Accounting Pronouncements – In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements however, the Company does not expect that this Statement will result in a change in current practice.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2008	August 31, 2007
Cash and cash equivalents	$162	$45
Accounts receivable, net	483	441
Prepaid expenses and other current assets	1	6
Other assets	896	888

Assets of discontinued operations	$1,542	$1,380

Accrued expenses	$95	$151

Liabilities of discontinued operations	$95	$151

The Company’s former Guam operation has a deferred tax asset of $2.6 million, primarily generated from NOLs. This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use due to the Company’s Section 382 change of ownership in October 2004.

The following table sets forth key components of income from the discontinued operations of the closed warehouse clubs in Guam and the Philippines, (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income from discontinued operations	26	25	71	71
Income tax (provision) benefit	—	—	—	—

Income from discontinued operations	$26	$25	$71	$71

The pre-tax income from discontinued operations of $71,000, for both the nine months ended May 31, 2008 and May 31, 2007 is the net result of the subleasing activity in Guam.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2008	August 31, 2007
Land	$63,667	$58,924
Building and improvements	130,290	109,706
Fixtures and equipment	73,668	66,275
Construction in progress	3,819	10,790

	271,444	245,695
Less: accumulated depreciation	(71,534)	(65,710)

Property and equipment, net	$199,910	$179,985

Building and improvements includes net capitalized interest of $1.3 million as of May 31, 2008 and August 31, 2007.

In October 2007 (fiscal year 2008), the Company acquired the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $12.0 million. This acquisition contributed the following property and equipment (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85

Total property and equipment	$11,998

In the first nine months of fiscal year 2008, the Company also capitalized approximately $20.5 million in building and improvements, fixtures and equipment and construction in progress, primarily related to the new warehouse club openings in Guatemala (November 2007) and Trinidad (December 2007) and continued improvements in the Company’s other warehouse club locations.

NOTE 5—EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and rights) except where the inclusion is anti-dilutive (in thousands, except per share data):

	Three Months Ended		Nine Months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net income	$10,601	$5,231	$26,815	$15,847
Determination of shares:
Average common shares outstanding	28,914	28,549	28,848	28,485
Assumed conversion of:
Stock options	129	129	138	135
Put option(1)	—	—	—	—
Restricted stock grant(2)	181	572	330	586

Diluted average common shares outstanding	29,224	29,250	29,316	29,206
Net income:
Basic income per share	$0.37	$0.18	$0.93	$0.55
Diluted income per share	$0.36	$0.18	$0.91	$0.54

(1)	The effect of the put agreement entered into as part of the settlement with the PSC Parties (see Note 12) was anti-dilutive during the period. Therefore, no values were reflected in the computation of diluted earnings per share.
(2)	Restricted stock was issued to certain employees in the first nine months of fiscal years 2008 and 2007, and in the third quarter of fiscal year 2007. The dilutive effect of the restricted stock issued for the first nine months of fiscal years 2008 and 2007 is 3,706 and 976, respectively. The dilutive effect of the restricted stock issued in the third quarter of fiscal year 2007 is 1,696.

NOTE 6—DIVIDENDS

On January 24, 2008, the Company’s Board of Directors declared a cash dividend in the total amount of $0.32 per share, of which $0.16 per share was paid on April 30, 2008 to stockholders of record as of the close of business on April 15, 2008 and $0.16 per share is payable on October 31, 2008 to stockholders of record as of the close of business on October 15, 2008.

On February 7, 2007, the Company’s Board of Directors declared a cash dividend, in the total amount of $0.32 per share, of which $0.16 per share was paid on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share was paid on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007.

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

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of May 31, 2008 is as follows (in thousands):

	Liability as of August 31, 2007		Charged to Expense		Cash paid	Liability as of May 31, 2008
Lease obligations	$3,226	(1)	640	(3)	(115)	$3,751	(2)
Other associated costs	—		63		(63)	—

Total	$3,226		703		(178)	$3,751

(1)	Amount includes approximately $3.1 million of Accrued closure costs and $154,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of August 31, 2007.
(2)	Amount includes approximately $3.6 million of Accrued closure costs and $199,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of May 31, 2008.
(3)	The Company received a rental increase on March 1, 2008, for the property sub-leased in Guatemala. The effect of this rental increase was an increase to the closure cost expense and lease obligation of $640,000.

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

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

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. As of May 31, 2008 and August 31, 2007, the Company had recorded within other accrued expenses a total of $2.8 million and $3.4 million, respectively, for various tax contingencies unrelated to income tax.

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of May 31, 2008, the Company has classified uncertain income tax positions as $5.8 million in long-term income taxes payable and $1.8 million in long-term deferred tax liabilities. The classification of this liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.

Except where indicated otherwise above, a reasonable estimate of the possible loss or range of loss cannot be made at this time for the matters described. It is possible that an unfavorable outcome of some or all of the matters, however unlikely, could result in a charge that might be material.

NOTE 9—SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2008 and August 31, 2007, the Company, together with its majority or wholly-owned subsidiaries, had $5.2 million and $3.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.8% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expires during the year and is typically renewed. As of May 31, 2008 and August 31, 2007, the Company had approximately $2.1 million and $3.9 million available on these facilities, respectively.

Additionally, the Company has a bank credit agreement for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2008, letters of credit totaling $900,000 were outstanding under this facility, leaving availability under this facility of $9.1 million.

As of May 31, 2008 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had approximately $17.0 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the nine month period primarily relates to a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse club is located. This arrangement consists of two underlying loans, one for $4.5 million U.S. dollars and the other for $9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars). On February 13, 2008, the Company entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million as disclosed in Note 10. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $18.7 million and $9.7 million as of May 31, 2008 and August 31, 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

NOTE 10—INTEREST RATE SWAP

On February 13, 2008, the Company entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate of the $4.5 million loan for the loan obtained in Barbados dollars, as disclosed in Note 9. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million of term loan debt and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. Since the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap each semester is paid to or received from Citibank NA.

As of May 31, 2008, the total notional amount of the Company’s receive-variable/pay-fixed interest rate swap, which was designated as an effective hedge, was $4.3 million. The fair market value recorded in Accumulated Other Comprehensive income was approximately $32,000.

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

In October 2007, the Company acquired all of the common shares of Regan Lodge, the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company acquired this company for approximately $12.0 million. The fair values of the assets acquired and the liabilities assumed in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations.” The Company used a third-party valuation firm to assist management in estimating these fair values. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

NOTE 12—PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc. resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC parties vacating the PriceSmart warehouses by mid-April 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, would require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC could require the Company to purchase at $25 per share any of those shares which may remain unsold at the conclusion of that period. Edgar A. Zurcher, who had been a director of the Company since November 2000, is President and a director of PSC, S.A. As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.

As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. The Put Agreement required PSC to use commercially reasonable efforts to sell these remaining shares during a 60 day period commencing as of the date of the Put Agreement. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold. On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.

Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were $17.85 million from available operating funds. Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds is subject to performance by the PSC Parties of certain actions. Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that total approximately $528,000.

In accordance with SFAS 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to the potential settlement of this pending litigation. The amount of the reserve was equal to management’s estimate of the potential impact of a global settlement on the Company’s consolidated net income.

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•

For the three and nine months ended May 31, 2008, additional reserves of approximately $50,000 and $1.25 million were recorded for costs associated with the settlement respectively, for costs incurred in excess of the initial $5.5 million reserve established in fiscal year 2007, for both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

For the three months ended May 31, 2008, the Company recorded a $2.1 million reversal of a reserve previously established in connection with the put arrangement, and for the first nine months of fiscal year 2008 the Company recorded $94,000 in costs to record the fair value of the put arrangement.

•

As of May 31, 2008, in accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $1.7 million from additional paid in capital to a liability account, common stock subject to put agreement, pursuant to item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

In the first nine months of fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the $6.75 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.

Pursuant to the elements of the agreement described at items (ii) and (iv) above, the Company has recorded the following transactions:

•

The Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc., resulted in the Company being the sole owner of the PriceSmart Nicaragua business. The Company’s business combinations are accounted for under SFAS 141, “Business Combinations.” An acquisition of a minority interest in a subsidiary is considered a step acquisition. As of the date of the step acquisition, the historical basis of the minority interest balance of the selling minority shareholder is reduced to the extent of the percentage interest sold. Net assets of the acquired business are recorded at their fair value at the date of the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The Company recorded the purchase of the remaining 49% minority interest of its Nicaragua subsidiary in February 2008. The consideration provided in connection with this acquisition consisted of $10.2 million. The purchase price of $10.2 million was allocated to minority interest for approximately $3.1 million and to goodwill for approximately $7.1 million, in accordance with SFAS 141.

•

The Company recorded the purchase of the acquisition of a land parcel at the Zapote, Costa Rica warehouse club site from PSC for $1.0 million. The Company also recorded the purchase of easement rights relating to properties adjacent to the PriceSmart warehouse club in Managua, Nicaragua for $250,000.

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

	As of May 31, 2008	As of August 31, 2007
Current assets	$—	$5,776
Noncurrent assets	$—	$5,788
Current liabilities	$—	$907
Noncurrent liabilities	$—	$129

	Nine Months Ended
	May 31, 2008	May 31, 2007
Revenues	$—	$—
Cost of Goods Sold	$—	$—
Net loss	$(35)	$(564)

NOTE 14—RELATED-PARTY TRANSACTIONS

Use of Private Plane: From time to time members of the Company’s management has had access to use private planes covered within an “original use agreement” and a secondary “Citation XLS aircraft agreement”. The planes used with respect to these agreements are owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) and are used by the Company to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (Board member and employee of the Company). The “original use agreement” was in place through February 23, 2007 and covered the use of all planes. After February 23, 2007 this agreement continued in place for all planes with the exception of the Citation XLS Aircraft which is now covered under a separate “Citation XLS aircraft agreement” Under the “original use agreement” if the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses incurred by PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel, the Company has an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a member of the Price Group (including Robert E. Price). The Company paid approximately $77,000 and $145,000 for the nine months ended May 31, 2008 and May 31, 2007, respectively, for these services. On February 23, 2007, the Company entered into the “Citation XLS aircraft agreement” with PFD Ivanhoe to purchase its six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008 (see Note 12 – PSC Settlement). The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first six months of fiscal year 2008 and the first nine months of fiscal year 2007. Mr. Zucher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $1,000 and $67,000 during the first six months of fiscal year 2008 and the first nine months of fiscal year 2007, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $398,000 and $564,000 in rental income for this space during the first six months of fiscal year 2008 and the first nine months of fiscal year 2007, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $148,000 and $208,000 of rental income during the first six months of fiscal year 2008 and the first nine months of fiscal year 2007, respectively, for space leased to it by the Company. The Company also received approximately $595,000 in incentive fees on a co-branded credit card the Company had with Banco Promerica during the first nine months of fiscal year 2007. No incentive fees were recorded in fiscal year 2008. In addition, the Company also received approximately $811,000 in Smart Credit fees during the first nine months of fiscal year 2007 related to the co-branded credit card with Banco Promerica. No Smart Credit fees were received in fiscal year 2008. In the second quarter of fiscal year 2007, the Company received a one-time refund of approximately $483,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate and not renew the credit card services relationships between the parties notwithstanding expiration of the credit card services agreements by their terms, and threatened to take legal action if the Company proceeded with the terminations. Legal proceedings then commenced, by and against the Company. The parties subsequently agreed to settle their disputes in accordance with the terms of a Settlement Agreement and Release dated February 8, 2008 (See Note 12- PSC Settlement).

Relationships with Price Charities: During the first nine months of fiscal year 2008, the Company sold approximately $38,000 of supplies to Price Charities a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any supplies to the charitable group in fiscal year 2007.

The Company believes that each of the related-party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 15—SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance based on operating income. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company’s reportable segments are based on management responsibility. For the nine month period ended May 31, 2008, the United States, Central American and Caribbean Operations operating income includes $94,000, $1.1 million, and $110,000 charge related to the settlement litigation and the Put agreement pursuant to the PSC Settlement, respectively (see Note 12 – PSC Settlement).

	United States Operations	Central American Operations	Caribbean Operations	Total
Nine Months Ended May 31, 2008
Total revenue	$1,140	$498,073	$328,700	$827,913
Asset impairment and closure cost	—	(799)	96	(703)
Operating income	2,396	21,700	11,448	35,544
Interest income	752	193	68	1,013
Interest expense	—	(496)	(454)	(950)
Income tax benefit (expense)	366	(5,574)	(3,078)	(8,286)
Income from continuing operations	3,514	15,414	7,816	26,744
Income from discontinued operations, net of tax	71	—	—	71
Depreciation and amortization	555	4,636	3,174	8,365
Goodwill	—	33,639	5,314	38,953
Assets of discontinued operations	1,542	—	—	1,542
Identifiable assets	43,595	245,990	137,091	426,676

Nine Months Ended May 31, 2007
Total revenue	$768	$402,946	$254,952	$658,666
Asset impairment and closure cost	—	(352)	(379)	(731)
Operating income	5,113	14,297	6,454	25,864
Interest income	1,004	134	100	1,238
Interest expense	(237)	(185)	(152)	(574)
Income tax expense	(4,401)	(4,489)	(1,121)	(10,011)
Income from continuing operations	1,196	9,344	5,236	15,776
Discontinued operations, net of tax	71	—	—	71
Depreciation and amortization	484	4,196	2,552	7,232
Goodwill	—	26,295	5,432	31,727
Assets of discontinued operations	1,661	—	—	1,661
Identifiable assets	40,988	215,209	105,812	362,009

Year Ended August 31, 2007
Total revenue	$1,342	$541,866	$345,593	$888,801
Asset impairment and closure cost	—	(1,235)	(315)	(1,550)
Operating income	6,231	13,281	8,464	27,976
Interest income	1,292	221	115	1,628
Interest expense	(261)	(354)	(173)	(788)
Income tax expense	(3,930)	(6,905)	(1,502)	(12,337)
Income from continuing operations	428	5,666	6,689	12,783
Discontinued operations, net of tax	143	—	—	143
Depreciation and amortization	(684)	(5,408)	(3,357)	(9,449)
Goodwill	—	26,279	5,373	31,652
Assets of discontinued operations	1,380	—	—	1,380
Identifiable assets	60,753	225,263	109,403	395,419

NOTE 16—SUBSEQUENT EVENTS

PSC Settlement

The PSC Parties informed the Company on June 11, 2008 that as of June 9, 2008 64,739 shares remain unsold and that it intended to exercise its right under the Put Agreement with respect to those remaining shares. The aggregate purchase price for the 64,739 shares subject to the put will be approximately $1.6 million. As of June 9, 2008, the potential put rights with respect to the remaining balance of 64,739 shares have a fair market value of approximately $120,000. The change in fair value, as of this date, would result in an increase of approximately $26,000 to the amounts expensed in the provision for settlement of pending litigation, including subsequent changes in the fair value of the put agreement as of May 31, 2008. Additionally, this would result in a decrease in the liability recorded as Common stock subject to put agreement by approximately $75,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would” and similar expressions, and the negative thereof. Forward-looking statements are not guarantees of performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries and competition, as well as those risks described in the Company’s reports filed with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, including the risk factors referenced in the Company’s Annual Report on Form 10-K, filed on November 29, 2007 for the fiscal year ended 2007. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2008 (fiscal year 2008) and May 31, 2007 (fiscal year 2007), and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2008 and May 31, 2007, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2008)	Number of Warehouse Clubs in Operation (as of May 31, 2007)	Ownership	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	2	100%	Consolidated
Trinidad	3	2	95%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Aruba	1	1	90%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated

Totals	25	23

In November and December 2007, the Company opened its third warehouse club in each of Guatemala and Trinidad.

At the end of May 2008, the total number of the Company’s consolidated warehouse clubs in operation was 25, operating in 11 countries and one U.S. territory, compared to 23 operating in 11 countries and one U.S. territory at the end of May 2007. The average age of the 25 warehouse clubs in operation as of May 31, 2008 was 84 months and was 75 months for the 23 warehouse clubs included in operation as of May 31, 2007. The Company does not anticipate any additional warehouse club openings during fiscal year 2008.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

In general, the Company’s earnings improve and cash flows from operations increase as sales increase. Although the Company’s cost of goods sold is largely variable with sales, a portion of the Company’s selling, general and administrative expenses rise relatively slowly in relation to sales increases. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales. Looking forward to the next several quarters, the following items are likely to have an impact on business and the results of operations:

General Economic Factors

•

Global increases in fuel and food prices may reduce PriceSmart members’ discretionary purchasing power. This would result in lower sales for the Company, particularly in high ticket or discretionary items.

•

Many PriceSmart markets are susceptible to foreign exchange rate volatility. Exchange rate changes either increase or decrease the cost of imported products. Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. The Company purchases these goods in dollar-denominated transactions. In general, local currencies in PriceSmart markets have gradually declined relative to the dollar. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products, and appreciation in local currencies make imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

•

Inflation rates have been increasing in certain markets, with the highest annual rate being in Nicaragua at a reported 16% per year. Inflation has had and may continue to have a positive impact on Company sales, particularly basic food commodities. However, inflation also increases the Company’s cost of goods sold and operating expenses, particularly wages and utilities.

Current and Future Management Actions

•

The Company’s strategy is to continually seek ways to reduce prices for its members. This involves improving purchasing and lowering operating expenses. The strong growth in sales that the Company has experienced during the last three years has improved the Company’s buying power and has resulted in leveraging of costs. This allows for reduced prices, thereby providing better value to PriceSmart members.

•

The Company recently signed a lease for and taken possession of a larger dry distribution center in Miami, Florida. The additional space will permit the Company to more efficiently service the PriceSmart locations and to realize efficiencies in distribution operating expenses. The Company is evaluating the requirements for its frozen and refrigerated distribution center, which may result in relocation to a larger facility.

•

The Company continues to introduce its co-branded credit card to PriceSmart members in Central America. The Company anticipates that as more members obtain and use the card, there will be additional reductions in banking fee expenses. Also, the Company is working on an agreement to introduce a co-branded credit card to the PriceSmart locations in the Caribbean to reduce warehouse expenses and to provide a benefit to PriceSmart members.

•

Based on the success of previously expanding the size of certain PriceSmart warehouse clubs, four additional PriceSmart warehouse clubs, in Aruba, Barbados, Nicaragua and Trinidad, are planned to be expanded by an average of 7,500 square feet each. These expansions will result in larger sales and storage areas to support additional sales.

•

The Company continues to evaluate sites for additional PriceSmart locations. Although a specific target for new warehouse club openings in fiscal year 2008 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets. The Company will announce plans to open new warehouse clubs if and when suitable sites are identified.

•

The Company’s policy is to own its real estate wherever possible because of the lower operating expenses associated with ownership and because PriceSmart’s successful business enhances real estate values. In that regard, the Company considers purchasing additional land adjacent to new PriceSmart locations for commercial real estate development both as a profit center and to complement the PriceSmart business format.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007

Net warehouse club sales increased 26.6% to $278.0 million in the third quarter of fiscal year 2008, from $219.5 million in the third quarter of fiscal year 2007. In general, the Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate (in contrast to the U.S. retail market), a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the clubs. Approximately 70% of the sales growth experienced from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008 resulted from increased transactions. The other portion of sales growth is attributable to growth in the value of the average transaction by our members. Sales growth in the quarter as compared to the prior year was also a result from having two additional clubs in operation – one, in Guatemala, which opened on November 14, 2007 and the other, in Trinidad, which opened on December 13, 2007. These two clubs accounted for approximately 680 basis points of the overall sales growth in the quarter. The Company experienced year-over-year growth in every one of its 12 markets in the third quarter of fiscal year 2008.

The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates:

	Three Months Ended
	May 31, 2008		May 31, 2007
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Central America	$165,940	59.7%	$133,839	61.0%	$32,101	24.0%
Caribbean	112,039	40.3%	85,676	39.0%	26,363	30.8%

	$277,979	100.0%	$219,515	100.0%	$58,464	26.6%

Comparable warehouse club sales, which are for warehouse clubs open at least 13  1/2 full months, increased 19.0% for the 13-week period ended June 1, 2008, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13  1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 will not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the third quarter of fiscal year 2008 increased $8.2 million to $41.9 million, or 15.1% of net warehouse club sales, from $33.8 million, or 15.4% of net warehouse club sales. The increase in warehouse club gross profit margin dollars was primarily due to higher sales. As a percentage of sales, warehouse club gross profit margin in the third quarter of fiscal year 2008 was 30 basis points lower than, in the third quarter of fiscal year 2007. Targeted reductions in merchandise margins to provide greater value to PriceSmart members through lower prices were partially offset by year-on-year improvements in foreign currency exchange effects and cost improvements in merchandise distribution and shrink results.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.0% to $4.1 million in the third quarter of fiscal year 2008 compared to $3.6 million in the third quarter of fiscal year 2007. As a percent of net warehouse club sales, membership income was 1.5% in the third quarter of fiscal year 2008 compared to 1.6% in the third quarter of fiscal year 2007. The increase in membership income reflects both a 12% increase in the number of membership accounts and a 3% increase in the average membership fee collected as compared to a year ago. Total membership accounts at the end of May 2008 were approximately 586,000, an increase of approximately 63,000 accounts compared to the end of May 2007. The membership renewal rate for the 12 months ended May 31, 2008 and May 31, 2007 was 83%.

Export sales of $385,000 in the current quarter, compared to export sales of $190,000 in the third quarter of fiscal year 2007, resulted from direct sales to institutional customers (primarily retailers) in the Philippines for which the company receives a margin of 5-6%.

Other income consists of commission revenue, rental income, advertising revenue, construction management revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the third quarter of fiscal year 2008 was $1.2 million compared to $1.0 million in the same period a year ago.

Warehouse club operating expenses increased to $26.5 million, or 9.5% of net warehouse club sales, in the third quarter of fiscal year 2008, from $22.3 million, or 10.1% of net warehouse club sales, in the third quarter of fiscal year 2007. The additional two clubs operating in the quarter, compared to the same period last year, accounted for approximately $1.4 million in total warehouse club operating expense growth. For the remaining comparable warehouse clubs, higher payroll costs, primarily due to wage and benefit increases in the warehouse clubs, added $1.3 million in expenses in the period compared to the prior year. Higher costs for credit card fees ($407,000) and supplies expense ($130,000) were primarily due to higher sales volumes. Utilities costs increased $552,000 from the third quarter of fiscal year 2007 as utility rates in many of our markets rise with the increasing cost of oil. Depreciation expense also increased $311,000, primarily due to the capital investments made in the Dominican Republic (Santo Domingo), Panama (Via Brasil), and the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse club is located.

General and administrative expenses were $7.5 million, or 2.7% of net warehouse club sales, in the third quarter of fiscal year 2008 compared to $7.0 million, or 3.2% of net warehouse club sales, in the third quarter of fiscal year 2007. The Company incurred increased costs related to salaries and related benefits for its corporate and U.S. buying operation totaling $302,000. In addition, stock-based compensation expense related to stock grants increased $224,000 to $601,000 in the third quarter of fiscal year 2008 compared to $370,000 in the same period last year.

Asset impairment and closure costs for the third quarter of fiscal year 2008 were $670,000, compared to $68,000 in the third quarter of fiscal year 2007. The increase in expense from the prior to the current year relates to a $640,000 non-cash charge to recognize a decrease in net present value of future cash flows over the remaining lease life for the closed but subleased Plaza Guatemala location as a result of a rent increase to the Company from the landlord.

The Company recorded a credit of $2.1 million in the third quarter of fiscal year 2008 based on the re-measured fair value of the put rights granted to PSC, S.A. and related entities as of May 31, 2008 and costs incurred as part of the PSC legal settlement. A total of 64,739 shares of PriceSmart, Inc. common stock from the original 679,500 shares that were subject to the put right were not sold during the period from February 8, 2008 to May 31, 2008. Applying the Black-Scholes method of valuation to the remaining shares at the May 31, 2008 closing stock price of $23.45, the fair value of the put right at the end of the third quarter of fiscal year 2008 was $94,000. The Company had recorded a charge of $2.2 million in the second quarter of fiscal 2008 to reflect the fair value of the put rights at the end of that quarter. The put right expired on June 9, 2008, and the Company agreed to acquire the remaining 64,739 shares at a price of $25.00. In the fourth quarter of fiscal year 2008, the Company will recognize a charge of $26,000 to account for fair value of the put as of its exercise date.

Operating income for the third quarter of fiscal year 2008 was $14.6 million, or 5.3% of warehouse sales, compared to $9.0 million, or 4.1% of warehouse club sales in the third quarter of fiscal year 2007.

Interest income reflects earnings on cash and cash equivalents and restricted cash deposits. Interest income was $254,000 in the third quarter of fiscal year 2008, compared to $395,000 in the third quarter of fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and ongoing working capital requirements. Interest expense increased to $437,000 in the third quarter of fiscal year 2008 from $129,000 in the third quarter of fiscal year 2007. The Company ended the current quarter with approximately $22.2 million in short-term and long-term debt. In the same period last year, the Company had $3.8 million in short-term and long- term debt. The increased debt over the past year was to finance the land acquisition and construction of the Fraijanes, Guatemala warehouse club and the acquisition of the company that had leased to PriceSmart the real estate upon which the Barbados PriceSmart warehouse club is located.

Tax expense for the third quarter of fiscal year 2008 was $3.7 million on pre-tax income of $14.3 million, as compared to $3.8 million of tax expense on pre-tax income of $9.2 million for the third quarter of fiscal year 2007. The decrease in the effective tax rate to 25.7% in the third quarter of fiscal year 2008 from 41.5% in the third quarter of fiscal year 2007 is the result of $2.1 million of pre-tax income arising from a non-taxable gain recorded upon reversal of a reserve previously established in connection with the put arrangement due to the PSC settlement. In addition, the decrease is the result of certain subsidiaries generating pre-tax income but utilizing net operating losses with a full valuation allowance. The Company is assessing the need for certain valuation allowances on a country–by-country basis based on profitability history and other factors, which may result in a reversal of such valuation allowances and a resulting credit to income in a future period.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $76,000 in the third quarter of fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $75,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

Income from continuing operations for the third quarter of fiscal year 2008 was $10.6 million, compared to $5.2 million in the same quarter last year.

Income from discontinued operations, net of tax represents consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse club location in Guam. In the third quarters of fiscal year 2008 and 2007, the Company recognized income of $26,000 and $25,000, respectively, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2008 AND MAY 31, 2007

Net warehouse club sales increased 25.9% to $811.4 million in the first nine months of fiscal year 2008, from $644.3 million in the first nine months of fiscal year 2007. In general, the Company’s sales continue to be positively impacted by a generally strong economic environment in the markets in which its warehouse clubs operate, a growing membership base, and ongoing improvements in the selection and value of merchandise carried in the warehouse clubs. Each of the Company’s warehouse clubs recorded increased sales for the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. The Company opened two new warehouse clubs in the period: one in Guatemala which opened on November 14, 2007 and one in Trinidad which opened on December 13, 2007. Together they accounted for approximately 460 basis points of growth in net warehouse club sales. The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Nine Months Ended
	May 31, 2008		May 31, 2007
	(Amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Central America	$487,507	60.1%	$393,509	61.1%	$93,998	23.9%
Caribbean	323,875	39.9%	250,828	38.9%	73,047	29.1%

	$811,382	100.0%	$644,337	100.0%	$167,045	25.9%

Same-warehouse club sales, which include warehouse clubs open at least 13  1/2 full months, increased 20.3% for the 39 weeks ended June 1, 2008 compared to the same period a year ago. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 will not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first nine months of fiscal year 2008 increased $24.4 million to $121.5 million, or 15.0% of net warehouse club sales, from $97.1 million, or 15.1% of net warehouse club sales in the prior period. The increase in warehouse club gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse club gross profit margin in the first nine months of fiscal year 2008 was nearly equivalent to that in the first nine months of fiscal year 2007 as reduced foreign currency exchange losses, and improvements in merchandise distribution and shrink results were offset by improvements in merchandise distribution and shrink results were offset by targeted reductions in merchandise margins to provide greater value to PriceSmart members through lower prices.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.6% to $11.8 million in the first nine months of fiscal year 2008, compared to $10.2 million in the first nine months of fiscal year 2007. As a percent of net warehouse club sales, membership income was 1.5% of sales in the current nine month period, compared to 1.6% in the same nine month period last fiscal year. Total membership accounts at the end of May 2008 were approximately 586,000, an increase of approximately 63,000 accounts compared to the end of May 2007. The membership renewal rate for the 12 months ended May 2008 and May 2007 was 83%.

Export sales were $1.1 million for the first nine months of fiscal year 2008, compared to export sales of $456,000 for the first nine months of fiscal year 2007. The increase resulted primarily from the increase in direct sales to institutional customers (primarily retailers) in the Philippines in the current period for which the Company receives a margin of 5-6%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first nine months of fiscal year 2008 was $3.6 million, compared to $3.7 million in the same period a year ago. Included in the results for the nine month period of fiscal year 2007 was $500,000 in non-recurring income recognized in the second quarter of fiscal year 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica, that was partially offset by increases in rental income in fiscal year 2008.

Warehouse club operating expenses increased to $75.7 million, or 9.3% of net warehouse club sales, in the first nine months of fiscal year 2008 from $64.3 million, or 10.0% of net warehouse club sales, in the first nine months of fiscal year 2007. The addition of the two new warehouse clubs added a total of $2.8 million to warehouse club operating costs during the nine month period compared to the first nine months of fiscal year 2007. The increase in warehouse club operating expenses excluding the two new warehouse clubs resulted from increased payroll related expenses ($3.5 million), higher bank and credit card fees primarily related to higher sales ($1.5 million), and increased operating costs for utilities, repair and maintenance, and supplies ($1.9 million). The Company also incurred increased marketing costs ($348,000) largely associated with the introduction of its new co-branded credit card in Central America and higher depreciation expense ($723,000) as a result of capital expenditures over the year, including the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart is located.

General and administrative expenses were $22.6 million, or 2.8% of net warehouse club sales, in the first nine months of fiscal year 2008, compared to $19.9 million, or 3.1% of net warehouse club sales, in the first nine months of fiscal year 2007. The Company incurred increased costs ($903,000) for salaries and related benefits, including ex-pat costs, for the Company’s corporate headquarters and U.S. buying operation. Professional fees, primarily related to the pending litigation and ultimate settlement with the Promerica entities (see “Part II. Item 1. Legal Proceedings”) and tax consulting services resulted in increased costs of $1.6 million in the first nine months of fiscal year 2008, compared to the first nine months of fiscal year 2007. In addition, the first nine months of fiscal year 2007 released a $200,000 reserve in excess of estimated claims.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the current nine month period of $996,000 were related to the opening of the two new warehouse clubs, Guatemala and Trinidad. Pre-opening expense of $256,000 in the prior nine month period was primarily associated with the opening of the relocated San Pedro Sula, Honduras location.

Asset impairment and closure costs for the first nine months of fiscal year 2008 were $703,000, compared to $731,000 in the first nine months of fiscal year 2007. The expense in the current nine month period is largely attributable to a $640,000 non-cash charge to recognize a decrease in the net present value of future cash flows over the remaining lease life for the closed but subleased Plaza Guatemala location as a result of a rent increase to the Company from the landlord. The expense in the prior nine month period related to the loss on the sale of the closed warehouse club location in Eastside Santo Domingo, Dominican Republic and the original San Pedro Sula, Honduras club which was relocated to a new site. The original building was subsequently sold.

Included in the results for the first nine months of fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of previously announced disputes pursuant to a Settlement Agreement and Release with PSC, S.A. (PSC) and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In the second quarter of fiscal year 2008, the Company recorded an additional pre-tax charge of $3.4 million, offset by a benefit to provision for income tax of $1.7 million, resulting in a net reduction in net income in the quarter of $1.7 million. Included in the pre-tax charge of $3.4 million, and not affecting the income tax benefit, was a charge of $2.2 million related specifically to the fair market value of put rights granted by the Company to PSC as part of the overall settlement. The Settlement Agreement and Release provided that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, would require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC may require the Company to purchase at $25.00 per share any of those shares which may remain unsold at the conclusion of that period. The value of the put rights was initially measured on February 8, 2008 (the date of the settlement) and adjusted as of May 31, 2008 (the end of the third quarter of fiscal year 2008) based on the closing price of PriceSmart’s common stock on that date applying the Black-Scholes method of valuation to the 67,439 shares that were subject to the put rights and remained unsold. This resulted in a credit to the $2.2 million charge recognized in the second quarter of fiscal year 2008 of $2.1 million in the third quarter of fiscal year 2008, resulting in a net nine month charge associated with the provision for settlement of litigation and changes in fair market value of put agreement of $1.3 million. The put right expired on June 9, 2008 and the Company agreed to acquire the remaining 67,439 shares at a price of $25.00. In the fourth quarter of fiscal year 2008, the Company will recognize a charge of $26,000 to account for that subsequent acquisition of these shares.

Operating income for the first nine months of fiscal year 2008 was $35.5 million, or 4.4% of warehouse sales, compared to $25.9 million, or 4.0% of warehouse sales, in the first nine months of fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $1.0 million in the first nine months of fiscal year 2008, compared to $1.2 million in the first nine months of fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in the current period compared to the period last year.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $950,000 in the first nine months of fiscal year 2008 from $574,000 in the first nine months fiscal year 2007, resulting from an increase in debt held by the Company to finance the land purchase and subsequent construction of the new warehouse club in Guatemala and to finance the purchase of the company that had leased to the Company the real estate upon which the Barbados PriceSmart is located.

Tax expense for the first nine months of fiscal year 2008 was $8.3 million on pre-tax income from continuing operations of $35.4 million, compared to $10.0 million of tax expense recorded in the first nine months of fiscal year 2007 on a pre-tax income from continuing operations of $26.4 million. The decrease in the effective tax rate to 23.4% in the first nine months of fiscal year 2008 from 37.9% in the first nine months of fiscal year 2007 was the result of a net tax benefit of $1.7 million recorded due to the PSC settlement. In addition, the decrease was the result of certain subsidiaries generating pre-tax income but utilizing net operating losses with a full valuation allowance. The Company is assessing the need for certain valuation allowances on a country–by-country basis based on profitability history and other factors, which may result in a reversal of such valuation allowances and a resulting credit to income in a future period.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $368,000 in the first nine months of fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $337,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

Income from continuing operations for the first nine months of fiscal year 2008 was $26.7 million, compared to $15.8 million in the same period last year.

Income from discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. The Company recognized income of $71,000 in both periods of fiscal years 2008 and 2007, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $26.1 million in consolidated cash and cash equivalents as of May 31, 2008 compared to $32.1 million in consolidated cash and cash equivalents as of August 31, 2007.

Net cash flows provided by operating activities were $23.4 million in the first nine months of fiscal year 2008, compared to $14.5 million in the first nine months of fiscal year 2007. The increase was primarily driven by the increased net income from continuing operations of approximately $11.0 million for the current nine month period compared to the first nine months of fiscal year 2007. Changes in operating assets and liabilities, most notably additions to merchandise inventory to support higher sales and the opening of two new warehouse club locations, resulted in the use of $15.9 million of cash, were substantially offset by non-cash adjustments to income from continuing operations.

Net cash used in investing activities was $38.3 million and $22.2 million in the first nine months of fiscal years 2008 and 2007, respectively. In the first nine months of the current period, the additions to property and equipment totaled $20.5 million, primarily associated with the completion of the warehouse clubs in Guatemala and Trinidad and $4.1 million associated with building and lease improvements and the acquisition of fixtures at various warehouse locations. The Company used $10.2 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse. In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company generated approximately $4.9 million in cash from investing activities in the first nine months of the fiscal year 2008, primarily from the sale of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras. In the first nine months of 2007, the additions to property and equipment totaled $22.3 million, which included the purchase of land in Guatemala and Trinidad for the new clubs that were opened in fiscal year 2007 and the completion of construction of the Company’s San Pedro Sula warehouse, and the expansion of the Company’s Via Brasil location in Panama City, Panama.

Financing activities provided cash of $9.0 million in the first nine months of fiscal year 2008, primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $10.2 million of cash provided and the release of restricted cash previously held as collateral for bank loans of $8.0 million, offset by payments of $9.5 million for dividends and $1.4 million used in the purchase of treasury stock. Financing activities resulted in a net cash use of $19.5 million in the first nine months of fiscal 2007, primarily as a result of repaying the remaining $17.3 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.4 million.

Financing Activities

On November 15, 2007, the Company obtained a long-term loan of $4.5 million from Citibank N.A. and a loan of 9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars) from Citicorp Merchant Bank Ltd., to finance the purchase of the company that had leased to it the real estate and building upon which the Company’s Barbados warehouse club is located. In addition, the Company drew down $615,000 in additional short-term loans from its facilities in Guatemala. On February 13, 2008, the Company entered into an interest rate swap agreement with Citicorp Merchant Bank for a notional amount of $4.5 million. This swap agreement was entered into to fix the interest rate of the $4.5 million loan with Citibank N.A. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013).

Short-Term Borrowings and Long-Term Debt

As of May 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $5.2 million outstanding in short-term borrowings. As of August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $3.3 million in short-term borrowings.

Additionally, the Company has a bank credit agreement for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of May 31, 2008, letters of credit totaling $900,000 were outstanding under this facility, leaving availability under this facility of $9.1 million.

As of May 31, 2008 and August 31, 2007, the Company, together with its majority or wholly owned subsidiaries, had $17.0 million and $9.4 million, respectively, outstanding in long-term borrowings. The increase during the first nine months if fiscal 2008 primarily relates to a long-term debt arrangement for $9.0 million to finance the acquisition of the company that had leased to the Company the real estate upon which the Barbados PriceSmart warehouse clubs is located. The carrying amount of the non-cash assets (land, building, fixtures, and equipment) assigned as collateral for long-term debt was $19.5 million and $9.7 million as of May 31, 2008 and August 31, 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Contractual Obligations

As of May 31, 2008, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$17,012	$1,838	$3,636	$3,615	$7,923
Operating leases(2)(3)	97,001	6,679	12,245	10,982	67,095

Total	$114,013	$8,517	$15,881	$14,597	$75,018

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)	Amounts shown include $851,000 in total lease payments for the lease of its current primary distribution center operations also located in Medley, Florida, which will terminate upon the surrender of the premises by the Company.
(3)	Amounts shown exclude future operating lease payments due for the closed warehouse club in Guatemala. The net liability related to this lease is approximately $3.8 million and is included in the balance sheet as Accrued Closure Costs and Other Accrued Expenses.

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

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•

For the three and nine months ended May 31, 2008, additional reserves of approximately $50,000 and $1.25 million were recorded for costs associated with the settlement respectively, for costs incurred in excess of the initial $5.5 million reserve established in fiscal year 2007, for both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

For the three months ended May 31, 2008, the Company recorded a $2.1 million reversal of a reserve previously established in connection with the put arrangement, and for the first nine months of fiscal year 2008 the Company recorded $94,000 in costs to record the fair value of the put arrangement .

•

As of May 31, 2008, in accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $1.7 million from additional paid in capital to a liability account, common stock subject to put agreement, pursuant to item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•

In the first nine months of fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the $6.75 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2008, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2008 of approximately $48.7 million and $7.4 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of May 31, 2008, the Company has classified uncertain income tax positions as $7.5 million in long-term income taxes payable and $100,000 in long-term deferred tax liabilities. The classification of this liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.

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

Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements however, the Company does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 beginning December 1, 2008. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations. No impact on current consolidated financial statements will occur since the standard will impact future consolidated financial statements only.

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

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2008, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the quarters ended May 31, 2008 and May 31, 2007, approximately 79% and 78%, respectively, of the Company’s net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse club sales denominated in foreign currencies.

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

Foreign exchange transaction losses, which are included as a part of the costs of goods sold in the consolidated statement of operations, were approximately $515,000 and $1.5 million for the nine months ended May 31, 2008 and 2007, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were ($107,000) and $1.5 million for the nine months and year ended May 31, 2008 and August 31, 2007, respectively.

The following is a listing of each country or territory where the Company currently operates and their respective currencies, as of May 31, 2008:

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

(1)

The Company opened two warehouse clubs in fiscal year 2008, one each in Guatemala and Trinidad, respectively. The Company does not anticipate any additional warehouse club openings during the fiscal year 2008.

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

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.2*	Eleventh Amendment to Employment Agreement between the Company and Edward Oats dated March 1, 2008.

10.3*	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman dated March 1, 2008.

10.4*	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.5	Put Agreement, dated as of April 9, 2008, between the Company and PSC, S.A.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: July 10, 2008	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chief Executive Officer
(Authorized Officer)

Date: July 10, 2008	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)