Form 10-K/A
period 2007-08-31
PRICESMART INC
filed 2008-07-11
CIK 1041803

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

9740 SCRANTON RD, SAN DIEGO, CA 92121

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (858) 404-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Explanatory Note

This Amendment No. 2 is filed to amend the Annual Report on Form 10-K of PriceSmart, Inc. (“PriceSmart” or the “Company”) for the year ended August 31, 2007, originally filed on November 29, 2007, as amended by Amendment No. 1 thereto filed December 26, 2007 (as amended, the “Original Filing”), to expand or correct disclosures in the Original Filing as discussed below. The expanded or corrected disclosures are in response to comment letters dated February 28, 2008 and April 24, 2008 from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in conjunction with the SEC’s review of the Company’s Original Filing. As disclosed in Part I, Item 1B of this Amended Filing, none of the staff’s comments remain unresolved as of the date of this filing. The following items were amended:

•

Item 7: The Company has provided additional disclosure at pages 13 - 16 to discuss known material trends and uncertainties that will have, or are reasonably likely to have, a material impact on the Company’s revenues or income or result in the Company’s liquidity increasing or decreasing in any material way;

•

Item 11: The Company revised the disclosure at pages 34 - 43 to elaborate on how the Compensation Committee determines executive compensation levels and to summarize the information that is gathered by the Company’s President and Chief Financial Officer and provided to the Compensation Committee;

•	Item 12: The Company inserted data in the Equity Compensation Plan Information table that was inadvertently omitted from the Original Filing;

•	Item 13: The Company provided additional disclosure at page 46 to describe its policies and procedures for review, approval or ratification of related-party transactions; and

•	Item 15: The Company revised the signature page to include the signature of John Heffner, the Company’s principal financial officer and principal accounting officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing, as amended, continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the filing of the Original Filing. As part of the Amended Filing, Exhibits 31.1, 31.2 and 32.1, containing the certifications of our Chief Executive Officer and Chief Financial Officer, as well as Exhibit 23.1, containing the consent of our independent register public accounting firm, that were filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amended Filing.

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

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2007 and 2006, the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

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

Discontinued Operations

With the disposition of the Company’s interest in PSMT Philippines, Inc., this entity, as well as the Company’s Guam operation, which was closed on December 24, 2003, qualify for treatment as “discontinued operations” in the Company’s consolidated financial statements. The prior periods have been reclassified for comparative purposes.

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

The Company faces significant competition. The Company’s international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company’s competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which the Company operates or that the Company’s existing competitors will not compete more effectively against the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company’s competitors reduce prices in any of the Company’s markets. Moreover, the Company’s ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company’s warehouse clubs typically import half or more of the merchandise that they sell, which originates from various countries and is transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods, (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods, (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation, (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from, and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company’s deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company’s warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company’s regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company’s ability to transport the Company’s merchandise could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company’s operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company’s warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of, the Company’s warehouse clubs. For example, during September 2004, while no damage was sustained from the multiple hurricanes in the Caribbean, a total of eight days of sales were lost due to selected warehouse club closures resulting from heavy rains, local flooding and government advisories to stay off the roads. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control. On October 31, 2007, a group comprised of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, Jose Luis Laparte, the Company’s President, Sol Price, a significant stockholder of the Company and father of Robert E. Price, and Jack McGrory, Murray Galinson, and Keene Wolcott, members of our Board of Directors, and affiliates of these individuals, including Price Charities, and The Price Group, LLC filed an amended Schedule 13D reporting their collective ownership of approximately 51% of the Company’s outstanding shares of common stock and stating their intention to act as a group with respect to voting of the Company’s common stock. Because the group beneficially owns, in the aggregate, more than 50.0% of the Company’s common stock, PriceSmart is a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result of their beneficial ownership, these stockholders have the ability to control the outcome of all matters submitted to the Company’s stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company’s common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company’s common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2007, the Company had a total of 23 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 16 of which operate under currencies other than the U.S. dollar. For fiscal year 2007, approximately 78% of the Company’s net warehouse club sales were in foreign currencies. Also, as of August 31, 2007, the Company had a 50/50 joint venture accounted for under the equity method of accounting, which operates under the Mexican Peso. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect the Company’s future results of operations and financial position. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. For example, the Company was required to take an impairment charge pursuant to SFAS No. 144 on the old San Pedro Sula, Honduras warehouse site in fiscal year 2007 of approximately $897,000. This was due to the revised fair valuation of the land and building as a result of the disposal agreement. In addition the Company recorded $2.6 million impairment charge related to the write down of the Company’s interest in its Mexico joint venture as a result of the disposal agreement.

In fiscal year 2006, the Company was required to take an impairment charge pursuant to SFAS 144 of $1.6 million for its Honduras warehouse club operation, which was due to the intended relocation in November 2006 from the original San Pedro Sula location to a new site acquired during 2006 in another section of the city, and for the closed warehouse club operations in the Dominican Republic. In fiscal year 2005 the Company was required to take an impairment charge pursuant to SFAS 144 of $10.4 million in fiscal year 2005 for its U.S. Virgin Island warehouse club operation and for closed warehouse club operations in Guatemala and Dominican Republic, as well as $1.1 million and $3.1 million related to the write down of the Company’s interest in its Mexico joint venture in fiscal years 2005 and 2004, respectively. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company’s stock to decline.

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

Any failure to effectively implement new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company’s internal controls over financial reporting or the Company’s independent auditors providing an adverse opinion regarding their attestation of the effectiveness of the Company’s internal controls over financial reporting. Any such result could cause investors to lose confidence in the Company’s reported financial information, which could have a material adverse effect on the Company’s stock price.

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

At August 31, 2007, PriceSmart operated twenty-three membership warehouse clubs and construction is underway for the opening of two additional warehouse clubs:

Number of warehouse clubs	Own land and building		Lease land and/ or building		Warehouse expected openings	Total
CENTRAL AMERICA
Panama	3		1		—	4
Guatemala(1)	—		2		1	3
Costa Rica	4		—		—	4
El Salvador	2		—		—	2
Honduras(2)	1		1		—	2
Nicaragua	1		—		—	1
CARIBBEAN
Dominican Republic	2		—		—	2
Aruba	—		1		—	1
Barbados(5)	—		1		—	1
Trinidad(1)	1		1		1	3
U.S. Virgin Islands	—		1		—	1
Jamaica	1		—		—	1

Total	15	(3)	8	(4)	2	25

(1)	Land purchased in Guatemala and Trinidad in March 2007. The Company is expecting to open new warehouse clubs in November and December 2007 (fiscal year 2008), respectively.

(2)	San Pedro Sula 1 not included; warehouse club was closed October 27, 2006 and sold after year-end in September 2007.

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

The information required by Item 5 is incorporated herein by reference to PriceSmart’s Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6.	Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart’s Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements concerning the Company’s anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company’s financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; the Company faces significant competition; the Company may encounter difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company’s stockholders have control over the Company’s voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company’s business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company’s long-lived or intangible assets have been impaired could adversely affect the Company’s future results of operations and financial position; and the Company faces compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002; as well as the other risks detailed in the Company’s SEC reports, including the Company’s Form 10-K for the fiscal year ended August 31, 2007 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2007 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

PriceSmart’s mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees as well as a fair return to PriceSmart stockholders. The Company delivers U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides, high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and membership which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

PriceSmart’s business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2007 and August 31, 2006 and the Company’s ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

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

During fiscal year 2005, the Company disposed of its interest in PSMT Philippines, Inc., the Company’s former Philippine subsidiary, resulting in the reduction by four of the number of consolidated warehouse clubs. The sale was completed on August 12, 2005. With the sale of the Company’s interest in PSMT Philippines, Inc., all associated financial information for it, as well as the Company’s Guam operation, which was closed on December 24, 2003, qualify for treatment as “discontinued operations” in the Company’s consolidated financial statements. The prior periods have been reclassified for comparative purposes.

On November 18, 2005, the Company opened its fourth warehouse club in Costa Rica. Also during the first and second quarters of fiscal year 2006, the Company acquired the 32.5% remaining minority interest in PriceSmart Jamaica, increasing the Company’s ownership to 100%. In addition, during the second quarter of fiscal year 2006, the Company acquired an additional 5% interest in its PriceSmart Trinidad subsidiary, increasing its ownership to 95% from 90%.

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

At the end of August 2007 and 2006, the total number of consolidated warehouse clubs in operation was 23 operating in 11 countries and one U.S. territory. The average age of the 23 warehouse clubs in operation as of August 31, 2007 was 80 months and was 68 months for the 23 warehouse clubs included in continuing operations as of August 31, 2006.

In addition to the warehouse clubs operated directly by the Company, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. During the second quarter of fiscal year 2005, the Company terminated the license agreement with its China licensee, under which such licensee previously operated 11 warehouse clubs and no licensing revenue has been recorded in the past three fiscal years.

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

•

Many PriceSmart markets are susceptible to foreign exchange rate volatility. Exchange rate changes either increase or decrease the cost of imported products. Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. The Company purchases these goods in dollar-denominated transactions. In general, local currencies in PriceSmart markets have gradually declined relative to the dollar, with the exception of the currencies of Costa Rica and Guatemala whose currencies have appreciated relative to the dollar in the past few months. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products, and appreciation in local currencies make imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

•

Inflation rates have been increasing in certain markets, with the highest annual rate being in Nicaragua at a reported 16% per year. Inflation has had and may continue to have a positive impact on Company sales, particularly basic food commodities. However, inflation increases the Company’s expenses, particularly wages and utilities.

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

•

The Company has recently signed a lease for a larger dry distribution center in Miami, Florida. The additional space will permit the Company to more efficiently service the PriceSmart locations and to realize efficiencies in distribution operating expenses. The Company is evaluating the requirements for its frozen and refrigerated distribution center, which may result in relocation to a larger facility.

•

The Company continues to introduce its co-branded credit card to PriceSmart members in Central America. The Company anticipates that as more members obtain and use the card, there will be additional expense savings. Also, the Company is working on an agreement to introduce a co-branded credit card to the PriceSmart locations in the Caribbean to reduce expenses and to provide a benefit to PriceSmart members.

•

Based on the success of previously expanding the size of certain PriceSmart buildings, four additional PriceSmart locations will be expanded by an average of 7,500 square feet each. These expansions will result in larger sales areas to support additional sales.

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

Key items for fiscal year 2007 included:

•

Net warehouse sales increased 20.8% over the prior year, driven mostly by increases in comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13 months).

•

Membership income for fiscal year 2007 increased 20.3% to $13.9 million as a result of an 11% increase in membership accounts, continued strong renewal rates at 83% and a 6% increase in the average membership fee.

•	Gross profits (net warehouse sales less cost of merchandise) increased 21.8% over the prior year, and gross margin increased 13 basis points as a percent of net warehouse sales.

•

Selling, general and administrative expenses as a percentage of net warehouse sales improved 104 basis points, as increased sales offset the cost increases associated with wages, utilities, credit cards, supplies, and expenses related to repairs and maintenance of our warehouse clubs.

•	Operating income for the fiscal year was $28.0 million, which included $1.6 million in asset impairment and closure costs, and a reserve for settlement of pending litigation of $5.5 million.

•	Net income attributable to common stockholders for the fiscal year was $12.9 million, or $0.44 per diluted share.

Comparison of Fiscal Year 2007 and Fiscal Year 2006

Net warehouse club sales increased 20.8% to $869.1 million in fiscal year 2007 from $719.6 million in fiscal year 2006. The Company’s sales were positively impacted by a generally strong economic environment in its markets as well as ongoing improvements in the selection and value of the merchandise carried in the clubs and a growing membership base. Approximately 50% of the sales growth experienced from fiscal year 2006 to fiscal year 2007 resulted from increased transactions, which is in line with the growth in membership accounts. The other portion of sales growth is attributable to growth in the value of the average transaction by our members. Warehouse clubs in all countries registered increased sales from fiscal year 2006 to fiscal year 2007. The Company opened a new warehouse club in Costa Rica in November of 2005, which contributed approximately 69 basis points of growth as a result of being open for a full 12 months in fiscal year 2007 compared to 9 1/2 months in fiscal year 2006. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Years Ended August 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
	(Amounts in thousands)
Central America	$529,150	60.9%	$439,501	61.0%	$89,649	20.4%
Caribbean	339,952	39.1%	280,075	39.0%	59,877	21.4%

	$869,102	100.0%	$719,576	100.0%	$149,526	20.8%

Comparable warehouse club sales, which are for warehouse clubs open at least 12 full months, increased 20.1% for the 52-week period ended September 2, 2007, compared to the same period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse-club sales until the month of February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2007, 2006 and 2005:

	Fiscal Year Ended August 31,
	2007	2006	2005
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	31%	30%	29%
Food (including dry and fresh foods)	42%	43%	44%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	16%	17%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%	8%
Other (including one-hour photo and food court)	2%	2%	2%

	100%	100%	100%

The Company’s warehouse club gross profit margin (defined as net warehouse club sales less associated cost of goods sold) for fiscal year 2007 increased $23.6 million to $131.8 million, or 15.2% of net warehouse sales, from $108.2 million, or 15.0% of net warehouse sales for fiscal year 2006. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current fiscal year as compared to the prior fiscal year. As a percentage of sales, warehouse gross profit improved approximately 13 basis points. Merchandise inventory management and operational control activities which resulted in a small improvement in merchandise margins as a percentage of sales were offset by value-added tax contingencies related to the past disposal of inventory in certain countries. Foreign exchange-related expense contributed 20 basis points of improvement as the Company recorded a relatively small loss in fiscal year 2007 of approximately $5,000 compared to a currency related loss of $1.5 million in fiscal year 2006.

Export sales were $1.0 million for fiscal year 2007, compared to export sales of $63,000 for fiscal year 2006, due primarily to direct sales to institutional customers (primarily retailers) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 20.3% to $13.9 million, or 1.6% of net warehouse sales, in fiscal year 2007 compared to $11.5 million, or 1.6% of net warehouse sales, in fiscal year 2006. The increase in membership income reflects both an 11% increase in the number of membership accounts, a 6% increase in the average membership fee from the end of fiscal year 2006 to the end of fiscal year 2007 and a membership renewal rate of 83%. Total membership accounts as of the end of fiscal year 2007 were approximately 535,000, an increase of approximately 55,000 accounts over the end of fiscal year 2006. The principal reasons for the increase in membership levels has been the Company’s ability to maintain membership retention levels combined with an increase in the membership base as at our existing warehouse locations.

Other income consists of commission revenue, rental income, advertising revenue, construction management revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in fiscal year 2007 was $4.8 million, compared to $3.5 million in fiscal year 2006. Contributing to the increase was $500,000 in non-recurring income recognized in the third quarter of fiscal year 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica. In addition, increased income was attributable to higher rental income and construction management income.

Warehouse operating expenses increased 11.7% to $88.0 million, or 10.1% of warehouse sales, for fiscal year 2007 from $78.8 million, or 10.9% of warehouse sales, in fiscal year 2006. The increase in warehouse club operating expenses resulted from increased payroll-related expenses including ex-pat costs ($4.1 million), higher bank and credit card fees related to higher sales ($1.7 million), and increased operating costs for utilities, repair and maintenance, and supplies ($1.2 million). In addition, depreciation expense increased ($239,000) resulting from capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil). The Company also experienced higher costs related to professional services, primarily related to tax advisory and audit services ($703,000) within the countries in which it operates. Across all spending categories, the inclusion of a full year’s costs associated with the new club in Costa Rica, which opened on November 18, 2005, resulted in $572,000 of increased warehouse club operating expenses in fiscal year 2007, compared to fiscal year 2006.

General and administrative expenses increased to $27.1 million, or 3.1% of net warehouse sales, for fiscal year 2007 from $24.1 million, or 3.3% of net warehouse sales, in fiscal year 2006. The increased costs were a result of salaries and related benefits for the Company’s corporate headquarters and U.S. buying operation ($2.4 million) as well as increased professional costs associated with tax advisory services, legal support, and audit related services ($867,000).

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in fiscal year 2007 were $373,000, of which $256,000 were primarily associated with the opening of the relocated San Pedro Sula, Honduras location. The remainder related to the new Trinidad and Guatemala warehouse clubs which are scheduled to open in November and December 2007 (fiscal year 2008). Pre-opening expense of $349,000 in the prior fiscal year was associated with the opening of the Company’s fourth warehouse club in Costa Rica.

Asset impairment and closure costs for fiscal year 2007 were $1.6 million compared to $1.8 million in fiscal year 2006. Asset impairment and closure costs in the current fiscal year were impacted by the Company taking a further write-down of the value of the original San Pedro Sula, Honduras warehouse club which was vacated in early fiscal year 2007 in favor of a new club that was built in another section of the city. The further write-down of $897,000 was a result of entering into an agreement to sell the location for $2.5 million which was completed in September 2007. The Company incurred approximately $128,000 in additional closure costs during the fiscal year 2007 related to the vacating of the San Pedro Sula warehouse site. Net closure costs of $315,000 were incurred in the Dominican Republic related to the sale of the East Side Santo Domingo warehouse for the fiscal year 2007. The remaining asset impairment and closure costs during fiscal year 2007 related to the on-going operating costs of the closed location in Guatemala of approximately $210,000. In fiscal year 2006, asset impairment and closure costs were primarily due to the write-down of the real estate assets in Honduras and the Dominican Republic. The impairment charge of $785,000 taken at the end of fiscal year 2006 reduced book value of the vacated Honduras site to the then-expected market value as a buyer or leasing opportunity was pursued. In the Dominican Republic, the Company’s previously closed warehouse club had been on the market for three years. As a result, the Company took an additional $813,000 impairment charge based upon management’s revised assessment of the market value of that asset.

PriceSmart, while vigorously defending the claims made by the Promerica Entities (see Item 3. Legal Proceedings) and diligently pursuing its own claims against the Promerica Entities, has been exploring opportunities to achieve a global resolution as an alternative to proceeding with the litigation in order to maintain management’s focus on the business and to avoid the disruptions and significant legal expenses associated with this complex litigation.

In the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to a potential settlement of pending litigation. The amount of the reserve is equal to management’s current estimate of the potential impact of a global settlement on PriceSmart’s fiscal year 2007 consolidated net income. The amount of the reserve is based upon various factors, including tax considerations, that are subject to management’s current estimates and judgments.

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

Operating income for fiscal year 2007 was $28.0 million, or 3.2% of warehouse sales, compared to $18.1 million, or 2.5% of warehouse sales, in fiscal year 2006.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $1.6 million in fiscal year 2007 compared to $2.0 million in fiscal year 2006. The decrease reflects generally lower average cash balances on deposits in the current period compared to a year ago offset by higher interest rates associated with cash on deposit.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on going working capital requirements. Interest expense decreased to $788,000 in fiscal year 2007 from $3.2 million in fiscal year 2006, resulting from a reduction in debt held by the Company.

During fiscal year 2007, the Company incurred current tax expense of $13.4 million. The Company also recognized a net deferred tax benefit of $1.1 million, primarily related to the generation of additional foreign tax credits, net of the use of NOLs in the U.S., resulting in a net tax expense of $12.3 million. During fiscal year 2006, the Company incurred current income tax expense of $6.4 million. The Company also recognized a net deferred tax expense of $1.7 million, primarily related to the use of NOL on the U.S. income from continuing operations, resulting in a net tax expense of $8.1 million for fiscal year 2006.

Equity of unconsolidated affiliate represents the Company’s 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss. On February 28, 2005, the Company and Grupo Gigante S.A. closed the warehouse club operations of PSMT Mexico, S.A. de C.V. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. In August 2007, the Company agreed to sell its interest in PSMT Mexico, S.A. de C.V. to Grupo Gigante for $2.0 million. The transaction was finalized on October 31, 2007. Consequently, the Company wrote down the value on its balance sheet.

The write-down includes $892,000 related to the amounts carried as “Investment in unconsolidated subsidiaries,” and $1.7 million in accumulated unrealized loss associated with currency changes recorded as “Accumulated other comprehensive loss” on the consolidated balance sheet. While the Company believes that the value of the investment as indicated on the consolidated balance sheet would over time be realized, there were concerns about the Company’s control of the actions necessary to achieve those outcomes given that a substantial portion of the realizable assets related to refunds from the Mexican tax authorities for pre-paid taxes. The Company, with the concurrence of the Board of Directors, concluded that it was in the Company’s best interest to complete the divestment of its Mexico holdings and reduce its involvement in activities not related to the future growth of the membership warehouse business in its targeted markets.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $476,000 in fiscal year 2007. In the same period last year, the joint ventures for which there was a minority stockholder interest was $354,000. During the third quarter of fiscal year 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal year 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for fiscal year 2007 was $12.8 million compared to $8.2 million in the same period last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those warehouse clubs within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In fiscal year 2007, the Company recognized income net of tax of $143,000 from discontinued operations. In fiscal year 2006, the Company recognized income net of tax of $3.7 million from discontinued operations, primarily related to the $5.8 million reversal of a provision against recoverability of loan principal and accrued interest receivable related to that loan, from PSMT Philippines which was collected during the year.

The costs included in discontinued operations, net of taxes are comprised of the following:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Guam pre-tax income (loss) from operations	$151	$73	$(74)
Philippines pre-tax income (loss) from operations	(8)	5,704	(4,232)
Pre-tax loss on divestiture	—	—	(24,827)

Income (loss) before income taxes and minority interest	143	5,777	(29,133)
Income tax (provision) benefit	—	(2,103)	9,674

Discontinued operations, net of tax	$143	$3,674	$(19,459)

Comparison of Fiscal Year 2006 and Fiscal Year 2005

Net warehouse club sales increased 18.9% to $719.6 million in fiscal year 2006 from $605.0 million in fiscal year 2005. The Company’s sales were positively impacted by a generally strong economic environment in its markets as well as ongoing improvements in the selection and value of the merchandise carried in the clubs and a growing membership base. Warehouse clubs in all countries registered increased sales from fiscal year 2005 to fiscal year 2006. The Company opened a new warehouse club in Costa Rica in November of 2005, which contributed approximately 300 basis points of growth. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Years Ended August 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
	(Amounts in thousands)
Central America	$439,501	61.0%	$369,673	61.1%	$69,828	18.9%
Caribbean	280,075	39.0%	235,321	38.9%	44,754	19.0%

	$719,576	100.0%	$604,994	100.0%	$114,582	18.9%

Comparable warehouse club sales, which are for warehouse clubs open at least 12 full months, increased 15.6% for the 52-week period ended September 3, 2006, compared to the same period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13  1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse-club sales until February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2006, 2005 and 2004:

	Fiscal Year Ended August 31,
	2006	2005	2004
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	30%	29%	29%
Food (including dry and fresh foods)	43%	44%	43%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	16%	17%	17%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	8%	9%
Other (including one-hour photo and food court)	2%	2%	2%

	100%	100%	100%

The Company’s warehouse club gross profit margin (defined as net warehouse club sales less associated cost of goods sold) for fiscal year 2006 increased $19.8 million to $108.2 million, or 15.0% of net warehouse sales, from $88.4 million, or 14.6% of net warehouse sales for fiscal year 2005. The improvement in gross margin as a percent of sales generally reflects improvements in the merchandise and operating efforts of the Company during the year. Margins as a percent of sales for the full year were negatively impacted by 20 basis points due to foreign exchange movements during the year ($1.5 million). In the prior year, foreign exchange movements resulted in a 9 basis point improvement in margins as a percent of sales ($551,000). However, fiscal year 2005 margins were negatively impacted by a $1.0 million (17 basis points) charge to cost of sales recorded in that year resulting from additional duties paid in conjunction with customs inspection covering fiscal years 2002, 2003 and 2004 in one of the Company’s foreign subsidiaries.

Export sales were $63,000 for fiscal year 2006, compared to export sales of $425,000 for fiscal year 2005, due primarily to the decrease in direct sales to institutional customers (primarily retailers) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 22.2% to $11.5 million, or 1.6% of net warehouse sales, in fiscal year 2006 compared to $9.4 million, or 1.6% of net warehouse sales, in fiscal year 2005. The increase in membership income reflects a 16% increase in the number of membership accounts, a 2% increase in the average membership fee and a membership renewal rate of 84% in fiscal year 2006 compared to a renewal rate of 84% in fiscal year 2005. Total membership accounts as of the end of fiscal year 2006 were approximately 480,000, an increase of approximately 66,000 accounts over the end of fiscal year 2005.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income for fiscal year 2006 was $3.5 million compared to $4.0 million in fiscal year 2005. The decrease is primarily a result of $400,000 in non-recurring income recognized in fiscal year 2005 related to the refund to the Company of an accumulated marketing fund.

Warehouse operating expenses increased 7.4% to $78.8 million, or 10.9% of warehouse sales, for fiscal year 2006 from $73.4 million, or 12.1% of warehouse sales, in fiscal year 2005. The $5.4 million increase in operating expenses were primarily a result of higher utility costs of $772,000, increased costs of bank and credit card fees related to higher sales of $852,000, and $848,000 in increased repair and maintenance spending in the clubs. Payroll related expenses increased $3.4 million from fiscal year 2005 to fiscal year 2006 reflecting increased wages, and the addition of staff in certain locations. Across all spending categories, the addition of the new club in Costa Rica which opened in November resulted in $1.9 million of increased operating expenses in fiscal year 2006 compared to fiscal year 2005. Higher sales resulted in a 118 basis point improvement in warehouse operating expenses as a percent of sales in fiscal year 2006 compared to the prior year.

General and administrative expenses increased to $24.1 million, or 3.3% of net warehouse sales, for fiscal year 2006 from $22.3 million, or 3.7% of net warehouse sales, in fiscal year 2005. The Company experienced increased costs related to salaries and related benefits including incentive bonus payments for its corporate and US buying operation totaling $1.5 million. Stock-based compensation expense increased $1.0 million primarily related to the Company’s adoption of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R (“SFAS 123R”), “Share-Based Payment,” and stock grants that were awarded in the second quarter of fiscal year 2006. SFAS 123R revises SFAS 123, “Accounting for Stock-Based Compensation,” which the Company adopted as of the beginning of its fiscal year 2003, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Expense accruals associated with the expected cost of the fiscal year end audit added $981,000. General and administrative expenses in the prior year included consulting costs totaling $1.5 million associated with the documentation of processes for Sarbanes-Oxley 404 compliance. In addition, the results of fiscal year 2005 also included $700,000 in legal costs related to the settlement of securities litigation not covered by insurance.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses primarily associated with the opening of the Company’s fourth warehouse club in Costa Rica on November 18, 2005 were $349,000 during fiscal year 2006, compared to $99,000 in fiscal year 2005.

Asset impairment and closure costs for fiscal year 2006 were $1.8 million compared to $11.4 million in fiscal year 2005. Asset impairment and closure costs in fiscal year 2006 are primarily due to the write-down of two real estate assets of the Company, one in Honduras and one in the Dominican Republic. The Company’s original San Pedro Sula, Honduras location was vacated in fiscal year 2007 and the operation was relocated to a new site which was acquired during fiscal year 2006 in another section of the city. The Company believes that this new location will have a positive impact on the results of that warehouse club. The impairment charge of $785,000 reduces the book value of the vacated site to the expected market value as a buyer or leasing opportunity is pursued. In the Dominican Republic, the Company’s previously closed warehouse club has been on the market for three years. An additional $813,000 impairment charge is being taken based upon management’s revised assessment of the market value of that asset. In fiscal year 2005, asset impairment and closure costs included a $7.1 million non-cash asset impairment charge associated with the write-down of the long-lived assets (leasehold improvements, and furniture and equipment) at the Company’s U.S. Virgin Islands warehouse club operation. The Company also incurred asset impairment and closure costs during fiscal year 2005 primarily related to a reassessment of certain liabilities and long-lived assets for its previously closed warehouse locations in Guatemala ($1.6 million) and Dominican Republic ($2.4 million). The Guatemala location, which is leased by the Company, has been sublet effective July 2005.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $2.0 million in fiscal year 2006 and $1.8 million in fiscal year 2005, reflecting generally higher interest rates earned on those deposits.

Interest expense primarily reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of the initial construction of the warehouse clubs, local currency loans secured by U.S. deposits and on-going capital requirements. The reduction in interest expense from $5.4 million in fiscal year 2005 to $3.2 million in fiscal year 2006 resulted from a reduction in both short-term and long-term debt held by the Company in fiscal year 2006 compared to fiscal year 2005.

During fiscal year 2006, the Company incurred current tax expense of $6.4 million. The Company also recognized a net deferred tax expense of $1.7 million, primarily related to the use of NOL on the U.S. income from continuing operations, resulting in a net tax expense of $8.1 million. During fiscal year 2005, the Company incurred foreign current income tax expense of $4.7 million which included $2.6 million for income tax contingencies. The Company also recognized a net deferred tax expense of $4.4 million, primarily related to the use of NOL on the U.S. income from continuing operations, resulting in a net tax expense of $9.1 million for fiscal year 2005.

During fiscal year 2006, the Company recognized $97,000 as its proportionate share of the operating losses generated by PSMT Mexico. In fiscal year 2005, the operations of PSMT Mexico incurred losses primarily associated with liquidation of merchandise subsequent to the closure announcement. In addition, the Company recognized an impairment charge of $1.1 million to reduce the carrying value of the investment.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $354,000 in fiscal year 2006. In the prior year, the joint ventures for which there was a minority stockholder interest incurred a consolidated loss, $566,000 of which was allocated to the minority stockholders’ interest. The joint venture loss last year included results from Guatemala, Jamaica and Trinidad. The Company acquired the 34% interest of the minority shareholder of the Company’s Guatemala subsidiary in the third quarter of fiscal year 2005 and now records 100% of that subsidiary’s income or loss. During the second quarter of fiscal year 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now records 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal year 2006, increasing its ownership percentage to 95% from 90%.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In fiscal year 2006, the Company recognized income net of tax of $3.7 million from discontinued operations, primarily related to the $5.8 million reversal of a provision against recoverability of a loan principal installment and accrued interest receivable related to that loan from PSMT Philippines which was collected during the year. In fiscal year 2005, the Company incurred $19.5 million in costs associated with discontinued operations, net of tax, primarily as a result of the Philippines divestiture as outlined below.

The costs included in discontinued operations, net of taxes are comprised of the following:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Guam pre-tax income (loss) from operations	$73	$(74)	$(3,117)
Philippines pre-tax income (loss) from operations	5,704	(4,232)	(8,950)
Pre-tax loss on divestiture	—	(24,827)	—

Income (loss) before income taxes and minority interest	5,777	(29,133)	(12,067)
Income tax (provision) benefit	(2,103)	9,674	(8)
Minority interest	—	—	2,881

Discontinued operations, net of tax	$3,674	$(19,459)	$(9,194)

There were no preferred dividends in fiscal year 2006, and the Company does not currently have any preferred stock as a result of the exchange of common stock for the outstanding shares of preferred stock in fiscal year 2005. In the same period in fiscal year 2005, the Company recorded $648,000 associated with dividends, which were accrued but not paid, on the Company’s then-outstanding preferred stock. Also in fiscal year 2005, the Company recorded a $20.6 million non-cash charge to reflect the deemed dividend resulting from the exchange of common stock for the outstanding shares of Series A and Series B preferred stock in that period.

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company had $32.1 million in consolidated cash and cash equivalents as of August 31, 2007 compared to $40.0 million in consolidated cash and cash equivalents as of August 31, 2006. The Company used cash from its reserves and cash generated by operations to retire debt, acquire significant real estate assets, and pay dividends in the current twelve month period.

Net cash flows provided by operating activities were $31.8 million in fiscal year 2007, compared to cash provided by operating activities of $24.6 million in fiscal year 2006. Income from continuing operations improved by $4.6 million to $12.8 million in fiscal year 2007 compared to $8.2 million in fiscal year 2006. Income from continuing operations included two non-cash charges totaling $8.1 million: (i) reserve for settlement of pending litigation for $5.5 million (ii) impairment charges associated with unconsolidated affiliate for $2.6 million. Changes in operating assets and liabilities, most notably additions to merchandise inventory to support higher sales, resulted in the use of $1.9 million of cash in fiscal year 2007. In the prior year, changes in operating assets and liabilities generated $1.9 million in cash flow as increases in liabilities such as accruals and income tax payable offset increases in merchandise inventory.

Net cash used in investing activities was $30.7 million and $27.2 million in fiscal years 2007 and 2006, respectively. In the current fiscal year period, the additions to property and equipment totaled $30.9 million, primarily associated with the purchase of land in Guatemala and Trinidad for the construction of two new locations for approximately $12.8 million, and the subsequent construction related costs for initial stages of building those two clubs, the completion of construction of the Company’s Honduras warehouse locations for approximately $3.9 million, the expansion of the Company’s Via Brasil location in Panama City, Panama for approximately $1.0 million, and the purchase of an undivided interest in an aircraft for $658,000. The use of cash in fiscal year 2006 resulted from the acquisition of a 35,000 square meter commercial center in Panama City, Panama, which included the existing PriceSmart warehouse club along with additional commercial property for $12.7 million (including closing fees), the acquisition of land adjacent to a second warehouse club in Panama City, Panama for $3.4 million, the purchase of land and construction costs in

Honduras for $2.7 million, and $4.3 million in costs associated with the new warehouse club in Costa Rica. Additionally, in fiscal year 2006, the Company used $2.4 million to purchase the minority interest in the Company’s Jamaica subsidiary and $300,000 to purchase the 5% interest of a minority shareholder in the Company’s Trinidad subsidiary. This was offset by the receipt of $2.8 million as a return of a portion of its investment in the Mexico joint venture following the sale of two of the joint venture’s closed warehouse clubs.

Financing activities resulted in a net cash use of $7.3 million in fiscal year 2007, primarily as a result of repaying the $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006 in addition to the Company’s regularly scheduled principal payment of $2.2 million. This was offset by the Company establishing a new long term loan in Guatemala for $8.9 million to finance the acquisition of the land and the construction of that new warehouse club. The Company paid a cash dividend to common stockholders totaling $4.7 million during the year. The Company drew down from its available lines of short-term loans, with $3.3 million representing the net total amount of the draw down during the year. During fiscal year 2006, financing activities provided net cash of $10.7 million attributable to the sale of 2,385,553 shares of common stock for $19.0 million pursuant to the Company’s $8 rights offering which expired on January 31, 2006, $12.5 million in long-term debt borrowed from a related party, PS Ivanhoe LLC, to finance the purchase of the Panama City acquisition, and the sale of $1.5 million of common stock to Sol Price, one of the Company’s significant stockholders and father of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, as part of a lawsuit settlement. During that same period, the Company paid off or paid down long and short term loans totaling $10.8 million.

Financing Activities

During fiscal year 2007, the Company repaid the remaining $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.2 million. A new long-term loan was established in Guatemala totaling $8.9 million secured by the land and building of the new warehouse club to finance the land acquisition and construction of that club. The Company accessed certain short-term debt facilities in the amount of $3.3 million at the close of the period for working capital financing purposes.

Short-Term Borrowings and Long-Term Debt

As of August 31, 2007 and 2006, the Company, together with its majority or wholly owned subsidiaries, had $3.3 million and $158,000 outstanding in short-term borrowings, respectively.

The Company has a bank credit agreement for up to $7.0 million, which can be used as a line of credit or to issue letters of credit. As of August 31, 2007, letters of credit totaling $2.5 million were outstanding under this facility, leaving availability under this facility of $4.5 million.

As of August 31, 2007 and 2006, the Company, together with its majority or wholly owned subsidiaries, had $9.4 million and $18.7 million, respectively, outstanding in long-term borrowings. The Company’s long-term debt is collateralized by certain land, building, fixtures, equipment and shares of each subsidiary to which the debt relates and guaranteed by the Company up to its respective ownership percentage. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal year 2007, the Company repaid the remaining $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million.

Contractual Obligations

As of August 31, 2007, the Company’s commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$9,419	$1,411	$1,855	$1,822	$4,331
Operating leases	120,459	7,459	14,227	12,890	85,883

Total	$129,878	$8,870	$16,082	$14,712	$90,214

(1)	Amounts shown are for the principal portion of the long-term debt payment only.

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

Deferred Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2007, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain countries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a full valuation allowance was required with respect to deferred tax assets in several of its subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2007 of approximately $51.8 million and $9.5 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, which have increased due to the implementation of the Financial Program (as described in Note 11 to the Consolidated Financial Statements for the year ended August 31, 2007 included herein), the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Also, as a result of the Financial Program, the Company has determined that due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management’s judgments are based on market and operational conditions at the time of the evaluation and can include management’s best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an approximately $897,000 impairment charge in fiscal year 2007 to write-down the long-lived assets of the San Pedro Sula, Honduras location as a result of vacating the warehouse location and moving to another section of the city. The Company also recorded approximately $813,000 and $785,000 impairment charges in fiscal year 2006 to write-down the long-lived assets at the closed Dominican Republic warehouse, and San Pedro Sula closed warehouse, respectively.

Stock-Based Compensation: As of August 31, 2007, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123.” All employee stock option grants made or re-priced since the beginning of fiscal year 2003 have been or will be expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal year 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

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

Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company has opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 will not have a material impact on the Company’s consolidated financial condition and operating results.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS 157”) establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 simplifies and codifies related guidance within GAAP. The Company adopted SFAS 157 on September 1, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial condition and operating results.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Section N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Section N provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatement for the purpose of a materiality assessment. The Company adopted SAB No. 108 on September 1, 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial condition and operating results.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB 109,” which provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. The Company is required to adopt the provisions of FIN 48 no later than fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective September 1, 2007. The Company is currently evaluating the impact, if any, the interpretation will have on its consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company adopted EITF 06-03 on September 1, 2006 as required. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03. The adoption of EITF 06-03 did not have a material impact on the Company’s consolidated financial condition and operating results.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company has prospectively changed its policy from capitalization to expensing beginning in the third quarter of fiscal year 2006. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements, as no warehouse clubs were built on leased land in fiscal year 2006.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted SFAS 154 as of September 1, 2007 as required. The adoption of SFAS 154 did not have a material impact on the Company’s financial condition and operating results.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company adopted the provisions of FIN 47 in the fourth quarter of fiscal year 2006. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The information required by Item 7A is incorporated herein by reference to PriceSmart’s Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart’s Annual Report to Stockholders for the fiscal year ended August 31, 2007 under the heading “Financial Statements and Supplementary Data.”

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

To achieve these objectives, the Compensation Committee, which is comprised of members who have knowledge of executive compensation levels of other companies by virtue of their professional background, experience and dealings external to PriceSmart, has implemented and intends to maintain compensation plans that tie a portion of the executives’ overall compensation to key financial and operational goals.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Robert Price – Chief Executive Officer	2007	$277,244	$0	$0	$0	$0	$0		$277,244
John M. Heffner – Executive Vice President and Chief Financial Officer	2007	$235,677	$0	$0	$0	$48,000	$11,920	(2)	$295,627
Jose Luis Laparte – President	2007	$378,266	$0	$2,195,660	$0	$133,333	$110,518	(1)	$2,817,777
Robert M. Gans – Executive Vice President, Secretary and General Counsel	2007	$262,700	$0	$0	$0	$53,060	$27,375	(3)	$343,135
William J. Naylon – Executive Vice President and Chief Operating Officer	2007	$244,333	$0	$0	$0	$49,400	$14,050	(4)	$307,783

(1)	April 2007 dividend payment of $24,000, health benefit $263, 401(k) match $17,176, housing allowance $50,004 and tax grossed up trips home $19,075.

(2)	April 2007 dividend payment $2,048, health benefit $263 and 401(k) match $9,609.

(3)	April 2007 dividend payment $2,048, health benefit $301, 401(k) match $9,676 and special bonus $15,350.

(4)	April 2007 dividend payment $2,048, health benefit $301 and 401(k) match $11,701.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended August 31, 2007 to the named executive officers.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimates Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert Price – Chief Executive Officer	0	$0	$0	$0	0	0	0	0	0
John M. Heffner – Executive Vice President and Chief Financial Officer	0	$0	$0	$0	0	0	0	0	0
Jose Luis Laparte – President	12/7/2006	$0	$0	$0	0	0	0	124,400	0		$2,195,660
Robert M. Gans – Executive Vice President, Secretary and General Counsel	0	$0	$0	$0	0	0	0	0	0
William J. Naylon – Executive Vice President and Chief Operating Officer	0	$0	$0	$0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Robert Price – Chief Executive Officer	0	0	0			0	$0	0	$0
John M. Heffner – Executive Vice President and Chief Financial Officer	24,000	16,000	0	$6.26	1/1/2010	0	$0	12,800	$306,688
Jose Luis Laparte	50,000	0	0	$6.00	5/13/2010	0	$0	25,600	$613,376
– President	30,000	20,000	0	$6.00	2/1/2010	0	$0	124,400	$2,980,624
Robert M. Gans	7,000	0	0	$20.00	1/17/2008
– Executive Vice President, Secretary and General Counsel	30,000	0	0	$6.19	2/2/2010	0	$0	12,800	$306,688
William J. Naylon	0	0	0			0	$0	12,800	$306,688
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

Directors also receive reimbursement for travel expenses incurred in connection with their duties as directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in the fiscal year ended August 31, 2007.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Murray Galinson	$25,000	(1)	$0	$15,660		$0	$0	$0	$40,660
Katherine L. Hensley	$47,250	(2)	$0	$15,660		$0	$0	$0	$62,910
Leon C. Janks	$80,000	(3)	$0	$15,660		$0	$0	$0	$95,660
Lawrence B. Krause	$44,250	(4)	$0	$15,660		$0	$0	$0	$59,910
Jack McGrory	$24,213	(5)	$0	$0		$0	$0	$0	$24,213
Keene Wolcott	$20,902		$0	$50,010	(6)	$0	$0	$0	$86,572
Edgar Zurcher	$20,000	(7)	$0	$15,660		$0	$0	$0	$35,660

(1)	Includes $5,000 payment for fiscal year 2006.

(2)	Includes $8,000 payment for fiscal year 2006.

(3)	Includes $15,500 payment for fiscal year 2006.

(4)	Includes $7,750 payment for fiscal year 2006.

(5)	Includes $13,750 payment for fiscal year 2006.

(6)	New director initial grant of 3,000 on 10/12/2006 and annual grant of 1,000.

(7)	Includes $5,000 payment for fiscal year 2006.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain equity compensation plan information for the Company as of August 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	374,815	13.14	1,555,196
Equity compensation plans not approved by security holders	—	—	—
Total	374,815	13.14	1,555,196

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

Relationships with the Price Family, the Price Group, Directors Galinson and McGrory, and Former Director Cahill

Pursuant to the Company’s Audit Committee Charter, the audit committee of the board of directors is responsible for reviewing and approving all transactions with related parties requiring disclosure under Item 404(a) of SEC Regulation S-K. The Company has not adopted written procedures for review of, or standards for approval of, these transactions, but instead the audit committee has reviewed, and intends to continue to review, such transactions on a case-by-case basis. In addition, any transaction requiring waiver or amendment of the Company’s Code of Business Conduct and Ethics will be subject to review by the board of directors, and any such waiver or amendment must be approved by the board, with the interested directors, if any, not participating. All of the transactions described below were reviewed and approved in accordance with these policies.

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

Settlement of Suit. In connection with the settlement of a Complaint filed against Sol Price as well as the Company, as nominal defendant, alleging that Sol Price violated Section 16(b) of the Securities Exchange Act of 1934, in relation to an alleged purchase and subsequent sale of shares of the Company’s Common Stock, an affiliate of Sol Price purchased an aggregate of $1,500,000 of the Company’s Common Stock directly from the Company at a price of $8.90 per share, which was $0.50 above the closing price of the Company’s Common Stock at the date that price was established. Additionally, Mr. Price reimbursed the Company the sum of $125,000, which was paid by the Company to Plaintiff’s counsel as part of this settlement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3) The following exhibits are filed as part of this report.

Exhibit Number	Description
2.1(40)	Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(37)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(2)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.

10.3(a)(3)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(4)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

Exhibit Number	Description

10.3(d)(5)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

10.3(e)(6)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(6)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(7)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(7)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(8)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(9)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(30)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(47)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(38)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(41)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(43)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)(48)	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.3(q)(45)	Seventeenth Amendment to Employment Agreement dated as of January 1, 2007 between the Company and Robert M. Gans.

10.3(r)*	Eighteenth Amendment to Employment Agreement dated as of October 1, 2007 between the Company and Robert M. Gans.

10.4(11)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(12)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.8(a)(16)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

Exhibit Number	Description

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(30)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(39)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(43)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(45)	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(46)	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(6)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(38)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(42)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(43)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.29(g)(45)	Sixth Amendment to Employment Agreement dated as of January 1, 2007 by and between the Company and William Naylon.

Exhibit Number	Description

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(30)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(39)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(43)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.30(h)(45)	Sixth Amendment to Employment Agreement dated January 1, 2007 between the Company and John Hildebrandt.

10.30(i)(46)	Seventh Amendment to Employment Agreement dated March 1, 2007 between the Company and John Hildebrandt.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(8)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(30)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(39)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(43)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.43(i)(45)	Eighth Amendment to Employment Agreement dated January 1, 2007 between the Company and Edward Oats.

Exhibit Number	Description

10.43(j)(46)	Ninth Amendment to Employment Agreement dated March 1, 2007 between the Company and Edward Oats.

10.44(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(30)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(39)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(43)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.44(j)(45)	Ninth Amendment to Employment Agreement dated January 1, 2007 between the Company and Brud Drachman.

10.44(k)(46)	Tenth Amendment to Employment Agreement dated March 1, 2007 between the Company and Brud Drachman.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(36)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(36)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(41)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(43)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(48)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(45)	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

Exhibit Number	Description

10.54(g)*	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)*	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.55(35)	Letter of Understanding among the Price Group, the Company, PSMT Caribe, PSMT Trinidad, PSMT Philippines and the IFC, dated September 15, 2004.

10.56(35)	Assignment and Assumption Agreement between the Company and the IFC, dated September 15, 2004.

10.68(39)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.70(41)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.71(a)(41)	Promissory Note, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(b)(41)	Pledge and Security Agreement, dated as of October 24, 2005, by and between PriceSmart, Inc. and PS Ivanhoe, LLC.

10.71(c)(45)	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

10.72(a)(41)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.72(b)(44)	Restricted Stock Award Agreement, dated December 7, 2006, between the Company and Jose Luis Laparte.

10.73(42)	Stock Purchase Agreement dated as of December 23, 2005 by and between PriceSmart, Inc. and Carlos Nandwani, an individual, and Technotics International Ltd., a Bahamian company.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2007.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

#	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.

(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.

(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.

(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.

(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.

(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 20, 2004.

(36)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(37)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(39)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(40)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2006 filed with the Commission on April 14, 2006.

(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.

(47)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.

(48)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2008	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A (Amendment No. 2) has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. PRICE Robert E. Price	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 10, 2008

/s/ JOHN M. HEFFNER John M. Heffner	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 10, 2008

/s/ GONZALO BARRUTIETA Gonzalo Barrutieta	Director	July 10, 2008

/s/ MURRAY L. GALINSON Murray L. Galinson	Director	July 10, 2008

/s/ KATHERINE L. HENSLEY Katherine L. Hensley	Director	July 10, 2008

/s/ LEON C. JANKS Leon C. Janks	Director	July 10, 2008

/s/ LAWRENCE B. KRAUSE Lawrence B. Krause	Director	July 10, 2008

/s/ JOSE LUIS LAPARTE Jose Luis Laparte	President and Director	July 10, 2008

/s/ JACK MCGRORY Jack McGrory	Director	July 10, 2008

/s/ KEENE WOLCOTT Keene Wolcott	Director	July 10, 2008