Form 10-K
period 2008-08-31
PRICESMART INC
filed 2008-11-12
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of February 29, 2008 was $357,548,126, based on the last reported sale of $24.26 per share on February 29, 2008.

As of November 5, 2008, a total of 29,608,772 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2008 are incorporated by reference into Part II of this
Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 2009 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2008

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2008 and 2007, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2008)	Number of Warehouse Clubs in Operation (as of August 31, 2007)	Ownership (as of August 31, 2008)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	2	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	25	23

In November and December 2007 (fiscal year 2008), the Company opened its third warehouse clubs in each of Guatemala and Trinidad. Also during the second quarter of fiscal year 2008, the Company acquired the remaining 49% of minority interest in PriceSmart Nicaragua, increasing the Company’s ownership to 100%.  In addition, during the fourth quarter of fiscal year 2008, the Company acquired the remaining 10% of minority interest in PriceSmart Aruba, increasing its ownership to 100%.

As of August 31, 2008, the total number of consolidated warehouse clubs in operation was 25 operating in 11 countries and one U.S. territory, in comparison to 23 consolidated warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2007. The average age of the warehouse clubs included in continuing operations was 86 months and 80 months as of the end of fiscal year 2008 and fiscal year 2007, respectively.

The Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  In Costa Rica, this will bring the number of warehouse clubs in that country to five.  In Panama, the Company will relocate an existing warehouse club to this new site and close the existing warehouse club after the relocation has been completed.  The Company is completing due diligence reviews on two sites, one in Trinidad and the second one in the Dominican Republic as to which the Company has entered into a purchase agreement (subject to due diligence contingencies) and an option agreement, respectively.  In addition, the Company is closely examining Colombia as a potential new market for multiple PriceSmart warehouse clubs. Related to the recently acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in additional land adjacent to the warehouse club sites which will be developed as community shopping centers by the joint venture.  The Company will continue to consider the acquisition of additional land adjacent to new PriceSmart locations with or without a joint-venture (JV) partner.

In addition to the warehouse clubs operated directly by the Company.   There is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name “PriceSmart.” In addition, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. The warehouse clubs sell basic consumer goods to individuals and businesses, sales are typically comprised of approximately 48% U.S.-sourced merchandise and approximately 52% locally sourced merchandise, with an emphasis on quality and low prices. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

The Company acquires its U.S. and Asian sourced merchandise from suppliers and routes it directly to our warehouse clubs or to the Company’s consolidation points (“distribution centers”). The goods are allocated for container-based shipment via ocean freight from the distribution centers to our individual warehouse clubs. This maximizes freight volume per shipment and handling efficiencies, thereby lowering supply chain costs.

The typical no-frills warehouse club-type buildings range in size from 48,000 to 78,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food services, bakery, tire centers, and photo centers. The shopping format includes an annual membership fee.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company delivers U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides high value to its members. By focusing on providing exceptional value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and increase membership which in turn will allow for further efficiencies, resulting in price reductions and improved value to our members.

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

The Company recognizes membership income over the term of the membership, which is 12 months. Deferred membership income is presented separately on the consolidated balance sheet and totaled $7.8 million and $6.6 million as of August 31, 2008 and 2007, respectively. PriceSmart's membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

In the past, the Company rapidly expanded into new countries and markets as part of its strategy to gain volume buying benefits and to move quickly into underserved areas. The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing portfolio provides the opportunity for improved sales and profitability. However, the Company continues to evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  In Costa Rica, this will bring the number of warehouse clubs in that country to five.  In Panama, the Company will relocate an existing warehouse club to this new site and close the existing warehouse club after the relocation has been completed.  The Company is conducting due diligence reviews on two sites, one in Trinidad and the second one in the Domincan Republic, under purchase a argeement (subject to due diligence contingencies) and an option to purchase agreement respectively.  In addition, the Company is closely examining Colombia as a potential new market for multiple PriceSmart warehouse clubs. Related to the recently acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in additional land adjacent to the warehouse club sites which will be developed as community shopping centers by the joint venture.  The Company will continue to consider the acquisition of additional land adjacent to new PriceSmart locations with or without a JV partner.

Warehouse Club Closings and Asset Impairment

During fiscal year 2006, the Company recorded $1.8 million in asset impairment and closure costs, which were primarily due to the write-down of the buildings and land that previously housed warehouse clubs, one in Honduras and one in the Dominican Republic. The Company’s original San Pedro Sula, Honduras location was vacated and the warehouse club was relocated to a new site which was acquired during fiscal year 2006 in another section of the city. The charge in the Dominican Republic relates to the previously closed warehouse club in East Santo Domingo.

During fiscal year 2007, the Company recorded $1.6 million in asset impairment and closure costs. These costs were primarily due to the write down of the vacated San Pedro Sula, Honduras location and the loss on the sale of the East Santo Domingo, Dominican Republic location. In addition there were closure costs recorded in Guatemala for the closed Plaza warehouse, and closure costs in the Dominican Republic and Honduras incurred in operating and preparing the respective properties for sale. In September 2007 (fiscal year 2008), the Company finalized the sale of the vacated San Pedro Sula, Honduras location at the net book value of the asset.

During fiscal year 2008, the Company recorded approximately $1.1 million in asset impairment and closure costs.  These were primarily due to the write down of bulk packaging equipment for approximately $449,000, as this packaging is now substantially performed in vendor installations.  In addition, the Company recorded closing costs in Guatemala for the closed Plaza warehouse, and closure costs in Honduras associated with the final closure and sale of the San Pedro Sula club warehouse location.  The major effect on these closure costs was the revaluation of the Guatemala Plaza lease liability for approximately $605,000 to reflect the increase in rental costs over the remaining period of the lease.  Interest related to income generated from the note receivable related to the sale of the East Side Santo Domingo club warehouse which was located in the Dominican Republic is also included within the Asset impairment and closure costs reported in fiscal year 2008.

Discontinued Operations

With the disposition of the Company's interest in PSMT Philippines, Inc. in fiscal 2005 this entity, as well as the Company's Guam operation, which was closed in fiscal 2004, qualify for treatment as “discontinued operations” in the Company's consolidated financial statements. The prior periods have been reclassified for comparative purposes.

International Licensee Business

The Company had one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people at the end of fiscal year 2008, through which the Company earns a royalty fee.

Intellectual Property Rights

It is the Company's policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registration eligible trademarks with the U.S. Patent and Trademark Office, and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its joint ventures, employees, consultants and suppliers and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

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

Employees

As of August 31, 2008, the Company and its consolidated subsidiaries had a total of 4,200 employees. Approximately 94.4% of the Company's employees were employed outside of the United States.

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

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts and other crimes; (vi) limitations on U.S. company ownership in certain foreign countries; (vii) product registration, permitting and regulatory compliance; (viii) volatility in foreign currency exchange rates; (ix) the financial and other capabilities of the Company's joint venturers and licensees; and (x) general political as well as economic and business conditions.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2008, the Company had in operation 25 consolidated warehouse clubs in 11 countries and one U.S. territory (four in Panama; four in Costa Rica; three each in Guatemala and Trinidad; two each in the Dominican Republic, El Salvador and Honduras; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands). The success of the Company's business will depend to a significant degree on the Company's ability to (i) efficiently operate warehouse clubs on a profitable basis and (ii) maintain positive comparable warehouse club sales growth in the applicable markets. In addition, the Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. An inability or failure to retain effective warehouse personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company's warehouse clubs typically import half or more of the merchandise that they sell, which originates from various countries and is transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or product it selects to import. For example, several of the countries in which the Company's warehouse clubs are located have imposed restrictions on the importation of some U.S. beef products because of concerns about Bovine Spongiform Encephalopathy (BSE), commonly referred to as “mad cow disease.” As a result of these restrictions, the sales of U.S. beef products may be impaired for the duration of these restrictions and may continue following the lifting of these restrictions because of perceptions about the safety of U.S. beef among people living in these countries. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.

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

General economic conditions could adversely impact our business in various respects. A further slowdown in the U.S. economy or other economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates, consumer spending patterns, customer preferences and other economic factors in each of the Company's foreign markets may adversely affect our business by reducing overall consumer purchasing power and could negatively impact the Company's growth, sales and profitability. In addition, a significant decline in these economies may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as reduced expatriate remittances, reduced tourism, and less foreign investment could negatively impact Central America and the Caribbean. The current global general economic instability, the potential for further economic dislocations, the potential impact of a recession, the potential for failures or realignments of financial institutions and the related impact on available credit could have a material adverse effect on the Company's business, financial condition and results of operations.

A few of the Company's stockholders own nearly one-half of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. A group comprised of Robert E. Price, who is the Company’s Chairman of the Board and Chief Executive Officer, Jose Luis Laparte, the Company’s President, Sol Price, a significant stockholder of the Company and father of Robert E. Price, Jack McGrory, Murray Galinson, Keene Wolcott, members of our Board of Directors, and affiliates of these individuals, including Price Charities, and The Price Group, LLC filed an amended Schedule 13D reflecting that their collective ownership approximates 48% of the Company’s outstanding shares of common stock and stating their intention to act as a group with respect to voting of the Company’s common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2008, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For fiscal year 2008, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a net currency devaluation of 81% between the end of fiscal year 2002 and the end of fiscal year 2003 and 13% (significantly higher at certain points of the year) between the end of fiscal year 2003 and the end of fiscal year 2004. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statement of income, for fiscal years 2008, 2007 and 2006 were approximately ($1.6 million), $5,000 and ($1.5 million), respectively.

    The Company faces the risk of exposure to product liability claims, a product recall and adverse publicity. The Company markets and distributes products purchased from third-party suppliers and  products prepared by the Company for resale, including meat, dairy and other food products which exposes the Company to the risk of product liability claims, a product recall and adverse publicity. The Company may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the foodservice or consumer level. The Company generally seeks contractual indemnification and insurance coverage from its major suppliers for product purchased from third-party suppliers and carries product liability insurance for product prepared by the Company. However, if the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on the Company's ability to successfully market its products and on the Company's business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the Company's products caused illness or injury could have a material adverse effect on the Company's reputation with existing and potential customers and on the Company's business, financial condition and results of operations.

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

For example, in fiscal year 2008 the Company was required to take an impairment charge pursuant to SFAS No. 144 of approximately $449,000 on bulk packaging equipment located in its club warehouses.  This was due to the Company’s decision to outsource the bulk packaging of product. The Company was also required to take an impairment charge pursuant to SFAS No. 144 on the old San Pedro Sula, Honduras warehouse site in fiscal year 2007 of approximately $897,000. This was due to the revised fair valuation of the land and building as a result of the disposal agreement. In addition, the Company recorded a $2.6 million impairment charge related to the write down of the Company's interest in its Mexico joint venture as a result of the disposal agreement. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” could adversely affect the Company's future results of operations and financial position. Under statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the Statement. As of August 31, 2008, the Company had goodwill of approximately $39.2 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2008 and August 31, 2007, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

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

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc. (“PEI”) in 1997, the Company agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. For example, PEI sold an unimproved, 12.9-acre site located in Meadowlands, New Jersey in August 1995. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site. The Company also retains certain environmental indemnification obligations with respect to a parcel of land in Silver City, New Mexico, which PEI sold in March 1996 but agreed to retain responsibility for certain environmental matters. This site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited and has been reducing in mass and extent under naturally attenuating processes. The Company is continuing to monitor the soil and groundwater at this property under supervision of local authorities. If the Company were to incur costs for remediating contamination at the Meadowlands or Silver City sites (or any other site for which the Company maintains environmental responsibility) which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company makes available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2008 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2008, PriceSmart operated 25 membership warehouse clubs.
Number of warehouse clubs	Own land and building	Lease land and/or building	Anticipated warehouse club openings
CENTRAL AMERICA
Panama	3	1	— (3)
Guatemala	1	2	—
Costa Rica	4	—	1(4)
El Salvador	2	—	—
Honduras	1	1	—
Nicaragua	1	—	—
CARIBBEAN
Dominican Republic	2	—	—
Aruba	—	1	—
Barbados(2)	1	—	—
Trinidad	2	1	—
U.S. Virgin Islands	—	1	—
Jamaica	1	—	—
Total	18	7(1)	1

(1)  Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal 2004 and 2003, respectively. The respective land and building is currently subleased to third-parties

(2) The Company acquired the land and building formerly leased in Barbados on November 15, 2007 (fiscal year 2008).
(3) An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in fiscal 2010 and the Company will close the existing warehouse club after the relocation has been completed.

(4) This warehouse club is expected to open in the spring of 2009 (Alajuela).

At August 31, 2008, our warehouse clubs occupied approximately a total of 1,577,755 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs located on leased property:

Location (1)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Options to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2025	5 year option/ indefinite periods
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	April 30, 2009	1 year
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	31,575	February 28, 2010	18 months

(1)
Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal 2004 and 2003, respectively. The respective land and building is currently subleased to third-parties.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2008 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2008 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2008 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2008 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2008 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2008, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Accounting Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the Principal Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

(b) Management’s report on internal control over financial reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of August 31, 2008, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of August 31, 2008, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting, during the fourth quarter of the fiscal year ended August 31, 2008 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of PriceSmart, Inc. and our report dated November 6, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California
November 6, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

PriceSmart has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at http://pricesmart.com/Investor/Corporate-Governance/Conduct.aspx. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provision of its code of ethics within four business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Election of Directors,” “Information Regarding Directors,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Information Regarding the Board,” and “Executive Compensation and Other Information.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The documents listed in the following table, which are included in our Annual Report to Stockholders, are incorporated herein by reference to the portions of this Annual Report on Form 10-K filed as Exhibit 13.1 hereto.

(1) and (2) Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(36)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.2(2)	Agreement Concerning Transfer of Certain Assets dated as of November 1996 by and among Price Enterprises, Inc., Costco Companies, Inc. and certain of their respective subsidiaries.
10.2(a)(39)
Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

10.2(b)(48)	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.2(c)(48)
Settlement Agreement and Release entered into as of February 8, 2008 by and among PriceSmart, Inc. and PSMT entities (collectively known as PriceSmart) and PSC, S.A. and PSC entities (collectively known as “PSC Parties”).

10.3(a)(3)**	Employment Agreement dated September 20, 1994 between Price Enterprises, Inc. and Robert M. Gans.

10.3(b)(4)**	Third Amendment to Employment Agreement dated April 28, 1997 between Price Enterprises, Inc. and Robert M. Gans.

10.3(c)(1)**	Fourth Amendment to Employment Agreement dated as of September 2, 1997 between the Company and Robert M. Gans.

10.3(d)(5)**	Fifth Amendment to Employment Agreement dated as of March 31, 1999 between the Company and Robert M. Gans.

Exhibit Number	Description
10.3(e)(6)**	Sixth Amendment to Employment Agreement dated as of November 22, 1999 between the Company and Robert M. Gans.

10.3(f)(6)**	Seventh Amendment to Employment Agreement dated as of July 18, 2000 between the Company and Robert M. Gans.

10.3(g)(7)**	Eighth Amendment to Employment Agreement dated as of September 26, 2001 between the Company and Robert M. Gans.

10.3(h)(7)**	Amendment of Employment Agreement dated as of October 16, 2001 between the Company and Robert M. Gans.

10.3(i)(8)**	Ninth Amendment to Employment Agreement dated as of November 19, 2002 between the Company and Robert M. Gans.

10.3(j)(9)**	Tenth Amendment to Employment Agreement dated as of January 22, 2003 between the Company and Robert M. Gans

10.3(k)(30)**	Eleventh Amendment to Employment Agreement dated as of July 24, 2003 between the Company and Robert M. Gans.

10.3(l)(46)**	Twelfth Amendment to Employment Agreement dated as of September 24, 2004 between the Company and Robert M. Gans.

10.3(m)(37)**	Thirteenth Amendment to Employment Agreement dated as of February 10, 2005 between the Company and Robert M. Gans.

10.3(n)(40)	Fourteenth Amendment to Employment Agreement dated as of September 26, 2005 between the Company and Robert M. Gans.

10.3(o)(42)	Fifteenth Amendment to Employment Agreement dated as of March 1, 2006 between the Company and Robert M. Gans.

10.3(p)(47)	Sixteenth Amendment to Employment Agreement dated as of September 25, 2006 between the Company and Robert M. Gans.

10.3(q)(44)	Seventeenth Amendment to Employment Agreement dated as of January 1, 2007 between the Company and Robert M. Gans.

10.3(r)(50)	Eighteenth Amendment to Employment Agreement dated as of October 1, 2007 between the Company and Robert M. Gans.

10.3(s)(48)	Nineteenth Amendment to Employment Agreement dated as of January 1, 2008 between the Company and Robert M. Gans.

10.3(t)*	Twentieth Amendment to Employment Agreement dated as of October 1, 2008 between the Company and Robert M. Gans.

10.4(11)	Tax Sharing Agreement dated as of August 26, 1997 between the Company and Price Enterprises, Inc.

10.5(12)**	Form of Indemnity Agreement.

10.6(1)**	Assignment and Assumption of Employment Agreement dated August 29, 1997 between the Company and Price Enterprises, Inc.

10.8(a)(16)**	Employment Agreement dated March 31, 1998 between the Company and Thomas D. Martin.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

Exhibit Number	Description
10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(30)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(38)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.20(a)(6)	Registration Rights Agreement dated as of June 5, 2000 by and among the Company and the Shareholders of PSC, S.A.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(37)**	Third Amendment to Employment Agreement dated as of February 16, 2005 by and between the Company and William Naylon.

10.29(e)(41)	Fourth Amendment to Employment Agreement dated as of January 11, 2006 by and between the Company and William Naylon.

10.29(f)(42)	Fifth Amendment to Employment Agreement dated as of March 1, 2006 by and between the Company and William Naylon.

10.29(g)(44)	Sixth Amendment to Employment Agreement dated as of January 1, 2007 by and between the Company and William Naylon.

10.29(h)(48)	Seventh Amendment to Employment Agreement dated as of January 1, 2008 by and between the Company and William Naylon.

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

Exhibit Number	Description
10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(30)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(38)**	Fourth Amendment to Employment Agreement dated March 9, 2005 between the Company and John Hildebrandt.

10.30(g)(42)	Fifth Amendment to Employment Agreement dated March 1, 2006 between the Company and John Hildebrandt.

10.30(h)(44)	Sixth Amendment to Employment Agreement dated January 1, 2007 between the Company and John Hildebrandt.

10.30(i)(45)	Seventh Amendment to Employment Agreement dated March 1, 2007 between the Company and John Hildebrandt.

10.30(j)(48)	Eighth Amendment to Employment Agreement dated January 1, 2008 between the Company and John Hildebrandt.

10.30(k)(49)	Ninth Amendment to Employment Agreement dated March 1, 2008 between the Company and John Hildebrandt.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Edward Oats.

10.43(b)(8)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(30)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(38)**	Sixth Amendment to Employment Agreement dated March 9, 2005 between the Company and Edward Oats.

10.43(h)(42)	Seventh Amendment to Employment Agreement dated March 1, 2006 between the Company and Edward Oats.

10.43(i)(44)	Eighth Amendment to Employment Agreement dated January 1, 2007 between the Company and Edward Oats.

10.43(j)(45)	Ninth Amendment to Employment Agreement dated March 1, 2007 between the Company and Edward Oats.

10.43(k)(48)	Tenth Amendment to Employment Agreement dated January 1, 2008 between the Company and Edward Oats.

10.43(l)(49)	Eleventh Amendment to Employment Agreement dated March 1, 2008 between the Company and Edward Oats.

10.44(a)(8)**	Employment Agreement dated as of January 11, 2000 between the Company and Brud Drachman.

Exhibit Number	Description
10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(30)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(30)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(38)**	Seventh Amendment to Employment Agreement dated March 9, 2005 between the Company and Brud Drachman.

10.44(i)(42)	Eighth Amendment to Employment Agreement dated March 1, 2006 between the Company and Brud Drachman.

10.44(j)(44)	Ninth Amendment to Employment Agreement dated January 1, 2007 between the Company and Brud Drachman.

10.44(k)(45)	Tenth Amendment to Employment Agreement dated March 1, 2007 between the Company and Brud Drachman.

10.44(l)(48)	Eleventh Amendment to Employment Agreement dated January 1, 2008 between the Company and Brud Drachman.

10.44(m)(49)	Twelfth Amendment to Employment Agreement dated March 1, 2008 between the Company and Brud Drachman.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(35)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(35)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(40)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(42)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(47)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(44)	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)(50)	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)(50)	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.54(i)(48)	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.54(j)*	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

Exhibit Number	Description

10.68(38)	Stock Purchase Agreement dated April 19, 2005 between the Company and The Price Group, LLC, the Sol and Helen Price Trust and the Robert and Allison Price Trust.

10.70(40)	Stock Purchase Agreement dated November 11, 2005 between the Company and Big Box Sales Ltd.

10.71(c)(44)	Acquisition of Fractional Interest on Jet, dated January 23, 2007, between the Company and PFD Ivanhoe, Inc.

10.71(d)(48)	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.71(e)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.71(f)(48)	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

10.72(a)(40)	Stock Purchase Agreement, dated as of October 6, 2005, by and between PriceSmart, Inc. and the Sol and Helen Price Trust.

10.72(b)(43)	Restricted Stock Award Agreement, dated December 7, 2006, between the Company and Jose Luis Laparte.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2008.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2006 filed with the Commission on April 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.
(49)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.
(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended August 31, 2008.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2006	$2,260	$(4)	$(2,065	)(1)	$191
Year ended August 31, 2007	191	(52)	(136)		3
Year ended August 31, 2008	3	625 (2)	(617)		11

(1)	Deduction principally consists of China royalty write-off of $2.0 million in fourth quarter of fiscal year 2006, which had been previously reserved in prior years.
(2)	Expenses and deduction principally consist of $530,000 write-off of PSC receivables as part of the PSC legal settlement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2008	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. PRICE	Chairman of the Board and Chief	November 12, 2008
Robert E. Price	Executive Officer
(Principal Executive Officer)

/s/ JOHN M. HEFFNER	Executive Vice President and Chief	November 12, 2008
John M. Heffner	Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

/s/ GONZALO BARRUTIETA	Director	November 12, 2008
Gonzalo Barrutieta

	Director	November 12, 2008
Murray L. Galinson

/s/ KATHERINE L. HENSLEY	Director	November 12, 2008
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 12, 2008
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 12, 2008
Lawrence B. Krause

/s/ JOSE LUIS LAPARTE	President and Director	November 12, 2008
Jose Luis Laparte

/s/ JACK MCGRORY	Director and Executive Vice President – Real	November 12, 2008
Jack McGrory	Estate and Development

/s/ KEENE WOLCOTT	Director	November 12, 2008
Keene Wolcott

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
AUGUST 31, 2008

PRICESMART, INC.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the five years ended August 31, 2008 is derived from the Company's consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

	Years Ended August 31,
	2008	2007	2006	2005	2004
	(in thousands, except earnings (loss) per share)
OPERATING RESULTS DATA:
Net warehouse club sales	$1,097,510	$869,102	$719,576	$604,994	$530,262
Export sales	1,498	1,016	63	425	1,052
Membership income	16,042	13,857	11,520	9,424	7,939
Other income	4,826	4,826	3,514	3,982	4,938
Total revenues	1,119,876	888,801	734,673	618,825	544,191
Cost of goods sold	933,714	738,279	611,497	517,005	456,716
Selling, general and administrative	134,214	115,123	102,863	95,671	92,944
Preopening expenses	1,010	373	349	99	—
Asset impairment and closure costs	1,142	1,550	1,834	11,361	1,236
Provision for settlement of pending litigation	1,370	5,500	—	—	—
Operating income (loss)	48,426	27,976	18,130	(5,311)	(6,705)
Net interest and other income (expense)(1)	(598)	523	(1,383)	(4,625)	(5,716)
Income (loss) from continuing operations before provision for income taxes, losses (including impairment charges) of unconsolidated affiliate and minority interest	47,828	28,499	16,747	(9,936)	(12,421)
Provision for income taxes	(9,124)	(12,337)	(8,112)	(9,140)	(4,236)
Losses (including impairment charges in 2007, 2005 and 2004) of unconsolidated affiliate(2)	—	(2,903)	(97)	(4,368)	(4,828)
Minority interest	(494)	(476)	(354)	566	697
Income (loss) from continuing operations	38,210	12,783	8,184	(22,878)	(20,788)
Discontinued operations income (loss), net of tax	(104)	143	3,674	(19,459)	(9,194)
Net income (loss)	38,106	12,926	11,858	(42,337)	(29,982)
Preferred dividends	—	—	—	(648)	(3,360)
Deemed dividend on exchange of common stock for preferred stock	—	—	—	(20,647)	—
Net income (loss) available (attributable) to common stockholders	$38,106	$12,926	$11,858	$(63,632)	$(33,342)
EARNINGS (LOSS) PER COMMON SHARE - BASIC:
Income (loss) from continuing operations	$1.32	$0.44	$0.30	$(1.13)	$(2.85)
Discontinued operations, net of tax	$—	$0.01	$0.13	$(0.96)	$(1.26)
Preferred and deemed dividends	$—	$—	$—	$(1.06)	$(0.46)
Net earnings (loss) per common share	$1.32	$0.45	$0.43	$(3.15)	$(4.57)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) from continuing operations	$1.30	$0.44	$0.30	$(1.13)	$(2.85)
Discontinued operations, net of tax	$—	$—	$0.13	$(0.96)	$(1.26)
Preferred and deemed dividends	$—	$—	$—	$(1.06)	$(0.46)
Net earnings (loss) per common share	$1.30	$0.44	$0.43	$(3.15)	$(4.57)
Weighted average common shares - basic	28,860	28,534	27,332	20,187	7,290
Weighted average common shares - diluted	29,210	29,243	27,735	20,187	7,290

	As of August 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$48,121	$32,065	$39,995	$30,147	$32,910
Short-term restricted cash	536	8,046	7,651	7,331	7,255
Total assets	449,963	395,419	359,043	319,854	376,008
Long-term debt (including related party)(3)	23,028	8,008	13,252	23,915	82,172
Stockholders’ equity	274,506	245,316	234,619	198,273	127,879
Dividends paid on common stock(4)	9,463	4,659	—	—	—

(1)	Net interest and other income (expense) includes interest income and expense and gains and losses on disposal of assets.
(2)	Includes impairment charges of $2.6 million, $1.1 million and $3.1 million, in fiscal years 2007, 2005 and 2004, respectively.
(3)	Long-term debt, net of current portion.
(4)	On January 24, 2008 and February 5, 2007, the Company declared a cash dividend on its common stock (see Note 6).

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; the Company faces significant competition; the Company may encounter difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders have control over the Company's voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; and the Company faces compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002; as well as the other risks detailed in the Company's SEC reports, including the Company's Form 10-K for the fiscal year ended August 31, 2008 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2008 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2008 and August 31, 2007 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2008)	Number of Warehouse Clubs in Operation (as of August 31, 2007)	Ownership (as of August 31, 2008)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	2	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	2	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	25	23

 In Honduras, the Company completed construction and relocated its San Pedro Sula warehouse club to a new site, which is also located in San Pedro Sula. The opening at the new site took place on November 4, 2006 (fiscal year 2007). During fiscal year 2007, the Company purchased land in Guatemala and Trinidad, where it completed construction and opened new warehouse clubs in November and December 2007 (fiscal year 2008), respectively.

During fiscal year 2008, as a result of the PSC Settlement, the Company purchased the remaining 49% minority interest of its Nicaragua subsidiary from PSC. Also, during the fourth quarter of fiscal year 2008, the Company acquired the remaining 10% minority interest of its Aruba subsidiary from Nithyananda Enterprises, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.

At the end of August 2008, the total number of consolidated warehouse clubs in operation was 25 operating in 11 countries and one U.S. territory, in comparison to 23 warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2007. The average age of the 25 warehouse clubs included in continuing operations was 86 months as of the end of fiscal year 2008 and the average age of the 23 warehouse clubs included in continuing operations was 80 months as of the end of fiscal year 2007.

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

General Economic Factors

•
The economic slowdown in the U.S. will likely have a negative impact on the economies in PriceSmart’s markets.  Factors such as reduced expatriate remittances, reduced tourism, and less foreign investment could negatively impact Central American and the Caribbean.  In addition, increased fuel and food prices will reduce consumer purchasing power and could negatively impact discretionary spending on non-consumables.

•
Many PriceSmart markets are susceptible to foreign exchange rate volatility.  Exchange rate changes either increase or decrease the cost of imported products.  Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located.  The Company purchases these goods in dollar-denominated transactions, while approximately 79% of the Company's net warehouse sales are in foreign currencies.  In general, local currencies in PriceSmart markets have gradually declined relative to the dollar.  Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products.  However, appreciation in local currencies make imported products more affordable.  There is no way to accurately forecast how currencies may trade in the future.  PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

•
Inflation rates continue to be high in certain markets, with the highest annual rate in Nicaragua at a reported 14% per year.  Inflation has had and may continue to have a positive impact on Company sales, particularly basic food commodities.  However, inflation can also reduce consumer purchasing power which could negatively impact sales as well increase the Company’s expenses, particularly wages and utilities.

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

•
In March 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida.  The additional space will permit the Company to more efficiently service the PriceSmart locations and to realize efficiencies in distribution operating expenses.  In addition, the Company recently added space to its existing leased frozen and refrigerated distribution center which will meet the Company’s projected capacity needs for the next 18 months, during which time we will evaluate the need to relocate to a larger facility.

•
The Company offers a co-branded credit card to PriceSmart members in Central America. The Company anticipates that as more members obtain and use the card, there will be additional expense savings.  Also, the Company recently entered into an agreement to introduce a co-branded credit card to the PriceSmart locations in the Caribbean to reduce expenses and to provide a benefit to PriceSmart members.

•
Based on the success of previously expanding the size of certain PriceSmart buildings, two additional PriceSmart locations will be expanded in Aruba and Nicaragua by an average of 7,500 square feet each in the first part of FY2009.  These expansions will result in larger sales areas to support additional sales.

•
The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  In Costa Rica, this will bring the number of warehouse clubs in that country to five. This is expected to be completed during fiscal year 2009. In Panama, the Company will relocate an existing warehouse club to this new site and close down the existing site after relocation has occurred.  This is expected to be completed during fiscal year 2010. The Company is conducting due diligence reviews on two sites, one in Trinidad and the second one in the Dominican Republic, as to which the Company has entered into a purchase agreement (subject to due diligence contingencies) and an option to purchase agreement, respectively.  In addition, the Company is closely examining Colombia as a potential new market for multiple PriceSmart warehouse clubs.

•
The Company’s policy is to own its real estate wherever possible because of the lower operating expenses associated with ownership and because PriceSmart’s successful business enhances real estate values. Related to the recently acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in additional land adjacent to the warehouse club sites which will be developed as community shopping centers. The Company will continue to consider the acquisition of additional land adjacent to new PriceSmart locations with or without a Joint-Venture (JV) partner.

Key items for fiscal year 2008 included:

•
Net warehouse sales increased 26.3% over the prior year, resulting from a 20.1% increase in comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13.5 months) and the opening of two new warehouse clubs, one in November 2007 and one in December 2007.

•
Membership income for fiscal year 2008 increased 15.8% to $16.0 million as a result of a 13% increase in membership accounts from August 31, 2007 to August 31, 2008, continued strong renewal rates at 85% and a 3% increase in the average membership fee.

•
Gross profits (net warehouse sales less cost of merchandise) increased 25.4% over the prior year due to increased warehouse sales, and gross margin decreased 11 basis points as a percent of net warehouse sales resulting from reduced prices for enhanced value to our members.

•
Selling, general and administrative expenses as a percentage of net warehouse sales improved 102 basis points, as increased sales offset the cost increases associated with wages, utilities, credit cards, supplies, and expenses related to repairs and maintenance of our warehouse clubs.

•	Operating income for the fiscal year was $48.4 million, which included $1.1 million in asset impairment and closure costs, and a $1.4 million charge related to the final settlement with PSC, S.A.

•	Net income attributable to common stockholders for the fiscal year was $38.1 million, or $1.30 per diluted share.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Net warehouse club sales increased 26.3% to $1.098 billion in fiscal year 2008 from $869.1 million in fiscal year 2007. The Company's sales were positively impacted by a continued favorable economic environment in most of its markets during the year despite the difficulties experienced by retailers in the U.S. market. The Company believes that sales growth also reflects the Company’s efforts in the selection and value of the merchandise carried in the clubs and the value that we bring to our members which has also resulted in a growing membership base. Approximately two-thirds of the sales growth experienced from fiscal year 2007 to fiscal year 2008 resulted from increased transactions. The other portion of sales growth is attributable to growth in the value of the average transaction by our members.  Inflationary pressures in certain food commodities partially contributed to some of this increase in average transaction value, although given the broad range of products offered and the introduction of new merchandise items throughout the year, it would be difficult for management to estimate a specific impact of inflation on the average transaction value of the Company.  Warehouse clubs in all countries registered increased sales from fiscal year 2007 to fiscal year 2008. The Company opened two new warehouse clubs in the period: one in Guatemala which opened on November 14, 2007 and one in Trinidad which opened on December 13, 2007. Together they accounted for approximately 539 basis points of growth in net warehouse club sales.

The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Fiscal Years Ended August 31,
	2008		2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$656,612	59.8%	$529,150	60.9%	$127,462	24.1%
Caribbean	440,898	40.2%	339,952	39.1%	100,946	29.7%
	$1,097,510	100.0%	$869,102	100.0%	$228,408	26.3%

Comparable warehouse club sales, which are for warehouse clubs open at least 13½ full months, increased 20.1% for the 52-week period ended August 31, 2008, compared to the same 52-week period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13½ calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 will not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2008, 2007 and 2006:

	Fiscal Years Ended August 31,
	2008	2007
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	31%	31%
Food (including dry and fresh foods)	44%	42%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	14%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	9%	9%
Other (including one-hour photo and food court)	2%	2%
	100%	100%

The higher percentage of net sales associated with Food in the fiscal year 2008, compared to fiscal year 2007 partially reflects the impact of inflation on commodity food products relative to Hardlines and Softlines which experienced less inflationary pressures.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) for fiscal year 2008 increased $33.4 million to $165.2 million, or 15.1% of net warehouse club sales, from $131.8 million, or 15.2% of net warehouse club sales for fiscal 2007. The increase in warehouse club gross profit margin dollars was primarily due to higher sales in the current fiscal year as compared to the prior fiscal year. As a percentage of sales, warehouse gross profit declined by approximately 11 basis points for fiscal year 2008, compared to fiscal year 2007, as reduced foreign currency exchange losses and improvements in merchandise distribution and shrink results were offset by targeted reductions in merchandise margins to provide greater value to PriceSmart members through lower prices.

Export sales were $1.5 million for fiscal year 2008, compared to export sales of $1.0 million for fiscal year 2007, due primarily to direct sales to institutional customers (primarily retailers) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.8% to $16.0 million, or 1.5% of net warehouse sales, in fiscal year 2008, compared to $13.9 million, or 1.6% of net warehouse sales, in fiscal year 2007. Total membership accounts as of the end of fiscal year 2008 were approximately 604,000, an increase of approximately 69,000 accounts over the end of fiscal year 2007. The principal reasons for the increase in membership levels has been the Company’s ability to maintain membership retention levels at 85% combined with an increase in the membership base at our existing warehouse locations and the new members added with the opening of the two new warehouse clubs.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income for both fiscal years was $4.8 million.  Included in the results for fiscal year 2007 was $500,000 in non-recurring income recognized in the second quarter of fiscal year 2007 related to the marketing fees earned on the Company’s co-branded credit card agreement with Banco Promerica.

Warehouse club operating expenses increased 18.0% to $103.9 million, or 9.5% of warehouse sales, for fiscal year 2008 from $88.0 million, or 10.1% of warehouse sales, in fiscal year 2007. The addition of the two new warehouse clubs added a total of $4.4 million to warehouse club operating costs during fiscal year 2008, compared to fiscal year 2007. The increase in warehouse club operating expenses excluding the two new warehouse clubs resulted from increased payroll related expenses of $5.7 million, higher bank and credit card fees primarily related to higher sales of $1.8 million, and increased operating costs for utilities, repair and maintenance, and supplies of $2.7 million. The Company also incurred higher depreciation expense of $911,000 related to capital expenditures over the year, including the acquisition of the company that had leased to the Company the real estate upon which the PriceSmart Barbados warehouse club is located, which was offset by a related reduction in rent expense of $574,000.

 General and administrative expenses increased to $30.3 million, or 2.8% of net warehouse sales, for fiscal year 2008 from $27.1 million, or 3.1% of net warehouse sales, in fiscal year 2007.  The Company incurred increased costs $872,000 for salaries and related benefits, including ex-pat costs, for the Company’s corporate headquarters and U.S. buying operation. Professional fees, primarily related to the litigation and ultimate settlement with the Promerica entities discussed below and tax consulting services resulted in increased costs of $1.7 million in fiscal year 2008, compared to fiscal year 2007.  In addition, fiscal year 2007 results included the release of a $200,000 reserve in excess of estimated claims.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in fiscal year 2008 were $1.0 million related to the opening of the two new warehouse clubs, Guatemala and Trinidad. In the prior fiscal year, pre-opening expense was $373,000, of which $256,000 was primarily associated with the opening of the relocated San Pedro Sula, Honduras location. The remainder was related to the new Guatemala and Trinidad warehouse clubs which opened in November and December 2007, respectively (fiscal year 2008).

    Asset impairment and closure costs for fiscal year 2008 were $1.1 million, compared to $1.6 million in fiscal year 2007. Contributing to the expense in the current fiscal year is a $605,000 non-cash charge to recognize a decrease in the net present value of future cash flows over the remaining lease life for the closed but subleased Guatemala Plaza location as a result of a rent increase to the Company from the landlord and approximately $205,000 in other expenses related to the Guatemala Plaza location.  In addition, the Company took a $449,000 non-cash charge to write-down the net book value of certain equipment related to in-club bulk packaging.  This results from the fact that the Company is now able to purchase pre-packaged items at competitive prices from its suppliers, thereby freeing up merchandise space and reducing labor costs within the club.  Impairment and closure costs were lowered during fiscal year 2008 by approximately $127,000 in interest income related to the note receivable on the Dominican Republic sale of the East Side Santo Domingo warehouse. Asset impairment and closure costs in the prior fiscal year resulted from a further write-down of the value of the original San Pedro Sula, Honduras warehouse club which was vacated in early fiscal year 2007 in favor of a new club that was built in another section of the city. The further write-down of $897,000 in fiscal year 2007 was a result of entering into an agreement to sell the location for $2.5 million. The sale of which was completed in September 2007 (fiscal year 2008). The Company incurred approximately $128,000 in additional closure costs during the fiscal year 2007 related to the vacating of the San Pedro Sula warehouse site. Net closure costs of $315,000 were incurred in the Dominican Republic related to the sale of the East Side Santo Domingo warehouse for the fiscal year 2007.

Included in the results for fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of previously announced disputes pursuant to a Settlement Agreement and Release with PSC, S.A. (PSC) and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In fiscal year 2008, the Company recorded an additional pre-tax charge of $1.3 million associated with the final settlement for costs incurred in excess of the initial $5.5 million reserved in fiscal year 2007.  An income tax benefit was also recorded of approximately $1.7 million as a result of the approximately $6.8 million recorded in settlement cost.  When the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  In addition for the fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of a put right given to PSC as partial consideration for the settlement.

Operating income for fiscal year 2008 was $48.4 million, or 4.4% of warehouse sales, compared to $28.0 million, or 3.2% of warehouse sales, in fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and, until October of fiscal year 2008, restricted cash deposits securing working capital lines of credit. Interest income was $1.2 million in fiscal year 2008, compared to $1.6 million in fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in the current year, compared to last year.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $1.4 million in fiscal year 2008, from $788,000 in fiscal year 2007, resulting from an increase in debt held by the Company to finance the land purchase and subsequent construction of the new warehouse club in Guatemala and to finance the purchase of the company that had leased to the Company the real estate upon which the PriceSmart Barbados warehouse club is located.

During fiscal year 2008, the Company incurred current tax expense of $15.5 million and recognized a net deferred tax benefit of $6.4 million, resulting in a net tax expense of $9.1 million.  During fiscal year 2007, the Company incurred current tax expense of $13.4 million and recognized a net deferred tax benefit of $1.1 million, resulting in net tax expense of $12.3 million.    The effective tax rate for fiscal year 2008 is approximately 19%, as compared to the effective tax rate for fiscal year 2007 of approximately 43%.  The decrease in the effective tax rates between fiscal years is primarily attributable to: (i) during fiscal year 2008, there is a significant increase in non-U.S. pre-tax income, which is taxed at statutory rates that are generally 4% to 9% lower than the U.S. statutory tax rate; (ii) the Company reversed approximately $3.5 million of valuation allowances during fiscal year 2008 as a result of the improvement in the operations of certain of the foreign subsidiaries, which had a 7% benefit on the fiscal year 2008 effective tax rate; and (iii) the Company recorded $5.5 million of settlement expenses during fiscal year 2007, which was not tax effected due to the preliminary nature of this accrual, which represents 7% of the effective tax rate during fiscal year 2007.

    In August 2007 (fiscal year 2007), the Company agreed to sell its 50% interest in PSMT Mexico, S.A. de C.V. to Grupo Gigante for $2.0 million.  The transaction was finalized on October 31, 2007 (fiscal year 2008).  There was no net impact to fiscal year 2008 results from the unconsolidated affiliate as the Company wrote down the value on its balance sheet during fiscal year 2007. The fiscal year 2007 write-down included $892,000 related to the amounts carried as “Investment in unconsolidated subsidiaries,” and $1.7 million in accumulated unrealized loss associated with currency changes recorded as “Accumulated other comprehensive loss” on the consolidated balance sheet. The Company was relieved of all its obligations under letters of credit granted in favor of Mexican tax authorities totaling $1.9 million in connection with this disposal.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $494,000 in fiscal year 2008. In the same period last year, the joint ventures for which there was a minority stockholder interest was $476,000. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now recognizes 100% of that subsidiary’s income or loss.  During the fourth quarter of fiscal year 2008, the Company acquired the 10% minority interest of its Aruba subsidiary from Nithyananda Enterprises, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.   As a result, the Company now records 100% of these subsidiary’s income or loss.

Income from continuing operations for fiscal year 2008 was $38.2 million, compared to $12.8 million in the same period last year.

Income from discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which is leased to a subtenant.  The Company recognized a loss of $104,000 in fiscal year 2008, primarily related to a payroll tax related matter.  In fiscal year 2007, the Company recognized income of $143,000 related to the sublease of the location offset by continuing expenses.

Discontinued operations, net of taxes are comprised of the following:

	Fiscal Year Ended 2008	Fiscal Year Ended 2007
Guam pre-tax (loss) income from operations	$(104)	$151
Philippines pre-tax (loss) income from operations	—	(8)
Income (loss) before income taxes	(104)	143
Income tax (provision) benefit	—	—
Discontinued operations (loss) income, net of tax	$(104)	$143

Comparison of Fiscal Year 2007 and Fiscal Year 2006

Net warehouse club sales increased 20.8% to $869.1 million in fiscal year 2007 from $719.6 million in fiscal year 2006. The Company's sales were positively impacted by a generally strong economic environment in its markets as well as ongoing improvements in the selection and value of the merchandise carried in the clubs and a growing membership base. Approximately 50% of the sales growth experienced from fiscal year 2006 to fiscal year 2007 resulted from increased transactions, which is in line with the growth in membership accounts. The other portion of sales growth is attributable to growth in the value of the average transaction by our members. Warehouse clubs in all countries registered increased sales from fiscal year 2006 to fiscal year 2007. The Company opened a new warehouse club in Costa Rica in November of 2005, which contributed approximately 69 basis points of growth as a result of being open for a full 12 months in fiscal year 2007 compared to 9 1/2 months in fiscal year 2006. The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Fiscal Years Ended August 31,
	2007		2006
	(Dollar amounts in thousands)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Central America	$529,150	60.9%	$439,501	61.0%	$89,649	20.4%
Caribbean	339,952	39.1%	280,075	39.0%	59,877	21.4%
	$869,102	100.0%	$719,576	100.0%	$149,526	20.8%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 20.1% for the 52-week period ended September 2, 2007, compared to the same period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on November 18, 2005 were not used in the calculation of same-warehouse-club sales until the month of February 2007.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2007, 2006 and 2005:

	Fiscal Years Ended August 31,
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

 The Company's warehouse club gross profit margin (defined as net warehouse club sales less associated cost of goods sold) for fiscal year 2007 increased $23.6 million to $131.8 million, or 15.2% of net warehouse sales, from $108.2 million, or 15.0% of net warehouse sales for fiscal year 2006. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current fiscal year as compared to the prior fiscal year. As a percentage of sales, warehouse gross profit improved approximately 13 basis points. Merchandise inventory management and operational control activities which resulted in a small improvement in merchandise margins as a percentage of sales were offset by value-added tax contingencies related to the past disposal of inventory in certain countries. Foreign exchange-related expense contributed 20 basis points of improvement as the Company recorded a relatively small loss in fiscal year 2007 of approximately $5,000 compared to a currency related loss of $1.5 million in fiscal year 2006.

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

Warehouse club operating expenses increased 11.7% to $88.0 million, or 10.1% of warehouse sales, for fiscal year 2007 from $78.8 million, or 10.9% of warehouse sales, in fiscal year 2006. The increase in warehouse club operating expenses resulted from increased payroll-related expenses including ex-pat costs $4.1 million, higher bank and credit card fees related to higher sales $1.7 million, and increased operating costs for utilities, repair and maintenance, and supplies $1.2 million. In addition, depreciation expense increased $239,000 resulting from capital investments made in Honduras (San Pedro Sula) and Panama (Via Brasil). The Company also experienced higher costs related to professional services, primarily related to tax advisory and audit services $703,000 within the countries in which it operates. Across all spending categories, the inclusion of a full year’s costs associated with the new club in Costa Rica, which opened on November 18, 2005, resulted in $572,000 of increased warehouse club operating expenses in fiscal year 2007, compared to fiscal year 2006.

General and administrative expenses increased to $27.1 million, or 3.1% of net warehouse sales, for fiscal year 2007 from $24.1 million, or 3.3% of net warehouse sales, in fiscal year 2006. The increased costs were a result of increased salaries and related benefits for the Company’s corporate headquarters and U.S. buying operation $2.4 million as well as increased professional costs associated with tax advisory services, legal support, and audit related services $867,000.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in fiscal year 2007 were $373,000, of which $256,000 was primarily associated with the opening of the relocated San Pedro Sula, Honduras location. The remainder related to the new Trinidad and Guatemala warehouse clubs which opened in November and December 2007 (fiscal year 2008). Pre-opening expense of $349,000 in the prior fiscal year was associated with the opening of the Company’s fourth warehouse club in Costa Rica.

Asset impairment and closure costs for fiscal year 2007 were $1.6 million compared to $1.8 million in fiscal year 2006. Asset impairment and closure costs in fiscal year 2007 were impacted by the Company taking a further write-down of the value of the original San Pedro Sula, Honduras warehouse club which was vacated in early fiscal year 2007 in favor of a new club that was built in another section of the city. The further write-down of $897,000 was a result of entering into an agreement to sell the location for $2.5 million which was completed in September 2007 (fiscal year 2008). The Company incurred approximately $128,000 in additional closure costs during the fiscal year 2007 related to the vacating of the San Pedro Sula warehouse site. Net closure costs of $315,000 were incurred in the Dominican Republic related to the sale of the East Side Santo Domingo warehouse for the fiscal year 2007. The remaining asset impairment and closure costs during fiscal year 2007 related to the on-going operating costs of the closed location in Guatemala Plaza of approximately $210,000. In fiscal year 2006, asset impairment and closure costs were primarily due to the write-down of the real estate assets in Honduras and the Dominican Republic. The impairment charge of $785,000 taken at the end of fiscal year 2006 reduced book value of the vacated Honduras site to the then-expected market value as a buyer or leasing opportunity was pursued. In the Dominican Republic, the Company’s previously closed warehouse club had been on the market for three years. As a result, the Company took an additional $813,000 impairment charge based upon management’s revised assessment of the market value of that asset.

In the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to a potential settlement of litigation with PSC, S.A. and related entities. The amount of the reserve was equal to management’s then current estimate of the potential impact of a global settlement on PriceSmart’s fiscal year 2007 consolidated net income. The amount of the reserve was based upon various factors, including tax considerations that were subject to management’s estimates and judgments.

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

During fiscal year 2007, the Company incurred current tax expense of $13.4 million and recognized a net deferred tax benefit of $1.1 million, resulting in a net tax expense of $12.3 million.  During fiscal year 2006, the Company incurred current tax expense of $6.4 million and recognized a net deferred tax expense of $1.7 million, resulting in net tax expense of $8.1 million.    The effective tax rate for fiscal year 2007 is approximately 43%, as compared to the effective tax rate for fiscal year 2006 of approximately 48%.  The decrease in the effective tax rates between fiscal years is primarily attributable to a significant increase in non-U.S. pre-tax income during fiscal year 2007, which is taxed at statutory rates that are generally 4% to 9% lower than the U.S. statutory tax rate.

Equity of unconsolidated affiliate represents the Company's 50% share of losses from its Mexico joint venture. The joint venture is accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss. On February 28, 2005, the Company and Grupo Gigante S.A. closed the warehouse club operations of PSMT Mexico, S.A. de C.V. The joint venture sold two of the three locations consisting of land and buildings in September 2005 for an aggregate price of $11.2 million. In August 2007, the Company agreed to sell its interest in PSMT Mexico, S.A. de C.V. to Grupo Gigante for $2.0 million. The transaction was finalized on October 31, 2007. Consequently, the Company wrote down the value on its balance sheet. The write-down includes $892,000 related to the amounts carried as “Investment in unconsolidated subsidiaries,” and $1.7 million in accumulated unrealized loss associated with currency changes recorded as “Accumulated other comprehensive loss” on the consolidated balance sheet. While the Company believes that the value of the investment as indicated on the consolidated balance sheet would over time be realized, there were concerns about the Company’s control of the actions necessary to achieve those outcomes given that a substantial portion of the realizable assets related to refunds from the Mexican tax authorities for pre-paid taxes. The Company, with the concurrence of the Board of Directors, concluded that it was in the Company’s best interest to complete the divestment of its Mexico holdings and reduce its involvement in activities not related to the future growth of the membership warehouse business in its targeted markets.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $476,000 in fiscal year 2007. In the same period last year, the joint ventures for which there was a minority stockholder interest was $354,000. During the third quarter of fiscal year 2006, the Company acquired the 7.5% ownership interest of the one remaining shareholder in its Jamaica subsidiary after having acquired the 25% interest of two other minority stockholders in the first fiscal quarter. As a result, the Company now recognizes 100% of that subsidiary’s income or loss. The Company also acquired an additional 5% ownership in its Trinidad subsidiary in the second quarter of fiscal year 2006, increasing its ownership percentage to 95% from 90%.

Income from continuing operations for fiscal year 2007 was $12.8 million compared to $8.2 million in fiscal year 2006.

Discontinued operations income (loss), net of tax are the consolidated income and expenses associated with those warehouse clubs within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations includes PSMT Philippines which was disposed of effective August 12, 2005, and the costs associated with the Company’s previously closed warehouse location in Guam. In fiscal year 2007, the Company recognized income net of tax of $143,000 from discontinued operations. In fiscal year 2006, the Company recognized income net of tax of $3.7 million from discontinued operations, primarily related to the $5.8 million reversal of a provision against recoverability of loan principal and accrued interest receivable related to that loan, from PSMT Philippines which was collected during the year.

Discontinued operations, net of taxes are comprised of the following:
	Fiscal Years Ended August 31,
	2007	2006
Guam pre-tax income (loss) from operations	$151	$73
Philippines pre-tax (loss) income from operations	(8)	5,704
Pre-tax loss on divestiture	—	—
Income (loss) before income taxes and minority interest	143	5,777
Income tax (provision) benefit	—	(2,103)
Discontinued operations income (loss), net of tax	$143	$3,674

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company had $48.1 million in consolidated cash and cash equivalents as of August 31, 2008, compared to $32.1 million in consolidated cash and cash equivalents as of August 31, 2007. The Company used a portion of the cash from its reserves and cash generated by operations and financing activities to retire debt, acquire significant real estate assets, and pay dividends in the current twelve month period.

Net cash flows provided by operating activities were $43.7 million in fiscal year 2008, compared to cash provided by operating activities of $31.8 million in fiscal year 2007. Income from continuing operations improved by $25.4 million to $38.2 million in fiscal year 2008 compared to $12.8 million in fiscal year 2007.  Income from continuing operations in fiscal year 2008 included three non-cash charges totaling $1.6 million: (i) increase in accrued closure costs and other accrued liabilities of $605,000 to reflect the increase in monthly rent, (ii) impairment charges associated with the write-down of bulk packaging equipment for $449,000, and (iii) the write down of PSC-related debt for the settlement agreement of approximately $530,000.  Changes in operating assets and liabilities, most notably the payment of the amount reserved in fiscal year 2007 for settlement of pending litigation, additions of merchandise inventory to support higher sales and the addition of two warehouse club operations, resulted in the use of $8.4 million of cash in fiscal year 2008. Income from continuing operations in fiscal year 2007 included two non-cash charges totaling $8.1 million: (i) reserve for settlement of pending litigation for $5.5 million and (ii) impairment charges associated with unconsolidated affiliate for $2.6 million. Changes in operating assets and liabilities, most notably additions to merchandise inventory to support higher sales, resulted in the use of $1.9 million of cash in fiscal year 2007.

Net cash used in investing activities was $41.5 million and $30.7 million in fiscal years 2008 and 2007, respectively.  In fiscal year 2008, the additions to property and equipment totaled $23.6 million, primarily associated with the completion and new warehouse club openings in Guatemala (November 2007) and Trinidad (December 2007) and continued improvements in the Company’s other warehouse club locations for approximately $22.3 million. In addition, the Company recorded the purchase of the acquisition of a land parcel at the Zapote, Costa Rica warehouse club site from PSC for $1.0 million. The Company also recorded the purchase of easement rights relating to properties adjacent to the PriceSmart warehouse club in Managua, Nicaragua for $250,000.  The Company used approximately $10.5 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse as part of the PSC legal settlement and the acquisition of the 5% minority interest in the Aruba club warehouse.  In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company used approximately $660,000 for deposits made into escrow accounts for the potential future acquisition of land for future club warehouse sites and for potential payments related to the PSC settlement. The Company generated approximately $5.1 million in cash from investing activities primarily from the sales of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras.  The use of cash in fiscal year 2007 resulted primarily from the additions to property and equipment which totaled $30.9 million, primarily associated with the purchase of land in Guatemala and Trinidad for the construction of two new locations for approximately $12.8 million, and the subsequent construction related costs for initial stages of building those two clubs, the completion of construction of the Company’s Honduras warehouse locations for approximately $3.9 million, the expansion of the Company’s Via Brasil location in Panama City, Panama for approximately $1.0 million, and the purchase of an interest in an aircraft for $658,000.

Financing activities provided net cash flow of $13.6 million in fiscal year 2008, primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $16.3 million of cash provided and the release of restricted cash previously held as collateral for a line of credit with a bank of $8.0 million, offset by payments of $9.5 million for dividends, $1.4 million used in the purchase of treasury stock related to the exercise of stock grants, and $1.3 million used in the purchase of treasury stock related to the PSC legal settlement.  During fiscal year 2007, financing activities used net cash of $7.3 million, primarily as a result of repaying the $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006 in addition to the Company’s regularly scheduled principal payment of $2.2 million. This was offset by the Company establishing a new long term loan in Guatemala for $8.9 million, to finance the acquisition of the land and the construction of that new warehouse club. The Company paid a cash dividend to common stockholders totaling $4.7 million during the year. The Company drew down from its available lines of short-term loans, with $3.3 million representing the net total amount of the draw down during the year.

Financing Activities

On November 15, 2007, the Company obtained a long-term loan of $4.5 million from Citibank N.A. and a loan of 9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars) from Citicorp Merchant Bank Ltd., to finance the purchase of the company that had leased to it the real estate and building upon which the Company’s Barbados warehouse club is located. In addition, the Company drew down approximately $722,000 in additional short-term loans from its facilities in Guatemala. On February 13, 2008, the Company entered into an interest rate swap agreement with Citicorp Merchant Bank for a notional amount of $4.5 million. This swap agreement was entered into to fix the interest rate of the $4.5 million loan with Citibank N.A. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013).  On August 26, 2008 the Company obtained a long-term note of $9.0 million from the Royal Bank of Trinidad and Tobago Ltd. (RBTT).  During fiscal year 2007, the Company repaid the remaining $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million in September 2006, in addition to the Company’s regularly scheduled principal payment of $2.2 million. A new long-term loan was established in Guatemala totaling $8.9 million, secured by the land and building of the new warehouse club to finance the land acquisition and construction of that club. The Company accessed certain short-term debt facilities in the amount of $3.3 million at the close of the period for working capital financing purposes.

Short-Term Borrowings and Long-Term Debt

As of August 31, 2008 and 2007, the Company, together with its majority or wholly owned subsidiaries, had $3.5 million and $3.3 million outstanding in short-term borrowings, respectively.

The Company has a bank credit agreement for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of August 31, 2008, letters of credit totaling $700,000 were outstanding under this facility, leaving availability under this facility of $9.3 million.

As of August 31, 2008 and 2007, the Company, together with its majority or wholly owned subsidiaries, had $25.8 million and $9.4 million, respectively, outstanding in long-term borrowings. The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment to which the debt relates and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $32.2 million and $9.7 million as of August 31, 2008 and 2007, respectively.  Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

During the first quarter of fiscal year 2007, the Company repaid the remaining $17.1 million balance on the long-term debt held by the International Finance Corporation, which included a prepayment of principal in the amount of $14.9 million.

Contractual Obligations

As of August 31, 2008, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$25,765	$2,737	$5,432	$5,415	$12,181
Operating leases(2)(3)((4)	94,797	6,395	11,728	10,971	65,703
Total	$120,562	$9,132	$17,160	16,386	$77,884

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)
Amounts shown exclude future operating lease payments due for the closed warehouse clubs in Guatemala and Guam.  The net liability related to Guatemala is approximately $3.7 million and is recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.” The projected minimum payments excluded for Guam are approximately $3.4 million; however sublease income for this location is also approximately $3.4 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $545,000 to reflect the amount net of sublease income.
(4)	Amounts include an equipment lease for IT equipment.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company's financial condition and results of operations.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2008, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.  The Company also determined that valuation allowances previously recorded should be reversed for three of its subsidiaries, primarily because of the existence of significant positive, objective evidence, such as cumulative taxable income in recent years, changes in operational efficiencies, and overall market improvement.  The reversal of previously recorded valuation allowances resulted in a net tax benefit of $3.5 million for the fiscal year ended August 31, 2008.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2008 of approximately $51.8 million and $8.4 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. However, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes and associated penalties and interest.

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of August 31, 2008, the Company has classified uncertain income tax positions as $5.6 million in long-term income taxes payable and approximately $63,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  The Company has classified $933,000 as current income taxes payable.

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

Goodwill: Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets,” requires that the Company annually test goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing the bulk packaging.  The Company recorded an impairment charge of approximately $897,000 in fiscal year 2007 to write-down the long-lived assets of the San Pedro Sula, Honduras location as a result of vacating the warehouse location and moving to another section of the city.  The Company also recorded approximately $813,000 and $785,000 in impairment charges in fiscal year 2006 to write-down the long-lived assets at the closed Dominican Republic warehouse, and San Pedro Sula closed warehouse, respectively.

Stock-Based Compensation: The Company applies Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” for all employee stock–based compensation. Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement. The fair value of those instruments will change over time as factors used in estimating their fair value subsequently change, for instance, as share prices fluctuate, risk-free interest rates change, dividend streams are modified or forfeiture rates change.  Changes in the fair value of those instruments are a normal economic process to which any valuable resource is subject and do not indicate that the expectations on which previous fair value measurements were based were incorrect. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future. At the present time, the Company uses the Black-Scholes model. A change in the model used or in the assumptions used in the Black-Scholes model could impact the expenses we record under SFAS 123R.

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. In fiscal year 2008 after evaluation of the Guatemala Plaza closed location the Company recorded an additional closure cost of approximately $605,000 for additional lease obligations as a result of a rental increase. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements however, the Company does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 beginning December 1, 2008. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141(R) and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company is required to adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2008, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For fiscal year 2008, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% between the end of the fiscal year ended August 31, 2002 and the end of the year ended August 31, 2003 and 13% (significantly higher at certain points of the year) between the year ended August 31, 2003 and the year ended August 31, 2004. There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries, as a result of the economic and political risks of conducting an international merchandising business.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately ($1.6 million) and $5,000 for the year ended August 31, 2008 and 2007, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were ($546,000) and $1.5 million for the year ended August 31, 2008 and August 31, 2007, respectively.  As of August 31, 2008, loss on fair value on interest rate swap designated as an effective hedge recorded in Accumulated Other Comprehensive loss was approximately $8,000.

 The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of August 31, 2008:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2009	Currency
Panama	4	—(2)	U.S. Dollar
Costa Rica	4	1(3)	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	3	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	25 (1)	1

(1)	The Company opened two warehouse clubs in fiscal year 2008, one each in Guatemala and Trinidad.
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in fiscal 2010 and the Company will close the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open in the spring of 2009 (Alajuela).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California
November 6, 2008

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$48,121	$32,065
Short-term restricted cash	536	8,046
Receivables, net of allowance for doubtful accounts of $11 and $3 in 2008 and 2007, respectively	2,455	2,705
Merchandise inventories	113,894	95,979
Prepaid expenses and other current assets	16,669	15,777
Notes receivable – short term	2,104	—
Assets of discontinued operations	1,247	1,380
Total current assets	185,026	155,952
Long-term restricted cash	673	477
Notes receivable	—	2,086
Property and equipment, net	199,576	179,985
Goodwill	39,248	31,652
Deferred tax assets	21,928	19,535
Other assets	3,512	3,732
Investment in unconsolidated affiliate	—	2,000
Total Assets	$449,963	$395,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$3,473	$3,301
Accounts payable	96,120	80,633
Accrued salaries and benefits	8,271	6,962
Deferred membership income	7,764	6,634
Income taxes payable	3,695	4,593
Accrued reserve for settlement of pending litigation	—	5,500
Common stock subject to put agreement	161	—
Other accrued expenses	11,877	18,564
Dividend payable	4,744	4,678
Long-term debt, current portion	2,737	1,411
Liabilities of discontinued operations	277	151
Total current liabilities	139,119	132,427
Deferred tax liability	1,376	1,474
Long term portion of deferred rent	2,412	1,977
Accrued closure costs	3,489	3,072
Long-term income taxes payable, net of current portion	5,553	—
Long-term debt, net of current portion	23,028	8,008
Total liabilities	174,977	146,958
Minority interest	480	3,145
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,195,788 and 29,815,435 shares issued and 29,615,226 and 29,339,211 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	373,192	369,848
Tax benefit from stock-based compensation	4,563	3,970
Accumulated other comprehensive loss	(12,897)	(12,343)
Accumulated deficit	(77,510)	(106,087)
Less: treasury stock at cost; 580,562 and 476,224 shares, respectively	(12,845)	(10,075)
Total stockholders’ equity	274,506	245,316
Total Liabilities and Stockholders’ Equity	$449,963	$395,419

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2008	2007	2006
Revenues:
Sales:
Net warehouse club	$1,097,510	$869,102	$719,576
Export	1,498	1,016	63
Membership income	16,042	13,857	11,520
Other income	4,826	4,826	3,514
Total revenues	1,119,876	888,801	734,673
Operating expenses:
Cost of goods sold:
Net warehouse club	932,294	737,317	611,411
Export	1,420	962	86
Selling, general and administrative:
Warehouse club operations	103,887	88,029	78,784
General and administrative	30,327	27,094	24,079
Preopening expenses	1,010	373	349
Asset impairment and closure costs	1,142	1,550	1,834
Provision for settlement of litigation, including changes in fair value and put agreement	1,370	5,500	—
Total operating expenses	1,071,450	860,825	716,543
Operating income	48,426	27,976	18,130
Other income (expense):
Interest income	1,193	1,628	1,959
Interest expense	(1,445)	(788)	(3,191)
Other expense, net	(346)	(317)	(151)
Total other income (expense)	(598)	523	(1,383)
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	47,828	28,499	16,747
Provision for income taxes	(9,124)	(12,337)	(8,112)
Loss (including impairment charges of $2.6 million in 2007) of unconsolidated affiliate	—	(2,903)	(97)
Minority interest	(494)	(476)	(354)
Income from continuing operations	38,210	12,783	8,184
Discontinued operations income (loss), net of tax	(104)	143	3,674
Net income (loss) attributable to common stockholders	$38,106	$12,926	$11,858
Basic income per share:
Continuing operations	$1.32	$0.44	$0.30
Discontinued operations, net of tax	$—	$0.01	$0.13
Net income	$1.32	$0.45	$0.43
Diluted income per share:
Continuing operations	$1.30	$0.44	$0.30
Discontinued operations, net of tax	$—	$—	$0.13
Net income (loss) per share available to common stockholders	$1.30	$0.44	$0.43
Shares used in per share computations:
Basic	28,860	28,534	27,332
Diluted	29,210	29,243	27,735
Dividends per share	$0.32	$0.32	$—

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE YEARS ENDED AUGUST 31, 2008
(amounts in thousands)

	Common Stock		Additional	Tax benefit from stock- based	Notes Receivable from	Accum- ulated other compre-	Accum-	Treasury Stock		Total stock-
	Shares	Amount	Paid-in Capital	compen- sation	stock- holders	hensive loss	ulated deficit	Shares	Amount	holders’ equity
Balance at August 31, 2005	26,031	$3	$339,644	$3,379	$(29)	$(13,757)	$(121,534)	434	$(9,433)	$198,273
Shares issued	169	—	1,500	—	—	—	—	—	—	1,500
Rights offering	2,385	—	19,017	—	—	—	—	—	—	19,017
Warrant exercise	200	—	1,400	—	—	—	—	—	—	1,400
Donated services	—	—	16	—	—	—	—	—	—	16
Issuance of restricted stock awards	566	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(25)	—	—	—	—	—	—	—	—	—
Exercise of stock options	78	—	497	—	—	—	—	—	—	497
Stock-based compensation	—	—	2,058	130	—	—	—	—	—	2,188
Mark to market of employee restricted stock	—	—	—	—	(1)	—	—	—	—	(1)
Repayment of notes receivable and reacquisition of common stock	—	—	—	—	30	—	—	4	(33)	(3)
Net income	—	—	—	—	—	—	11,858	—	—	11,858
Translation adjustment	—	—	—	—	—	(126)	—	—	—	(126)
Comprehensive income										11,732
Balance at August 31, 2006	29,404	3	364,132	3,509	—	(13,883)	(109,676)	438	(9,466)	234,619
Purchase of treasury stock	—	—	—	—	—	—	—	38	(609)	(609)
Issuance of restricted stock awards	164	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—	—	—
Exercise of stock options	278	—	3,949	—	—	—	—	—	—	3,949
Stock-based compensation	—	—	1,767	461	—	—	—	—	—	2,228
Dividend payable to stockholders	—	—	—	—	—	—	(4,678)	—	—	(4,678)
Dividend paid to stockholders	—	—	—	—	—	—	(4,659)	—	—	(4,659)
Net income	—	—	—	—	—	—	12,926	—	—	12,926
Translation adjustment	—	—	—	—	—	1,540	—	—	—	1,540
Comprehensive income										14,466
Balance at August 31, 2007	29,815	3	369,848	3,970	—	(12,343)	(106,087)	476	(10,075)	245,316
Purchase of treasury stock	—	—	—	—	—	—	—	46	(1,429)	(1,429)
Issuance of restricted stock awards	334	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(15)	—	—	—	—	—	—	—	—	—
Exercise of stock options	62	—	921	—	—	—	—	—	—	921
Stock-based compensation	—	—	2,579	593	—	—	—	—	—	3,172
Common stock subject to put agreement	—	—	(161)	—	—	—	—	—	—	(161)
Purchase of treasury stock for PSC settlement	—	—	(115)	—	—	—	—	58	(1,341)	(1,456)
Cost to record fair market value of put for PSC settlement	—	—	120	—	—	—	—	—	—	120
Dividend payable to stockholders	—	—	—	—	—	—	(4,744)	—	—	(4,744)
Dividend paid to stockholders	—	—	—	—	—	—	(4,785)	—	—	(4,785)
Mark-to-market of interest rate swap	—	—	—	—	—	(8)	—	—	—	(8)
Net income	—	—	—	—	—	—	38,106	—	—	38,106
Translation adjustment	—	—	—	—	—	(546)	—	—	—	(546)
Comprehensive income										37,552
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$—	$(12,897)	$(77,510)	580	$(12,845)	$274,506

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2008	2007	2006
Operating Activities:
Income from continuing operations	$38,210	$12,783	$8,184
Adjustments to reconcile income from continued operations to net cash provided by operating activities:
Depreciation and amortization	11,370	9,449	9,618
Allowance for doubtful accounts	625	(188)	(4)
Asset impairment and closure costs	1,054	1,550	1,834
Reserve for settlement of pending litigation	—	5,500	—
Loss on sale of property and equipment	217	323	—
Cancellation of note receivable from stockholder	—	—	(119)
Mark to market of shareholder note receivable	—	—	(1)
Deferred income taxes	(1,898)	(578)	791
Minority interest	494	476	354
Tax benefit from stock-based compensation	(593)	(485)	(130)
Equity in losses of unconsolidated affiliate, including impairment charges of $2.6 million in 2007	—	2,903	97
Stock-based compensation	2,579	1,767	2,058
Change in operating assets and liabilities:
Change in accounts receivable, prepaid, other current assets, accrued salaries, deferred membership and other accruals	(6,019)	1,936	5,107
Merchandise inventories	(17,915)	(18,547)	(11,713)
Accounts payable and accounts payable to and advances received from related party	15,487	14,733	8,478
Net cash provided by continuing activities	43,611	31,622	25,554
Net cash provided by (used in) discontinued activities	107	196	(905)
Net cash provided by operating activities	43,718	31,818	24,649
Investing Activities:
Additions to property and equipment	(23,571)	(30,913)	(32,631)
Deposits to escrow account for land acquisitions (including settlement of litigation)	(660)	—	—
Sale of land	—	—	446
Proceeds from disposition of property and equipment	3,071	60	—
Acquisition of business, net of cash acquired	(11,913)	—	—
Purchase of Jamaica minority interest	—	—	(2,402)
Purchase of Trinidad minority interest	—	—	(300)
Return of investment in unconsolidated affiliate	2,000	—	2,800
Purchase of Nicaragua minority interest	(10,200)	—	—
Purchase of Aruba minority interest	(300)	—	—
Net cash used in continuing activities	(41,573)	(30,853)	(32,087)
Net cash provided by discontinued activities	48	161	4,868
Net cash flows used in investing activities	(41,525)	(30,692)	(27,219)
Financing Activities:
Proceeds from bank borrowings	25,813	14,422	37
Repayment of bank borrowings, net of proceeds from warrant exercise in 2006	(9,488)	(20,528)	(10,790)
Issuance of common stock in connection with rights offering	—	—	19,017
Proceeds from related party borrowings	—	—	12,500
Repayment of related party borrowings	—	—	(12,500)
Cash dividend payments	(9,463)	(4,659)	—
Release of (addition to) restricted cash	7,974	(341)	194
Issuance of common stock	—	—	1,500
Tax benefit from stock-based compensation	593	485	130
Purchase of treasury stock - excluding PSC settlement	(1,429)	(609)	(3)
Purchase of treasury stock- PSC settlement	(1,341)	—	—
Proceeds from exercise of stock options	921	3,949	497
Repayment of notes receivable from stockholders	—	—	119
Net cash provided by (used in) financing activities	13,580	(7,281)	10,701
Effect of exchange rate changes on cash and cash equivalents	283	(1,775)	1,717
Net increase (decrease) in cash and cash equivalents	16,056	(7,930)	9,848
Cash and cash equivalents at beginning of year	32,065	39,995	30,147
Cash and cash equivalents at end of year	$48,121	$32,065	$39,995

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(amounts in thousands)

	Years Ended August 31,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$485	$1,041	$2,790
Income taxes	$12,918	$9,927	$1,914
PSC settlement expenses	$6,050	$—	$—
Acquisition of land and permanent easement related to PSC settlement	$1,125	$—	$—
Notes receivable from sale of East Side Santo Domingo, Dominican Republic (amount includes short term portion of Notes receivable for $121,000)	$—	$2,207	$—
Dividends declared but not paid	$4,744	$4,678	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2008, the Company had 25 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns at least a majority interest. There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of August 31, 2008. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly-owned subsidiaries as listed below. All significant inter-company accounts and transactions have been eliminated in consolidation. The table below shows the Company's percentage ownership of, and basis of presentation for, each subsidiary as of August 31, 2008.

	Ownership	Basis of Presentation
PriceSmart Aruba (1)	100.0%	Consolidated
PriceSmart Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	100.0%	Consolidated
Dominican Republic	100.0%	Consolidated
El Salvador	100.0%	Consolidated
Honduras	100.0%	Consolidated
PriceSmart Guam(2)	100.0%	Consolidated
PriceSmart Guatemala	100.0%	Consolidated
PriceSmart Jamaica	100.0%	Consolidated
PriceSmart Nicaragua(3)	100.0%	Consolidated
PriceSmart Panama	100.0%	Consolidated
PriceSmart Trinidad	95.0%	Consolidated
PriceSmart U.S. Virgin Islands	100.0%	Consolidated

(1)The Company purchased the remaining 10% minority interest in Aruba, thereby increasing its ownership percentage to 100%, during the fiscal year 2008.
(2)Entity is treated as discontinued operations in the consolidated financial statements.
(3)The Company purchased the remaining 49% minority interest in Nicaragua, thereby increasing its ownership percentage to 100%, during the fiscal year 2008.

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

Restricted Cash – Short-term restricted cash primarily consisted of approximately $128,000 for deposits into escrow accounts for use in the settlement of the lawsuit filed by the PSC Parties (see Note 16—PSC Settlement) and approximately $408,000 in deposits into escrow accounts for the possible use of land purchase in Trinidad.   Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica, Honduras and Panama for approximately $548,000 and a $125,000 deposit into an escrow account for use in the settlement of the lawsuit filed by the PSC Parties.

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

Lease Accounting – Certain of our operating leases, where the Company is the lessee (see Revenue Recognition Policy for lessor accounting) provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when we take possession of the property and extending over the term of the related lease including renewal options in some locations. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays.” In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” the Company measures the fair value of assets and liabilities on a non-recurring basis. The Company measures fair value of assets when impairment issues arise in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for business units (for goodwill impairment), for interest rate swaps, and stock put contracts. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each footnote.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill – Goodwill, resulting from certain business combinations totaled $39.2 million at August 31, 2008 and $31.7 million at August 31, 2007. The increase in goodwill was due to the acquisition of minority interests in Nicaragua and Aruba for approximately $7.5 million and a foreign exchange translation gain in Guatemala for approximately $220,000 and a foreign exchange loss in Jamaica for approximately $77,000. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheet in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 14—Interest Rate Swap.

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03 (“EITF 06-03”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued liabilities in the consolidated balance sheets.  Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Vendor consideration consists primarily of volume rebates and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds, whichever is earlier. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is recorded as a reduction to inventory, if significant. Prompt payment discounts are taken in substantially all cases and, therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting impact to cost of goods sold when the inventory is sold.

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with warehouse operations. Warehouse operations include the operating costs of the Company's warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company's U.S. and regional purchasing and management centers.

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs, and rent) as incurred.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activity;” lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. During fiscal year 2007, the Company’s original San Pedro Sula, Honduras, location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city. The closure costs recorded in fiscal year 2008 relate to these warehouse clubs.

Contingencies and Litigation –  In accordance with SFAS 5, “Accounting for Contingencies,” the Company accounts and reports for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

Common Stock Put Agreement – The Company has recorded in the second and third quarters of fiscal year 2008 a liability for common stock put agreement (see Note 16—PSC Settlement). The Company utilizes the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the fair market valuation. The Company has recorded as a year-to-date expense the fair value of the put agreement granted as part of the legal settlement with the PSC Parties (see Note 16—PSC Settlement), determined as of June 11, 2008.

Foreign Currency Translation – In accordance with SFAS 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at weighted-average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds are included as a part of the costs of goods sold in the consolidated statement of income.  For fiscal years 2008, 2007 and 2006 these amounts were approximately ($1.6 million), $5,000 and ($1.5 million) respectively.

Stock-Based Compensation – As of August 31, 2008, the Company had four stock-based employee compensation plans. In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” The Company had adopted the fair value based method of recording stock options consistent with SFAS 123 for all employee stock options granted subsequent to fiscal year 2002. Specifically, the Company adopted SFAS 123 using the “prospective method” with guidance provided from SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123.” All employee stock option grants made or re-priced since the beginning of fiscal year 2003 have been expensed over the related stock option vesting period based on the fair value at the date the options are granted. Prior to fiscal year 2003, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Because the Company granted stock options to employees at exercise prices equal to fair market value on the date of grant, no compensation cost was recognized for option grants in periods prior to fiscal year 2003.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This has resulted in the Company expensing approximately $288,000, and $965,000 in fiscal years 2007 and 2006 respectively.  No such amounts were expensed in fiscal year 2008.  SFAS 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123R requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

 Recent Accounting Pronouncements – In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements however, the Company does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company will adopt SFAS 161 beginning December 1, 2008. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement- an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141(R) and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and operating results.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company is required to adopt SFAS 159 beginning September 1, 2008. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statement of income. The results of the Philippine and Guam activities are consolidated in the discontinued operation line of the consolidated statement of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate approximately September 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31,
	2008	2007
Cash and cash equivalents	$284	$45
Accounts receivable, net	116	441
Prepaid expenses and other current assets	7	6
Other assets	840	888
Assets of discontinued operations	$1,247	$1,380
Other accrued expenses	$277	$151
Liabilities of discontinued operations	$277	$151

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Years Ended August 31,
	2008	2007	2006
Net warehouse club sales	$—	$—	$—
Pre-tax income (loss) from operations	(104)	143	5,777
Income tax (provision) benefit	—	—	(2,103)
Net income (loss)	$(104)	$143	$3,674

The pre-tax loss from discontinued operations for the twelve months ended August 31, 2008 of $104,000 is the net result of the subleasing activity in Guam and an accrual for a payroll tax related issue. The pre-tax income from operations for the twelve months ended August 31, 2006 includes approximately $5.8 million from the reversal of a portion of the provision against recoverability of loan principal and accrued interest receivable from PSMT Philippines which was collected in December 2005 and July 2006 as final settlement on outstanding amounts due and the net results of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	August 31,
	2008	2007
Land	$63,582	$58,924
Building and improvements	130,237	109,706
Fixtures and equipment	75,137	66,275
Construction in progress	2,466	10,790
Total property and equipment, historical cost	271,422	245,695
Less: accumulated depreciation	(71,846)	(65,710)
Property and equipment, net	$199,576	$179,985

Building and improvements include net capitalized interest of $1.3 million as of both August 31, 2008 and 2007.

 In October 2007 (fiscal year 2008), the Company acquired the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $12.0 million. This acquisition contributed the following property and equipment (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85
Total property and equipment	$11,998

In fiscal year 2008, the Company also capitalized approximately $23.6 million in building and improvements, fixtures and equipment and construction in progress, primarily related to the new warehouse club openings in Guatemala (November 2007) and Trinidad (December 2007) and continued improvements in the Company’s other warehouse club locations.

Depreciation expense for fiscal years 2008, 2007 and 2006 was approximately $11.4 million, $9.5 million and $9.2 million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted income per share is computed based on the weighted average common shares outstanding in the period and the effect of dilutive securities (options, warrants and restricted stock), except where the inclusion is anti-dilutive (in thousands, except per share data):

	Years Ended August 31,
	2008	2007	2006
Net income:	$38,106	$12,926	$11,858
Determination of shares:
Average common shares outstanding	28,860	28,534	27,332
Assumed conversion of:
Put agreement(1)	—	—	—
Stock options	136	135	64
Warrants(2)	—	—	4
Restricted stock grant(3)	214	574	335
Diluted average common shares outstanding	29,210	29,243	27,735
Net income:
Basic income per share	$1.32	$0.45	$0.43
Diluted income per share	$1.30	$0.44	$0.43

(1)The effect of the put agreement entered into as part of the settlement with the PSC Parties (see Note 16) was anti-dilutive during the period. Therefore, no values were reflected in the computation of diluted earnings per share.

(2)A warrant for 400,000 shares of common stock at an exercise price of $7 per share was issued in January 2005, at which time 200,000 shares were immediately exercised. The remaining 200,000 shares were exercised November 30, 2005.

(3)Restricted stock was issued to certain employees in fiscal years 2008, 2007 and 2006. The dilutive effect of these issues was 4,207, 10,721 and 45,491, respectively, within the year of issue.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

On January 24, 2008, the Company’s Board of Directors declared a cash dividend in the total amount of $0.32 per share, of which $0.16 per share was paid on April 30, 2008 to stockholders of record as of the close of business on April 15, 2008 and $0.16 per share was paid on October 31, 2008 to stockholders of record as of the close of business on October 15, 2008. On February 7, 2007, the Company’s Board of Directors declared a cash dividend, in the total amount of $0.32 per share, of which $0.16 per share was paid on April 30, 2007 to stockholders of record as of the close of business on April 15, 2007 and $0.16 per share was paid on October 31, 2007 to stockholders of record as of the close of business on October 15, 2007.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors in its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

 Accumulated Other Comprehensive Loss

                Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consist of foreign currency translation adjustments and unrealized gains and losses on interest rate swap.  The unfavorable translation adjustments during fiscal years 2008 and 2006 were primarily due to weaker foreign currencies. The favorable translation adjustment during 2007 was primarily due to stronger foreign currencies.

Retained Earnings Not Available for Distribution

As of August 31, 2008, and 2007, included in retained earnings are legal reserves of approximately $1 million and $550,000, respectively, which cannot be distributed as dividends according to statutory regulations applicable to various subsidiaries.

NOTE 7 – RETIREMENT PLAN

PriceSmart offers a defined contribution retirement and 401(k) plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation that a participant contributes to the plan. Employer contributions to the 401(k) plan to its U.S. employees were $445,000, $396,000, and $293,000 during fiscal years 2008, 2007, and 2006, respectively. The Company has defined contribution plans for its employees in Panama, Costa Rica, Trinidad, and Jamaica and contributes a percentage of the respective employee’s salary. Amounts expensed under these plans were $354,000, $317,000 and $265,000 during fiscal years 2008, 2007 and 2006, respectively.

NOTE 8 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

In August 1997, the Company adopted the 1997 Stock Option Plan of PriceSmart, Inc. (the “1997 Plan”) for the benefit of its eligible employees, consultants and independent directors. Under the 1997 Plan, 700,000 shares of the Company's common stock are authorized for issuance.

The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options. Options issued under the 1997 Plan typically vest over five years and expire in six years.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1998, the Company adopted the 1998 Equity Participation Plan of PriceSmart, Inc. (the “1998 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 1998 Plan authorizes 700,000 shares of the Company's common stock for issuance. Options issued under the 1998 Plan typically vest over five years and expire in six years. The 1998 plan also allows restricted stock awards, which typically vest over five years.

In August 1998, four of the Company's officers and an entity affiliated with a fifth officer purchased an aggregate of 29,324 shares of Common Stock pursuant to the stock purchase feature of the 1998 Plan. These officers delivered to the Company promissory notes in the aggregate amount of $317,000. In April 2000, an additional officer purchased 3,738 shares of Common Stock pursuant to the stock purchase feature of the 1998 Plan and delivered to the Company a promissory note in the amount of $150,000. The promissory notes delivered by the first five borrowers initially were non-recourse notes, bore interest at a rate of 6% per annum and had terms of six years. These notes were amended in June 1999 to become recourse notes, bearing interest at a rate of 5.85%. The sixth officer's note also was a recourse note, with a six-year term bearing interest at a rate of 5.85%.

In August 2004, upon the maturity of their respective promissory notes, the first five borrowers paid all remaining principal and interest due under the notes by delivering an aggregate of 22,195 shares of Common Stock valued at $7.56 per share (the closing price of the Common Stock on August 6, 2004) and paid an aggregate of $150,000 in cash. Each of the first five officers received cash bonuses in August 2004 and used the after-tax proceeds of the bonus to pay the cash portion of the repayments described above. As of August 31, 2004, one such note remained outstanding (not yet due) with a balance of approximately $150,000, related to the purchase of 3,738 shares. Following the repayment noted above, the Company determined that the loan underlying this remaining note should be treated under variable accounting, and, therefore this loan was marked to market, resulting in a charge of $117,000 and $4,000 in fiscal years 2004 and 2005, respectively. The Company ceased extending new loans (or modifying existing loans) to any director or executive officer effective as of July 30, 2002. In April 2006, the one outstanding loan was repaid. The borrower repaid the outstanding principal and interest due under the note by delivering 3,738 shares of common stock valued at $8.83 per share (the closing price of the common stock on April 19, 2006) and paid $119,000 in cash. The borrower received a cash bonus in April 2006 and used the after-tax proceeds of the bonus to pay the cash portion of the repayment.

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan authorizes 350,000 shares of the Company’s common stock for issuance. Options issued under the 2001 Plan typically vest over five years and expire in six years. The 2001 plan also allows restricted stock awards, which typically vest over five years.

In November 2002, the Company adopted the 2002 Equity Participation Plan of PriceSmart, Inc. (the “2002 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2002 Plan authorized 250,000 shares of the Company’s common stock for issuance. At the 2006 Annual Meeting, the stockholders of the Company approved a proposal to amend the 2002 Equity Participation Plan of PriceSmart, Inc. to increase the number of shares of Common Stock reserved for issuance under the 2002 Plan from 250,000 to 750,000 (the “Amendment”). Options issued under the 2002 Plan typically vest over five years and expire in six years. The 2002 plan also allows restricted sotck awards, which typically vest over five years.

Effective April 23, 2003, the Company’s Board of Directors approved the re-pricing of all unexercised stock options held by employees of the Company (not including directors’ stock options) with exercise prices greater than $20 to $20 per share. The affected options covered a total of 507,510 shares of common stock with a weighted average exercise price of $36.19 per share. Under the provisions of SFAS 123 and subsequent guidance issued under SFAS 148, a non-cash charge related to vested options of $833,000 was recognized and included in stock compensation expense for the year ended August 31, 2003.

In fiscal year 2004, 151,000 options of the 507,510 re-priced stock options, expired or were cancelled. As a result, the Company recorded a reduction of the compensation expense of $43,000 and a reduction in deferred compensation of $278,000. The Company recognized the expense relating to re-priced stock options of $107,000, $465,000 and $421,000 in fiscal years 2006, 2005 and 2004, respectively. All other terms and conditions of the options remain the same.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense for the 12 months ended August 31, 2008, 2007 and 2006 (in thousands), which are included in general and administrative expense and warehouse expenses in the consolidated statement of income:

	Years Ended August 31,
	2008	2007	2006
Options granted to employees and directors	$126	$318	$1,423
Restricted grants	2,453	1,196	528
Option re-pricings	—	253	107
Stock-based compensation expense	$2,579	$1,767	$2,058

Total stock option activity relating to the 1997 Plan, 1998 Plan, 2001 Plan and 2002 Plan was as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2005	824,350	$13.39
Granted	6,000	8.18
Exercised	(77,809)	6.33
Forfeited or expired	(55,591)	19.27
Shares subject to outstanding options at August 31, 2006	696,950	$13.66
Granted:	9,000	16.00
Exercised	(278,008)	14.31
Forfeited or expired	(53,127)	19.93
Shares subject to outstanding options at August 31, 2007	374,815	$12.35
Granted:	8,000	23.61
Exercised	(61,685)	14.93
Forfeited or expired	(41,000)	32.03
Shares subject to outstanding options at August 31, 2008	280,130	$9.23

As of August 31, 2008, options to purchase 238,730 shares were exercisable and there were 424,617 shares of the Company's common stock reserved for future issuance, of which 144,487 shares are available for future grants. The following table summarizes information about stock options outstanding and options exercisable at August 31, 2008:

Range of Exercise Prices	Outstanding as of Aug. 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of Aug. 31, 2008	Weighted-Average Exercise Price As of Aug. 31, 2008
$6.13 – $8.18	230,130	2.41	$6.29	206,130	$6.27
8.19 – 8.90	5,000	1.18	8.90	2,000	8.90
8.91 – 17.87	8,000	4.30	16.04	1,600	16.04
17.88 – 20.00	15,000	0.52	19.17	15,000	19.17
20.01 – 39.00	22,000	3.33	30.77	14,000	34.86
$6.13 – $39.00	280,130	2.41	$9.23	238,730	$8.84

The aggregate intrinsic value and weighed average remaining contractual term of options exercisable at August 31, 2008 was $4.3 million and 2.2 years, respectively.   The aggregate intrinsic value and weighed average remaining contractual term of options outstanding at August 31, 2008 was $4.9 million and 2.4 years, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the “Black-Scholes” option-pricing model with the following weighted average assumptions used for grants in fiscal years 2008, 2007 and 2006:

	Years Ended August 31,
	2008	2007		2006
Risk free interest rate	3.25%	4.62%		4.35%
Expected life	5 years	5 years		5 years
Expected volatility	47.74%	46.18%		43.96%
Expected dividend yield	1.2%	0	%(1)	0%

(1)  No new stock options were issued in fiscal year 2007 after dividends were declared in the second quarter of fiscal year 2007.

    The weighted-average per share fair value of the stock options granted during 2008, 2007, and 2006 was $10.76, $7.46, and $3.64 respectively. The total intrinsic value of options exercised during the years ended August 31, 2008, 2007, and 2006 was $854,000, $2.5 million, and $354,000 respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

Cash proceeds from stock options exercised during fiscal year 2008, 2007 and 2006 were approximately $921,000, $3.9 million and $497,000, respectively.

In fiscal year 2006, the Company began issuing Restricted Stock Grants. The Restricted Stock Grants vest over a five year period and are forfeited if the employee leaves the Company before the vesting period is completed. Restricted Stock Grant activity for the three years ending August 31, 2008 was as follows:

Grants
Granted:	565,900
Cancelled:	(25,200)
Grants outstanding at August 31, 2006	540,700
Granted:	164,050
Cancelled	(31,080)
Vested	(107,420)
Grants outstanding at August 31, 2007	566,250
Granted:	333,745
Cancelled	(15,077)
Vested	(136,058)
Grants outstanding at August 31, 2008	748,860

    The remaining unrecognized compensation cost related to unvested options and restricted stock grants at August 31, 2008 and 2007 was approximately $9.7 million and $5.3 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.9 years and 3.8 years, respectively.

On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, subject to approval of the amendment by the Company’s stockholders at the next annual meeting of stockholders. The Board also awarded restricted stock units to the independent directors which will vest at the rate of 20% per year commencing on March 29, 2008, subject to stockholder aproval of the amendment. The Company has not considered these restricted stock units outstanding in determining stock compensation expense, the balance of shares issued, average common shares outstanding and the dilutive average of common stock outstanding.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total restricted stock units activity, relating to the 2001 Plan for the year ending December 31, 2008 was as follows:

RSU’s
Outstanding at August 31, 2007	—
Granted*	20,000
Grants outstanding at August 31, 2008	20,000

*Pending approval of amendment to 2001 Plan by the Company’s stockholders.

In fiscal year 2008 and 2007, the Company repurchased 46,053 and 38,061 shares respectively of common stock from employees for approximately $1.4 million and $609,000, respectively, based on the stock price at that date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants.

NOTE 9 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.

During fiscal year 2006, asset impairment and closure costs were $1.8 million, which were primarily due to the write-down of two real estate assets of the Company, one in Honduras and one in the Dominican Republic. The Company’s original San Pedro Sula, Honduras location was vacated and the operation was relocated to a new site which was acquired during the year in another section of the city. The impairment charge of $785,000 reduced the book value of the vacated site to the expected market value as a buyer or leasing opportunity was pursued. Also, during fiscal year 2006, the Company recorded an additional $813,000 impairment charge related to the previously closed warehouse club in Dominican Republic based upon management’s revised assessment of the market value of that asset. The method for determining fair value for both locations was based on a quoted market price, and/or expected cash flows.

During fiscal year 2007, asset impairment and closure costs were $1.6 million, which were primarily due to the closed Dominican Republic location and the original San Pedro Sula, Honduras location. In fiscal year 2007, the Company sold the East Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. However, a net loss on this disposal of $360,000 was recorded to reflect the broker commission and the imputed interest on the notes receivable, which will be collected over a 24 month period, beginning four months after the sale date. The short and long term carrying value of the notes receivable on the balance sheet was $2.2 million as of August 31, 2007. During the fourth quarter of fiscal year 2007, the Company recorded a reduction of $65,000 to closure costs for interest earned on the note issued for the sale of the East Santo Domingo location. Also during fiscal year 2007, the Company recorded $897,000 of asset impairment charges to reduce the San Pedro Sula assets to the expected market value. Additional closure costs for this location of $128,000 were recorded in fiscal year 2007. Lastly, the Company recorded additional closure costs of $210,000 for the closed warehouse in Guatemala.

During fiscal year 2008, asset impairment and closure costs were approximately $1.1 million, which were primarily due to the closed warehouse clubs and the disposal of bulk packaging equipment.  Closure costs incurred in fiscal year 2008 consisted of $810,000 in additional closure costs for the closed warehouse club in Guatemala, which consisted of $605,000 of additional lease obligations due to a rent increase and $205,000 of other associated costs. The Company also recorded a $127,000 reduction to closure costs for interest earned on the note issued for the sale of the East Santo Domingo, Dominican Republic location and recorded $10,000 of additional closure costs for the original warehouse club in San Pedro Sula, Honduras which was vacated and relocated to a new site in fiscal year 2006. In addition, in the fourth quarter of fiscal year 2008 the Company recorded an impaiment charge of approximately $449,000 with respect to bulk packaging equipment that was unusable. The Company fully impaired the total value of the bulk equipment that was unusable.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the movements in the charges and related liabilities derived from the closed warehouse clubs in 2006, 2007 and 2008 is as follows (in thousands):

	Liability as of August 31, 2005	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2006	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2007		Charged to Expense		Cash Paid	Non-cash Amounts	Liability as of August 31, 2008
Lease obligations	$3,712	$—	$(246)	$—	$3,466	$—	$(240)	$—	$3,226	(1)	$605	(2)	$(154)	$—	$3,677	(3)
Asset impairment	—	1,598	—	(1,598)	—	897	—	(897)	—		449		—	(449)	—
Sale of land & building	—	—	—	—	—	295	—	(295)	—		—		—	—	—
Other associated costs	85	236	(280)	(5)	36	358	(358)	(36)	—		88		(88)	—	—
Total	$3,797	$1,834	$(526)	$(1,603)	$3,502	$1,550	$(598)	$(1,228)	$3,226		$1,142		$(242)	$(449)	$3,677

1)  Amount includes $3,072 million of Accrued closure costs and $154,000 of short-term lease obligations (included within Other accrued expenses) on the
     Consolidated Balance Sheet as of August 31, 2007.

2) Amount of additional lease obligations due to increase in rent for closed warehouse club in Guatemala.
3)  Amount includes $3,489 million of Accrued closure costs and $188,000 of short-term lease obligations (included within Other accrued expenses) on the
     Consolidated Balance Sheet as of August 31, 2008.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As of August 31, 2008, the Company in accordance with its accounting policy recorded the reclassification of approximately $101,000 from additional paid in capital to a liability account, common stock subject to put agreement, pursuant to the settlement agreement with PSC, S.A. and related entities for the remaining 6,454 shares remaining to be purchased.

Beginning on September 1, 2007, the Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Income tax contingencies are discussed within Note 11 – Income Taxes.

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. At August 31, 2008, the Company believes it has accrued for probable and estimable exposures. As of August 31, 2008 and 2007, the Company had recorded within other accrued expenses a total of $2.5 million and $3.1 million, respectively, for various non-income tax related contingencies.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – INCOME TAXES

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest includes the following components (in thousands):

	Years Ended August 31,
	2008	2007	2006
United States	$5,680	$10,003	$15,629
Foreign	42,148	18,496	1,118
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	$47,828	$28,499	$16,747

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2008	2007	2006
Current:
U.S.	$642	$2,641	$1,553
Foreign	14,818	10,759	4,898
Total	15,460	13,400	6,451
Deferred:
U.S.	11,595	(13,292)	2,063
Foreign	751	2,002	(3,096)
Valuation Allowance (U.S.)	(12,587)	12,299	365
Valuation Allowance (Foreign)	(6,095)	(2,072)	2,329
Total	(6,336)	(1,063)	1,661
Provision for income taxes	$9,124	$12,337	$8,112

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in thousands):

	Years Ended August 31,
	2008	2007	2006
Federal tax provision at statutory rates	$16,261	$9,689	$5,694
State taxes, net of Federal benefit	92	(643)	395
Differences in foreign tax rates and permanent items	(933)	(6,936)	(671)
Increase (decrease) in U.S valuation allowance	(201)	12,299	365
Increase (decrease) in Foreign valuation allowance	(6,095)	(2,072)	2,329
Provision for income taxes	$9,124	$12,337	$8,112

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2008 and 2007 are shown below (in thousands):

	August 31,
	2008	2007
Deferred tax assets:
U.S. net operating loss carry-forward	$10,975	$18,087
U.S. capital loss carry-forward	7,442	16,723
U.S. timing differences and AMT credits	679	328
Deferred compensation	1,599	1,510
Foreign tax credits	3,808	1,730
Foreign deferred taxes	16,060	24,020
Total deferred tax assets	40,563	62,398
U.S. valuation allowance	(8,350)	(20,937)
Foreign valuation allowance	(10,285)	(21,926)
Net deferred tax assets	$21,928	$19,535

As of August 31, 2008 and 2007, the Company had deferred tax liabilities of $1.4 million and $1.5 million, respectively, arising from timing differences in certain subsidiaries.

The effective tax rate for fiscal year 2008 is approximately 19%, as compared to the effective tax rate for fiscal year 2007 of approximately 43%.  The decrease in the effective tax rates between fiscal years is primarily attributable to: (i) during fiscal year 2008, there is a significant increase in non-U.S. pre-tax income, which is taxed at statutory rates that are generally 4% to 9% lower than the U.S. statutory tax rate; (ii) the Company reversed approximately $3.5 million of valuation allowances during fiscal year 2008 as the result of the improvement in the operations of certain of the foreign subsidiaries, which has a 7% benefit on the fiscal year 2008 effective tax rate; and (iii) the Company recorded $5.5 million of settlement expenses during fiscal year 2007, which were not tax effected due to the preliminary nature of this accrual the impact of which resulted in a 7% charge to the effective tax rate during fiscal year 2007.

During fiscal year 2008, management concluded that a valuation allowance continues to be necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.  The Company also determined that valuation allowances previously recorded should be reversed for three of its subsidiaries, primarily because of the existence of significant positive, objective evidence, such as cumulative taxable income in recent years, changes in operational efficiencies, and overall market improvement.  The reversal of previously recorded valuation allowances resulted in a net tax benefit of $3.5 million for the fiscal year ended August 31, 2008.  Accordingly, the Company had net foreign deferred tax assets of $5.8 million and $2.1 million as of August 31, 2008 and 2007, respectively.

The Company has federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2008 of approximately $51.8 million and $8.4 million, respectively. The federal and state tax loss carry-forwards generally expire during periods ranging from 2010 through 2025 and 2015 through 2025, respectively, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three-years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three-years from the filing date of the income tax return in which the carry forward tax loss was used to offset taxable income in the carry forward year.   In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, will be limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs.

As of August 31, 2008, the Company also has foreign tax credits that expire from 2011 through 2017 of $3.8 million. Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has valuation allowances of $1.0 million on U.S. foreign tax credit carry-forwards generated before the date of the deemed ownership change.

The Company also has capital loss carry-forwards expiring in 2010, 2011, and 2012 of $30.2 million, resulting from the PSMT Philippines disposal, the impairment provision for its investment in Mexico, and the cessation of operations in Guam. As these capital losses can only be used to offset capital gains and the Company has no current plans to be able to use these capital losses, a full valuation allowance has been recorded against them.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2008 and 2007, the undistributed earnings of these foreign subsidiaries are approximately $42.2 million and $20.6 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

Effective September 1, 2007, the Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.  The Company reclassified uncertain tax positions from other accrued expenses to long-term income taxes payable but did not recognize a cumulative adjustment to the beginning balance of retained earnings in the consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at September 1, 2007	$16,156
Additions based on tax positions related to the current year	581
Reductions for tax positions of prior years	(93)
Settlements	(49)
Expiration of the statute of limitations for the assessment of taxes	(1,359)
Balance at August 31, 2008	$15,236

As of August 31, 2008, the liability for income taxes associated with uncertain tax benefits was $15.2 million and can be reduced by $10.3 million of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to FIN 48. The net amount of $4.9 million, if recognized, would favorably affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2009 is expected to result in a reduction to long-term income taxes payable totaling $2.7 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2008 and 2007, the Company had accrued $3.4 million and $3.1 million, respectively, (before income tax benefit) for the payment of interest and penalties.

The Internal Revenue Service field examination of tax year 2005 (fiscal year 2006) is complete and resulted in no changes by the Service.  The Company has various appeals pending before tax courts in its subsidiaries’ jurisdictions.  Any possible settlement could increase/(decrease) earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 1998, 2000 through 2001, and 2005 through 2008
California (U.S.)	2000 through 2001 and 2005 through 2008
Florida(U.S.)	2000 through 2001 and 2005 through 2008
Aruba	2000 to the present
Barbados	1999 to the present
Costa Rica	2005 to the present
Dominican Republic	2005 to the present
El Salvador	2005 to the present
Guatemala	2004 to the present
Honduras	2005 to the present
Jamaica	2002 to the present
Mexico	2006 to the present
Nicaragua	2005 to the present
Panama	2006 to the present
Trinidad	2002 to the present
U.S. Virgin Islands	2001 to the present

Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three-years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three-years from the filing date of the income tax return in which the carry forward tax loss was used to offset taxable income in the carry forward year.  Given that historical losses in these jurisdictions and the Section 382 change in control limitations on the use of the tax loss carry forwards there is uncertainty and significant variation as to when a tax year is no longer subject to audit.

Cash amounts paid during fiscal year 2008, 2007 and 2006 for income taxes were $12.9 million, $9.9 million, and $1.9 million respectively.

NOTE 12 – DEBT

As of August 31, 2008 and 2007, the Company, together with its majority or wholly-owned subsidiaries, had $3.5 million and $3.3 million, respectively, outstanding in short-term borrowings, at a weighted-average interest rates of 8.8% and 8.0%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage, as listed below (in thousands). Each of the facilities expires during the year and is typically renewed. As of August 31, 2008 and 2007, the Company had approximately $5.8 million and $3.9 million available on these facilities, respectively. Additionally, the Company has a bank credit agreement, secured by short-term restricted cash, for up to $10.0 million, which can be used as a line of credit or to issue letters of credit. As of August 31, 2008, letters of credit totaling $700,000 were outstanding under this facility, leaving availability under this facility of $9.3 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following (in thousands):

	August 31,
	2008	2007
Note due July 2017, 9.0% in 2008 and 2007	$8,232	$8,886
Note due November 2014 (six-month LIBOR + 1.5%), 6.24% in 2008(1)	4,050	—
Note due November 2014, 7.94% in 2008(1)	4,466	—
Note due August 2010, 6.5% in 2008 and 2007	17	33
Note due February 2018 (1 year LIBOR + 2.7%), 6.03% in 2008 and 2007	9,000	500
Total	25,765	9,419
Less: current portion	2,737	1,411
Long-term debt	$23,028	$8,008

(1) These loans relate to the acquisition of the Real Estate and Building upon which the Barbados warehouse club is located.  Under the terms of these agreements, the Barbados entity must comply with certain financial covenants, which include debt service and leverage ratios.

As of August 31, 2008 and 2007, the Company, together with its majority or wholly owned subsidiaries, had $25.8 million and $9.4 million, respectively, outstanding in long-term borrowings. The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $32.2 million and $9.7 million as of August 31, 2008 and 2007, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Annual maturities of long-term debt during the next five fiscal years are as follows (in thousands):

Years Ended August 31,	Amount
2009	$2,737
2010	2,725
2011	2,707
2012	2,707
2013	2,707
Thereafter	12,182
Total	$25,765

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between 2009 and 2031. The following table summarizes the components of rental expense charged for operating leases of open locations for the 12 months ended August 31, 2008, 2007 and 2006 (in thousands):

	Years ended August 31,
	2008	2007	2006
Minimum rental payments	$5,587	$5,163	$4,172
Deferred rent accruals	757	454	372
Total straight line rent expense	6,344	5,617	4,544
Contingent rental payments	2,148	3,068	3,713
Rental expense	$8,492	$8,685	$8,257

 As of August 31, 2008, our warehouse clubs occupied approximately a total of 1,577,755 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs located on leased property:

Location (1)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Options to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2025	5 year option/ indefinite periods
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	April 30, 2009	1 year
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	31,575	February 28, 2010	18 months

(1)
Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal 2004 and 2003, respectively. The respective land and building are currently subleased to third-parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Open Locations (1)	Closed Location(2)
2009	$6,287	$367
2010	6,034	355
2011	5,560	296
2012	5,419	296
2013	5,553	296
Thereafter	65,703	3,560
Total (3)	$94,556	$5,170

(1)	Operating lease obligations have been reduced by approximately $545,000 to reflect sub-lease income.
(2)
The net present value of the closed Guatemala warehouse club lease obligation (net of expected sublease income) has been recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.”

(3)
The total excludes payments for the discontinued operations in Guam. The projected minimum payments excluded for Guam are approximately $3.4 million, however sublease income for this location is also approximately $3.4 million, yielding no net projected obligation.

The Company also has one equipment lease (IBM). The Company’s annual future payment for this lease is approximately $107,000; this lease expires on November 30, 2010.

The Company has operating lease agreements for rental of excess building space for which the Company is recognizing rental income.

The following is a schedule of future minimum rental income on non-cancelable operating leases as of August 31, 2008:

Years Ended August 31,	Amount in thousands
2009	$1,632
2010	1,569
2011	1,241
2012	845
2013	806
Thereafter	7,303
Total	$13,396

NOTE 14 – INTEREST RATE SWAP

On February 13, 2008, the Company entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate of a $4.5 million loan obtained for the Barbados real estate acquisition, as disclosed in Note 12. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (February 18, 2008 through May 15, 2013). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million of term loan debt and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap each semester is paid to or received from Citibank N.A.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2008 the receive-variable/pay-fixed interest rate swap was designated as an effective cash flow hedge. The fair value recorded in Accumulated Other Comprehensive loss was approximately $8,000, and the net interest settlement payment due to Citibank N.A. was $12,000. The fair value of this interest rate swap has been measured in accordance with Level 2 inputs of quoted prices in active markets for similar assets adjusted for location and market conditions and as of August 31, 2008, is as follows (amounts in thousands):

	Notional Amount	(Loss) on Fair Value as of
	August 31, 2008	August 31, 2008
Receive variable-rate, pay fixed-rate interest rate swaps designated as cash flow hedge	$4,275	$(8)
Total	$4,275	$(8)

NOTE 15 – ACQUISITION OF BUSINESS

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

In October 2007, the Company acquired all of the common shares of Regan Lodge, the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company acquired this company for approximately $12.0 million. The fair values of the assets acquired and the liabilities assumed in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations” utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 3 inputs to determine the pricing of the assets. The Company used a third-party valuation firm to assist management in estimating these fair values. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets.”

The purchase price was allocated as follows to the fair values of the net tangible assets acquired (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85
Other Assets	14
Liabilities	(170)
Total Purchase Price, Net of Cash	11,842
Cash Acquired	156
Total Purchase Price	$11,998

The primary operations of the company acquired was the leasing of the real estate and building upon which the Barbados warehouse club is located. Upon acquisition, these operations will cease; therefore, no pro-forma financial statements of income are required to be presented.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – PSC SETTLEMENT

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

As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. The Put Agreement required PSC to use commercially reasonable efforts to sell these remaining shares during a 60 day period commencing as of the date of the Put Agreement. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold. On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of these shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was changed to additional paid in capital.  The amount charged was approximately $115,000. On September 9, 2008, (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares.

Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were $17.9 million from available operating funds. Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds is subject to performance by the PSC Parties of certain actions. As of August 31, 2008 approximately $250,000 remains held in escrow. Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that total approximately $530,000.  The Company incurred additional non-cash expenses of approximately $56,000 for the write-off of fixed assets and other assets related to the PSC settlement.  Cash expenses incurred for escrow fees related to the settlement for approximately $16,500 were also recorded.

In accordance with SFAS 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to the potential settlement of this pending litigation. The amount of the reserve was equal to management’s estimate of the potential impact of a global settlement on the Company’s consolidated net income.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•For the fiscal year 2008, additional reserves of approximately $1.3 million were recorded for costs associated with the settlement for costs incurred in excess of the initial $5.5 million reserve established in fiscal year 2007, for both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.

•For the fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of the put arrangement.

•As of August 31, 2008, in accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $161,000 from additional paid in capital to a liability account, common stock subject to put agreement, pursuant to item (v) of the description of the settlement agreement and release with PSC, S.A. and related entities for the remaining 6,454 shares remaining to be purchased.

•In the fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the approximately $6.8 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.

Pursuant to the elements of the agreement described at items (ii) and (iv) above, the Company has recorded the following transactions.  These transactions were an element of the settlement agreement, but were not part of the measurement used to determine the amount of the settlement of the preexisting relationship.  Therefore these transactions had no effect on any settlement gain or loss recognized and recorded within the Company’s statement of income:

•The Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc., resulted in the Company being the sole owner of the PriceSmart Nicaragua business. The Company’s business combinations are accounted for under SFAS 141, “Business Combinations.” An acquisition of a minority interest in a subsidiary is considered a step acquisition. As of the date of the step acquisition, the historical basis of the minority interest balance of the selling minority shareholder is reduced to the extent of the percentage interest sold. Net assets of the acquired business are recorded at their fair value at the date of the acquisition. The excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets. The Company recorded the purchase of the remaining 49% minority interest of its Nicaragua subsidiary in February 2008. The consideration provided in connection with this acquisition consisted of $10.2 million. The purchase price of $10.2 million was allocated to minority interest for approximately $3.1 million and to goodwill for approximately $7.1 million, in accordance with SFAS 141. The Company determined the fair value measurement for this transaction by utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 3 inputs to determine the pricing of the assets.

•The Company recorded the purchase of the acquisition of a land parcel at the Zapote, Costa Rica warehouse club site from PSC for $1.0 million. The Company also recorded the purchase of easement rights relating to properties adjacent to the PriceSmart warehouse club in Managua, Nicaragua for $250,000. The Company determined the fair value measurement for this transaction by utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 2 inputs of quoted prices in active markets for similar assets adjusted for location and market conditions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – RELATED-PARTY TRANSACTIONS

Sale of Common Stock: In October 2005, Sol and Helen Price Trust, a trust affiliated with Sol Price (a significant shareholder in the Company), purchased 168,539 shares of common stock of the Company at a price of $8.90 per share for a total purchase price of $1.5 million.

Relationship with SD Revitalization: During the fourth quarter of fiscal year 2006, the Company sold approximately $34,000 of school supplies to SD Revitalization, a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any school supplies to this charitable group in fiscal year 2007 or 2008.

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

Use of Private Plane: From time to time members of the Company’s management have had access to use private planes covered within an “original use agreement” and a secondary “Citation XLS aircraft agreement.” The planes used with respect to these agreements are owned in part by PFD Ivanhoe, Inc. (“PFD Ivanhoe”) and are used by the Company to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. As noted above, Sol Price is a significant stockholder in the Company.  Robert Price is the Company's Chairman and Chief Executive Officer.  Mr Galinson and Mr. McGrory are members of the Board of Directors and Mr. McGrory is an employee of the Company. The “original use agreement” was in place through February 23, 2007 and covered the use of all planes. After February 23, 2007 this agreement continued in place for all planes with the exception of the Citation XLS Aircraft which is now covered under a separate “Citation XLS aircraft agreement.” Under the “original use agreement” if the passengers are solely PriceSmart, Inc. personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses incurred by PFD Ivanhoe incurred as a result of the hours flown including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel, the Company has an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a member of the Price Group (including Robert E. Price). The Company paid approximately $77,000,  $158,000, and $205,000 for fiscal years ended August 31, 2008, 2007, and 2006, respectively, for these services. On February 23, 2007, the Company entered into the “Citation XLS aircraft agreement” with PFD Ivanhoe to purchase its six and one quarter percent (6.25%) undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008 (see Note 12 – PSC Settlement). The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first six months of fiscal year 2008 and fiscal year 2007 and 2006. Mr. Zucher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred legal expenses with this entity of approximately $1,000, $64,000 and $67,000 during the first six months of fiscal year 2008 and for fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $398,000, $808,000 and $762,000 in rental income for this space during the first six months of fiscal year 2008 and for fiscal years 2007 and 2006, respectively. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $148,000, $276,000 and $265,000 of rental income during the first six months of fiscal year 2008 and for fiscal years 2007 and 2006, respectively, for space leased to it by the Company. The Company also received approximately $647,000 and $938,000 in incentive fees on a co-branded credit card the Company had with Banco Promerica during fiscal years 2007 and 2006. No incentive fees were recorded in fiscal year 2008.  The Company received a one-time refund of approximately $500,000 and $400,000 for an accumulated marketing fund related to the co-branded credit card with Banco Promerica in fiscal years 2007 and 2006. No refund related to the accumulated marketing fund was recorded in fiscal year 2008. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties. As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008. (See Note 16- PSC Settlement).

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Grupo Gigante, S.A.B. de C.V. (“Gigante”): In January 2002, the Company entered into a joint venture agreement with Gigante to initially open four PriceSmart warehouse clubs in Mexico (“PSMT Mexico, S.A. de C.V.”). Due to the historical operating losses and management's assessment the Company and Gigante decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. ("PSMT Mexico") effective February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005. On October 31, 2007, the Company sold its 50% interest in PSMT Mexico for $2.0 million in cash to Gigante. The sales price reflected the net book value of the Company’s investment in PSMT Mexico as of August 31, 2007.  Gigante owns approximately 1.7 million shares of common stock of the Company as of June 30, 2008. In addition, Gonzalo Barrutieta who is a director of the Company since February, 2008, was employed in several capacities with  Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994 he has served as a member of the board of directors of Gigante.

Relationship with PriceSmart Mexico: The Company has purchased furniture and fixtures from the closed Mexico warehouse clubs utilizing cash, an advance payment of $750,000 and offsetting the $1.0 million note and other receivables owed by PriceSmart Mexico. At August 31, 2007 and 2006, the aggregate amount of equipment purchased from Mexico was approximately $30,000 and $2.3 million, respectively.

Relationships with Price Charities: During fiscal year 2008, the Company sold approximately $67,000 of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price. The Company did not sell any supplies to this charitable group in fiscal years 2007 and 2006.

The Company believes that each of the related-party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

NOTE 18 – ACQUISITION OF MINORITY INTEREST

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

During fiscal year 2006, the Company purchased the minority interests of its Jamaica subsidiary in order to strengthen the Company’s position for the future and consequently increased its ownership percentage in its Jamaica subsidiary from 67.5% to 100%. The Company acquired the minority interests of its three partners, Big Box Sales, Ltd., Chancellor Holdings Limited, and PSC, S.A., whose ownership percentages were 15%, 10% and 7.5% respectively, on November 17, 2005, November 15, 2005, and December 23, 2005, respectively. The consideration provided in connection with this acquisition consisted of $2.4 million in cash and forgiveness of a $413,000 note receivable. The purchase price of $2.8 million was allocated to minority interest of $556,000, $126,000 to buildings and $2.1 million to goodwill. Also, during the second quarter of fiscal year 2006, the Company purchased a 5% minority interest of its Trinidad subsidiary from one of its partners and thereby increased its ownership percentage in its Trinidad subsidiary from 90% to 95%. The consideration provided in connection with this acquisition was $300,000, of which $132,000 was allocated to minority interest and $168,000 was allocated to goodwill. The goodwill related to these transactions has been allocated to the Caribbean Operations segment.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2008, as a result of the PSC Settlement, the Company purchased the remaining 49% minority interest of its Nicaragua subsidiary from PSC. The Company held 51% of the interest in Nicaragua immediately before the acquisition and views the acquisition of the remaining 49% from PSC as a business combination achieved in stages or a step acquisition.  The consideration provided in connection with this acquisition consisted of $10.2 million of which $3.1 million was allocated to minority interest and $7.1 million was allocated to goodwill. Also, during the fourth quarter of fiscal year 2008, the Company acquired the 10% minority interest of its Aruba subsidiary, Island Foods and Distributors N.V. (“IFD”), from Nithyananda Enterprises thereby increasing its ownership percentage in its Aruba subsidiary to 100%. The Company held 90% of the interest in IFD immediately before the acquisition and views the acquisition of the remaining 10% from NEL as a business combination achieved in stages or a step acquisition. The Company set the acquisition date as June 30, 2008. The Company agreed to repair the roof on the Aruba warehouse club as compensation for the conveyance of the 10% interest in IFD. Therefore, the Company has recorded consideration provided as $300,000 which is the maximum cost that the Company is committed to spend on the roof repair.  Of this amount, $313,000 was allocated to goodwill and $13,000 to minority interest. The goodwill related to the Nicaragua and Aruba minority interest has been allocated to the Central American Operations segment and the Caribbean Operations segment, respectively.

NOTE 19 – UNCONSOLIDATED AFFILIATE

On October 31, 2007, Grupo Gigante S.A. de C.V. acquired all of PriceSmart, Inc.’s 164,046 shares or 50% interest in PSMT Mexico (a joint venture that had previously operated three PriceSmart warehouse clubs) for $2.0 million, thereby assuming 100% control and ownership of PSMT Mexico. Consequently the Company recorded a $2.6 million impairment charge in fiscal year 2007, related to the write down of the Company’s interest in its Mexico joint venture to its revised net realizable value. The impairment charge included $1.7 million in accumulated unrealized loss associated with currency changes recorded as “Accumulated other comprehensive loss” on the consolidated balance sheet and $892,000 related to the amounts carried as “Investment in unconsolidated subsidiaries.” While the Company believes that the value of the investment previously indicated on the consolidated balance sheet would over time have been realized, there were concerns about the Company’s control of the actions necessary to achieve those outcomes given that a substantial portion of the realizable assets related to refunds from the Mexican tax authorities for pre-paid taxes. The Company, therefore, concluded that it was in the Company’s best interest to complete the divestment of its Mexico holdings and reduce its involvement in activities not related to the future growth of the membership warehouse business in its targeted markets. The Company was relieved of all its obligations under letters of credit granted in favor of Mexican tax authorities totaling $1.9 million in connection with this disposal. In the first quarter of fiscal year 2008, the Company recorded a loss on disposal of $111,000 to write off the equity income of $111,000 recognized for the first two months of the quarter. The income included foreign currency translation gain of $129,000 and a net loss of $18,000.

The summarized financial information of the unconsolidated affiliate is as follows:

	As of August 31,
	2008	2007
Current assets	$—	$5,776
Noncurrent assets	$—	$5,788
Current liabilities	$—	$907
Noncurrent liabilities	$—	$129

	Years Ended August 31,
	2008	2007	2006
Revenues	$—	$—	$88
Cost of Goods Sold	$—	$—	$20
Net Loss	$(35)	$(590)	$(193)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 – SEGMENTS

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company's reportable segments are based on management responsibility. For fiscal year 2008, the United States, Central American and Caribbean Operations operating income includes $120,000, $1.1 million, and $110,000 charge related to the settlement litigation and the Put agreement pursuant to the PSC Settlement, respectively.  For fiscal year 2007, the Central American and Caribbean Operations operating income includes approximately $5 million and $500,000 charge respectively, related to the settlement litigation pursuant to the PSC Settlement (see Note 16 – PSC Settlement).

	United States Operations	Central American Operations	Caribbean Operations	Total
Year Ended August 31, 2008
Total revenue	$1,564	$670,822	$447,490	$1,119,876
Asset impairment and closure cost	—	(1,174)	32	(1,142)
Operating income	3,730	28,667	16,029	48,426
Interest income	883	231	79	1,193
Interest expense	—	(755)	(690)	(1,445)
Income tax expense	(470)	(6,293)	(2,361)	(9,124)
Income from continuing operations	4,044	21,468	12,698	38,210
Discontinued operations, net of tax	(104)	—	—	(104)
Depreciation and amortization	(806)	(6,217)	(4,347)	(11,370)
Goodwill	—	33,639	5,609	39,248
Assets of discontinued operations	1,247	—	—	1,247
Identifiable assets	58,008	254,087	137,868	449,963

Year Ended August 31, 2007
Total revenue	$1,342	$541,866	$345,593	$888,801
Asset impairment and closure cost	—	(1,235)	(315)	(1,550)
Operating income	6,231	13,281	8,464	27,976
Interest income	1,292	221	115	1,628
Interest expense	(261)	(354)	(173)	(788)
Income tax expense	(3,930)	(6,905)	(1,502)	(12,337)
Income (loss) from continuing operations	428	5,666	6,689	12,783
Discontinued operations, net of tax	143	—	—	143
Depreciation and amortization	(684)	(5,408)	(3,357)	(9,449)
Goodwill	—	26,279	5,373	31,652
Assets of discontinued operations	1,380	—	—	1,380
Identifiable assets	60,753	225,263	109,403	395,419

Year Ended August 31, 2006
Total revenue	$130	$449,820	$284,723	$734,673
Asset impairment and closure cost	—	(996)	(838)	(1,834)
Operating income	1,678	12,963	3,489	18,130
Interest income	1,555	275	129	1,959
Interest expense	(802)	(1,247)	(1,142)	(3,191)
Income tax expense	(5,664)	(1,783)	(665)	(8,112)
Loss from continuing operations	(3,335)	9,726	1,793	8,184
Discontinued operations, net of tax	3,674	—	—	3,674
Depreciation and amortization	(587)	(5,370)	(3,661)	(9,618)
Goodwill	—	26,350	5,520	31,870
Assets of discontinued operations	1,594	—	—	1,594
Identifiable assets	64,927	197,364	96,752	359,043

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21 – SUBSEQUENT EVENTS (UNAUDITED)

 Purchases of Real Estate

On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and operate a new PriceSmart Warehouse Club. Typically, PriceSmart land requirements are approximately 20,000 square meters, however the new Panama City location will be constructed on two levels, parking at grade level and the building on the second level. An existing PriceSmart Warehouse Club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four Warehouse Clubs in Panama. It is currently anticipated that the new PriceSmart Warehouse Club will open in the fall of 2009.  The cost of the property is approximately $2.9 million.

Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company plans to construct and operate a new PriceSmart Warehouse Club, which will be its fifth in Costa Rica. It is currently anticipated that the new PriceSmart Warehouse Club will open in the spring of 2009.  The cost of the property is approximately $3.7 million.

Joint Venture Agreements

On September 24, 2008 the Company entered into an agreement with an entity controlled by local Panamanian businessmen to jointly own and operate a Commercial Center adjacent to its new PriceSmart Warehouse Club, with the Company and the Panamanian entity each owning a 50% interest in the Commercial Center. On September 24, 2008, 38,331 square meters of real estate were acquired, upon which the Center will be constructed. It is currently anticipated that the Center will commence commercial operations in the fall of 2009.  The Company invested approximately $4.6 million.

Additionally, on September 29, 2008 the Company entered into an agreement with an entity controlled by local Costa Rican businessmen to jointly own and operate a Commercial Center adjacent to anticipated new PriceSmart Warehouse Club, with the Company and the Costa Rican entity each owning a 50% interest in the Commercial Center. On September 29, 2008, 21,576 square meters of real estate were acquired, upon which the Center will be constructed. It is currently anticipated the Center will commence commercial operations in the spring of 2009.  The Company invested approximately $2.1 million.

The Company will account for these investments under the equity method of accounting, in which the Company reflects its proportionate share of the income or loss from the joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2008 and 2007 is as follows:

Fiscal Year 2008	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2007	Feb. 29, 2008	May 31, 2008	Aug. 31, 2008	Aug. 31, 2008
Total net warehouse club and export sales	$245,556	$288,556	$278,364	$286,532	$1,099,008
Cost of goods sold	$208,860	$245,653	$236,438	$242,763	$933,714
Income from continuing operations	$6,676	$9,489	$10,575	$11,470	$38,210
Discontinued operations, net of tax	$18	$27	$26	$(175)	$(104)
Net income	$6,694	$9,516	$10,601	$11,295	$38,106
Basic income per share	$0.23	$0.33	$0.37	$0.39	$1.32
Diluted income per share	$0.23	$0.33	$0.36	$0.39	$1.30

Fiscal Year 2007	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2006	Feb. 28, 2007	May 31, 2007	Aug. 31, 2007	Aug. 31, 2007
Total net warehouse club and export sales	$198,195	$226,893	$219,705	$225,325	$870,118
Cost of goods sold	$168,590	$193,127	$185,934	$190,628	$738,279
Income (loss) from continuing operations	$4,054	$6,516	$5,206	$(2,993)	$12,783
Discontinued operations, net of tax	$18	$28	$25	$72	$143
Net income (loss)	$4,072	$6,544	$5,231	$(2,921)	$12,926
Basic income per share	$0.14	$0.23	$0.18	$(0.10)	$0.45
Diluted income per share	$0.14	$0.22	$0.18	$(0.10)	$0.44

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ National Market under the symbol “PSMT” since September 2, 1997. As of November 5, 2008, there were approximately 2,262 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2008 CALENDAR QUARTERS
First Quarter	9/1/07	11/30/07	$31.80	$22.61
Second Quarter	12/1/07	2/29/08	33.30	21.66
Third Quarter	3/1/08	5/31/08	29.23	21.48
Fourth Quarter	6/1/08	8/31/08	25.25	18.02

2007 CALENDAR QUARTERS
First Quarter	9/1/06	11/30/06	$17.91	$11.91
Second Quarter	12/1/06	2/28/07	20.64	14.01
Third Quarter	3/1/07	5/31/07	20.88	13.31
Fourth Quarter	6/1/07	8/31/07	26.93	19.17

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended August 31, 2008, except as reported on Current Reports on Form 8-K filed during the quarter.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board; Chief Executive Officer	66
Gonzalo Barrutieta	Director	42
Murray L. Galinson	Director	71
Katherine L. Hensley	Director	71
Leon C. Janks	Director	59
Lawrence B. Krause	Director	78
Jose Luis Laparte	President, Director	42
Jack McGrory	Director; Executive Vice President – Real Estate and Development	59
Keene Wolcott	Director	77

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

Gonzalo Barrutieta has been a director of the Company since February, 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, most recently as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005 Mr. Barrutieta was a Director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante), serving as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a Director of Hoteles Presidente since 2004, of Office Depot Mexico and Radio Shack Mexico since 2005, and has served as President and Director of Operadora IPC de Mexico since 2007.

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

Jose Luis Laparte has been a director of the Company since February 2008 and President of the Company since October 2004, having served as a consultant for the Company from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

Jack McGrory has been a director of the Company since November 2000 and has been Executive Vice President – Real Estate and Development since December 2006. Mr. McGrory served as Chairman of the Board of Price Legacy from September 2001 until December 2004, served as President and Chief Executive Officer of Price Legacy from October 2003 until December 2004, and was President and Chief Executive Officer of PEI from September 1997 until November 1999. Mr. McGrory also serves as a director of the San Diego Padres, L.P. and was its Executive Vice President and Chief Operating Officer from September 1999 until August 2000. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego. Mr. McGrory has also been a Manager of The Price Group since August 2000.

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

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Robert E. Price	Chief Executive Officer	66
Jose Luis Laparte	President	42
John M. Heffner	Executive Vice President and Chief Financial Officer	54
Robert M. Gans	Executive Vice President, Secretary and General Counsel	59
William J. Naylon	Executive Vice President and Chief Operating Officer	46
Thomas D. Martin	Executive Vice President – Merchandising	52
Edward Oats	Executive Vice President – Information Technology	47
Brud E. Drachman	Executive Vice President – Construction Management	53
John D. Hildebrandt	Executive Vice President – Central America Operations	50
Jack McGrory	Executive Vice President – Real Estate and Development	59

Robert E. Price has been Chairman of the Board of the Company since July 1994 and Chief Executive Officer of the Company since April 2006, served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of PEI from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Costco from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of TPC. Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990.

Jose Luis Laparte has been a director of the Company since February 2008 and President of the Company since October 2004, and having served as a consultant for the Company from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

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

Edward Oats has been Executive Vice President – Information Technology of the Company since November 2002 and served as Senior Vice President – Logistics/Information Technology of the Company from May 2000 to October 2002. Mr. Oats previously served as Vice President of Information Technology of the Company from August 1997 to April 2000, and as International IT Manager of PEI from 1993 to 1997. From 1982 to 1993, Mr. Oats served in several positions in TPC operations and management.

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

Jack McGrory has been a director of the Company since November 2000 and has been Executive Vice President – Real Estate and Development since December 2006. Mr. McGrory served as Chairman of the Board of Price Legacy from September 2001 until December 2004, served as President and Chief Executive Officer of Price Legacy from October 2003 until December 2004, and was President and Chief Executive Officer of PEI from September 1997 until November 1999. Mr. McGrory also serves as a director of the San Diego Padres, L.P. and was its Executive Vice President and Chief Operating Officer from September 1999 until August 2000. From March 1991 through August 1997, Mr. McGrory served as City Manager of San Diego. Mr. McGrory has also been a Manager of The Price Group since August 2000.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Stock Market
Stock Symbol: PSMT

Annual Meeting
Wednesday, January 28, 2009 at 10:00 AM
PriceSmart, Inc. Corporate Headquarters
9740 Scranton Road
San Diego, CA 92121

Transfer Agent
BNY Mellon Shareowner Services
P.O. Box 3315
South Hackensack, NJ 07606
Telephone: (800) 522-6645
TDD for Hearing Impaired: (800) 231-5469
Outside U.S.: (201) 329-8660

Independent Registered Public Accounting Firm
Ernst & Young LLP
4370 La Jolla Village Drive, Suite 500
San Diego, CA 92122

PriceSmart's annual reports to the Securities and Exchange Commission on Form 10-K, as amended, and any quarterly reports on Form 10-Q, as amended, will be provided free of charge upon written request to Investor Relations, PriceSmart, Inc., 9740 Scranton Road., San Diego, CA 92121. Internet users can access PriceSmart's web site at http://www.pricesmart.com.