Form 10-Q
period 2008-11-30
PRICESMART INC
filed 2009-01-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                Accelerated filer   ☑                Non-accelerated filer   ☐               Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☑

The registrant had 29,596,203 shares of its common stock, par value $.0001 per share, outstanding at January 2, 2009.

Exhibits 10.11 and 10.12 will be filed by amendment to this Form 10-Q within five calendar days of this filing in accordance with Rule 12b-25.

PRICESMART, INC.

*	Exhibits 10.11 and 10.12 will be filed by amendment to this Form 10-Q within five calendar days of this filing in accordance with Rule 12b-25.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2008, the consolidated balance sheet as of August 31, 2008, the unaudited consolidated statements of income for the three months ended November 30, 2008 and 2007, and the unaudited consolidated statements of stockholders equity for the three months ended November 30, 2008 and 2007, the unaudited consolidated statements of cash flows for the three months ended November 30, 2008 and 2007, are included elsewhere herein. Also included herein are the unaudited notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	N
	November 30, 2008	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$24,692	$48,121
Short-term restricted cash	533	536
Receivables, net of allowance for doubtful accounts of $9 and $11 in November and August of 2008, respectively	3,287	2,455
Merchandise inventories	134,304	113,894
Prepaid expenses and other current assets	18,400	16,669
Notes receivable – short term	2,068	2,104
Assets of discontinued operations	1,340	1,247
Total current assets	184,624	185,026
Long-term restricted cash	548	673
Property and equipment, net	209,739	199,576
Goodwill	38,836	39,248
Deferred tax assets	21,897	21,928
Other assets	3,756	3,512
Investment in unconsolidated affiliates	7,260	—
Total Assets	$466,660	$449,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4,868	$3,473
Accounts payable	107,965	96,120
Accrued salaries and benefits	7,575	8,271
Deferred membership income	8,149	7,764
Income taxes payable	4,743	3,695
Common stock subject to put agreement	—	161
Other accrued expenses	11,770	11,877
Dividend payable	—	4,744
Long-term debt, current portion	2,704	2,737
Liabilities of discontinued operations	296	277
Total current liabilities	148,070	139,119
Deferred tax liability	1,237	1,376
Long-term portion of deferred rent	2,554	2,412
Accrued closure costs	3,664	3,489
Long-term income taxes payable, net of current portion	4,449	5,553
Long-term debt, net of current portion	22,273	23,028
Total liabilities	182,247	174,977
Minority interest	550	480
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,195,788 shares issued and 29,608,772 and 29,615,226 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	374,126	373,192
Tax benefit from stock-based compensation	4,565	4,563
Accumulated other comprehensive loss	(15,013)	(12,897)
Accumulated deficit	(66,812)	(77,510)
Less: treasury stock at cost; 587,016 shares as of November 30, 2008 and 580,562 as of August 31, 2008.	(13,006)	(12,845)
Total stockholders’ equity	283,863	274,506
Total Liabilities and Stockholders’ Equity	$466,660	$449,963

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2008	2007
Revenues:
Sales:
Net warehouse club	$298,518	$245,189
Export	836	367
Membership income	4,325	3,742
Other income	1,529	1,113
Total revenues	305,208	250,411
Operating expenses:
Cost of goods sold:
Net warehouse club	254,426	208,511
Export	800	349
Selling, general and administrative:
Warehouse club operations	27,280	23,227
General and administrative	7,544	7,316
Preopening expenses	—	772
Asset impairment and closure costs	248	19
Total operating expenses	290,298	240,194
Operating income	14,910	10,217
Other income (expense):
Interest income	126	410
Interest expense	(581)	(59)
Other expense, net	(20)	(47)
Total other income (expense)	(475)	304
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliates and minority interest	14,435	10,521
Provision for income taxes	(3,647)	(3,715)
Loss of unconsolidated affiliates	(5)	—
Minority interest	(66)	(130)
Income from continuing operations	10,717	6,676
Discontinued operations income (loss), net of tax	(19)	18
Net income	$10,698	$6,694
Basic income per share:
Continuing operations	$0.37	$0.23
Discontinued operations	$—	$—
Net income	$0.37	$0.23
Diluted income per share:
Continuing operations	$0.37	$0.23
Discontinued operations	$—	$—
Net income	$0.37	$0.23
Shares used in per share computations:
Basic	28,860	28,781
Diluted	29,111	29,494
Dividends per share:	$—	$—

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional	Tax Benefit From Stock- based	Accum- ulated Other Compre-	Accum-	Treasury		Total Stock-
	Shares	Amount	Paid-in Capital	Compen-sation	hensive Loss	ulated Deficit	Shares	Amount	holder’s Equity
Balance at August 31, 2007	29,815	$3	$369,848	$3,970	($12,343)	($106,087)	476	($10,075)	$245,316
Exercise of stock options	17	—	333	—	—	—	—	—	333
Stock-based compensation	—	—	384	4	—	—	—	—	388
Net income	—	—	—	—	—	6,694	—	—	6,694
Translation adjustment	—	—	—	—	(265)	—	—	—	(265)
Comprehensive income									6,429
Balance at November 30, 2007	29,832	$3	$370,565	$3,974	($12,608)	($99,393)	476	($10,075)	252,466

Balance at August 31, 2008	30,196	$3	$373,192	$4,563	($12,897)	($77,510)	580	($12,845)	$274,506
Stock-based compensation	—	—	773	2	—	—	—	—	775
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)
Dividend payable to stockholders	—	—	—	—	—	4,744	—	—	4,744
Dividend paid to stockholders	—	—	—	—	—	(4,744)	—	—	(4,744)
Change in fair value of interest rate swap	—	—	—	—	(578)	—	—	—	(578)
Net income	—	—	—	—	—	10,698	—	—	10,698
Translation adjustment	—	—	—	—	(1,538)	—	—	—	(1,538)
Comprehensive income									8,582
Balance at November 30, 2008	30,196	$3	$374,126	$ 4,565	($15,013)	($66,812)	587	($13,006)	$283,863

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2008	2007
Operating Activities:
Income from continuing operations	$10,717	$6,676
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,972	2,506
Allowance for doubtful accounts	(2)	5
Asset impairment and closure costs	175	19
(Gain) Loss on sale of property and equipment	8	(67)
Deferred income taxes	(107)	(217)
Minority interest	66	130
Equity in earnings of unconsolidated affiliates	5	—
Tax benefit from exercise of stock options	(2)	(4)
Stock-based compensation	773	384
Change in operating assets and liabilities:
Change in accounts receivable, prepaid expenses, other current assets, accrued salaries and benefits, deferred membership and other accruals	(3,678)	(2,285)
Merchandise inventories	(20,410)	(24,893)
Accounts payable	11,847	18,151
Net cash provided by continuing activities	2,364	405
Net cash used in discontinued activities	(144)	(129)
Net cash provided by operating activities	2,220	276
Investing Activities:
Additions to property and equipment	(11,318)	(9,737)
Proceeds from disoposal of property and equipment	4	2,514
Proceeds from sale of unconsolidated affiliate	—	2,000
Acquisition of business, net of cash acquired	(2,856)	(11,842)
Purchase of Costa Rica minority interest	(2,241)	—
Purchase of Panama minority interest	(4,616)	—
Net cash used in continuing activities	(21,027)	(17,065)
Net cash provided by discontinued activities	51	36
Net cash flows used in investing activities	(20,976)	(17,029)
Financing Activities:
Proceeds from bank borrowings	7,260	9,547
Repayment of bank borrowings	(7,063)	(238)
Cash dividend payments	(4,744)	(4,678)
Addition to restricted cash	—	(89)
Tax benefit from exercise of stock options	2	4
Purchase of treasury stock for PSC settlement	(161)	—
Proceeds from exercise of stock options	—	333
Net cash provided by (used in) financing activities	(4,706)	4,879
Effect of exchange rate changes on cash and cash equivalents	33	(922)
Net decrease in cash and cash equivalents	(23,429)	(12,796)
Cash and cash equivalents at beginning of period	48,121	32,065
Cash and cash equivalents at end of period	$24,692	$19,269

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$112	$104
Income taxes	$4,093	$4,540

Note payable to Prico Enterprises	$409	$—

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2008

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2008, the Company had 25 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies). There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of November 30, 2008. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2008. The consolidated interim financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries (“PSMT” or the “Company”). All material inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2008:

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(1)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart, Trinidad	Trinidad	95.0%	Consolidated
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(2)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(2)
Newco 2	Costa Rica	50.0%	Equity(2)
Weinar Resources, Inc.	Panama	100.0%	Consolidated(3)

(1)	Entity is treated as discontinued operations in the consolidated financial statements.
(2)	Purchase of Joint Venture Interest during the first quarter of fiscal year 2009.
(3)	Purchase of Entity primarily for acquistion of land, (see Note 13, Acquisition of Business).

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

Restricted Cash – Short-term restricted cash of approximately $533,000 primarily consisted of deposits into escrow accounts for use in the settlement of the lawsuit filed by the PSC Parties (see Note 14—PSC Settlement) and for the purchase of land in Trinidad.   Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica, Honduras and Panama for approximately $548,000.

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

Allowance for Doubtful Accounts – The Company generally does not extend credit to its members, but may do so for specific wholesale, government, other large volume members and for subtenants. The Company maintains an allowance for doubtful accounts based on assessments as to the probability of collection of specific customer accounts, the aging of accounts receivable, and general economic conditions.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Lease Accounting – Certain of the Company's operating leases, where the Company is the lessee, (see Revenue Recognition Policy for lessor accounting) provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options where the exercise of the option is reasonably assured in some locations. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays.” In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” the Company measures the fair value of assets and liabilities. The Company measures fair value of assets when impairment issues arise in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for business units (for goodwill impairment), for interest rate swaps, and for stock put contracts. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each footnote.

Goodwill – Goodwill, resulting from certain business combinations totaled $38.8 million at November 30, 2008 and $39.2 million at August 31, 2008. The decrease in goodwill was due to the foreign exchange translation losses in Guatemala and Jamaica for $252,000 and $160,000, respectively. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheet in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 12—Interest Rate Swaps.)

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activity;” lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. During fiscal year 2007, the Company’s original San Pedro Sula, Honduras, location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city. The closure costs recorded in fiscal year 2009 relate to these warehouse clubs.

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

Common Stock Put Agreement – The Company recorded in fiscal year 2008 a liability for a common stock put agreement (see Note 14—PSC Settlement). The Company utilizes the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the fair market valuation. The Company recorded in fiscal year 2008 a year-to-date expense for the fair value of the put agreement granted as part of the legal settlement with the PSC Parties, determined as of June 11, 2008 of fiscal year 2008. On September 9, 2008 (fiscal year 2009), the Company recorded the final settlement of the liability.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statement of operations, for the first three months of the fiscal years 2009 and 2008 were approximately ($677,000) and $583,000, respectively.

Stock-Based Compensation – As of November 30, 2008, the Company had four stock-based employee compensation plans which it accounts for applying Statement of Financial Accounting Standard No. 123(R) ("SFAS 123(R)"), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

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

The Company accounts for uncertain income tax positions based on the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of November 30, 2008 and August 31, 2008, the Company had $15.0 million and $15.2 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $3.0 million and $4.9 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. The Company has classified $892,000 as current income taxes payable as of November 30, 2008.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the quarter ended November 30, 2008, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $1.0 million. The lapse of statutes of limitations in the twelve-month period ending November 30, 2009 would result in a reduction to long-term income taxes payable totaling $2.2 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the balance sheet. As of November 30, 2008 and August 31, 2008, the Company had accrued $2.4 million and $3.4 million, respectively, for the payment of interest and penalties.

 The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As the result of net operating loss carry forwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2002. A lapse in these statutes will result in a beneficial impact on the effective tax rate.

Recent Accounting Pronouncements – In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations.” The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis after September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements however, the Company does not expect that this issue will result in a change in current practice.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("U.S. GAAP") in the United States. This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements; however, the Company does not expect that this Statement will result in a change in current practice.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009. The Company does not expect that this pronouncement will result in a change in current practice.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company adopted SFAS 159 beginning September 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition and operating results.

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated interim financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations. Following its closure in December 2003, the Company had previously included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statement of income. The results of the Philippine and Guam activities are consolidated in the discontinued operation line of the consolidated statement of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate approximately September 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2008	August 31, 2008
Cash and cash equivalents	$143	$284
Accounts receivable, net	404	116
Prepaid expenses and other current assets	4	7
Other assets	789	840
Assets of discontinued operations	$1,340	$1,247
Other accrued expenses	$296	$277
Liabilities of discontinued operations	$296	$277

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended November 30,
	2008	2007
Net warehouse club sales	$—	$—
Pre-tax income (loss) from operations	(19)	18
Income tax (provision) benefit	—	—
Net income (loss)	$(19)	$18

The pre-tax (loss) and pre-tax income from discontinued operations for the three months ended November 30, 2008 and 2007 of approximately ($19,000) and $18,000, respectively, is the net result of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2008	August 31, 2008
Land	$70,017	$63,582
Building and improvements	129,997	130,237
Fixtures and equipment	77,962	75,137
Construction in progress	5,924	2,466
Total property and equipment, historical cost	283,900	271,422
Less: accumulated depreciation	(74,161)	(71,846)
Property and equipment, net	$209,739	$199,576

Building and improvements include net capitalized interest of $1.3 million as of both November 30 and August 31, 2008.

On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and operate a new PriceSmart Warehouse Club (see Note 13-Acquisition of Business).  Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level. An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010.  Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company plans to construct and operate a new PriceSmart warehouse club, which will be its fifth in Costa Rica. It is currently anticipated that the new PriceSmart warehouse club will open in the third quarter of fiscal year 2009. These acquisitions contributed the following property (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Total land acquired	$6,580

The Company continued with warehouse club expansions, warehouse distribution center expansion and the development of the land sites acquired for the opening of warehouse club sites in Panama and Costa Rica.  Construction in process and fixtures and equipment increased during the first quarter of fiscal year 2009 due to these activities.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depreciation expense for the first three months of fiscal years 2009 and 2008 was approximately $3.0 million and, $2.5 million, respectively.

NOTE 5 – EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.  The following table presents the calculation of the basic income per share and the diluted income per share (in thousands, except per share data):

	Three Months Ended November 30,
	2008	2007
Net income:	$10,698	$6,694
Determination of shares:
Average common shares outstanding	28,860	28,781
Assumed conversion of:
Stock options	104	147
Restricted stock grant(1)	147	566
Diluted average common shares outstanding	29,111	29,494
Net income:
Basic income per share	$0.37	$0.23
Diluted income per share	$0.37	$0.23

(1)	There was no restricted stock issued during the three months ended November 30, 2008 and 2007.

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

 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on interest rate swaps.  The unfavorable translation adjustments during the three months ended November 30, 2008 and 2007 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of November 30, and August 31, 2008, included in retained earnings of certain subsidiaries are legal reserves of approximately $1.3 million and $1.0 million, respectively, which cannot be distributed as dividends by the Company's subsidiaries to the Company according to statutory regulations.

 NOTE 7 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

The following table summarizes the components of the stock-based compensation expense for the three months ended November 30, 2008 and 2007 (in thousands), which are included in general and administrative expenses and warehouse expenses in the consolidated statement of income:

	Three Months Ended November 30,
	2008	2007
Vesting of options granted to employees and directors	$27	$37
Vesting of restricted stock grants	746	347
Stock-based compensation expense	$773	$384

The following table summarizes stock options outstanding as of November 30, 2008, as well as the activity during the first quarter then ended:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2008	280,130	$9.23
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Shares subject to outstanding options at November 30, 2008	280,130	$9.23

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2008, options to purchase 242,330 shares were exercisable and there were 425,767 shares of the Company's common stock reserved for future issuance, of which 145,637 shares are available for future grants. The following table summarizes information about stock options outstanding and options exercisable as of November 30, 2008:

Range of Exercise Prices	Outstanding as of Nov. 30, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of Nov, 30, 2008	Weighted-Average Exercise Price as of Nov. 30, 2008
$6.13 – $8.18	230,130	1.30	$6.29	206,130	$6.27
8.19 – 8.90	5,000	0.93	8.90	5,000	8.40
8.91 – 17.87	8,000	4.05	16.04	2,200	16.21
17.88 – 20.00	15,000	0.27	19.17	15,000	19.17
20.01 – 39.00	22,000	3.08	30.77	14,000	34.86
$6.13 – $39.00	280,130	1.45	$9.23	242,330	$8.86

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at November 30, 2008 was $1.9 million and 1.3 years, respectively.   The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at November 30, 2008 was $2.2 million and 1.45 years, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

 The fair value of each option grant is estimated on the date of grant using the “Black-Scholes” option-pricing model. There were no options granted during the three months ended November 30, 2008 and 2007. There were no options exercised during the three months ended November 30, 2008.  The Company did not repurchase shares of common stock from employees during the three months ended November 30, 2008 and 2007.

Cash proceeds from stock options exercised, tax benefits related to stock options exercised and the intrinsic value related to total stock options exercised during the three months ended November 30, 2008 and 2007 are summarized in the following table (in thousands):

	Three Months Ended November 30,
	2008 (1)	2007
Proceeds from stock options exercised	N/A	$333
Tax benefit related to stock options exercised	N/A	$4
Intrinsic value of stock options exercised	N/A	$117

(1)  No stock options were exercised during the three months ended November 30, 2008.

In fiscal year 2006, the Company began granting restricted stock. The restricted stock grants vest over a five-year period, with the unvested portion being forfeited if the employee leaves the Company before the vesting period is completed. Restricted stock grant activity for the three months ending November 30, 2008 and 2007 was as follows:

	Three Months Ended November 30,
	2008	2007
Grants outstanding at August 31,	748,860	566,250
Granted	-	-
Cancelled	(1,150)	-
Vested	-	-
Grants outstanding at November 30,	747,710	566,250

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining unrecognized compensation cost related to unvested options and restricted stock grants at November 30, 2008 and 2007 was approximately $9.1 million and $4.1 million, respectively, and the weighted-average period of time which this cost will be recognized is 3.7 years and 3.6 years, respectively.

On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, subject to approval of the amendment by the Company’s stockholders at the next annual meeting of stockholders. The Board also awarded restricted stock units to the independent directors which will vest at the rate of 20% per year commencing on March 29, 2008, subject to stockholder approval of the amendment. The Company has not considered these restricted stock units outstanding in determining stock compensation expense, the balance of shares issued, average common shares outstanding and the diluted average common shares outstanding.

Total restricted stock units activity, relating to the 2001 Plan for the three months ended November 30, 2008 and 2007 was as follows:

	Three Months Ended November 30,
	2008	2007
Grants outstanding at August 31,*	20,000	—
Granted	—	—
Grants outstanding at November 30,	20,000	—

*Pending approval of amendment to 2001 Plan by the Company’s stockholders.

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala.  The Company closed its Commerce, California distribution center on August 31, 2004.  In fiscal year 2007, the Company closed its San Pedro Sula, Honduras location and relocated to a new site which was acquired in fiscal year 2006 in another section of the city.  During fiscal year 2008, the Company recorded an impairment charge of approximately $449,000 of bulk packaging equipment that was unusable. For the first three months of fiscal year 2009, the  Company has recorded a credit for impairment charge of approximately ($5,000) due to the sale of previously impaired bulk equipment.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of November 30, 2008 is as follows (in thousands):

	Liability as of August 31, 2008		Charged to Expense		Cash Paid	Non-cash Amounts	Liability as of November 30, 2008
Lease obligations	$3,677	(1)	$201	(2)	$(26)	$—	$3,852	(3)
Asset impairment	—		(5	) (4)	—	—	—
Other associated costs	—		52		(51)	—	—
Total	$3,677		$248		$(77)	$—	$3,852

(1)	Amount includes $3.5 million of Accrued closure costs and $188,000 of short-term lease obligations (included within Other accrued expenses) on the consolidated balance sheet as of August 31, 2008.
(2)	Amount of additional lease obligations due to increase in rent for closed warehouse club in Guatemala (fiscal year 2009).
(3)	Amount includes $3.7 million of Accrued closure costs and $188,000 of short-term lease obligations (included within Other accrued expenses) on the consolidated balance sheet as of November 30, 2008.
(4)	Credit on sale of previously impaired equipment.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between 2009 and 2031.

As of November 30, 2008, our warehouse clubs occupied a total of appriximately 1,577,755 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

Location (1)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Options to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2025	5 year option/indefinite periods
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	April 30, 2009	1 year
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	31,575	February 28, 2010	18 months

(1)
Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal 2004 and 2003, respectively. The respective land and building are currently subleased to third-parties.

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended November 30,	Open Locations (1)	Closed Location(2)
2009	$6,274	$392
2010	5,895	363
2011	5,423	321
2012	5,477	321
2013	5,565	321
Thereafter	64,306	3,653
Total (3)	$92,940	$5,371

(1)	Operating lease obligations have been reduced by approximately $549,000 to reflect sub-lease income.
(2)
The net present value of the closed Guatemala warehouse club lease obligation (net of expected sublease income) has been recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.”

(3)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $.7 million; however, sublease income for this location is approximately $3.2 million, yielding no net projected obligation.

    The Company also has one equipment lease (IBM). The Company’s annual future minimum lease payments are approximately $107,000; this lease expires on November 30, 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has operating lease agreements for rental of land and/or building space for which the Company is recognizing rental income. The following is a schedule of future minimum rental income on non-cancelable operating leases as of November 30, 2008 (in thousands):

Periods ended November 30,	Amount in thousands
2009	$1,602
2010	1,512
2011	1,122
2012	825
2013	796
Thereafter	7,110
Total	$12,967

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

The Company accrues an amount for its estimate of probable additional income tax liability in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. At November 30, 2008, the Company believes it has accrued for probable and estimable exposures. As of November 30, 2008 and August 31, 2008, the Company had recorded within other accrued expenses a total of $2.4 million and $2.5 million, respectively, for various non-income tax related contingencies.

See Note 15-Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2008 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $4.9 million and $3.5 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 9.4% and 8.8%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expires during the year and is normally renewed. As of November 30, 2008 and August 31, 2008, the Company had approximately $3.3 million and $5.8 million available on these facilities, respectively.  Additionally, the Company has bank credit agreements for up to $18.1 million, which can be used as lines of credit or to issue letters of credit.  As of November 30, 2008, lines and letters of credit totaling approximately $5.0  million were outstanding under these facilities, leaving availability of approximately $13.1 million.

As of November 30, 2008 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $25.0 million and $25.8 million, respectively, outstanding in long-term borrowings. Of this amount, approximately $409,000 relates to a  loan from Prico Enterprises (see Note 15- Unconsolidated Affiliates).  As of November 30, 2008 and August 31, 2008, $8.1 million and $8.5 million, respectively, relate to loans that require the Barbados entity to comply with certain annual financial covenants, which include debt service and leverage ratios. The Company’s long term debt is collateralized by certain land, building, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage during the term of the debt. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $31.0 million and $32.2 million as of November 30, 2008 and August 31, 2008, respectively.

NOTE 12 – INTEREST RATE SWAPS

On November 20, 2008, the Company entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the $9.0 million of term loan debt and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap each month is paid to or received from RBTT.

On February 13, 2008, the Company entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in Barbados dollars. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until May 15, 2013). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million of term loan debt and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap semi-annually is paid to or received from Citibank N.A.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2008 the receive-variable/pay-fixed interest rate swaps are designated as effective hedges. The fair value recorded in accumulated other comprehensive loss was approximately ($578,000), and the net interest settlement payments due to RBTT and Citibank N.A. were $1,000 and $2,000 respectively. The fair value of these interest rate swaps have been measured in accordance with Level 1 observable inputs (quoted prices in active markets) and as of November 30, 2008, are as follows (in thousands):

	Notional Amount	Fair Value
Floating Rate Payer (Swap Counterparty)	as of November 30, 2008	as of November 30, 2008
RBTT	$8,775	$(429)
Citibank N.A.	$4,050	$(149)
Total	$12,825	$(578)

NOTE 13 – ACQUISITION OF BUSINESS

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

In September 2008 (fiscal year 2009), the Company acquired all the common shares of Weinar Resources Inc.  Weinar Resources' only asset (it has no known liabilities) was 13,102 square meters of land located in Panama City, Panama, upon which the Company plans to construct and operate a new PriceSmart warehouse club. Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level. An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010.  The Company acquired Weinar Resources for approximately $2.9 million.  The fair values of the land acquired in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations” utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 2 inputs to determine the pricing of the assets. The Company negotiated and determined the fair value of the land utilizing market conditions and comparable pricing in estimating the fair value. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 14 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc. resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC parties vacating the PriceSmart warehouses by mid-April 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, would require PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC could require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period. Edgar A. Zurcher, who had been a director of the Company since November 2000, is President and a director of PSC, S.A. As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were approximately $17.9 million from available operating funds in fiscal year 2008. Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds was subject to performance by the PSC Parties of certain actions. On August 31, 2008 approximately $250,000 remained held in escrow. As of November 30, 2008, fiscal year 2009, approximately $128,000 remains held in escrow.  Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that totaled approximately $530,000 in fiscal year 2008.  The Company incurred additional non-cash expenses of approximately $56,000 for the write-off of fixed assets and other assets related to the PSC settlement in fiscal year 2008.  Cash expenses incurred for escrow fees related to the settlement for approximately $16,500 were also recorded in fiscal year 2008. No additional cash or non-cash expenditures were incurred during the first three months of fiscal year 2009.

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

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•
For fiscal year 2008, additional reserves of approximately $1.3 million were recorded for costs associated with the settlement incurred in excess of the initial $5.5 million reserve established in fiscal year 2007 relating to both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.  No additional reserves were established for the first three months of fiscal year 2009.

•
For fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of the put arrangement.  No additional costs to record the fair value of the put arrangement were recorded for the first three months of fiscal year 2009.

•
As of August 31, 2008, in accordance with the Company’s accounting policy, the Company recorded the re-classification of approximately $161,000 from additional paid in capital to a liability account, common stock subject to put agreement, for the remaining 6,454 shares remaining to be purchased.  On September 9, 2008, fiscal year 2009, the Company recorded the final settlement of the liability.

•
In the fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the approximately $6.8 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  The Company did not record any tax benefits or liabilities due to the Put Settlement during the first three months of fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 15 – UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliates are accounted for under the Accounting Principles Board Opinion 18, The Equity Method of Accounting for Investments in Common Stock,("APB 18"), and the Financial Accounting Standards Board Interpretaion 46(R), Consolidation of Variable Interest Entities, (as amended), ("FIN 46(R)").  APB 18 establishes that investments in common stock are initially recorded as an investment in the stock of an investee at cost, and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.  FIN 46(R) defines how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity or to reflect its investment in that entities common stock utilizing the Equity Method of Accounting. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

On September 24, 2008 the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU") to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity Golf Park Plaza, S.A.    The Company recorded an initial investment in Golf Park Plaza of approximately $4.6 million.  The Company and FIDAU have each agreed to contribute at least $2.5 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which also might reduce the amount of capital each party is required to contribute. On September 24, 2008, Golf Park Plaza acquired 38,331 square meters of real estate, upon which a retail center will be constructed. It is currently anticipated that the retail center will commence commercial operations in fiscal year 2010.

On September 29, 2008 the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica with the Company and JBE each owning a 50% interest in the joint venture Price Plaza Alajuela, S.A.  ("PPA"). The Company recorded an initial investment in PPA of approximately $2.2 million. The Company and JBE have each agreed to contribute at least $2.0 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which also might reduce the amount of capital each party is required to contribute. On September 29, 2008, PPA acquired 21,576 square meters of real estate, upon which the  retail center will be constructed. It is currently anticipated the  retail center will commence commercial operations in the third quarter of fiscal year 2009.

On September 29, 2008 the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture. The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its minority interest for approximately, $475,000. The Company has recorded the discounted present value of this loan, of approximately $409,000 as part of its investment in the joint venture. The Company has reflected this amount as a long-term debt within its balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  On September 29, 2008, 4,996 square meters of real estate were acquired by this entity.

The Company will account for these investments under the equity method of accounting, in which the Company reflects its proportionate share of the income or loss from the joint venture.

On October 31, 2007 (fiscal year 2008), Grupo Gigante S.A. de C.V. acquired all of PriceSmart, Inc.’s 164,046 shares or 50% interest in PSMT Mexico (a joint venture that had previously operated three PriceSmart warehouse clubs) for $2.0 million, thereby assuming 100% control and ownership of PSMT Mexico.  The Company had previously recorded a $2.6 million impairment charge in fiscal year 2007, related to the write down of the Company’s interest in its Mexico joint venture to its revised net realizable value. In the first quarter of fiscal year 2008, the Company recorded a loss on disposal of $111,000 to write off the equity income of $111,000 recognized for the first two months of the quarter. The income included foreign currency translation gain of $129,000 and a net loss of $18,000.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	As November 30,
	2008	2007
Current assets	$223	$—
Noncurrent assets	14,599	—
Current liabilities	228	—
Noncurrent liabilities	$—	$—

	For the three months ended November 30,
	2008	2007
Net loss(1)	$(10)	$(35)

(1)	The net loss of $10,000 is comprised of miscellaneous immaterial expenses.

NOTE 16 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: From time to time, members of the Company’s management used a private plane owned in part by PFD Ivanhoe, Inc. to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory (Board member and current employee of the Company). If the passengers are solely Company personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). The Company paid approximately $3,000 and $43,000 for the three months ended November 30, 2008 and 2007, respectively, for these services. On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe to purchase their 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year. The Company still maintains an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of the Price Group (including Robert E. Price).

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008 (see Note 14 – PSC Settlement). The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first six months of fiscal year 2008. Mr. Zucher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred no legal expenses with this entity during the first three months of fiscal year 2009 and 2008.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $188,000 in rental income for this space during the first three months of fiscal year 2008. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $46,000 of rental income during the first three months of fiscal year 2008 for space leased to it by the Company.  On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Grupo Gigante, S.A.B. de C.V. (“Gigante”): In January 2002, the Company entered into a joint venture agreement with Gigante to initially open four PriceSmart warehouse clubs in Mexico (“PSMT Mexico, S.A. de C.V.”). Due to the historical operating losses and management's assessment the Company and Gigante decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. ("PSMT Mexico") effective February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005. On October 31, 2007, the Company sold its 50% interest in PSMT Mexico for $2.0 million in cash to Gigante. The sales price reflected the net book value of the Company’s investment in PSMT Mexico as of August 31, 2007.  Gigante owns approximately 1.7 million shares of common stock of the Company as of October 30, 2008. In addition, Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.

Relationships with Price Charities: During the first quarter of fiscal year 2009 and 2008, the Company sold approximately $8,000 and $2,400, respectively of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price.

    The Company believes that each of the related-party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SEGMENT REPORTING

The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company's reportable segments are based on management responsibility. For the first three months of fiscal year 2009 and fiscal year 2008, the United States, Central American and Caribbean Operations operating income do not contain charges related to the settlement litigation and the put agreement pursuant to the PSC Settlement, respectively.  For fiscal year 2008, the United States, Central American and Caribbean Operations operating income includes $120,000, $1.1 million, and $110,000 of charges, respectively, related to the PSC settlement (see Note 14-PSC Settlement).  Information related to our segments for the three months ended November 30, 2008 and 2007, and the fiscal year ended August 31, 2008 is as follows (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Total
Three Months Ended November 30, 2008
Total revenue	$852	$178,866	$125,490	$305,208
Asset impairment and closure (costs) income	—	(269)	21	(248)
Operating income	2,335	6,928	5,647	14,910
Interest income	69	41	16	126
Interest expense	(2)	(237)	(342)	(581)
Income tax expense	(518)	(1,788)	(1,341)	(3,647)
Income from continuing operations	1,885	4,925	3,907	10,717
Discontinued operations Income (Loss), net of tax	(19)	—	—	(19)
Depreciation and amortization	(211)	(1,571)	(1,190)	(2,972)
Goodwill	—	33,388	5,448	38,836
Assets of discontinued operations	1,340	—	—	1,340
Identifiable assets	37,229	279,452	149,979	466,660

Three Months Ended November 30, 2007
Total revenue	$382	$151,642	$98,387	$250,411
Asset impairment and closure costs	—	(51)	32	(19)
Operating income	1,251	6,057	2,909	10,217
Interest income	298	90	22	410
Interest expense	(1)	(10)	(48)	(59)
Income tax (expense) benefit	156	(2,077)	(1,794)	(3,715)
Income from continuing operations	1,695	3,945	1,036	6,676
Discontinued operations Income (Loss), net of tax	18	—	—	18
Depreciation and amortization	(208)	(1,418)	(880)	(2,506)
Goodwill	—	26,274	5,320	31,594
Assets of discontinued operations	1,491	—	—	1,491
Identifiable assets	43,831	241,089	138,829	423,749

Year Ended August 31, 2008
Total revenue	$1,564	$670,822	$447,490	$1,119,876
Asset impairment and closure costs	—	(1,174)	32	(1,142)
Operating income	3,730	28,667	16,029	48,426
Interest income	883	231	79	1,193
Interest expense	—	(755)	(690)	(1,445)
Income tax expense	(470)	(6,293)	(2,361)	(9,124)
Income from continuing operations	4,044	21,468	12,698	38,210
Discontinued operations Income (Loss), net of tax	(104)	—	—	(104)
Depreciation and amortization	(806)	(6,217)	(4,347)	(11,370)
Goodwill	—	33,639	5,609	39,248
Assets of discontinued operations	1,247	—	—	1,247
Identifiable assets	58,008	254,087	137,868	449,963

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SUBSEQUENT EVENTS

On December 19, 2008, PriceSmart acquired 30,959 square meters of real estate in San Fernando, Trinidad, upon which the Company plans to construct and operate a new PriceSmart warehouse club and a commercial retail center. This new warehouse club, which is anticipated to open in the fall of 2009 will increase the total warehouse clubs in operation in Trinidad to four. The cost of the property is approximately $4.5 million.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and inherent risks in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders have control over the Company's voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; and the Company faces compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002; as well as the other risks detailed in the Company's SEC reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2008 filed November 12, 2008 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2008 (fiscal year 2009) and November 30, 2007 (fiscal year 2008), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees as well as a fair return to PriceSmart stockholders. The Company delivers U.S. brand-name and locally sourced products to its small business and consumer members in a warehouse club format that provides high value to its members. By focusing on providing exceptional value on quality merchandise in a low-cost operating environment, the Company seeks to grow sales volume and membership, which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2008 and November 30, 2007 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2008)	Number of Warehouse Clubs in Operation (as of November 30, 2007)	Ownership (as of November 30, 2008)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	2	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	25	24

During fiscal year 2007, the Company purchased land in Guatemala and Trinidad, where it completed construction and opened new warehouse clubs in November and December 2007 (fiscal year 2008), respectively.

 During fiscal year 2008, as part of a litigation settlement, the Company purchased the remaining 49% minority interest of its Nicaragua subsidiary from PSC, S.A.  Also, during the fourth quarter of fiscal year 2008, the Company acquired the remaining 10% minority interest of its Aruba subsidiary from Nithyananda Enterprises, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.

At the end of November 2008, the total number of the Company’s consolidated warehouse clubs in operation was 25 operating in 11 countries and one U.S. territory compared to 24 operating in 11 countries and one U.S. territory at the end of November 2007. The average age of the 25 warehouse clubs in operation as of November 30, 2008 was 89 months, compared to 80 months for the 24 warehouse clubs included in continuing operations as of November 30, 2007.

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

General Economic Factors

•
The economic slowdown in the U.S. may have a negative impact on the economies in PriceSmart’s markets.  Factors such as reduced expatriate remittances, reduced tourism, and decreased foreign investment could negatively impact Central America and the Caribbean.

•
Many PriceSmart markets are susceptible to foreign exchange rate volatility.  Exchange rate changes either increase or decrease the cost of imported products.  Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located.  The Company purchases these goods in dollar-denominated transactions, while approximately 79% of the Company's net warehouse sales are in foreign currencies.  In general, local currencies in PriceSmart markets have gradually declined relative to the dollar.  Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products.  However, appreciation in local currencies makes imported products more affordable.  There is no way to accurately forecast how currencies may trade in the future.  PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

•
Inflation rates over the past 12 months have been high in certain markets, with the highest annual rate in Jamaica at a reported 14% per year.  Inflation has had and may continue to have a positive impact on Company sales, particularly basic food commodities.  However, inflation can reduce consumer purchasing power which would negatively impact sales as well increase the Company’s expenses, particularly wages and utilities.

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

•
In March 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida.  The additional space will permit the Company to more efficiently service the PriceSmart warehouse club locations and to realize efficiencies in distribution operating expenses.  In addition, the Company recently added space to its existing leased frozen and refrigerated distribution center which will meet the Company’s projected capacity needs for the next 18 months, during which time the Company will evaluate the need to relocate to a larger facility.

•
The Company offers a co-branded credit card to PriceSmart members in Central America. The Company anticipates that as more members obtain and use the card, there will be additional savings.  Also, the Company recently entered into an agreement to introduce a co-branded credit card to the PriceSmart locations in the Caribbean to reduce expenses and to provide a benefit to PriceSmart members.  The Company introduced the co-branded program in two markets (Dominican Republic and Trinidad) in the first quarter of fiscal year 2009 and expects to have the program implemented in Jamaica and Barbados during the second fiscal quarter.

•
Based on the success of previously expanding the size of certain PriceSmart buildings, two additional PriceSmart locations will be expanded in Aruba and Nicaragua by an average of 7,500 square feet each in the first part of fiscal year 2009.  These expansions will result in larger sales areas to support additional sales.  Construction is proceeding with expected completion in the second fiscal quarter.

•
The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  In Costa Rica, this will bring the number of warehouse clubs in that country to five. The new Costa Rica warehouse club is expected to be completed during the third quarter of fiscal year 2009. In Panama, the Company will relocate an existing warehouse club to this new site and close down the existing site after relocation has occurred.   This is expected to be completed during fiscal year 2010. In December 2009, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open in the first quarter of fiscal year 2010. In addition, the Company is conducting a due diligence review on a site in the Dominican Republic, as to which the Company has entered into an option to purchase agreement.  Finally, the Company is closely examining Colombia as a potential new market for multiple PriceSmart warehouse clubs.

•
The Company’s policy is to own its real estate wherever possible because of the lower operating expenses associated with ownership and because a successful PriceSmart warehouse club enhances real estate values. Related to the recently acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in the joint ventures that will own and develop additional land adjacent to the warehouse club sites as community shopping centers. With respect to the recent Trinidad site acquisition, the Company is planning to develop approximately 50% of that site for retail shops. The Company will continue to consider the acquisition of additional land adjacent to new PriceSmart locations with or without a joint venture partner.

Key items for the first three months of fiscal year 2009 included:

•
Net warehouse sales increased 21.8% over the prior year, resulting from a 14.3% increase in comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13.5 months) and the opening of two new warehouse clubs, one in November 2007 and one in December 2007.

•
Membership income for the first three months of fiscal year 2009 increased 15.6% to $4.3 million as a result of a 12% increase in membership accounts from November 30, 2007 to November 30, 2008, continued strong renewal rates at 84% and a 3.1% increase in the average membership fee.

•
Gross profits (net warehouse sales less cost of merchandise) increased 20.2% over the prior year due to increased warehouse sales, and gross margin decreased 20 basis points as a percent of net warehouse sales resulting primarily from the effect of foriegn exhange rate movements.

•
Selling, general and administrative expenses as a percentage of net warehouse sales improved 90 basis points, as increased sales offset the cost increases associated with wages, utilities, credit cards, supplies, and expenses related to repairs and maintenance of our warehouse clubs.

•	Operating income for the first three months of fiscal year was $14.9 million, which included approximately $248,000 in asset impairment and closure costs.

•	Net income for the quarter was $10.7 million, or $0.37 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

Net warehouse club sales increased 21.8% to $298.5 million in the first quarter of fiscal 2009 from $245.2 million in the first quarter of fiscal 2008. The Company believes that sales growth reflects the Company’s ongoing efforts in the selection and value of the merchandise carried in the clubs and the value that we bring to our members. Net warehouse sales were strong despite an economic slow-down in most of the Company’s markets. Sales of food and consumable products grew 27%, and non-consumable product sales grew 6% reflecting a shift in buying toward less discretionary purchases. The growth in sales in the quarter was largely driven by increased transactions resulting from both an increase in the number of membership accounts from a year ago and an increase in the frequency of shopping per member account. In the first quarter of fiscal 2009, increased transactions accounted for approximately 80% of the sales growth with the increase in the average transaction value accounting for approximately 20% of the sales growth. The impact of having two new additional clubs in operation for the entire quarter – one, in Guatemala, which opened on November 14, 2007 and the other, in Trinidad, which opened on December 13, 2007 accounted for approximately 670 basis points of the overall sales growth in the period compared to the same period a year ago.

	Warehouse Club Sales for the Three Months Ended November 30,
	2008		2007
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$174,810	58.6%	$148,316	60.5%	$26,494	17.9%
Caribbean	123,708	41.4%	96,873	39.5%	26,835	27.7%
	$298,518	100.0%	$245,189	100.0%	$53,329	21.8%

Comparable warehouse club sales, which are for warehouse clubs open at least 13.5 full months, increased 14.3% for the 13-week period ended November 30, 2008, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 will not be used in the calculation of comparable warehouse club sales until the month of January 2009.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first quarter of fiscal year 2009 increased $7.4 million to $44.1 million, or 14.8% of net warehouse club sales, from $36.7 million, or 15.0% of net warehouse club sales. The increase in warehouse gross profit margin dollars was largely due to higher sales. As a percentage of sales, warehouse net profit margin decreased primarily related to foreign currency exchange effects. In the current quarter, the Company recorded $541,000 (0.18% of sales) in foreign exchange related costs compared to $583,000 (0.24% of sales) in foreign exchange related gains in the first quarter of fiscal year 2008. The countries which accounted for the majority of the year-over-year change were Guatemala and Costa Rica.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.6% to $4.3 million, or 1.4% of net warehouse club sales, in the first quarter of fiscal year 2009 compared to $3.7 million, or 1.5% of net warehouse club sales, in the first quarter of fiscal year 2008. The increase in membership income reflects both a 12% increase in the number of membership accounts, and a 3.1% increase in the average membership fee. The membership renewal rate for the 12-month periods ended November 30, 2008 and 2007 was 84%. Total membership accounts as of the end of November 2008 were approximately 615,000, an increase of approximately 66,000 accounts over the end of November 2007.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income was $1.5 million in the first quarter of fiscal year 2009 compared to $1.1 million in the first quarter of fiscal 2008. The increase in other income in the period was due primarily to the Company recording deferred rental income of $279,000 based on a revised calculation that is not expected to affect future quarters.

Warehouse operating expenses increased 17.5% to $27.3 million, or 9.1% of net warehouse club sales, in the first quarter of fiscal year 2009 from $23.2 million, or 9.5% of net warehouse club sales, in the first quarter of fiscal year 2008. Of the $4.1 million increase in warehouse club operating expenses, the additional two warehouse clubs in operation for the full first quarter of fiscal 2009 was $1.4 million.  Of the remaining $2.7 million, $1.6 million related to increased payroll-related expenses, including stock compensation expense ($158,000), and $792,000 related to increased operating costs for utilities, repair and maintenance, and supplies. Marketing costs decreased $108,000 primarily as a result of the Company's not incurring launch costs associated with its co-branded credit card in th first quarter of fiscal year 2009 after incurring such costs in the first quarter of fiscal year 2008.  The program has been successful with credit card costs reducing 11 basis points as a percentage of warehouse sales in the markets where it is operating. Depreciation expense (for comparable warehouse clubs), increased $167,000 from the first quarter of fiscal 2008 related to on-going capital investments made in the existing warehouse clubs and the acquisition in November 2007 of the Barbados warehouse club which had formerly been leased.

General and administrative expenses increased 3.1% to $7.5 million, or 2.5% of net warehouse club sales, for the first quarter of fiscal year 2009 from $7.3 million, or 3.0% of net warehouse club sales, in the first quarter of fiscal 2008. The Company experienced increased costs related to salaries and related benefits for its corporate and US buying operation, including stock compensation expense totaling $749,000. These costs were offset by a $441,000 reduction in professional fees, primarily related to the then-pending litigation with the Company's former credit card provider and related entities and tax consulting services incurred in the first quarter of fiscal year 2008. Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. There were no pre-opening expenses in the first quarter of fiscal year 2009. Pre-opening expenses in the first quarter of fiscal year 2008 of $772,000 were primarily associated with the new warehouse clubs in Guatemala and Trinidad.

Asset impairment and closure costs for the first quarter of fiscal year 2009 were $248,000 compared to $19,000 in the first quarter of fiscal year 2008.   The Company incurred a charge to recognize an increase in the net present value of future net payment obligations over the remaining lease life for the closed but subleased Guatemala Plaza location as a result of a rent increase to the Company from the landlord.

Operating income for the quarter was $14.9 million, or 4.9% of net warehouse club sales, compared to $10.2 million, or 4.2% of net warehouse club sales, in the first quarter of fiscal year 2008.

 Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $126,000 in the first quarter of fiscal year 2009, compared to $410,000 in the first quarter of fiscal year 2008. The decrease primarily reflects lower interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $581,000 in the first quarter of fiscal year 2009, from $59,000 in the first quarter of fiscal 2008, resulting from an increase in debt held by the Company.  In addition, a substantial portion of the fiscal year 2008 interest was capitalized as it related to the construction of new warehouse clubs.

Tax expense for the first quarter of fiscal year 2009 was $3.6 million on pre-tax income of $14.4 million, as compared to $3.7 million of tax expense on pre-tax income of $10.5 million for the first quarter of fiscal year 2008. The effective tax rate for the first quarter of fiscal year 2009 is 25.3% as compared to 35.0%  for the first quarter of fiscal year 2008. The decrease in the effective tax rates is primarily attributable to the following factors: (i) during the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008, there was a significant increase in non-U.S. pre-tax income, which is taxed at statutory rates that are generally 4% to 9% lower than the U.S. statutory tax rate; and (ii) the Company reversed approximately $1.0 million of previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first quarter of fiscal year 2009 as compared to  an  increase in  the liability recorded for the first quarter of fiscal year 2008 in the amount of $275,000.

For the first three months of fiscal year 2009, the Company reported approximately $5,000 in losses from its unconsolidated affiliates in Costa Rica and Panama. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss. The Company sold its remaining interest in PSMT Mexico in October 2007 for the August 31, 2007 impaired book value of $2.0 million, with no net impact on income (loss) from affiliates for the first quarter of fiscal year 2008.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $66,000 in the first quarter of fiscal year 2009. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $130,000 was allocated to the minority stockholders’ interest.

Income from continuing operations for the first quarter of fiscal year 2009 was $10.7 million compared to $6.7 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In the first quarter of fiscal year fiscal 2009, the Company recognized a loss of $19,000. In the same period in fiscal 2008, the Company recognized income of $18,000.  In both cases these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company’s capital requirements during the first quarter of fiscal year 2009 were for operating working capital needs, particularly those associated with the acquisition of merchandise in advance of the holiday shopping period, and the payment of a cash dividend to stockholders on October 31, 2008. The Company also used capital during the quarter to acquire properties in Panama and Costa Rica for the construction of new PriceSmart warehouse clubs and to enter into joint venture agreements in both locations with entities owned by local business people to jointly own and operate commercial centers adjacent to the new warehouse clubs.

The Company had $24.7 million in consolidated cash and cash equivalents as of November 30, 2008, compared to $19.3 million in consolidated cash and cash equivalents as of November 30, 2007.

Net cash provided by operating activities was approximately $2.2 million in the first quarter of fiscal year 2009, compared to cash provided by operating activities of $276,000 in the first quarter of fiscal 2008. The improvement in operating cash flows in the current period compared to the same period last year was primarily a result of improved net income of approximately $4.0 million. Other adjustments to reconcile net income to net cash provided addional cash of $1.1 million quarter to quarter. The change in operating assets and liabilities increased cash use by $1.3 million over the same period last year.  Cash used during the first quarter of fiscal year 2009 was primarily a result of the increase in merchandise inventory in support of the holiday sales for approximately $8.6 million (inventory net of accounts payable). In the first quarter of fiscal year 2008, $6.7 million was used to increase merchandise inventory in support of the holiday sales.

Net cash used in investing activities was $21.0 million and $17.0 million in the first quarters of fiscal years 2009 and 2008, respectively. Additions to property and equipment of $14.2 million in the current quarter were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million and the acquisition of a small parcel of land adjacent to an existing warehouse club in Costa Rica for approximately $142,000. In addition the Company used $3.4 million for construction in process for the Alajuela, Costa Rica warehouse club, the Company’s expansion of its distribution center in Miami, and the expansion of the warehouse club in Aruba. Other construction projects in various sites added approximately $1.7 million and fixtures and equipment acquisitions added approximately $2.4 million. The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama for approximately $6.9 million.  In the first quarter of fiscal year 2008, additions to property and equipment of $21.6 million included the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $11.8 million, construction costs related to the new warehouse club in Guatemala which opened on November 14, 2007 ($4.7 million), and construction costs related to the new warehouse club in Trinidad which opened on December 13, 2007 ($4.6 million).

Net cash used in financing activities in the first quarter of fiscal year 2009 was $4.7 million, consisting primarily of  $4.7 million used for payment of a cash dividend to stockholders on October 31, 2008. The Company received $1.4 million of net cash from short-term loans and used cash of approximately $1.2 million for the scheduled payments of interest and principal on long-term loans.  In the first quarter of fiscal year 2008, financing activities resulted in net cash provided of $4.9 million, consisting primarily of a $9.0 million long-term loan in Barbados to finance the Barbados warehouse club acquisition, offset by net cash used of $4.7 million for cash dividend payment to stockholders on October 31, 2007.

Financing Activities

On September 29, 2008 the Company as part of its investment in a joint venture with Prico Enterprises S.A. entered into a three year, zero interest loan with Prico Enterprises. The face value of the loan is for approximately $475,000. The Company has recorded the discounted present value of the note, approximately $409,000, as long-term debt. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

On November 20, 2008, the Company entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the $9.0 million of term loan debt and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap each month is paid to or received from RBTT.

 Short-Term Borrowings and Long-Term Debt

As of November 30, 2008, the Company, together with its majority or wholly owned subsidiaries, had $4.9 million outstanding in short-term borrowings. As of August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $3.5 million in short-term borrowings.

In addition, the Company has bank credit agreements that provides for borrowings of up to $18.1 million, which can be used as lines of credit or to issue letters of credit. As of November 30, 2008, lines and letters of credit totaling approximately $5.0 million were outstanding under these facilities, leaving approximately $13.1 million available for borrowing.

As of November 30, 2008 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $25.0 million and $25.8 million, respectively, outstanding in long-term borrowings. Of this amount as of November 30, 2008, approximately $409,000 relates to the loan from Prico Enterprises described above. The decrease during the current period primarily relates to the normally scheduled payments of interest and principal. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $31.0 million and $32.2 million as of November 30, 2008 and August 31, 2008, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Contractual Obligations

As of November 30, 2008, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):
	Payments Due by Period
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt(1)	$24,976	$2,704	$5,836	$5,415	$11,021
Operating leases(2)(3)(4)	93,153	6,380	11,424	11,042	64,307
Additional capital contribution commitments to joint-ventures(5)	4,522	3,507	1,015	—	—
Total	$122,651	$12,591	$18,275	16,457	$75,328

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)	Amounts shown exclude future operating lease payments due for the closed warehouse clubs in Guatemala and Guam. The net liability related to Guatemala is approximately $3.9 million and is recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.” The projected minimum payments excluded for Guam are approximately $2.7 million; however, sublease income for this location is also approximately $3.2 million, yielding no net projected obligation.
(3)	Operating lease obligations have been reduced by approximately $549,000 to reflect the amount net of sublease income.
(4)	Amounts include an equipment lease for IT equipment.
(5)	Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint-ventures discussed above in Current and Future Management Activities.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2008, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2008 of approximately $50.9 million and $8.3 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. However, due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of November 30, 2008, the Company has classified uncertain income tax positions as $4.4 million in long-term income taxes payable and approximately $62,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make cash payment in the following 12 months.  The Company has classified $892,000 as current income taxes payable as of November 30, 2008.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing the bulk packaging. The Company has not recorded any significant impairment charges during the first quarter of fiscal year 2009.

Stock-Based Compensation: The Company applies Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” for all employee stock–based compensation. Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement. The fair value of those instruments will change over time as factors used in estimating their fair value subsequently change, for instance, as share prices fluctuate, risk-free interest rates change, dividend streams are modified or forfeiture rates change.  Changes in the fair value of those instruments are a normal economic process to which any valuable resource is subject and do not indicate that the expectations on which previous fair value measurements were based were incorrect. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future. At the present time, the Company uses the Black-Scholes model. A change in the model used or in the assumptions used in the Black-Scholes model could impact the expenses we record under SFAS 123(R).

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. In first three months of fiscal year 2009, after evaluation of the Guatemala Plaza closed location the Company recorded an additional closure cost of approximately $201,000 for additional lease obligations as a result of a rental increase. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

Recent Accounting Pronouncements – In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations.” The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis after September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements however, the Company does not expect that this issue will result in a change in current practice.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("U.S. GAAP") in the United States. This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company will adopt SFAS 162 within 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company is currently evaluating the impact, if any, the pronouncement will have on its consolidated financial statements; however, the Company does not expect that this Statement will result in a change in current practice.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009. The Company does not expect that this pronouncement will result in a change in current practice.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS ) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company adopted SFAS 159 beginning September 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition and operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2008, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the first three months fiscal year 2009, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

 Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, the Dominican Republic experienced a currency devaluation of approximately 81% between the end of the fiscal year ended August 31, 2002 and the end of the year ended August 31, 2003 and 13% (significantly higher at certain points of the year) between the year ended August 31, 2003 and the year ended August 31, 2004. There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately ($677,000) and $583,000 for the first three months of fiscal year 2009 and 2008, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately ($1.6 million) and ($300,000) for the first three months of fiscal year 2009 and 2008, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of November 30, 2008:

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
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in fiscal year 2010 and the Company will close the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open in the third quarter of fiscal year 2009 (Alajuela).

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  Because we do not control or mange those entities, our control procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

As required by SEC Rules 13a-15(e) or 15d-15(e), we carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2008 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal year 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated November 13, 2008.

10.2*	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated October 1, 2008.

10.3*	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt dated November 13, 2008.

10.4*	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated November 13, 2008.

10.5*	Twelfth Amendment to Employment Agreement between the Company and A. Edward Oats dated November 13, 2008.

10.6*	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman dated November 13, 2008.

10.7*	Fourteenth Amendment to Employment Agreement between the Company and Thomas D. Martin dated November 13, 2008.

10.8*	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans dated October 1, 2008.

10.9*	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans dated November 13, 2008.

10.10	Letter Agreement dated November 20, 2008 between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited.

10.11(4)	Shareholders’ Agreement dated September 29, 2008 between Pricsmarlandco, S.A. and JB Enterprises Inc.

10.12(4)	Shareholder Agreement dated September 24, 2008 between Fundacion Tempus Fugit and PriceSmart Panama, S.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Exhibits 10.11 and 10.12 will be filed by amendment to this Form 10-Q within five calendar days of this filing in accordance with Rule 12b-25.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: January 9, 2009	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Date: January 9, 2009	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)