Form 10-Q/A
period 2008-11-30
PRICESMART INC
filed 2009-01-14
CIK 1041803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The registrant had 29,596,203 shares of its common stock, par value $.0001 per share, outstanding at January 2, 2009.

EXPLANATORY NOTE:

This amendment to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November, 30, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on January 9, 2009 (the “Original Filing”), is being filed solely to file Exhibits 10.11 (Shareholders’ Agreement dated September 29, 2008 between Pricsmarlandco, S.A. and JB Enterprises Inc.) and 10.12 (Shareholder Agreement dated September 24, 2008 between Fundacion Tempus Fugit and PriceSmart Panama, S.A.).

This amendment does not reflect events occurring after the filing of the Original Filing, and is not intended to modify or update the disclosure therein or the exhibits filed therewith in any way, except as specifically noted above.

PRICESMART, INC.

FORM 10-Q/A

THREE MONTHS ENDED NOVEMBER 30, 2008

INDEX

Page

ITEM 6. EXHIBITS	1
SIGNATURES	2

ITEM	6. EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1(4)*	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated November 13, 2008.

10.2(4)*	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated October 1, 2008.

10.3(4)*	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt dated November 13, 2008.

10.4(4)*	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated November 13, 2008.

10.5(4)*	Twelfth Amendment to Employment Agreement between the Company and A. Edward Oats dated November 13, 2008.

10.6(4)*	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman dated November 13, 2008.

10.7(4)*	Fourteenth Amendment to Employment Agreement between the Company and Thomas D. Martin dated November 13, 2008.

10.8(4)*	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans dated October 1, 2008.

10.9(4)*	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans dated November 13, 2008.

10.10(4)	Letter Agreement dated November 20, 2008 between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited.

10.11(5)	Shareholders’ Agreement dated September 29, 2008 between Pricsmarlandco, S.A. and JB Enterprises Inc.

10.12(5)	Shareholder Agreement dated September 24, 2008 between Fundacion Tempus Fugit and PriceSmart Panama, S.A.

31.1(5)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(5)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(5)**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(5)**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

**	These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(4)	Filed with the Original Filing on January 9, 2009.

(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRICESMART, INC.

Date: January 14, 2009	By:	/s/ ROBERT E. PRICE
Robert E. Price Chairman of the Board and Chief Executive Officer

Date: January 14, 2009	By:	/s/ JOHN M. HEFFNER
John M. Heffner Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

5