Form 10-Q
period 2009-02-28
PRICESMART INC
filed 2009-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The registrant had 29,580,825 shares of its common stock, par value $0.0001 per share, outstanding at March 27, 2009.

PRICESMART, INC.

INDEX TO FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2009, the consolidated balance sheet as of August 31, 2008, the unaudited consolidated statements of income for the six months ended February 28, 2009 and February 29, 2008, the unaudited consolidated statements of stockholders equity for the six months ended February 28, 2009 and February 29, 2008, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2009 and February 29, 2008, are included elsewhere herein. Also included herein are the unaudited notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2009	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$29,888	$48,121
Short-term restricted cash	9,500	536
Receivables, net of allowance for doubtful accounts of $6 and $11 in February 2009 and August 2008, respectively	3,765	2,455
Merchandise inventories	120,753	113,894
Deferred tax asset – current	2,083	2,179
Prepaid expenses and other current assets	18,931	16,669
Notes receivable – short term	2,006	2,104
Assets of discontinued operations	882	1,247
Total current assets	187,808	187,205
Long-term restricted cash	583	673
Property and equipment, net	217,934	199,576
Goodwill	37,902	39,248
Deferred tax assets – long term	19,984	21,198
Other assets	3,805	3,512
Investment in unconsolidated affiliates	7,610	—
Total Assets	$475,626	$451,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	3,659	3,473
Accounts payable	102,430	96,120
Accrued salaries and benefits	7,466	8,271
Deferred membership income	8,707	7,764
Income taxes payable	6,055	3,695
Common stock subject to put agreement	—	161
Other accrued expenses	13,626	11,877
Dividend payable	7,392	4,744
Long-term debt, current portion	3,616	2,737
Liabilities of discontinued operations	249	277
Deferred tax liability – current	114	486
Total current liabilities	153,314	139,605
Deferred tax liability – long term	1,339	2,339
Long-term portion of deferred rent	2,695	2,412
Accrued closure costs	3,611	3,489
Long-term income taxes payable, net of current portion	3,471	5,553
Long-term debt, net of current portion	30,101	23,028
Total liabilities	194,531	176,426
Minority interest	636	480
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,244,086 and 30,195,788 shares issued, respectively, and 29,591,125 and 29,615,226 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	375,120	373,192
Tax benefit from stock-based compensation	4,420	4,563
Accumulated other comprehensive loss	(16,096)	(12,897)
Accumulated deficit	(68,907)	(77,510)
Less: treasury stock at cost; 652,961 shares as of February 28, 2009 and 580,562 shares as of August 31, 2008	(14,081)	(12,845)
Total stockholders’ equity	280,459	274,506
Total Liabilities and Stockholders’ Equity	$475,626	$451,412

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenues:
Sales:
Net warehouse club	$328,240	$288,216	$626,758	$533,405
Export	905	340	1,742	707
Membership income	4,425	3,975	8,749	7,717
Other income	1,223	1,313	2,753	2,426
Total revenues	334,793	293,844	640,002	544,255
Operating expenses:
Cost of goods sold:
Net warehouse club	279,993	245,333	534,419	453,844
Export	861	320	1,661	669
Selling, general and administrative:
Warehouse club operations	28,544	26,024	55,829	49,251
General and administrative	7,812	7,870	15,352	15,186
Preopening expenses	99	215	99	987
Asset impairment and closure costs	16	14	264	33
Provision for settlement of litigation, including changes in fair market value of put agreement	—	3,386	—	3,386
Total operating expenses	317,325	283,162	607,624	523,356
Operating income	17,468	10,682	32,378	20,899
Other income (expense):
Interest income	115	364	241	774
Interest expense	(609)	(470)	(1,190)	(529)
Other income (expense), net	(42)	(37)	(62)	(84)
Total other income (expense)	(536)	(143)	(1,011)	161
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliate and minority interest	16,932	10,539	31,367	21,060
Provision for income taxes	(4,090)	(890)	(7,737)	(4,605)
Loss of unconsolidated affiliate	(7)	—	(12)	—
Minority interest	(85)	(160)	(150)	(290)
Income from continuing operations	12,750	9,489	23,468	16,165
Income (loss) from discontinued operations, net of tax	(63)	27	(81)	45
Net income	$12,687	$9,516	$23,387	$16,210
Basic income per share:
Continuing operations	$0.44	$0.33	$0.81	$0.56
Discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.44	$0.33	$0.81	$0.56
Diluted income per share:
Continuing operations	$0.43	$0.33	$0.80	$0.56
Discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.43	$0.33	$0.80	$0.56
Shares used in per share computations:
Basic	28,916	28,848	28,888	28,815
Diluted	29,179	29,233	29,145	29,207
Dividends per share	$0.50	$0.32	$0.50	$0.32

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit From Stock-	Accum-ulated Other				Total
			Additional	based	Compre-	Accum-			Stock-
	Common Stock		Paid-In	Compen-	hesive	ulated	Treasury Stock		holder’s
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity
Balance at August 31, 2007	29,815	$ 3	$ 369,848	$ 3,970	$ (12,343)	$ (106,087)	476	$ (10,075)	$ 245,316
Purchase of treasury stock	—	—	—	—	—	—	43	(1,342)	(1,342)
Issuance of restricted stock awards	349	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(7)	—	—	—	—	—	—	—	—
Exercise of stock options	53	—	801	—	—	—	—	—	801
Tax benefit from exercise of stock options	—	—	—	860	—	—	—	—	860
Stock-based compensation	—	—	962	—	—	—	—	—	962
Common stock subject to put agreement	—	—	(16,988)	—	—	—	—	—	(16,988)
Dividend payable to stockholders	—	—	—	—	—	(9,391)	—	—	(9,391)
Mark-to-market of interest rate swap	—	—	—	—	(63)	—	—	—	(63)
Net income	—	—	—	—	—	16,210	—	—	16,210
Translation adjustment	—	—	—	—	(356)	—	—	—	(356)
Comprehensive income	—	—	—	—	—	—	—	—	15,791
Balance at February 29, 2008	30,210	$ 3	$ 354,623	$ 4,830	$ (12,762)	$ (99,268)	519	$ (11,417)	236,009

Balance at August 31, 2008	30,196	$ 3	$ 373,192	$ 4,563	$ (12,897)	$ (77,510)	580	$ (12,845)	$ 274,506
Purchase of treasury stock	—	—	—	—	—	—	66	(1,075)	(1,075)
Issuance of restricted stock awards	54	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(17)	—	—	—	—	—	—	—	—
Exercise of stock options	11	—	75	—	—	—	—	—	75
Stock-based compensation	—	—	1,692	(143)	—	—	—	—	1,549
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)
Dividend payable to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)
Dividend paid to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)
Change in fair value of interest rate swaps	—	—	—	—	(554)	—	—	—	(554)
Net income	—	—	—	—	—	23,387	—	—	23,387
Translation adjustment	—	—	—	—	(2,645)	—	—	—	(2,645)
Comprehensive income									20,188
Balance at February 28, 2009	30,244	$ 3	$ 375,120	$ 4,420	$ (16,096)	$ (68,907)	653	$ (14,081)	$ 280,459

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2009	February 29, 2008
Operating Activities:
Income from continuing operations	$23,468	$16,165
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,459	5,377
Allowance for doubtful accounts	(5)	8
Asset impairment and closure costs	125	—
Loss (Gain) on sale of property and equipment	42	(76)
Deposit to escrow account due to settlement of litigation	—	(6,150)
Provision for settlement of litigation	—	3,386
Deferred income taxes	80	(471)
Minority interest	150	290
Equity in earnings of unconsolidated affiliates	12	—
Tax benefit from exercise of stock options	(143)	—
Stock-based compensation	1,692	962
Change in operating assets and liabilities:
Change in accounts receivable, prepaid expenses, other current assets, accrued salaries and benefits, deferred membership and other accruals	(1,787)	(2,799)
Merchandise inventories	(6,859)	(13,322)
Accounts payable	6,311	12,122
Net cash provided by continuing operating activities	29,545	15,492
Net cash provided by (used in) discontinued operating activities	255	(81)
Net cash provided by operating activities	29,800	15,411
Investing Activities:
Additions to property and equipment	(23,585)	(16,355)
Deposits to escrow account for land acquisitions (including settlement of litigation)	—	(647)
Proceeds from disposal of property and equipment	31	2,839
Proceeds from sale of unconsolidated affiliate	—	2,000
Acquisition of business, net of cash acquired	(2,856)	(11,913)
Purchase of investment in Nicaragua minority interest	—	(10,200)
Purchase of investment in Costa Rica minority interest	(2,635)	—
Capital contribution to Costa Rica minority interest	(372)	—
Purchase of investment in Panama minority interest	(4,616)	—
Net cash used in continuing investing activities	(34,033)	(34,276)
Net cash used in discontinued investing activities	—	(66)
Net cash flows used in investing activities	(34,033)	(34,342)
Financing Activities:
Proceeds from bank borrowings	22,001	9,580
Repayment of bank borrowings	(13,864)	(996)
Cash dividend payments	(12,136)	(4,678)
(Additions to) release of restricted cash	(9,500)	8,037
Tax benefit from exercise of stock options	(143)	860
Purchase of treasury stock for PSC settlement	(161)	(1,342)
Proceeds from exercise of stock options	75	801
Purchase of treasury shares	(1,075)	—
Net cash provided by (used in) financing activities	(14,803)	12,262
Effect of exchange rate changes on cash and cash equivalents	803	516
Net decrease in cash and cash equivalents	(18,233)	(6,153)
Cash and cash equivalents at beginning of period	48,121	32,065
Cash and cash equivalents at end of period	$29,888	$25,912

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2009	February 29, 2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$384	$320
Income taxes	$7,387	$6,969
Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$7,392	$9,391

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2009

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2009, the Company had 25 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (four each in Panama and Costa Rica, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies). There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of February 28, 2009. The Company principally operates in three segments based on geographic area.

Basis of Presentation - The consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2008. The consolidated interim financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries (“PSMT” or the “Company”). All material intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

      In connection with the Company’s accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", ("SFAS 109"), the Company made certain reclassifications between deferred tax assets and deferred tax liabilities and separately stated current deferred tax assets and liabilities on the consolidated balance sheet as of August 31, 2008. These reclassifications resulted in a $730,000 decrease to deferred tax assets long-term, a $963,000 increase to deferred tax liabilities long-term, and a $1.5 million increase to total assets and total liabilities.  The purpose of these balance sheet reclassifications is to allow comparability of our consolidated balance sheets for the periods being presented as a result of a review of the current portion of deferred tax.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of February 28, 2009:

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated (1)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart, Trinidad	Trinidad	95.0%	Consolidated
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity (2)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity (2)
Newco 2	Costa Rica	50.0%	Equity (2)

(1)	Entity is treated as discontinued operations in the consolidated financial statements.
(2)	Purchase of Joint Venture Interest during the first quarter of fiscal year 2009.

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), as defined in Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hiearchy of Generally Accepted Accounting Principles" ("SFAS 162"), U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash of approximately $9.5 million consists of proceeds from a bank borrowing in Trinidad, the funding of which was made on February 27, 2009 with the formal release of the funds occurring on March 10, 2009.  Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica, Honduras and Panama for approximately $583,000.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised and an economic penalty would be suffered if the election was not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see Revenue Recognition Policy for lessor accounting) provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options where the exercise of the option is reasonably assured and an economic penalty would be suffered if the election was not exercised in some locations. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays.” In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as amended by Financial Accounting Standards Staff Position (FSP) No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and  FSP 157-2, "Effective Date of FASB Statement No. 157" and FSP 157-3, "Determining the Fair Value of Financial Assets when the Market for That Asset Is Not Active" (together referred to as SFAS 157), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The Company measures fair value for interest rate swaps and for put contracts. While the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities exist at the balance sheet date. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s balance sheet include items such as goodwill and long lived assets that are measured at fair value after taking into account impairment charges, if any are deemed necessary.  The Company measures fair value of assets when triggering events occur in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, "Goodwill and Other Intangible Assets",  for business units and for goodwill impairment.

SFAS 157 defines the fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The standard describes three levels of inputs:

Level 1: Quoted market prices in active markets for identical assets or liabilities, primarily consisting of financial instruments, such as money market mutual funds, whose value is based on quoted market prices.  The Company did not revalue any assets or liabilities utilizing level one inputs at the balance sheet date.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data, normally including assets and liabilities with observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities at the balance sheet date primarily include cash flow hedges (interest rate swaps), and pricing of assets in connection with the acquisition of a business.  Valuation methodologies are based on “consensus pricing” using market prices from a variety of industry-standard data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data for which the Company typically receives independent external valuation information.

Level 3: Unobservable inputs that are not corroborated by market data. This is normally composed of assets or liabilities where their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation.  The Company did not revalue any assets or liabilities utilizing level three inputs at the balance sheet date.

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote on an annual basis in accordance with SFAS 157.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill – Goodwill, resulting from certain business combinations totaled $37.9 million at February 28, 2009 and $39.2 million at August 31, 2008. The decrease in goodwill was due to the foreign exchange translation losses. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheet in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 12—Interest Rate Swaps).

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

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization cost and rent) as incurred.

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activity;” lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. The closure costs recorded in fiscal year 2009 relate to these warehouse clubs, as the Company has subleased the property and building for the closed Guatemala warehouse club and continues to record expenses related to the location. During fiscal year 2007, the Company’s original San Pedro Sula, Honduras, location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statements of income, for the first six months of the fiscal years 2009 and 2008 were approximately ($1.4) million and $809,000, respectively.

Stock-Based Compensation – As of February 28, 2009, the Company had four stock-based employee compensation plans which it accounts for applying Statement of Financial Accounting Standard No. 123(R) ("SFAS 123(R)"), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

The Company recognizes the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassifies those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest) as required by Emerging Issues Task Force (“EITF”) EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.”

Generally Accepted Accounting Principles Hierarchy – The Company identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements by applying Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162").  Hierarchal categories include category “A”- FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants ("AICPA") Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of  the FASB; category “B”- FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; category “C”- AICPA Accounting Standards, Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force ("EITF"), and the Topics discussed in Appendix D  of EITF Abstracts ("EITF D-Topics"), category “D”- Implementation Guides ("Q&As") published by the FASB staff, AICPA  Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of February 28, 2009 and August 31, 2008, the Company had $14.7 million and $15.2 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.5 million and $4.9 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. The Company has classified $918,000 as current income taxes payable as of February 28, 2009.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the quarter ended February 28, 2009, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $967,000. The lapse of statutes of limitations in the twelve-month period ending February 28, 2010 would result in a reduction to long-term income taxes payable totaling $1.2 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the balance sheet. As of February 28, 2009 and August 31, 2008 the Company had accrued $1.9 million and $3.4 million, respectively, for the payment of interest and penalties.

 The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.  In February 2009, the Company received the final resolution of a pending appeal in the Dominican Republic.  As a result of this resolution, the Company will pay taxes, interest, and penalty of approximately $700,000.  The full amount of this cash payment was accrued to current income taxes payable as of February 28, 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As the result of net operating loss carry forwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2003. A lapse in these statutes will result in a beneficial impact on the effective tax rate.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements – In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations.” The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis beginning on September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.  However, the Company does not expect that this issue will result in a change in current practice.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The SEC approved the amendments in September 2008, establishing the effective date of this Statement as November 2008.  The adoption of  SFAS 162 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 beginning December 1, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company adopted SFAS 159 beginning September 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition and results of operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated interim financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations. As a result of the closure of the Guam operations in December 2003 until May 2005, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statement of income. Since the sale of the Philippine operations in August 2005, the results of the Philippine and Guam activities have been consolidated in the discontinued operation line of the consolidated statement of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in September 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	February 28, 2009	August 31, 2008
Cash and cash equivalents	$36	$284
Accounts receivable, net	116	116
Prepaid expenses and other current assets	2	7
Other assets, non-current	728	840
Assets of discontinued operations	$882	$1,247
Other accrued expenses	$249	$277
Liabilities of discontinued operations	$249	$277

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

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(63)	27	(81)	45
Income tax (provision) benefit	—	—	—	—
Income (loss) from discontinued operations	$(63)	$27	$(81)	$45

The pre-tax (loss) and pre-tax income from discontinued operations for the six months ended February 28, 2009 and February 29, 2008 of approximately ($81,000) and $45,000, respectively, is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2009	August 31, 2008
Land	$74,474	$63,582
Building and improvements	130,133	130,237
Fixtures and equipment	78,392	75,137
Construction in progress	11,258	2,466
Total property and equipment, historical cost	294,257	271,422
Less: accumulated depreciation	(76,323)	(71,846)
Property and equipment, net	$217,934	$199,576

Building and improvements include net capitalized interest of $1.3 million as of both February 28, 2009 and August 31, 2008.  For the six-month period ended February 28, 2009, the Company recorded approximately $3.4 million in translation adjustments that reduced the carrying value of the total property and equipment.

On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart Warehouse Club (see Note 13-Acquisition of Business).  Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level.  The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open in the first quarter of fiscal year 2010. Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company is constructing a new PriceSmart warehouse club, which will be its fifth in Costa Rica. It is currently anticipated that the new PriceSmart warehouse club will open in April of fiscal year 2009. These acquisitions contributed the following property (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

The Company continued with the expansion of existing warehouse clubs, warehouse distribution center expansion and the development of the land sites acquired for the opening of warehouse club sites in Panama and Costa Rica.  Construction in process and fixtures and equipment increased during the first six months of fiscal year 2009 due to these activities.  The Company used $5.8 million for construction in process and acquisition of fixtures and equipment for the Alajuela, Costa Rica warehouse club, $904,000 for construction in process and acquisition of fixtures and equipment for the Panama warehouse club and $732,000 for construction in process for the San Fernando, Trinidad warehouse club.  The Company utilized approximately $3.1 million for expansion of its distribution center in Miami, the expansion of the Nicaragua warehouse club and the expansion of the warehouse club in Aruba. The Company utilized approximately $1.3 million for acquisition of fixtures and equipment in Trinidad and $3.3 million for the acquisition of fixtures and equipment and leasehold improvements in its other warehouse club locations.

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

Depreciation expense for the first six months of fiscal years 2009 and 2008 was approximately $6.5 million and, $5.4 million, respectively.

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

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net income	$12,687	$9,516	$23,387	$16,210
Determination of shares:
Average common shares outstanding	28,916	28,848	28,888	28,815
Assumed conversion of:
Stock options	108	140	106	142
Restricted stock grant (1)	155	245	151	250
Diluted average common shares outstanding	29,179	29,233	29,145	29,207

Basic income per share	$0.44	$0.33	$0.81	$0.56
Diluted income per share	$0.43	$0.33	$0.80	$0.56

(1)
Restricted stock was issued to certain employees in the three and six month periods ended February 28, 2009 and February 29, 2008, respectively. The dilutive effect of the restricted stock issued is 1,052 shares and 190 shares for the three and six month periods ended February 28, 2009, respectively. The dilutive effect of the restricted stock issued is 3,192 and 878 for the three and six month periods ended February 29, 2008, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

On January 29, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 27, 2009 to stockholders of record as of the close of business on February 13, 2009 and $0.25 per share is payable on August 31, 2009 to stockholders of record as of the close of business on August 14, 2009.

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

 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on interest rate swaps.  The unfavorable translation adjustments during the six months ended February 28, 2009 and February 29, 2008 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of February 28, 2009 and August 31, 2008, included in retained earnings of certain subsidiaries are legal reserves of approximately $1.8 million and $1.0 million, respectively, which cannot be distributed as dividends by the Company's subsidiaries to the Company according to statutory regulations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

On January 28, 2009, the stockholders of the Company approved an amendment to the 2001 equity participation plan expanding the eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors and authorizing an increase to the number of shares of common stock reserved for issuance from 350,000 to 400,000. An amendment to the 2002 equity participation plan was also approved to increase the number of shares of common stock reserved for issuance from 750,000 to 1,250,000.

The following table summarizes the components of the stock-based compensation expense for the three and six months ended February 28, 2009 and February 29, 2008 (in thousands), which are included in general and administrative expenses and warehouse expenses in the consolidated statement of income:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Vesting of options granted to employees and directors	$13	$37	$40	$67
Vesting of restricted stock grants	906	347	1,652	895
Stock-based compensation expense	$919	$384	$1,692	$962

The following table summarizes stock options outstanding as of February 28, 2009, as well as the activity during the six months then ended:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2008	280,130	$9.23
Granted	5,000	16.34
Exercised	(11,200)	6.71
Forfeited or expired	(13,485)	15.08
Shares subject to outstanding options at February 28, 2009	260,445	$9.17

As of February 28, 2009, options to purchase 242,245 shares were exercisable and there were 946,319 shares of the Company's common stock reserved for future issuance, of which 665,874 shares are available for future grants. The following table summarizes information about stock options outstanding and options exercisable as of February 28, 2009:

Range of Exercise Prices	Outstanding as of February 28, 2009	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable as of February 28, 2009	Weighted-Average Exercise Price as of February 28, 2009
$6.13 – $8.90	219,445	1.06	$6.29	217,445	$6.28
8.91 – 17.87	13,000	4.61	16.15	3,200	16.04
17.88 – 20.00	6,000	0.22	20.00	6,000	20.00
20.01 – 39.00	22,000	2.83	30.77	15,600	33.70
$6.13 – $39.00	260,445	1.36	$9.17	242,245	$8.51

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at February 28, 2009 was $2.2 million and 1.1 years, respectively.   The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at February 28, 2009 was $2.3 million and 1.4 years, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2009 and 2008:

	Six Months Ended
	February 28, 2009	February 29, 2008
Risk free interest rate	2.02%	3.25%
Expected life	5 years	5 years
Expected volatility	53.55%	47.83%
Expected divided yield	1.8%	1.2%

Cash proceeds from stock options exercised, tax benefits related to stock options exercised and the intrinsic value related to total stock options exercised during the six months ended February 28, 2009 and February 29, 2008 are summarized in the following table (in thousands):

	Six Months Ended
	February 28, 2009	February 29, 2008
Proceeds from stock options exercised	$75	$801
Tax benefit related to stock options exercised	143	64
Intrinsic value of stock options exercised	$124	$717

In fiscal year 2006, the Company began granting restricted stock. The restricted stock grants vest over a five-year period, with the unvested portion being forfeited if the employee leaves the Company before the vesting period is completed. Restricted stock grant activity for the six months ending February 28, 2009 and February 29, 2008 was as follows:

	Six Months Ended
	February 28, 2009	February 29, 2008
Grants outstanding at August 31, 2008 and August 31, 2007, respectively	748,860	566,250
Granted	53,855	349,850
Cancelled	(16,757)	(7,415)
Vested	(187,374)	(124,600)
Grants outstanding at February 28, 2009 and February 29, 2008, respectively	598,584	784,085

The remaining unrecognized compensation cost related to unvested options and restricted stock grants at February 28, 2009 and February 29, 2008 was approximately $9.0 million and $12.1 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.5 years and 3.5 years, respectively.

On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, subject to approval of the amendment by the Company’s stockholders at the next annual meeting of stockholders. The Board also awarded restricted stock units to the independent directors which vest at the rate of 20% per year commencing on March 29, 2008, subject to stockholder approval of the amendment. On January 28, 2009, the stockholders approved an amendment to the 2001 equity participation plan expanding eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total restricted stock units activity, relating to the 2001 Plan for the six months ended February 28, 2009 and February 29, 2008 was as follows:

	Six Months Ended
	February 28, 2009	February 29, 2008
Grants outstanding at August 31, 2008 and August 31, 2007, respectively	20,000	—
Granted	—	—
Grants outstanding at February 28, 2009 and February 29, 2009, respectively	20,000	—

In fiscal year to date 2009 and 2008, the Company repurchased 65,945 and 42,720 shares respectively of common stock from employees for approximately $1.1 million and $1.3 million, respectively, based on the stock price at that date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants and exercise of stock options.

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala.  The Company closed its Commerce, California distribution center on August 31, 2004.  In fiscal year 2007, the Company closed its San Pedro Sula, Honduras location which was subsequently sold and relocated to a new site which was acquired in fiscal year 2006 in another section of the city.  During fiscal year 2008, the Company recorded an impairment charge of approximately $449,000 of bulk packaging equipment that was unusable. For the first six months of fiscal year 2009, the Company has recorded a credit for impairment charge of approximately ($5,000) due to the sale of previously impaired bulk equipment.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of February 28, 2009 is as follows (in thousands):

	Liability as of August 31, 2008		Charged to Expense		Cash (Paid)/ Received	Non-cash Amounts	Liability as of February 28, 2009
Lease obligations	$3,677	(1)	$201	(2)	$(76)	$—	$3,802	(3)
Asset impairment	—		(5)	(4)	5	—	—
Other associated costs	—		68		(68)	—	—
Total	$3,677		$264		$(139)	$—	$3,802

(1)	Amount includes $3.5 million of accrued closure costs and $188,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of August 31, 2008.
(2)	Amount of additional lease obligations due to increase in rent for closed warehouse club in Guatemala (fiscal year 2009).
(3)	Amount includes $3.6 million of accrued closure costs and $191,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of February 28, 2009.
(4)	Gain on sale of previously impaired equipment.

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2009 and 2031.

As of February 28, 2009, our warehouse club buildings occupied a total of approximately 1,577,755 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

Location (1)	Facility Type	Date Opened	Approxi-mate Square Footage	Current Lease Expiration Date	Remaining Option(s) to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2009	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	31,575	February 28, 2010	none

(1)
Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal years 2004 and 2003, respectively. The respective land and building are currently subleased to third-parties.

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended February 28,	Open Locations (1)	Closed Location (2)
2010	$6,239	$392
2011	5,771	345
2012	5,322	321
2013	5,517	321
2014	5,578	321
Thereafter	57,283	3,573
Total (3)	$85,710	$5,273

(1)	Operating lease obligations have been reduced by approximately $543,000 to reflect sub-lease income.
(2)
The net present value of the closed Guatemala warehouse club lease obligation (net of expected sublease income) has been recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.”

(3)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $2.7 million; sublease income for this location is approximately $2.9 million, yielding no net projected obligation.

The Company also has an equipment lease (IBM). The Company’s annual future minimum lease payments are approximately $107,000; this lease expires on November 30, 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has operating lease agreements for rental of land and/or building space for properties it owns which the Company is recognizing rental income. The following is a schedule of future minimum rental income on non-cancelable operating leases as of February 28, 2009 (in thousands):

Periods ended February 28,	Amount in thousands
2010	$1,667
2011	1,440
2012	1,015
2013	813
2014	786
Thereafter	6,916
Total	$12,637

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

In evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes, the Company accrues charges for probable and estimable exposures. At February 28, 2009, the Company believes it has accrued for probable and estimable exposures. As of February 28, 2009, and August 31, 2008, the Company had recorded within other accrued expenses a total of $2.1 million and $2.5 million, respectively, for various non-income tax related contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of probable additional income tax liability in accordance with the provisions of FIN 48 and in evaluating the exposure associated with various tax filing positions, exclusive of accounting for income taxes.  Due to these limitations future actual losses my exceed projected losses, which could materially adversely affect the Company's operating results or financial condition.

See Note 15-Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

 NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 28, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $3.7 million and $3.5 million, respectively, outstanding in short-term borrowings, at a weighted-average interest rates of 10.3% and 8.8%, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage. Each of the facilities expire during the year and are normally renewed. As of February 28, 2009 and August 31, 2008, the Company had approximately $6.3 million and $5.8 million available on these facilities, respectively.  Additionally, the Company has bank credit agreements for up to $10.0 million, which can be used as lines of credit or to issue letters of credit.  As of February 28, 2009, lines and letters of credit totaling approximately $40,000 were outstanding under these facilities, leaving availability of approximately $10.0 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    As of February 28, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $33.7 million and $25.8 million, respectively, outstanding in long-term borrowings.  Of this amount, approximately $415,000 relates to a loan from Prico Enterprises (see Note 15-Unconsolidated Affiliates). As of February 28, 2009 and August 31, 2008, $8.1 million and $8.5 million, respectively, relate to loans that require the Barbados entity to comply with certain annual financial covenants, which include debt service and leverage ratios. During the current quarter, the Company detected that it was not in compliance with the exact covenants described in the underlying contracts. However, the bank has provided a written commitment to work with the Company during the third quarter to modify the contractual language to better reflect the original intent of this covenant. In the meantime, the Company has obtained a written waiver from the bank with respect to said non-compliance. The Company's long term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage during the term of the debt.  The carrying amount of the non-cash assets assigned as collateral for long-term debt was $46.2 million and $32.2 million as of February 28, 2009 and August 31, 2008, respectively.

NOTE 12 – INTEREST RATE SWAPS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the Company using derivative instruments is interest rate risk.  To manage interest rate exposure, the Company entered into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the changes (variability) of cash flows in the LIBOR interest payments associated with variable-rate loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

 For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For the six months ended February 28, 2009 and February 29, 2008, the Company included the gain or loss on the hedged items (that is, fixed-rate borrowings) in the same line item—interest expense—as the offsetting loss or gain on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Swaps	Interest expense on Borrowings
Interest expense for the six months ended February 28, 2009	$351	$295
Interest expense for the six months ended February 29, 2008	$69	$83

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

	Notional Amount	Notional Amount
Floating Rate Payer (Swap Counterparty)	as of February 28, 2009	as of August 31, 2008
RBTT	$8,550	$-
Citibank N.A.	$4,050	$4,275
Total	$12,600	$4,275

In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements" (“SFAS 157”), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period as further described within Note 2.  The following tables summarize the effect of the fair valuation of derivative instruments (in thousands):

	Liability Derivatives
	February 28, 2009		August 31, 2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$562	Other Accrued Expenses	$8
Total derivatives designated as hedging instruments under Statement 133 (2)		$562		$8

(1)	The effective portion of the interest rate swaps was recorded as a debit to accumulated other comprehensive loss for $562,000 as of February 28, 2009.
(2)	There were no derivatives not designated as hedging instruments under Statement 133.

    The effect of derivative instruments on the consolidated income statement for the three and six months ended February 28, 2009 and February 29, 2008 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) recognized in Income on Derivative	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Interest rate swaps	Interest income/(expense)	$(33)	$12	$(56)	$14
Total		$(33)	$12	$(56)	$14

    For the respective periods there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statement of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges in accordance with Statement 133.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2008 (fiscal year 2009), the Company acquired all the common shares of Weinar Resources Inc.  Weinar Resources' only asset (it has no known liabilities) was 13,102 square meters of land located in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart warehouse club. Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level. The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010.  The Company acquired Weinar Resources for approximately $2.9 million.  The fair values of the land acquired in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations” utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 2 inputs under SFAS No. 157, "Fair Value Measurements" to determine the pricing of the assets. The Company negotiated and determined the fair value of the land utilizing market conditions and comparable pricing in estimating the fair value. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 14 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc. resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC parties vacating the PriceSmart warehouses by mid-April 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  Edgar A. Zurcher, who had been a director of the Company since November 2000, is President and a director of PSC, S.A.  As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. The Put Agreement required PSC to use commercially reasonable efforts to sell these remaining shares during a 60 day period commencing as of the date of the Put Agreement. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold. On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of these shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was changed to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008, (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

    Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were approximately $17.9 million from available operating funds in fiscal year 2008. Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds was subject to performance by the PSC Parties of certain actions. On August 31, 2008 approximately $250,000 remained held in escrow. As of February 28, 2009, fiscal year 2009, no amounts remain held in escrow.  Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that totaled approximately $530,000 in fiscal year 2008.  The Company incurred additional non-cash expenses of approximately $56,000 for the write-off of fixed assets and other assets related to the PSC settlement in fiscal year 2008.  Cash expenses incurred for escrow fees related to the settlement for approximately $16,500 were also recorded in fiscal year 2008. No additional cash or non-cash expenditures were incurred during the first six months of fiscal year 2009.

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

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•
For the first six months and for the entire fiscal year 2008, additional reserves of approximately $1.2 million and $1.3 million were recorded respectively for costs associated with the settlement incurred in excess of the initial $5.5 million reserve established in fiscal year 2007 relating to both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.  No additional reserves were established for the first six months of fiscal year 2009.

•
For the first six months and for the entire fiscal year 2008, the Company recorded approximately $2.2 million and $120,000, respectively for the cost associated with the market valuation of the put agreement.  No additional costs to record the fair value of the put arrangement were recorded for the first six months of fiscal year 2009.

•
For the first six months and for the entire fiscal year 2008, the Company in accordance with the Company’s accounting policy recoded the re-classification of approximately $17.0 million and $161,000, respectively, from additional paid in capital to a liability account, common stock subject to put agreement.  On September 9, 2008, fiscal year 2009, the Company recorded the final settlement of the liability.

•
In the fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the approximately $6.8 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  The Company did not record any tax benefits or liabilities due to the put settlement during the first six months of fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 15 – UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliates are accounted for under the Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock ("APB 18") and the Financial Accounting Standards Board Interpretation 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)").  APB 18 establishes that investments in common stock are initially recorded as an investment in the stock of an investee at cost, and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.  FIN 46(R) defines how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity or to reflect its investment in that entity's common stock utilizing the equity method of accounting. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

On September 24, 2008 the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU") to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity Golf Park Plaza, S.A.    The Company recorded an initial investment in Golf Park Plaza of approximately $4.6 million.  The Company and FIDAU have each agreed to contribute at least $2.5 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of February 28, 2009, no additional capital contributions have been made by the Company. On September 24, 2008, Golf Park Plaza acquired 38,331 square meters of real estate, upon which a retail center will be constructed.

On September 29, 2008 the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica with the Company and JBE each owning a 50% interest in the joint venture Price Plaza Alajuela, S.A.  ("PPA"). The Company recorded an initial investment in PPA of approximately $2.2 million. The Company and JBE have each agreed to contribute at least $2.0 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of February 28, 2009, the Company made additional capital contributions of approximately $372,000.  On September 29, 2008, PPA acquired 21,576 square meters of real estate, upon which the retail center will be constructed.

On September 29, 2008 the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture. The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its minority interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its investment in the joint venture. The Company has reflected this amount as a long-term debt within its balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  On September 29, 2008, 4,996 square meters of real estate were acquired by this entity. As of February 28, 2009 there are no commitments to make additional capital contributions to this joint venture.

The Company will account for these investments under the equity method of accounting, in which the Company reflects its proportionate share of the income or loss from the joint venture as indicated in Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28, 2009	August 31, 2008
Current assets	$440	$—
Noncurrent assets	14,938	—
Current liabilities	25	—
Noncurrent liabilities	$—	$—

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net loss	$(15)	$—	$(25)	$—

NOTE 16 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe, Inc. to purchase its 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.  From time to time, members of the Company’s management use a private plane owned in part by PFD Ivanhoe to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price is an officer of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. Mr. Sol Price is a significant stockholder of the Company and is the father of Mr. Robert E. Price the Company's Chairman and Chief Executive Officer.  Mr. Galinson is a member of the Company's Board of Directors and Mr. McGrory is a member of the Board of Directors and an employee of the Company. If the passengers are solely Company personnel, then the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. The Company reimbursed PFD Ivanhoe based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a Director of The Price Group (including Robert E. Price). The Company paid approximately $14,000 and $55,000 for the six months ended February 28, 2009 and February 29, 2008, respectively, for these services.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 14 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008. The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first six months of fiscal year 2008. Mr. Zucher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $1,000 of legal expenses with this firm during the first six months of fiscal year 2008.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $398,000 in rental income for this space during the first six months of fiscal year 2008. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $148,000 of rental income during the six months of fiscal year 2008 for space leased to it by the Company.  On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationship with Grupo Gigante, S.A.B. de C.V. (“Gigante”): In January 2002, the Company entered into a joint venture agreement with Gigante to initially open four PriceSmart warehouse clubs in Mexico (“PSMT Mexico, S.A. de C.V.”). Due to the historical operating losses and management's assessment the Company and Gigante decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. ("PSMT Mexico") effective February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005. On October 31, 2007, the Company sold its 50% interest in PSMT Mexico for $2.0 million in cash to Gigante. The sales price reflected the net book value of the Company’s investment in PSMT Mexico as of August 31, 2007.  Gigante owned approximately 1.7 million shares of common stock of the Company as of December 31, 2008. In addition, Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.

Relationships with Price Charities: During the first six months of fiscal year 2009 and 2008, the Company sold approximately $34,000 and $9,000, respectively of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price.

The Company believes that each of the related-party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SEGMENT REPORTING

    The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company's reportable segments are based on management responsibility. For the first six months of fiscal year 2009, the United States, Central American and Caribbean Operations operating income do not contain charges related to the settlement litigation and the put agreement pursuant to the PSC Settlement. For the six-month period ended February 29, 2008 and for the entire fiscal year ended August 31, 2008, the United States Operations operating income includes $2.2 million and $120,000, respectively, of charges related to put agreement pursuant to the PSC Settlement (see Note 14-PSC Settlement).  For the six-month period ended February 29, 2008 and for the entire fiscal year ended August 31, 2008, the Central American and Caribbean operating income includes $1.2 million of charges related related to the PSC settlement (see Note 14-PSC Settlement). Information related to our segments for the six months ended February 28, 2009 and February 29, 2008, and the fiscal year ended August 31, 2008 is as follows (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Total
Six Months Ended February 28, 2009
Total revenue	$1,775	$375,044	$263,183	$640,002
Asset impairment and closure (costs) income	—	(316)	52	(264)
Operating income	5,152	14,630	12,596	32,378
Interest income	123	92	26	241
Interest expense	(5)	(482)	(703)	(1,190)
Income tax expense	(1,100)	(3,697)	(2,940)	(7,737)
Income from continuing operations	4,172	10,511	8,785	23,468
Income (loss) from discontinued operations, net of tax	(81)	—	—	(81)
Depreciation and amortization	(635)	(3,604)	(2,220)	(6,459)
Goodwill	—	32,741	5,161	37,902
Assets of discontinued operations	882	—	—	882
Identifiable assets	44,305	275,554	155,767	475,626

Six Months Ended February 29, 2008
Total revenue	$740	$328,547	$214,968	$544,255
Asset impairment and closure (costs) income	—	(97)	64	(33)
Operating income	(838)	14,793	6,944	20,899
Interest income	577	134	63	774
Interest expense	(2)	(230)	(297)	(529)
Income tax (expense) benefit	528	(2,864)	(2,269)	(4,605)
Income from continuing operations	270	11,524	4,371	16,165
Income (loss) from discontinued operations, net of tax	45	—	—	45
Depreciation and amortization	384	3,002	1,991	5,377
Goodwill	—	33,290	5,319	38,609
Assets of discontinued operations	1,540	—	—	1,540
Identifiable assets	50,455	242,865	132,750	426,070

Year Ended August 31, 2008
Total revenue	$1,564	$670,822	$447,490	$1,119,876
Asset impairment and closure (costs) income	—	(1,174)	32	(1,142)
Operating income	3,730	28,667	16,029	48,426
Interest income	883	231	79	1,193
Interest expense	—	(755)	(690)	(1,445)
Income tax expense	(470)	(6,293)	(2,361)	(9,124)
Income from continuing operations	4,044	21,468	12,698	38,210
Income (loss) from discontinued operations, net of tax	(104)	—	—	(104)
Depreciation and amortization	(806)	(6,217)	(4,347)	(11,370)
Goodwill	—	33,639	5,609	39,248
Assets of discontinued operations	1,247	—	—	1,247
Identifiable assets	61,876	254,333	135,204	451,413

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SUBSEQUENT EVENTS

On February 27, 2009, the Company entered into a fixed 6.77% interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for an amount of $9.5 million to be paid over a 10 year term.  The loan was funded on February 27, 2008 and the funds were deposited into a call deposit account pending the Company’s providing a letter of legal opinion.  The Company recorded the receipt of these funds into the call deposit account as short term restricted cash as of February 28, 2009.  The Company provided the letter on March 10, 2009, and the funds were made available and transferred into the Company’s operating accounts.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended February 28, 2009 (fiscal year 2009) and February 29, 2008 (fiscal year 2008), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 28, 2009 and February 29, 2008 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 28, 2009)	Number of Warehouse Clubs in Operation (as of February 29, 2008)	Ownership (as of February 28, 2009)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	4	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	25	25

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

At the end of February 2009 and 2008, the total number of the Company’s consolidated warehouse clubs in operation was 25 operating in 11 countries and one U.S. territory. The average age of the 25 warehouse clubs in operation as of February 28, 2009 and February 29, 2008 was 92 months and 80 months, respectively.

In addition to the warehouse clubs operated directly by the Company or through joint ventures, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

 In general, the Company’s earnings improve and cash flows from operations increase as sales increase.  Although the Company’s cost of goods sold is largely variable with sales, a portion of the Company’s selling, general and administrative expenses rise relatively slowly in relation to sales increases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Looking forward to the next several quarters, the following items are likely to have an impact on the Company's business and the results of operations:

General Economic Factors

•
   The economic slowdown in the U.S. and other major world economies is having a negative impact on the economies of most of those countries where PriceSmart operates. Published reports indicate that GDP growth rates for 2009 are projected to moderate considerably compared to that experienced over the past two years. Flat or declining expatriate remittances, falling U.S. demand for exports from Central America (particularly affecting the maquila export sector in Guatemala and Honduras), and reduced tourism from the U.S. and Europe are all contributing to recessionary pressures and falling consumer confidence in many of the Company’s markets. Reduced overall consumer spending has and will likely continue to affect sales for the Company.

•
       Many PriceSmart markets are susceptible to foreign exchange rate volatility. Exchange rate changes either increase or decrease the cost of imported products. Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company's net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products. However, appreciation in local currencies makes imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

Current and Future Management Actions

•
       Management is carefully monitoring the economic environment in the Company’s markets and the resulting shift in member demand toward more consumable merchandise purchases. In this respect, we are carefully monitoring invetory mix and levels, while maintaining our pricing leadership position and aggresively pursuing buying opportunities.

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

•
        A year ago, the Company signed a lease for a larger dry distribution center in Miami, Florida.  The additional space has permitted the Company to more efficiently service the PriceSmart warehouse club locations and to realize efficiencies in distribution operating expenses.  In addition, the Company added space to its existing leased frozen and refrigerated distribution center which will meet the Company’s projected capacity needs for at least the next year, during which time the Company will evaluate the need to relocate to a larger facility.

•
        The Company offers a co-branded credit card to PriceSmart members in Central America. The Company anticipates that as more members obtain and use the card, there will be additional savings.  Also, the Company recently entered into an agreement to introduce a co-branded credit card to the PriceSmart locations in the Caribbean to reduce expenses and to provide a benefit to PriceSmart members.  The Company introduced the co-branded program in three markets (Dominican Republic, Trinidad, and Barbados) in the first six months of fiscal year 2009 and expects to have the program implemented in Jamaica and USVI during the third quarter of fiscal year 2009.

•
        Based on the success of previously expanding the size of certain PriceSmart buildings, two additional PriceSmart locations are being expanded in Aruba and Nicaragua by an average of 7,500 square feet each.  These expansions will result in larger sales areas to support additional sales.  Construction is proceeding with expected completion during fiscal year 2009.

•
        The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  In Costa Rica, this will bring the number of warehouse clubs in that country to five. The new Costa Rica warehouse club is planned to open in April 2009. In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open in the first quarter of fiscal year 2010. In addition, the Company is conducting a due diligence review on a site in the Dominican Republic, as to which the Company has entered into an option to purchase agreement.  Finally, the Company continues to examine Colombia as a potential new market for multiple PriceSmart warehouse clubs.

•
        The Company’s policy is to own its real estate wherever possible because of the lower operating expenses associated with ownership and because a successful PriceSmart warehouse club enhances real estate values. In acquiring suitable sites for new warehouse clubs, the Company sometimes is required to purchase a land parcel that is larger than what is typically needed for the warehouse club itself.  In those cases, the Company may utilize the additional land for commercial real estate developments. For example, related to the recently acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in the joint ventures that will own and develop additional land adjacent to the warehouse club sites as commercial shopping centers. With respect to the recent Trinidad site acquisition, the Company is planning to develop approximately 50% of that site for retail shops.

Key items for the first six months of fiscal year 2009 included:

•
        Net warehouse club sales increased 17.5% over the prior year, resulting from a 14.4% increase in comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13.5 months) and the opening of two new warehouse clubs, one in November 2007 and one in December 2007.

•
        Membership income for the first six months of fiscal year 2009 increased 13.4% to $8.7 million as a result of a 9% increase in membership accounts from February 29, 2008 to February 28, 2009, continued strong renewal rates at 84% and a 2.4% increase in the average membership fee.

•
       Gross profits (net warehouse club sales less cost of goods sold) increased 16.1% over the prior year due to increased warehouse sales, and gross margin decreased 18 basis points as a percent of net warehouse sales resulting primarily from the effect of foreign exchange rate movements.

•
        Selling, general and administrative expenses as a percentage of net warehouse club sales improved 72 basis points, as increased sales offset the cost increases associated with wages, utilities, credit cards, supplies, and expenses related to repairs and maintenance of our warehouse clubs.

•	Operating income for the first six months of fiscal year was $32.4 million, which included approximately $264,000 in asset impairment and closure costs, and $99,000 of pre-opening expenses.

•	Net income for the first six months of fiscal year 2009 was $23.4 million, or $0.80 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Net warehouse club sales increased 13.9% to $328.2 million in the second quarter of fiscal year 2009 from $288.2 million in the second quarter of fiscal year 2008. The Company believes that sales growth reflects the Company’s ongoing efforts in the selection and value of the merchandise carried in the clubs and the value that we bring to our members. Net warehouse sales were strong despite an economic slow-down in most of the Company’s markets. Sales of food and consumable products grew 18%, and non-consumable product sales grew 0.4% reflecting an ongoing shift in buying toward less discretionary purchases. The growth in sales in the quarter was largely driven by increased transactions resulting from both an increase in the number of membership accounts from a year ago and an increase in the frequency of shopping per member account. In the second quarter of fiscal year 2009, increased transactions accounted for approximately 82% of the sales growth with the increase in the average transaction value accounting for approximately 18% of the sales growth. The impact of having an additional club in operation for most of the quarter –Trinidad, which opened on December 13, 2007 - accounted for approximately 1.4% of the overall sales growth in the quarter compared to the same quarter a year ago.

	Warehouse Club Sales for the Three Months Ended
	February 28, 2009		February 29, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$192,347	58.6%	$173,252	60.1%	$19,095	11.0%
Caribbean	135,893	41.4%	114,964	39.9%	20,929	18.2%
	$328,240	100.0%	$288,216	100.0%	$40,024	13.9%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 14.3% for the 13-week period ended February 28, 2009, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 were not used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 was not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the second quarter of fiscal year 2009 increased $5.3 million to $48.2 million, or 14.7% of net warehouse club sales, from $42.9 million, or 14.9% of net warehouse club sales. The increase in warehouse gross profit margin dollars was largely due to higher sales. As a percentage of sales, warehouse net profit margin decreased primarily related to foreign currency exchange effects. In the current quarter, the Company recorded $714,000 (0.22% of sales) in foreign exchange related costs compared to $225,000 (.08% of sales) in foreign exchange related gains in the second quarter of fiscal year 2008. The countries which accounted for the majority of the year-over-year change were Guatemala, Costa Rica, and Jamaica.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 11.3% to $4.4 million, or 1.4% of net warehouse club sales, in the second quarter of fiscal year 2009 compared to $4.0 million, or 1.4% of net warehouse club sales, in the second quarter of fiscal year 2008. The increase in membership income reflects both a 9% increase in the number of membership accounts, and a 1.7% increase in the average membership fee. The membership renewal rate for the 12-month periods ended February 28, 2009 and February 29, 2008 was 84%. Total membership accounts as of February 28, 2009 were approximately 627,000, an increase of approximately 54,000 accounts over the end of February 2008.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income was $1.2 million in the second quarter of fiscal year 2009, compared to $1.3 million in the second quarter of fiscal year 2008.

Warehouse club operating expenses increased 9.7% to $28.5 million, or 8.7% of net warehouse club sales, in the second quarter of fiscal year 2009 from $26.0 million, or 9.0% of net warehouse club sales, in the second quarter of fiscal year 2008.  Of the $2.5 million increase, $1.3 million related to increased payroll-related expenses, including stock compensation expense and $281,000 related to increased operating costs for repair and maintenance, and supplies. Utilities costs decreased $310,000, or 11%, resulting from reduced utility rates in the countries. Marketing costs increased $115,000 primarily as a result of the launch costs associated with the Company’s co-branded credit card in the second quarter of fiscal year 2009. The program has been successful with credit card costs as a percentage of warehouse sales declining eight basis points when compared to the second quarter of fiscal year 2008 with the second quarter of fiscal year 2008 in the markets where the co-branded card is offered. Depreciation expense increased $562,000 from the second quarter of fiscal year 2008 related to on-going capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua and the acquisition in November 2007 of the Barbados warehouse club which had formerly been leased.

General and administrative expenses were $7.8 million, or 2.4% of net warehouse club sales, for the second quarter of fiscal year 2009, compared to $7.9 million, or 2.7% of net warehouse club sales, in the second quarter of fiscal year 2008. The Company experienced increased costs related to salaries and related benefits for its corporate and US buying operation, including stock compensation expense totaling $771,000. These costs were offset by a $725,000 reduction in professional fees, primarily related to the then-pending litigation with the Company's former credit card provider and related entities and tax consulting services incurred in the second quarter of fiscal year 2008. Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the second quarter of fiscal year 2009 were $99,000 related to the new warehouse club in Costa Rica which is scheduled to open in April 2009. Pre-opening expenses in the second quarter of fiscal year 2008 of $215,000 were primarily associated with the new warehouse club in Trinidad.

Included in the results for the second quarter of fiscal year 2008 were pre-tax charges and income tax benefits related to the Company’s settlement of disputes pursuant to a Settlement Agreement and Release with PSC, S.A. and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In the second quarter of fiscal year 2008, the Company recorded an additional pre-tax charge of $3.4 million, offset by a benefit to provision for income tax of $1.7 million, resulting in a net reduction in net income in the quarter of $1.7 million. Included in the pre-tax charge of $3.4 million, and not affecting the income tax benefit, was a charge of $2.2 million related specifically to the fair market value of put rights granted by the Company to PSC as part of the overall settlement. The closing price of the Company’s common stock on February 29, 2008 was $24.26. The Settlement Agreement and Release provided that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC could require the Company to purchase at $25.00 per share any of those shares which remained unsold at the conclusion of that period. The value of the put rights was initially measured at February 8, 2008 (the date of the settlement) and modified as of February 29, 2008 (the end of the fiscal quarter) based on the closing price of PriceSmart’s common stock on that date using the Black-Scholes method of valuation and applied to 679,500 shares that were subject to the put rights. The Company continued to employ “mark to market” accounting in valuing the put rights.

These matters were settled during fiscal year 2008 and no additional charges have been realized or are expected to be realized in fiscal year 2009.

Operating income for the quarter was $17.5 million, or 5.3% of net warehouse club sales, compared to $10.7 million, or 3.7% of net warehouse club sales, in the second quarter of fiscal year 2008.

 Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $115,000 in the second quarter of fiscal year 2009, compared to $364,000 in the second quarter of fiscal year 2008. The decrease primarily reflects lower interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $609,000 in the second quarter of fiscal year 2009, from $470,000 in the second quarter of fiscal year 2008, resulting from an increase in debt held by the Company.  In addition, a portion of the fiscal year 2008 interest was capitalized as it related to the construction of new warehouse clubs.

    Tax expense for the second quarter of fiscal year 2009 was $4.1 million on pre-tax income of $16.9 million, as compared to $890,000 of tax expense on pre-tax income of $10.5 million for the second quarter of fiscal year 2008. The effective tax rate for the second quarter of fiscal year 2009 is 24.2% as compared to 8.5% for the second quarter of fiscal year 2008. The effective tax rate for the second quarter of fiscal year 2009 of 24.2% reflects the benefit of the reversal of previously accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations for the second quarter of fiscal year 2009 in the amount of $967,000. The effective tax rate for the second quarter of fiscal year 2008 of 8.5% was the result of the following factors (i) the Company recorded the net tax benefit of approximately $1.7 million due to the PSC Settlement applicable to fiscal year 2008, and (ii) the Company recorded a reversal of previously accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations for the second quarter of fiscal year 2008 in the amount of $1.0 million. The increase in the effective tax rate is a combination of the factors detailed for each year relative to the overall pre-tax income, which increased $6.5 million in the second quarter of fiscal year 2009 as compared to the second quarter of fiscal year 2008.

    For the second quarter of fiscal year 2009, the Company reported approximately $7,000 in losses from its unconsolidated affiliates in Costa Rica and Panama. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $85,000 in the second quarter of fiscal year 2009. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income of which $160,000 was allocated to the minority stockholders’ interest.  Minority interest in fiscal year 2008 included the 49% Nicaragua interest that was purchased in fiscal year 2008 as part of the PSC Settlement.

Income from continuing operations for the second quarter of fiscal year 2009 was $12.8 million, compared to $9.5 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the second quarter of fiscal year fiscal year 2009, the Company recognized a loss of $63,000. In the same period in fiscal year 2008, the Company recognized income of $27,000.  In both cases these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Net warehouse club sales increased 17.5% to $626.8 million in the first six months of fiscal year 2009, from $533.4 million in the first six months of fiscal year 2008. In general, the Company’s sales continue to grow despite a slowing economic environment in the markets in which its warehouse clubs operate, primarily due to a growing membership base and sales growth of consumable merchandise.  In addition, the Company opened two new warehouse clubs in the first six months of fiscal year 2008: one in Guatemala which opened on November 14, 2007, and one in Trinidad which opened on December 13, 2007. This resulted in having 25 clubs in operation during the full first six-months of fiscal year 2009, compared to the equivalent of 24 during the same six-month period in fiscal year 2008.  The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Warehouse Club Sales for the Six Months Ended
	February 28, 2009		February 29, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$367,157	58.6%	$321,568	60.3%	$45,589	14.2%
Caribbean	259,601	41.4%	211,837	39.7%	47,764	22.5%
	$626,758	100.0%	$533,405	100.0%	$93,353	17.5%

Same-warehouse club sales, which include warehouse clubs open at least 13 1/2 full months, increased 14.4% for the 26 weeks ended February 28, 2009, compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 was not be used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 was not be used in the calculation of comparable warehouse club sales until the month of February 2009.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first six months of fiscal year 2009 increased $12.7 million to $92.3 million, or 14.7% of net warehouse sales, from $79.6 million, or 14.9% of net warehouse sales in the prior period. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse club gross profit margin in the first six months of fiscal year 2009 was 18 basis points below that in the first six months of fiscal year 2008 as year-on-year negative foreign currency exchange effects exceeded the offset from improvements in merchandise distribution costs and shrink results.  In the current six-month period, the Company recorded $1.4 million (.22% of sales) in foreign exchange related costs, compared to a foreign exchange related gain of $809,000 (.16% of sales) in the same six-month period of fiscal year 2008.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 13.4% to $8.7 million in the first six months of fiscal year 2009, compared to $7.7 million in the first six months of fiscal year 2008. As a percent of net warehouse club sales, membership income was 1.4% of sales in the current six month period and in the same six month period last fiscal year. Total membership accounts at the end of February 2009 were approximately 627,000, an increase of approximately 54,000 accounts compared to the end of February 2008. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the 12 months ended February 2009 and February 2008 was 84%.

Export sales were $1.7 million for the first six months of fiscal year 2009, compared to export sales of $707,000 for the first six months of fiscal year 2008. The increase resulted primarily from the increase in direct sales to institutional customers (primarily retailers) in the Philippines in the current period for which the Company receives a margin of approximately 5%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first six months of fiscal year 2009 was $2.8 million, compared to $2.4 million in the same period a year ago. The increase was primarily due to the Company recording deferred rental income of $279,000 based upon a revised calculation which is not expected to impact future periods.

Warehouse club operating expenses increased to $55.8 million, or 8.9% of net warehouse club sales, in the first six months of fiscal year 2009 from $49.3 million, or 9.2% of net warehouse club sales, in the first six months of fiscal year 2008. The increase in warehouse club operating expenses resulted from increased payroll related expenses ($3.4 million), increased operating costs for utilities, repair and maintenance, and supplies ($986,000). The Company also incurred increased higher depreciation expense ($1.0 million) as a result of capital expenditures over the year, including the construction of two new warehouse clubs, Guatemala and Trinidad, which began operation in November and December of fiscal year 2008, respectively. Across all spending categories, the addition of the two new warehouse clubs added a total of $1.8 million to warehouse club operating costs during the six month period compared to the first six months of fiscal year 2008.  While credit card costs increased $361,000 during the first six months, the cost as a percentage of sales decreased eight basis points reflecting the positive impact of the co-brand programs in place.

General and administrative expenses were $15.4 million, or 2.4% of net warehouse club sales, in the first six months of fiscal year 2009, compared to $15.2 million, or 2.8% of net warehouse club sales, in the first six months of fiscal year 2008. The Company incurred increased costs ($1.5 million) for salaries and related benefits, including ex-pat costs, for the Company’s corporate headquarters and U.S. buying operation, offset by a reduction in legal fees related to pending litigation in fiscal year 2008 and tax and audit related services (in total $1.2 million).

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the current six-month period of $99,000 related to the upcoming (April) opening of the new warehouse club in Costa Rica. Pre-opening expense of $987,000 in the prior six-month period were primarily related to opening of the two new warehouse clubs, Guatemala and Trinidad.

Asset impairment and closure costs for the first six months of fiscal year 2009 were $264,000, compared to $33,000 in the first six months of fiscal year 2008. The Company incurred a charge in the first quarter to recognize an increase in the net present value of future net payment obligations over the remaining lease life of the closed, but subleased, Guatemala Plaza location as a result of a rent increase to the Company from the landlord.

Included in the results for the first six months of fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of disputes pursuant to a Settlement Agreement and Release with PSC, S.A. and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In the second quarter of fiscal year 2008, the Company recorded an additional pre-tax charge of $3.4 million, offset by a benefit to provision for income tax of $1.7 million, resulting in a net reduction in net income in the quarter of $1.7 million. Included in the pre-tax charge of $3.4 million, and not affecting the income tax benefit, is a charge of $2.2 million related specifically to the fair market value of put rights granted by the Company to PSC as part of the overall settlement. These matters were settled during fiscal year 2008 and no additional charges have been realized or are expected to be realized in fiscal year 2009.

Operating income for the first six months of fiscal year 2009 was $32.4 million, or 5.2% of warehouse sales, compared to $20.9 million, or 3.9% of warehouse sales, in the first six months of fiscal year 2008.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing working capital lines of credit. Interest income was $241,000 in the first six months of fiscal year 2009, compared to $774,000 in the first six months of fiscal year 2008. The decrease reflects generally lower interest rates associated with cash on deposit in the current period compared to the year ago period.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and ongoing working capital requirements. Interest expense increased to $1.2 million in the first half of fiscal year 2009 from $529,000 in the first half of fiscal year 2008, resulting from an increase in debt held by the Company to finance the purchase of the company that had leased to the Company the real estate upon which the Barbados PriceSmart is located and to finance the purchase of land in Costa Rica (for a new club) and Panama (for a club relocation).

Tax expense for the first six months of fiscal year 2009 was $7.7 million on pre-tax income from continuing operations of $31.4 million, compared to $4.6 million of tax expense recorded in the first six months of fiscal year 2008 on a pre-tax income from continuing operations of $21.1 million. The increase in the effective tax rate to 24.7% in the first six months of fiscal year 2009 from 21.9% in the first six months of fiscal year 2008 is the result of the following factors: (i) net reversal of $2.0 million of income tax contingencies for the first six months of fiscal year 2009 related to the closing of applicable statutes of limitation as compared to $1.0 million for the first six months of fiscal year 2008; and (ii) a net tax benefit of approximately $1.7 million recorded due to the PSC settlement for the first six months of fiscal year 2008 and is not applicable to fiscal year 2009.   Additionally, certain subsidiaries generated pre-tax income for which cash taxes will not apply as the result of net operating loss utilization for which the Company currently has valuation allowances applied. The Company is assessing the need for certain of the valuation allowances based on profitability history and other factors, which may result in a reversal of such valuation allowance and a resulting credit to income in a future period.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $150,000 in the first six months of fiscal year 2009. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $290,000 was allocated to the minority stockholders’ interest. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

Income from continuing operations for the first half of fiscal year 2009 was $23.5 million, compared to $16.2 million in the same period last year.

Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the first six months of fiscal year 2009, the Company incurred a loss of $(81,000) versus a gain of $45,000 in the first six months of fiscal year 2008, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Financial Position and Cash Flow

The Company’s capital flows during the first six months of fiscal year 2009 were primarily associated with investing and financing activities.  Investing activities consisted of those associated with the acquisition and development of property for new warehouse clubs and joint venture investments to own and operate commercial retail centers located adjacent to the new warehouse clubs.  These activities consisted primarily of properties acquired and warehouse club development in Panama (Los Pueblos), Costa Rica (Alajuela) and Trinidad (San Fernando).  In Costa Rica, this will bring the number of warehouse clubs in that country to five. The new Costa Rica warehouse club is expected to be completed and open in April 2009.  In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open in the first quarter of fiscal year 2010.  Investments in joint ventures were in Panama and Costa Rica.  Financing activities were primarily related to the payment of dividends and bank borrowings. Operating activities contributed cash to operations through net income during the period. The acquisition of merchandise for the new warehouse clubs was offset by the Company’s use of trade payable accounts.

The Company had $29.9 million in consolidated cash and cash equivalents as of February 28, 2009, compared to $25.9 million in consolidated cash and cash equivalents as of February 29, 2008.  In addition, the Company had $9.5 million in short-term restricted cash as of February 28, 2009 related to proceeds from a long term loan funded on February 27, 2009.  The Company recorded the receipt of these funds as short-term restricted cash pending the Company’s providing a letter of legal opinion.

Net cash provided by operating activities was $29.8 million in the first six months of fiscal year 2009, compared to cash provided by operating activities of $15.4 million in the first six months of fiscal year 2008. The improvement in operating cash flows in the current period compared to the same period last year was primarily a result of improved net income of approximately $7.3 million. Other adjustments to reconcile net income to net cash provided additional cash of $5.1 million, compared to the same period last year.  Cash contributed by discontinued operations was approximately $300,000.

Net cash used in investing activities was $34.0 million and $34.3 million in the first six months of fiscal years 2009 and 2008, respectively. Additions to property and equipment, including acquisition of business of approximately $26.4 million in the six month period were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million, the acquisition of a small parcel of land adjacent to an existing warehouse club in Costa Rica for approximately $142,000 and land in Trinidad for $4.5 million. The Company used $5.8 million for construction in process and acquisition of fixtures and equipment for the Alajuela, Costa Rica warehouse club, $904,000 for construction in process and acquisition of fixtures and equipment for the Panama warehouse club and $732,000 for construction in process for the San Fernando, Trinidad warehouse club.  The Company utilized approximately $3.1 million for expansion of its distribution center in Miami, the expansion of the Nicaragua warehouse club and the expansion of the warehouse club in Aruba. The Company utilized approximately $1.3 million for acquisition of fixtures and equipment in Trinidad and $3.3 million for the acquisition of fixtures and equipment and leasehold and building improvements in multiple warehouse club locations. The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama for approximately $7.6 million.  In the first six months of fiscal year 2008, additions to property and equipment totaled $16.4 million, primarily associated with the completion of the warehouse clubs in Guatemala and Trinidad. The Company also used $10.2 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse. In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company generated approximately $4.8 million in cash from investing activities in the first six months of the fiscal year 2008, primarily from the sale of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras.

Net cash used in financing activities for the first six months of fiscal year 2009 was $14.8 million, consisting primarily of  $12.1 million used for payments of cash dividends to stockholders on October 31, 2008 and February 27, 2009. The Company received approximately $186,000 of net cash from short-term loans and used cash of approximately $1.4 million for the scheduled payments of interest and principal on long-term loans.  The Company used approximately $1.2 million to repurchase shares of restricted stock upon vesting to fund associated tax witholdings.  The Company obtained a long-term loan for approximately $9.5 million in February 2009 from a commercial bank in Trinidad.  This amount was recorded as restricted cash pending commitments by the Company to provide a letter of legal opinion.  The restriction was lifted on March 10, 2009 after the Company provided the letter subsequent to February 28, 2009.  For the first six months of fiscal year 2008, financing activities provided cash of $12.3 million, primarily as a result of acquiring bank loans for $9.6 million and the release of restricted cash previously held as collateral for bank loans of $8.0 million, offset by payments of $4.7 million for dividends.

Financing Activities

On September 29, 2008 the Company as part of its investment in a joint venture with Prico Enterprises S.A. entered into a three year, zero interest loan with Prico Enterprises. The face value of the loan is for approximately $475,000. The Company has recorded the discounted present value of the note, approximately $415,000 as long-term debt. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

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

On February 27, 2009, the Company entered into a 6.77% interest fixed rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for an amount of $9.5 million to be paid over a 10 year term.  The loan was funded on February 27, 2008 and the funds were deposited into a call deposit account pending the Company’s providing a legal opinion.  The Company recorded the receipt of these funds into the call deposit account as short term restricted cash as of February 28, 2009.  The Company provided the letter on March 10, 2009 and the funds were made available and transferred into the Company’s working accounts.

 Short-Term Borrowings and Long-Term Debt

As of February 28, 2009, the Company, together with its majority or wholly owned subsidiaries, had $3.7 million outstanding in short-term borrowings. As of August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $3.5 million in short-term borrowings.

The Company has bank credit agreements that provide for borrowings of up to $20.0 million, which can be used as lines of credit or to issue letters of credit. As of February 28, 2009, lines and letters of credit totaling approximately $3.7 million were outstanding under these facilities, leaving approximately $16.3 million available for borrowing.

As of February 28, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $33.7 million and $25.8 million, respectively, outstanding in long-term borrowings. Of this amount as of February 28, 2009, approximately $415,000 relates to the loan from Prico Enterprises described above. The increase during the current period primarily relates to the addition of a long term loan for approximately $9.5 million offset by the normally scheduled payments of interest and principal for approximately $1.4 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $46.2 million and $32.2 million as of February 28, 2009 and August 31, 2008, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Contractual Obligations

As of February 28, 2009, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-term debt (1)	$33,717	$3,616	$7,739	$7,315	$15,047
Operating leases (2)(3)(4)	85,896	6,346	11,173	11,094	57,283
Additional capital contribution commitments to joint-ventures (5)	4,151	4,085	66	—	—
Total	$123,764	$14,047	$18,978	$18,409	$72,330

(1)	Amounts shown are for the principal portion of the long-term debt payment only.
(2)
Amounts shown exclude future operating lease payments due for the closed warehouse clubs in Guatemala and Guam.  The net liability related to Guatemala is approximately $3.8 million and is recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.” The projected minimum payments excluded for Guam are approximately $2.7 million; sublease income for this location is also approximately $2.9 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $543,000 to reflect the amount net of sublease income.
(4)	Amounts include an equipment lease for IT equipment.
(5)	Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures discussed above in Current and Future Management Activities.

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

Income Taxes:  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 28, 2009, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2009 of approximately $49.9 million and $8.2 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. However, due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of February 28, 2009, the Company has classified uncertain income tax positions as $3.5 million in long-term income taxes payable and approximately $44,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make cash payment in the following 12 months.  The Company has classified $918,000 as current income taxes payable as of February 28, 2009.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing the bulk packaging. The Company has not recorded any significant impairment charges during the six months of fiscal year 2009.

Stock-Based Compensation: As of February 28, 2009, the Company had four stock-based employee compensation plans which it accounts for applying Statement of Financial Accounting Standard No. 123(R) ("SFAS 123(R)"), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

The Company recognizes the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassifies those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest) as required by Emerging Issues Task Force (“EITF”) EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.”

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. In first six months of fiscal year 2009, after evaluation of the Guatemala Plaza closed location the Company recorded an additional closure cost of approximately $201,000 for additional lease obligations as a result of a rental increase. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

Recent Accounting Pronouncements

In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations.” The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis beginning on September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.  However, the Company does not expect that this issue will result in a change in current practice.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411," The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The SEC approved the amendments in September 2008, establishing the effective date of this Statement as November 2008.  The adoption of  SFAS 162 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No.133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 beginning December 1, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition and results of operations.

    In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statement-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

    In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.” EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing the Financial Accounting Standards (SFAS) No. 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specific election dates. The Company adopted SFAS 159 beginning September 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial condition and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2009, the Company had a total of 25 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the first six months of fiscal year 2009, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately ($1.4 million) and $809,000 for the six months of fiscal year 2009 and 2008, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately ($2.6 million) and ($356,000) for the first six months of fiscal year 2009 and 2008, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of February 28, 2009:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2009/2010	Currency
Panama	4	—(2)	U.S. Dollar
Costa Rica	4	1(3)	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	3	1(4)	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	25 (1)	2

(1)	The Company opened two warehouse clubs in fiscal year 2008, one each in Guatemala and Trinidad.
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in fiscal year 2010. The Company plans to sell or lease the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open in the third quarter of fiscal year 2009 (Alajuela).
(4)	This warehouse club is expected to open in the fall of 2009 (San Fernando).

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the quarterly period ended February 28, 2009, the Company issued securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Act”).  On January 28, 2009, the Company issued 22,350 restricted shares of its common stock to three officers of the Company, none of whom is one of the Company’s “named executive officers.”  The sale of such securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as amended, or Regulation D promulgated thereunder.  The recipients of such securities are “accredited investors” and appropriate legends were affixed to the instruments representing such securities issued.

(b)           None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The following table shows the shares acquired by the Company upon forfeiture of restricted shares during the quarter ended February 28, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2008 — December 31, 2008	9,979	$17.52	—	—
January 1, 2009 — January 31, 2009	55,966	16.13	—	—
February 1, 2009 — February 28, 2009	—	—	—	—
Total	65,945	$16.34	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on January 28, 2009 at the Company’s headquarters, 9740 Scranton Road, San Diego, CA, 92121. Stockholders of record at the close of business on January 28, 2009 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 29,608,772 shares outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld.

1. To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

	Votes For	Votes Withheld
Gonzalo Barrutieta	26,759,465	141,527
Murray L. Galinson	26,692,228	208,764
Katherine L. Hensley	25,626,544	1,274,448
Leon C. Janks	25,626,544	1,274,448
Lawrence B. Krause	25,626,222	1,274,770
Jose Luis Laparte	26,690,552	210,440
Jack McGrory	26,689,409	211,583
Robert E. Price	21,195,990	5,705,002
Keene Wolcott	26,765,417	135,575

2. To approve an amendment to the 2001 Equity Participation Plan of PriceSmart, Inc:
i.	expanding the eligibility provisions under such plan to permit the award of restricted stock units under such plan, in addition to stock options, to our non-employee directors; and
ii.	authorizing an increase to the number of shares of Common Stock reserved for issuance from 350,000 to 400,000.

	For	Against	Abstain	Broker Non-Votes
Total Shares Voted	18,101,673	5,876,025	333,464	2,589,830

3.	To approve an amendment to the 2002 Equity Participation Plan of PriceSmart, Inc. authorizing an increase to the number of shares of Common Stock reserved for issuance from 750,000 to 1,250,000:

	For	Against	Abstain	Broker Non-Votes
Total Shares Voted	18,105,631	5,872,103	333,429	2,589,829

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2009.

10.2*	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated January 1, 2009.

10.3*	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt dated January 1, 2009.

10.4*	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman dated January 1, 2009.

10.5*	Fifteenth Amendment to Employment Agreement between the Company and Thomas D. Martin dated January 1, 2009.

10.6*	Twenty Second Amendment to Employment Agreement between the Company and Robert M. Gans dated January 1, 2009.

10.7	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: April 9, 2009	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Date: April 9, 2009	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)