Form 10-Q
period 2009-07-10
PRICESMART INC
filed 2009-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The registrant had 29,650,112 shares of its common stock, par value $0.0001 per share, outstanding at July 6, 2009.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2009, the consolidated balance sheet as of August 31, 2008, the unaudited consolidated statements of income for the three and nine months ended May 31, 2009 and May 31, 2008, the unaudited consolidated statements of stockholders' equity for the nine months ended May 31, 2009 and May 31, 2008, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2009 and May 31, 2008, are included elsewhere herein. Also included herein are the unaudited notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2009	August 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$39,035	$48,121
Short-term restricted cash	10	536
Receivables, net of allowance for doubtful accounts of $13 and $11 in May 2009 and August 2008, respectively	4,292	2,455
Merchandise inventories	112,990	113,894
Deferred tax asset – current	2,534	2,179
Prepaid expenses and other current assets	18,572	16,669
Notes receivable – short-term	—	2,104
Assets of discontinued operations	1,157	1,247
Total current assets	178,590	187,205
Long-term restricted cash	590	673
Property and equipment, net	225,423	199,576
Goodwill	37,741	39,248
Deferred tax assets – long-term	20,102	21,198
Other assets	3,796	3,512
Investment in unconsolidated affiliates	7,607	—
Total Assets	$473,849	$451,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	5,795	3,473
Accounts payable	92,010	96,120
Accrued salaries and benefits	8,444	8,271
Deferred membership income	8,484	7,764
Income taxes payable	6,225	3,695
Common stock subject to put agreement	—	161
Other accrued expenses	11,409	11,877
Dividend payable	7,411	4,744
Long-term debt, current portion	3,608	2,737
Deferred tax liability – current	198	486
Liabilities of discontinued operations	291	277
Total current liabilities	143,875	139,605
Deferred tax liability – long-term	1,360	2,339
Long-term portion of deferred rent	2,832	2,412
Accrued closure costs	3,558	3,489
Long-term income taxes payable, net of current portion	3,403	5,553
Long-term debt, net of current portion	28,919	23,028
Total liabilities	183,947	176,426
Minority interest	700	480
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,314,588 and 30,195,788 shares issued, respectively, and 29,659,517 and 29,615,226 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	376,043	373,192
Tax benefit from stock-based compensation	4,388	4,563
Accumulated other comprehensive loss	(16,870)	(12,897)
Accumulated deficit	(60,244)	(77,510)
Less: treasury stock at cost; 655,071 shares as of May 31, 2009 and 580,562 shares as of August 31, 2008	(14,118)	(12,845)
Total stockholders’ equity	289,202	274,506
Total Liabilities and Stockholders’ Equity	$473,849	$451,412

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Revenues:
Net warehouse club sales	$299,571	$277,979	$926,329	$811,382
Export	1,038	385	2,779	1,092
Membership income	4,518	4,094	13,268	11,811
Other income	1,417	1,207	4,169	3,628
Total revenues	306,544	283,665	946,545	827,913
Operating expenses:
Cost of goods sold:
Net warehouse club	255,854	236,074	790,273	689,918
Export	968	364	2,629	1,034
Selling, general and administrative:
Warehouse club operations	28,197	26,495	84,025	75,749
General and administrative	7,989	7,455	23,341	22,625
Preopening expenses	344	9	443	996
Asset impairment and closure costs (income)	(48)	670	216	703
Provision for settlement of litigation, including changes in fair market value of put agreement	—	(2,042)	—	1,344
Total operating expenses	293,304	269,025	900,927	792,369
Operating income	13,240	14,640	45,618	35,544
Other income (expense):
Interest income	76	254	317	1,013
Interest expense	(685)	(437)	(1,875)	(950)
Other income (expense), net	26	(131)	(36)	(209)
Total other income (expense)	(583)	(314)	(1,594)	(146)
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliates and minority interest	12,657	14,326	44,024	35,398
Provision for income taxes	(3,960)	(3,675)	(11,697)	(8,286)
Loss of unconsolidated affiliates	(8)	—	(20)	—
Minority interest	(61)	(76)	(211)	(368)
Income from continuing operations	8,628	10,575	32,096	26,744
Income (loss) from discontinued operations, net of tax	55	26	(27)	71
Net income	$8,683	$10,601	$32,069	$26,815
Basic income per share:
Continuing operations	$0.30	$0.37	$1.11	$0.93
Discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.30	$0.37	$1.11	$0.93
Diluted income per share:
Continuing operations	$0.30	$0.36	$1.10	$0.91
Discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.30	$0.36	$1.10	$0.91
Shares used in per share computations:
Basic	29,010	28,914	28,929	28,848
Diluted	29,202	29,224	29,164	29,316
Dividends per share	$—	$—	$0.50	$0.32

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit From Stock-	Accumulated Other				Total
			Additional	based	Compre-	Accum-			Stock-
	Common Stock		Paid-In	Compen-	hesive	ulated	Treasury Stock		holder’s
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity
Balance at August 31, 2007	29,815	$ 3	$ 369,848	$ 3,970	$ (12,343)	$ (106,087)	476	$ (10,075)	$ 245,316
Purchase of treasury stock	—	—	—	—	—	—	45	(1,405)	(1,405)
Issuance of restricted stock awards	350	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(11)	—	—	—	—	—	—	—	—
Exercise of stock options	62	—	921	—	—	—	—	—	921
Stock-based compensation	—	—	1,774	762	—	—	—	—	2,536
Common stock subject to put agreement	—	—	(1,693)	—	—	—	—	—	(1,693)
Dividend payable to stockholders	—	—	—	—	—	(4,751)	—	—	(4,751)
Dividend paid to stockholders						(4,785)			(4,785)
Change in fair value of interest rate swaps	—	—	—	—	32	—	—	—	32
Net income	—	—	—	—	—	26,815	—	—	26,815
Translation adjustment	—	—	—	—	(107)	—	—	—	(107)
Comprehensive income	—	—	—	—	—	—	—	—	26,740
Balance at May 31, 2008	30,216	$ 3	$ 370,850	$ 4,732	$ (12,418)	$ (88,808)	521	$ (11,480)	262,879

Balance at August 31, 2008	30,196	$ 3	$ 373,192	$ 4,563	$ (12,897)	$ (77,510)	580	$ (12,845)	$ 274,506
Purchase of treasury stock	—	—	—	—	—	—	68	(1,112)	(1,112)
Issuance of restricted stock awards	104	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18)	—	—	—	—	—	—	—	—
Exercise of stock options	33	—	210	—	—	—	—	—	210
Stock-based compensation	—	—	2,480	(175)	—	—	—	—	2,305
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)
Dividend payable to stockholders	—	—	—	—	—	(7,411)	—	—	(7,411)
Dividend paid to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)
Change in fair value of interest rate swaps	—	—	—	—	(621)	—	—	—	(621)
Net income	—	—	—	—	—	32,069	—	—	32,069
Translation adjustment	—	—	—	—	(3,352)	—	—	—	(3,352)
Comprehensive income									28,096
Balance at May 31, 2009	30,315	$ 3	$ 376,043	$ 4,388	$ (16,870)	$ (60,244)	655	$ (14,118)	$ 289,202

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2009	2008
Operating Activities:
Income from continuing operations	$32,096	$26,744
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,700	8,365
Allowance for doubtful accounts	2	10
Asset impairment and closure costs	74	525
Loss on sale of property and equipment	13	197
Release from (deposit to) escrow account due to settlement of litigation	256	(100)
Provision for settlement of litigation	—	648
Deferred income taxes	(701)	1,613
Minority interest	211	368
Loss of unconsolidated affiliates	20	—
Excess tax deficiency (benefit) on stock-based compensation	175	(762)
Stock-based compensation	2,480	1,774
Change in operating assets and liabilities:
Change in accounts receivable, prepaid expenses, other current assets, accrued salaries and benefits, deferred membership and other accruals	(3,485)	(9,344)
Merchandise inventories	904	(16,183)
Accounts payable	(4,110)	9,663
Net cash provided by continuing operating activities	37,635	23,518
Net cash provided by (used in) discontinued operating activities	57	(139)
Net cash provided by operating activities	37,692	23,379
Investing Activities:
Additions to property and equipment	(35,595)	(20,453)
Deposits to escrow account for land acquisitions (including settlement of litigation)	—	(656)
Proceeds from disposal of property and equipment	91	2,897
Collection of note receivable from sale of closed warehouse club in the Dominican Republic	2,104	—
Proceeds from sale of unconsolidated affiliate	—	2,000
Acquisition of business, net of cash acquired	(2,856)	(11,913)
Purchase of Nicaragua minority interest	—	(10,200)
Purchase of interest in Costa Rica joint venture	(2,635)	—
Capital contribution to Costa Rica joint venture	(377)	—
Purchase of interest in Panama joint venture	(4,616)	—
Net cash used in continuing investing activities	(43,884)	(38,325)
Net cash used in discontinued investing activities	(9)	(8)
Net cash flows used in investing activities	(43,893)	(38,333)
Financing Activities:
Proceeds from bank borrowings	28,982	15,813
Repayment of bank borrowings	(19,898)	(5,608)
Cash dividend payments	(12,136)	(9,463)
Release of restricted cash	—	8,005
Excess tax (deficiency) benefit on stock-based compensation	(175)	762
Purchase of treasury stock for PSC settlement	(161)	—
Proceeds from exercise of stock options	210	921
Purchase of treasury shares	(1,112)	(1,405)
Net cash (used in) provided by financing activities	(4,290)	9,025
Effect of exchange rate changes on cash and cash equivalents	1,405	(29)
Net decrease in cash and cash equivalents	(9,086)	(5,958)
Cash and cash equivalents at beginning of period	48,121	32,065
Cash and cash equivalents at end of period	$39,035	$26,107

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,905	$420
Income taxes	$10,138	$7,487
PSC Settlement expenses	$—	$6,050
Acquisition of land and permanent easement related to PSC Settlement	$—	$1,125
Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$7,411	$4,751

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2009

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2009, the Company had 26 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies). There was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of May 31, 2009. The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2008. The unaudited consolidated interim financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

       In connection with the Company’s accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," ("SFAS 109") the Company made certain reclassifications between deferred tax assets and deferred tax liabilities and separately stated current deferred tax assets and liabilities on the consolidated balance sheet as of August 31, 2008. These reclassifications resulted in a $730,000 decrease to deferred tax assets-long-term, a $963,000 increase to deferred tax liabilities-long-term, and a $1.5 million increase to total assets and total liabilities.  The purpose of these balance sheet reclassifications is to allow comparability of our consolidated balance sheets for the periods being presented as a result of a review of the current portion of deferred tax.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The unaudited consolidated interim financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. The unaudited consolidated interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of May 31, 2009:

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), as defined in SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash of approximately $10,000 consists of an export bond for the Mexico Distribution Center location.  Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica and Panama for approximately $590,000.

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

In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised and an economic penalty would be suffered if the election was not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

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

Fair Value Measurements – In accordance with SFAS No. 157, “Fair Value Measurements,” as amended by Financial Accounting Standards Staff Position (FSP) No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," FSP 157-2, "Effective Date of FASB Statement No. 157," FSP 157-3, "Determining the Fair Value of Financial Assets when the Market for That Asset Is Not Active" and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (together referred to as SFAS 157), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The Company measures fair value for interest rate swaps and for put contracts. Although the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet dates. The Company, in accordance with FSP 157-2, delayed implementation of SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial nonrecurring assets and liabilities included on the Company’s balance sheets include items such as goodwill and long lived assets that are measured at fair value after taking into account impairment charges, if any are deemed necessary.  The Company measures fair value of assets when triggering events occur in accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, "Goodwill and Other Intangible Assets",  for business units and for goodwill impairment. The Company will adopt FSP FAS 157-4 in the fourth quarter of fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 1: Quoted market prices in active markets for identical assets or liabilities, primarily consisting of financial instruments, such as money market mutual funds, whose value is based on quoted market prices.  The Company did not revalue any assets or liabilities utilizing Level 1 inputs at the balance sheet dates. The amount invested in money market mutual funds as of May 31, 2009 and August 31, 2008 was $4.0 million and $22.5 million, respectively.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data, normally including assets and liabilities with observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps) and pricing of assets in connection with the acquisition of a business.  Valuation methodologies are based on “consensus pricing” using market prices from a variety of industry-standard data providers or pricing that considers various assumptions, including time value, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures. All are observable in the market or can be derived principally from or corroborated by observable market data for which the Company typically receives independent external valuation information. The fair value of interest rate swaps as of May 31, 2009 and August 31, 2008 was ($629,000) and ($8,000), respectively.

Level 3: Unobservable inputs that are not corroborated by market data. This is normally composed of assets or liabilities where their fair value inputs are unobservable or not available, including situations involving limited market activity, where determination of fair value requires significant judgment or estimation.  The Company did not revalue any assets or liabilities utilizing Level 3 inputs at the balance sheet dates.

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheets were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote on an annual basis in accordance with SFAS 157.

Goodwill – Goodwill resulting from certain business combinations totaled $37.7 million at May 31, 2009 and $39.2 million at August 31, 2008. The decrease in goodwill was due to the foreign exchange translation losses. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate. No impairment of goodwill has been recorded to date.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization cost and rent) as incurred.

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activity;” lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred. In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala. The closure costs recorded in fiscal year 2009 relate to these warehouse clubs, as the Company has subleased the property and building for the closed Guatemala warehouse club and continues to record expenses related to the location. During fiscal year 2007, the Company’s original San Pedro Sula, Honduras location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city.

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

Common Stock Put Agreement – The Company recorded in fiscal year 2008 a liability for a common stock put agreement (see Note 14—PSC Settlement). The Company utilized the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the fair market valuation. The Company recorded in fiscal year 2008 a year-to-date expense for the fair value of the put agreement determined as of June 11, 2008 of fiscal year 2008. On September 9, 2008 (fiscal year 2009), the Company recorded the final settlement of the liability.

Foreign Currency Translation – In accordance with SFAS No. 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet dates and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive gain or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of the costs of goods sold in the consolidated statements of income, for the first nine months of the fiscal years 2009 and 2008 were approximately ($1.3) million and $1.6 million, respectively.

Stock-Based Compensation – As of May 31, 2009, the Company had four stock-based employee compensation plans which it accounts for applying SFAS No. 123(R) ("SFAS 123(R)"), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense presented as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

The Company recognizes the tax benefits of dividends on unvested share-based payments in equity (increasing the SFAS 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassifies those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest) as required by Emerging Issues Task Force (“EITF”) EITF Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.”

      Generally Accepted Accounting Principles Hierarchy – The Company identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements by applying SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162").  Hierarchal categories include category “A”- FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants ("AICPA") Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of  the FASB; category “B”- FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; category “C”- AICPA Accounting Standards, Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force ("EITF"), and the Topics discussed in Appendix D  of EITF Abstracts ("EITF D-Topics"), category “D”- Implementation Guides ("Q&As") published by the FASB staff, AICPA  Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company therefore accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities or upon completion of tax audits, expiration of statute of limitations, or the occurrence of other events.

The Company accounts for uncertain income tax positions based on the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of May 31, 2009 and August 31, 2008, the Company had $13.7 million and $15.2 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.0 million and $4.9 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. The Company had classified $918,000 as current income taxes payable as of February 28, 2009.  In March 2009, the Company paid approximately $679,000 and reversed the remainder of the accrued liability in the amount of approximately $239,000.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the quarter ended May 31, 2009, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $147,000. For the nine months ended May 31, 2009, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $2.1 million.  The lapse of statutes of limitations in the twelve-month period ending May 31, 2010 would result in a reduction to long-term income taxes payable totaling $692,000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the balance sheet. As of May 31, 2009 and August 31, 2008, the Company had accrued $1.4 million and $3.4 million, respectively, for the payment of interest and penalties.

 The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.  In February 2009, the Company received the final resolution of a pending appeal in the Dominican Republic.  In March 2009, the Company paid the assessment in the amount of approximately $679,000.

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

Recent Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  This Statement establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  The Company is required to adopt this standard in the first quarter of fiscal year 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.  The adoption of the standard is not expected to result in a change in current practice.

In April 2009, three FASB Staff Positions (FSPs) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments”; and FSP FAS 107-1,”Interim Disclosure about Fair Value of Financial Instruments.” The Company will adopt these FSPs in its fourth quarter of fiscal year 2009.  The adoption of  these FSPs is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

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

 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The SEC approved the amendments in September 2008, establishing the effective date of this Statement as November 2008.  The adoption of  SFAS 162 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 beginning December 1, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

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

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying unaudited consolidated interim financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations. As a result of the closure of the Guam operations in December 2003 until May 2005, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income. Since the sale of the Philippine operations in August 2005, the results of the Philippine and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in September 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2009	August 31, 2008
Cash and cash equivalents	$27	$284
Accounts receivable, net	424	116
Prepaid expenses and other current assets	40	7
Other assets, non-current	666	840
Assets of discontinued operations	$1,157	$1,247
Other accrued expenses	$291	$277
Liabilities of discontinued operations	$291	$277

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

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	55	26	(27)	71
Income tax (provision) benefit	—	—	—	—
Income (loss) from discontinued operations	$55	$26	$(27)	$71

The pre-tax income (loss) from discontinued operations for the nine months ended May 31, 2009 and May 31, 2008 of approximately ($27,000) and $71,000, respectively, is the net result of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	May 31, 2009	August 31, 2008
Land	$74,659	$63,582
Building and improvements	138,285	130,237
Fixtures and equipment	80,669	75,137
Construction in progress	10,009	2,466
Total property and equipment, historical cost	303,622	271,422
Less: accumulated depreciation	(78,199)	(71,846)
Property and equipment, net	$225,423	$199,576

    Building and improvements include net capitalized interest of $1.3 million as of both May 31, 2009 and August 31, 2008.  For the nine-month period ended May 31, 2009, the Company recorded approximately $3.1 million in translation adjustments that reduced the carrying value of the total property and equipment.

    On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart Warehouse Club (see Note 13-Acquisition of Business).  Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level.  The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new two-level warehouse club and lease portions of the lot which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open by the end of calendar year 2009. Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company constructed a new PriceSmart warehouse club, which is the Company’s fifth in Costa Rica. The new PriceSmart warehouse club opened in April of fiscal year 2009. These acquisitions contributed the following property (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

The Company continued with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  Construction costs within these segments for the nine-month period ended May 31, 2009 were approximately $9.9 million, $6.6 million and $356,000, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $6.3 million, $2.7 million and $596,000, respectively, in these segments for the nine months ended May 31, 2009.  The Company acquired approximately $1.3 million of software and computer hardware for the first nine months of fiscal year 2009.

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

    Depreciation expense for the first nine months of fiscal years 2009 and 2008 was approximately $9.7 million and $8.4 million, respectively.

NOTE 5 – EARNINGS PER SHARE

Basic income per share is computed based on the weighted average common shares outstanding in the period. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential dilutive common shares include unvested restricted shares and the incremental common shares issuable upon the exercise of stock options and warrants, less shares from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.  The following table presents the calculation of the basic income per share and the diluted income per share (in thousands, except per share data):
	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net income	$8,683	$10,601	$32,069	$26,815
Determination of shares:
Average common shares outstanding	29,010	28,914	28,929	28,848
Assumed conversion of:
Stock options	98	129	103	138
Restricted stock grants(1)	94	181	132	330
Diluted average common shares outstanding	29,202	29,224	29,164	29,316

Basic income per share	$0.30	$0.37	$1.11	$0.93
Diluted income per share	$0.30	$0.36	$1.10	$0.91

(1)
Restricted stock was issued to certain employees in the three and nine month periods ended May 31, 2009 and May 31, 2008, respectively. The dilutive effect of the restricted stock issued is 1,318 shares for the nine-month period ended May 31, 2009. The effect of restricted stock issued for the three month period ended May 31, 2009 was anti-dilutive.  The dilutive effect of the restricted stock issued is 3,706 for the nine-month period ended May 31, 2008.  No restricted stock was issued during the three month period ended May 31, 2008.

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

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and unrealized gains and losses on interest rate swaps.  The unfavorable translation adjustments during the nine months ended May 31, 2009 and May 31, 2008 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of May 31, 2009 and August 31, 2008, included in retained earnings of certain subsidiaries are legal reserves of approximately $2.0 million and $1.0 million, respectively, which cannot be distributed as dividends by the Company's subsidiaries to the Company according to statutory regulations.

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

The following table summarizes the components of the stock-based compensation expense for the three and nine months ended May 31, 2009 and 2008 (in thousands), which are included in general and administrative expenses and warehouse expenses in the consolidated statement of income:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Vesting of options granted to employees and directors	$10	$30	$50	$98
Vesting of restricted stock grants	737	768	2,354	1,663
Vesting of restricted stock units	42	13	76	13
Stock-based compensation expense	$789	$811	$2,480	$1,774

      The following table summarizes stock options outstanding as of May 31, 2009, as well as the activity during the nine months then ended:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2008	280,130	$9.23
Granted	5,000	16.34
Exercised	(32,527)	6.44
Forfeited or expired	(18,816)	16.36
Shares subject to outstanding options at May 31, 2009	233,787	$9.19

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of May 31, 2009, options to purchase 215,987 shares were exercisable and there were 871,817 shares of the Company's common stock reserved for future issuance, of which 622,030 shares are available for future grants. The following table summarizes information about stock options outstanding and options exercisable as of May 31, 2009:

Range of Exercise Prices	Outstanding as of May 31, 2009	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of May 31, 2009	Weighted-Average Exercise Price on Options Exercisable as of May 31, 2009
$6.13 – $8.90	197,787	0.80	$6.29	196,187	$6.27
8.91 – 20.00	14,000	4.07	16.31	4,200	16.58
20.01 – 39.00	22,000	2.35	30.77	15,600	33.70
$6.13 – $39.00	233,787	1.14	$9.19	215,987	$8.45

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at May 31, 2009 was $2.1 million and 0.87 years, respectively.   The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at May 31, 2009 was $2.1 million and 1.14 years, respectively.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2009 and 2008:

	Nine Months Ended
	May 31, 2009	May 31, 2008
Risk free interest rate	2.02%	3.25%
Expected life	5 years	5 years
Expected volatility	53.55%	47.74%
Expected divided yield	1.8%	1.2%

      In fiscal year 2006, the Company began granting restricted stock. The restricted stock grants vest over a five-year period, with the unvested portion being forfeited if the employee leaves the Company before the vesting period is completed. Restricted stock grant activity for the nine months ended May 31, 2009 and May 31, 2008 was as follows:

	Nine Months Ended
	May 31, 2009	May 31, 2008
Grants outstanding at August 31, 2008 and August 31, 2007, respectively	748,860	566,250
Granted	103,950	349,850
Cancelled	(17,677)	(11,270)
Vested	(198,124)	(131,810)
Grants outstanding at May 31, 2009 and May 31, 2008, respectively	637,009	773,020

The remaining unrecognized compensation cost related to unvested options and restricted stock grants at May 31, 2009 and 2008 was approximately $8.3 million and $11.6 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.4 years and 3.3 years, respectively.  The excess tax benefit (deficiency) on stock-based compensation related to options and restricted stock grants for the nine months ended May 31, 2009 and May 31, 2008 was approximately ($175,000) and $762,000 respectively.

Cash proceeds from stock options exercised, tax benefits related to stock-based compensation and the intrinsic value related to total stock options exercised during the nine months ended May 31, 2009 and May 31, 2008 are summarized in the following table (in thousands):

	Nine Months Ended
	May 31, 2009	May 31, 2008
Proceeds from stock options exercised	$210	$921
Intrinsic value of stock options exercised	$365	$854

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total restricted stock units activity, relating to the 2001 Plan for the nine months ended May 31, 2009 and 2008 was as follows:

	Nine Months Ended
	May 31, 2009	May 31, 2008
Grants outstanding at August 31, 2008 and August 31, 2007, respectively	20,000	—
Granted	—	20,000
Released	(4,000)	—
Grants outstanding at May 31, 2009 and May 31, 2008, respectively	16,000	20,000

In fiscal year to date 2009 and 2008, the Company repurchased 68,055 and 45,015 shares respectively of common stock from employees for approximately $1.1 million and $1.4 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants and exercise of stock options.

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala.  In fiscal year 2007, the Company sold the East Santo Domingo warehouse club located in the Dominican Republic, for which the Company recorded a Note receivable of approximately $2.1 million.  In fiscal year 2009, the Company collected the full outstanding balance of this note receivable. The Company subleased the warehouse club located in Guatemala and recorded the net present value of the closed warehouse club lease obligation (see Note 9 and Note 18 for further detail on the lease obligation recorded and the subsequent event regarding the closed Guatemala location). In fiscal year 2007, the Company closed its San Pedro Sula, Honduras location which was subsequently sold and relocated to a new site which was acquired in fiscal year 2006 in another section of the city.  During fiscal year 2008, the Company recorded an impairment charge of approximately $449,000 for bulk packaging equipment that was unusable. For the first nine months of fiscal year 2009, the Company has recorded a credit for impairment charge of approximately ($5,000) due to the sale of previously impaired bulk equipment.

A reconciliation of the changes and related liabilities derived from the closed warehouse clubs as of May 31, 2009 is as follows (in thousands):

	Liability as of August 31, 2008		Charged to Expense		Cash (Paid)/ Received	Non-cash Amounts	Liability as of May 31, 2009
Lease obligations	$3,677	(1)	$201	(2)	$(127)	$—	$3,751	(3)
Asset impairment	—		(5)	(4)	5	—	—
Other associated costs	—		20		(20)	—	—
Total	$3,677		$216		$(142)	$—	$3,751

(1)	Amount includes $3.5 million of accrued closure costs and $188,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of August 31, 2008.
(2)	Amount of additional lease obligations due to increase in rent for closed warehouse club in Guatemala (fiscal year 2009).
(3)	Amount includes $3.6 million of accrued closure costs and $194,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of May 31, 2009.
(4)	Gain on sale of previously impaired equipment.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2010 and July 5, 2031.

As of May 31, 2009, our warehouse club buildings occupied a total of approximately 1,656,332 square feet, of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

Location (1)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Option(s) to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	31,575	February 28, 2010	none

(1)
Former clubs located in Guam and Guatemala are not included; these warehouse clubs were closed in fiscal years 2004 and 2003, respectively. The respective land and building are currently subleased to third-parties. See Note 18 regarding the subsequent event for the closed Guatemala location.

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended February 28,	Open Locations (1)	Closed Location (2)
2010	$6,170	$392
2011	5,759	327
2012	5,373	321
2013	5,566	321
2014	5,612	321
Thereafter	52,579	3,493
Total	$81,059	$5,175	(3)

(1)	Operating lease obligations have been reduced by approximately $753,000 to reflect sub-lease income.
(2)
The net present value of the closed Guatemala warehouse club lease obligation (net of expected sublease income) has been recorded on the consolidated balance sheets under the captions “Other accrued expenses” and “Accrued closure costs.” See Note 18 for subsequent event with regard to the closed Guatemala location.

(3)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $2.2 million; projected sublease income for this location is approximately $2.6 million, yielding no net projected obligation.

The Company also has an equipment lease (IBM). The Company’s annual future minimum lease payments are approximately $107,000; this lease expires on November 30, 2010.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company has operating lease agreements for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases from owned property as of May 31, 2009 (in thousands):

Periods ended May 31,	Amount
2010	$1,824
2011	1,630
2012	1,148
2013	956
2014	923
Thereafter	7,116
Total	$13,597

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures. The Company believes it has accrued for probable and estimable exposures in accordance with SFAS 5, "Accounting for Contingencies."  As of May 31, 2009 and August 31, 2008, the Company had recorded within other accrued expenses a total of $2.3 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of probable additional income tax liability in accordance with the provisions of FIN 48 and in evaluating the exposure associated with various non-income tax filing positions.  Due to these limitations future actual losses may exceed projected losses, which could materially adversely affect the Company's operating results or financial condition.

      See Note 15-Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

      The Company contracts for distribution center services in Panama and Mexico.  The contracts for these distribution center services expire on August 31, 2009 and December 31, 2011, respectively.  Future minimum service commitments related to these contracts for the periods less than one year and for one year to three years are approximately $185,000 and $197,000, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2009 and August 31, 2008, the Company had bank credit agreements and lines of credit for $25.0 million and $19.3 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage in the borrowing subsidiary. Each of the facilities expires during the year and is normally renewed. As of May 31, 2009 and August 31, 2008, borrowings, lines and letters of credit totaling approximately $6.0 million and $4.1 million, respectively, were outstanding under these facilities, leaving approximately $19.0 million and $15.2 million respectively available for borrowings. Of these outstanding amounts as of May 31, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $5.8 million and $3.5 million, respectively, outstanding in short-term borrowings, at a weighted-average interest rates of 7.2% and 8.8%, respectively.

As of May 31, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries had $32.5 million and $25.8 million, respectively, outstanding in long-term borrowings.  Of this amount, approximately $421,000 relates to a loan from Prico Enterprises (see Note 15-Unconsolidated Affiliates). As of May 31, 2009 and August 31, 2008, $7.6 million and $8.5 million, respectively, relate to loans that require the Barbados entity to comply with certain annual financial covenants, which include debt service and leverage ratios. During the second quarter, the Company determined that it was not in compliance with the covenants described in the underlying contracts for a certain location. However, the bank has provided written commitments to work with the Company to modify the contractual language to better reflect the original intent of this covenant. In the meantime, the Company has obtained a written waiver from the bank with respect to such non-compliance. The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage during the term of the debt.  The carrying amount of the non-cash assets assigned as collateral for long-term debt was $44.6 million and $32.2 million as of May 31, 2009 and August 31, 2008, respectively.

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

On November 20, 2008, the Company entered into an interest rate swap agreement with an effective date of October 9, 2008 with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan entered into on August 26, 2008. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the $9.0 million loan and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

On February 13, 2008, the Company entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in Barbados dollars on November 15, 2007. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until May 15, 2013). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million loan and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap is paid to or received from Citibank N.A. semi-annually.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For the nine months ended May 31, 2009 and May 31, 2008, the Company included the gain or loss on the hedged items (that is, fixed-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Swaps	Interest expense on Borrowings
Interest expense for the nine months ended May 31, 2009	$558	$523
Interest expense for the nine months ended May 31, 2008	$70	$152

 PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of May 31, 2009	Notional Amount as of August 31, 2008
RBTT	$8,325	$-
Citibank N.A.	$3,825	$4,275
Total	$12,150	$4,275

In accordance with SFAS No. 157, “Fair Value Measurements" (“SFAS 157”), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period as further described within Note 2.  The following tables summarize the effect of the fair valuation of derivative instruments (in thousands):

	Liability Derivatives
	May 31, 2009		August 31, 2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$629	Other Accrued Expenses	$8
Total derivatives designated as hedging instruments under Statement 133 (2)		$629		$8

(1)	The effective portion of the interest rate swaps was recorded as a debit to accumulated other comprehensive loss for $629,000 as of May 31, 2009.
(2)	There were no derivatives not designated as hedging instruments under Statement 133.

The effect of derivative instruments on the consolidated income statement for the three and nine months ended May 31, 2009 and May 31, 2008 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended May 31,		Nine Months Ended May 31,
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) recognized in Income on Derivative	2009	2008	2009	2008
Interest rate swaps	Interest income/(expense)	$(36)	$8	$(93)	$11
Total		$(36)	$8	$(93)	$11

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

In September 2008 (fiscal year 2009), the Company acquired all the common shares of Weinar Resources Inc.  Weinar Resources' only asset (it had no liabilities) was 13,102 square meters of land located in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart warehouse club. Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level. The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in fiscal year 2010.  The Company acquired Weinar Resources for approximately $2.9 million.  The fair values of the land acquired in connection with the acquisition were estimated in accordance with SFAS No. 141, “Business Combinations” utilizing valuation techniques consistent with the market  approach, utilizing observable inputs defined as Level 2 inputs under SFAS No. 157, "Fair Value Measurements" to determine the pricing of the assets. The Company negotiated and determined the fair value of the land utilizing market conditions and comparable pricing in estimating the fair value. No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. The Put Agreement required PSC to use commercially reasonable efforts to sell these remaining shares during a 60 day period commencing as of the date of the Put Agreement. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold. On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of these shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008, (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

 Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were approximately $17.9 million from available operating funds in fiscal year 2008. Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds was subject to performance by the PSC Parties of certain actions. On August 31, 2008 approximately $250,000 remained held in escrow. As of May 31, 2009, fiscal year 2009, no amounts remain held in escrow.  Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that totaled approximately $530,000 in fiscal year 2008.  The Company incurred additional non-cash expenses of approximately $56,000 for the write-off of fixed assets and other assets related to the PSC Settlement in fiscal year 2008.  Cash expenses incurred for escrow fees related to the settlement for approximately $16,500 were also recorded in fiscal year 2008. No additional cash or non-cash expenditures were incurred during the first nine months of fiscal year 2009.

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

As a result of the executed legal settlement with PSC, S.A. and related entities, the following items were recorded:

•
For the first nine months and for the entire fiscal year 2008, additional reserves of approximately $1.3 million were recorded for costs associated with the settlement incurred in excess of the initial $5.5 million reserve established in fiscal year 2007 relating to both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC, S.A. and related entities.  No additional reserves were established for the first nine months of fiscal year 2009.

•
For the first nine months and for the entire fiscal year 2008, the Company recorded approximately $120,000 for the cost associated with the market valuation of the put agreement.  No additional costs to record the fair value of the put arrangement were recorded for the first nine months of fiscal year 2009.

•
For the first nine months and for the entire fiscal year 2008, the Company in accordance with the Company’s accounting policy recorded the reclassification of approximately $1.7 million and $161,000, respectively, from additional paid in capital to a liability account, common stock subject to put agreement.  On September 9, 2008, fiscal year 2009, the Company recorded the final settlement of the liability.

•
In the fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the approximately $6.8 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC, S.A. and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  The Company did not record any tax benefits or liabilities due to the put settlement during the first nine months of fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 15 – UNCONSOLIDATED AFFILIATES

The Company's investments in unconsolidated affiliates are accounted for under the Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and the Financial Accounting Standards Board Interpretation 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)").  APB 18 establishes that investments in common stock are initially recorded as an investment in the stock of an investee at cost, and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.  FIN 46(R) defines how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity or to reflect its investment in that entity's common stock utilizing the equity method of accounting. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

On September 24, 2008 the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity Golf Park Plaza, S.A.    The Company recorded an initial investment in Golf Park Plaza of approximately $4.6 million.  The Company and FIDAU have each agreed to contribute at least $2.5 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of May 31, 2009, no additional capital contributions have been made by the Company. On September 24, 2008, Golf Park Plaza acquired 38,331 square meters of real estate, upon which a retail center will be constructed.

On September 29, 2008 the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica with the Company and JBE each owning a 50% interest in the joint venture Price Plaza Alajuela, S.A.  ("PPA"). The Company recorded an initial investment in PPA of approximately $2.2 million. The Company and JBE have each agreed to contribute at least $2.0 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of May 31, 2009, the Company made additional capital contributions of approximately $377,000.  On September 29, 2008, PPA acquired 21,576 square meters of real estate, upon which the retail center will be constructed.

On September 29, 2008 the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture. The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its minority interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of May 31, 2009 is approximately $421,000. The Company has reflected this amount as a long-term debt within its balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  On September 29, 2008, 4,996 square meters of real estate were acquired by this entity. As of May 31, 2009 there are no commitments to make additional capital contributions to this joint venture.

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31, 2009	August 31, 2008
Current assets	$53	$—
Noncurrent assets	15,305	—
Current liabilities	33	—
Noncurrent liabilities	$—	$—

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net loss	$(16)	$—	$(40)	$(35)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: On February 23, 2007, the Company entered into an agreement with PFD Ivanhoe, Inc. to purchase its 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.  From time to time, members of the Company’s management use additional private planes owned in part by PFD Ivanhoe to travel to business meetings in Central America and the Caribbean. The Price Group owns 100% of the stock of PFD Ivanhoe, and Sol Price, Robert Price, Jack McGrory and Sherry Bahrambeygui are officers of PFD Ivanhoe. The Price Group’s members include Sol Price, Robert E. Price, Murray Galinson and Jack McGrory.  Mr. Sol Price is a significant stockholder of the Company and is the father of Mr. Robert E. Price, the Company's Chairman and Chief Executive Officer.  Mr. Galinson is a member of the Company's Board of Directors and Mr. McGrory is a former member of the Board of Directors and a former employee of the Company. Under the "original use agreement," if the passengers are solely Company personnel, the Company reimburses PFD Ivanhoe for a portion of the fixed management fee and additional expenses PFD Ivanhoe incurred as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel, the Company has an agreement to reimburse PFD Ivanhoe for use of other aircraft based on the amounts the passengers would have paid if they had flown a commercial airline if one or more of the passengers is a member of the Price Group (including Robert E. Price). The Company paid approximately $16,000 and $77,000 for the nine months ended May 31, 2009 and May 31, 2008, respectively, for these services.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 14 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008. The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first nine months of fiscal year 2008. Mr. Zucher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $1,000 of legal expenses with this firm during the first six months of fiscal year 2008.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $398,000 in rental income for this space during the first six months of fiscal year 2008. Mr. Zurcher is also a director of Banco Promerica, from which the Company has recorded approximately $148,000 of rental income during the six months of fiscal year 2008 for space leased to it by the Company.  On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated, that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolves the previously disclosed disputes that had been pending between the Company and the PSC Parties.

Relationship with Grupo Gigante, S.A.B. de C.V. (“Gigante”): In January 2002, the Company entered into a joint venture agreement with Gigante to initially open four PriceSmart warehouse clubs in Mexico (“PSMT Mexico, S.A. de C.V.”). Due to the historical operating losses and management's assessment, the Company and Gigante decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. ("PSMT Mexico") effective February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005. On October 31, 2007, the Company sold its 50% interest in PSMT Mexico for $2.0 million in cash to Gigante. The sales price reflected the net book value of the Company’s investment in PSMT Mexico as of August 31, 2007.  Gigante owned approximately 1.7 million shares of common stock of the Company as of April 30, 2009. In addition, Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.

Relationships with Price Charities: During the first nine months of fiscal year 2009 and 2008, the Company sold approximately $52,000 and $38,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price.

Relationships with Price Plaza Alajuela PPA, S.A.: During the first nine months of fiscal year 2009, the Company collected approximately $31,000 for advisory and construction services fees.

The Company believes that each of the related-party transactions described above were on terms that the Company could have obtained from unaffiliated third parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SEGMENT REPORTING

      The Company is principally engaged in international membership shopping warehouse clubs operating primarily in Central America and the Caribbean. The Company operates in three segments based on geographic area and measures performance on operating income (loss). Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so. The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company's reportable segments are based on management responsibility. For the first nine months of fiscal year 2009, the operating income of the United States, Central America and Caribbean Operations does not contain charges related to the PSC litigation and the  PSC Settlement, including the put agreement.  For the nine-month period ended May 31, 2008 and for the entire fiscal year ended August 31, 2008, the Central American and Caribbean operating income includes $1.3 million of charges related to the PSC Settlement (see Note 14-PSC Settlement).  The Company has adjusted information related to its Operating income and Income from continuing operations segments, for the nine months ended May 31, 2008 and the fiscal year ended August 31, 2008.  These adjustments relate to the support charges charged by the United States Operations to the Central and Caribbean Operations. The adjustments allocate these charges into the Central America and Caribbean Operations from the United States Operations. The Company has also adjusted information related to its identifiable assets in connection with the Company’s accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", ("SFAS 109") as disclosed in Note 1, for the fiscal year ended August 31, 2008.  Information related to our segments for the nine months ended May 31, 2009 and adjusted May 31, 2008, and the fiscal year ended August 31, 2008 is as follows (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Total
Nine Months Ended May 31, 2009
Total revenue	$2,826	$558,077	$385,642	$946,545
Asset impairment and closure (costs) income	—	(360)	144	(216)
Operating income	6,514	22,787	16,317	45,618
Interest income	137	137	43	317
Interest expense	(33)	(535)	(1,307)	(1,875)
Income tax expense	(1,350)	(6,008)	(4,339)	(11,697)
Income from continuing operations	5,429	16,210	10,457	32,096
Loss from discontinued operations, net of tax	(27)	—	—	(27)
Depreciation and amortization	(695)	(5,340)	(3,665)	(9,700)
Goodwill	—	32,601	5,140	37,741
Assets of discontinued operations	1,157	—	—	1,157
Identifiable assets	38,769	279,942	155,138	473,849

Nine Months Ended May 31, 2008
Total revenue	$1,140	$498,073	$328,700	$827,913
Asset impairment and closure (costs) income	—	(799)	96	(703)
Operating income	2,396	21,700	11,448	35,544
Interest income	752	193	68	1,013
Interest expense	—	(496)	(454)	(950)
Income tax (expense) benefit	366	(5,574)	(3,078)	(8,286)
Income from continuing operations	3,514	15,414	7,816	26,744
Income (loss) from discontinued operations, net of tax	71	—	—	71
Depreciation and amortization	(555)	(4,636)	(3,174)	(8,365)
Goodwill	—	33,639	5,314	38,953
Assets of discontinued operations	1,542	—	—	1,542
Identifiable assets	43,595	245,990	137,091	426,676

Year Ended August 31, 2008
Total revenue	$1,564	$670,822	$447,490	$1,119,876
Asset impairment and closure (costs) income	—	(1,174)	32	(1,142)
Operating income	3,730	28,667	16,029	48,426
Interest income	883	231	79	1,193
Interest expense	—	(755)	(690)	(1,445)
Income tax expense	(470)	(6,293)	(2,361)	(9,124)
Income from continuing operations	4,044	21,468	12,698	38,210
Income (loss) from discontinued operations, net of tax	(104)	—	—	(104)
Depreciation and amortization	(806)	(6,217)	(4,347)	(11,370)
Goodwill	—	33,639	5,609	39,248
Assets of discontinued operations	1,247	—	—	1,247
Identifiable assets	61,876	254,333	135,203	451,412

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SUBSEQUENT EVENTS

    On June 3, 2009 Pricesmart (Guatemala), Sociedad Anonima (“PSG”), a wholly owned subsidiary of the Company, finalized an agreement with Inversiones Minalo, Sociedad Anonima (“IMSA”) to transfer all rights and obligations as landlord for the property known as Guatemala Plaza.  PSG paid IMSA approximately $3.5 million to transfer to IMSA the risks and costs as a consequence of IMSA assuming the rights and obligations as the landlord.  The Guatemala Plaza warehouse was vacated by PSG in fiscal year 2003. PSG was obligated to pay rent under a lease agreement for the warehouse with Inmobiliaria San Antonio, Sociedad Anonima (“ISA”) and subleased the space to a tenant, Tiendas Carrion, Sociedad Anonima (“TCSA”). PSG, in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activity,” applied the guidance on accounting for costs to terminate an operating lease and as such has recorded closing costs for the net present value of future cash flows of approximately $3.8 million for which long-term and short-term lease liability accounts have been carried.  The settlement of this obligation will result in approximately $651,000 of operating income in the fourth quarter of fiscal year 2009, which will be recorded in the closure costs line in the statement of income.

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2009 (fiscal year 2009) and May 31, 2008 (fiscal year 2008), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2009 and May 31, 2008 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2009)	Number of Warehouse Clubs in Operation (as of May 31, 2008)	Ownership (as of May 31, 2009)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	26	25

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

At the end of May 2009 and 2008, the total number of the Company’s consolidated warehouse clubs in operation was 26 and 25, respectively, operating in 11 countries and one U.S. territory. The average age of the 26 and 25 warehouse clubs in operation as of May 31, 2009 and May 31, 2008 was 91 months and 83 months, respectively.

In addition to the warehouse clubs operated directly by the Company (or through a joint venture in the case of Trinidad), there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

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

General Economic Factors

·             The economic slowdown in the U.S. and other major world economies is having a negative impact on the economies of most of those countries where PriceSmart operates.  Flat or declining expatriate remittances, falling U.S. demand for exports from Central America (particularly affecting the maquila export sector in Guatemala and Honduras), and reduced tourism from the U.S. and Europe are all contributing to recessionary pressures and falling consumer confidence in many of the Company’s markets. Reduced overall consumer spending has and will likely continue to affect sales for the Company to both the retail and wholesale member.

·             Many PriceSmart markets are susceptible to foreign exchange rate volatility. Exchange rate changes either increase or decrease the cost of imported products. Approximately 47% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company's net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products. However, appreciation in local currencies makes imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.

Current and Future Management Actions

·             Due to the slowing economic environment in the Company’s markets, management has noted a shift in member demand toward more consumable merchandise purchases. In this respect, the Company is carefully monitoring inventory mix and levels, while maintaining its pricing leadership position and aggressively pursuing buying opportunities.

·            The Company’s strategy is to continually seek ways to reduce prices for its members.  This involves improving purchasing and lowering operating expenses.  The strong growth in sales that the Company has experienced over the last three years has improved the Company’s buying power and has resulted in leveraging of costs.  This allows for reduced prices, thereby providing better value to PriceSmart members.

·              In fiscal year 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida.  The additional space has permitted the Company to more efficiently service the PriceSmart warehouse club locations and to realize efficiencies in distribution operating expenses.  In addition, the Company added space to its existing leased frozen and refrigerated distribution center which will meet the Company’s projected capacity needs for at least the next year, during which time the Company will evaluate the need to relocate to a larger facility.

·            The Company offers a co-branded credit card to PriceSmart members in Central America in partnership with a bank in the region.  The program allows for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as provides benefits to club members.  Management anticipates that as more members obtain and use the card, the Company will see increased savings related to credit card costs.  Also, over the past nine months the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in partnership with a bank in that region.  The initial response from members has been good, and management expects to grow the use of the co-branded card in those markets in the future resulting in reduced credit card processing fees and increased value for members.

·           Based on the success of previously expanding the size of certain PriceSmart buildings, the Company has been working on expanding two additional warehouse clubs over the past nine months.  The expansion of the warehouse club in Nicaragua was completed in April 2009 and the club is now operating with the additional sales floor space of approximately 8,600 square feet.  The expansion of the warehouse club in Aruba is in progress, the Fresh food area expansion consisting of perishable merchandise was completed in February 2009, adding approximately 1,400 square feet and the expansion on the building to add more sales floor space is expected to be completed by the end of July 2009, which will add approximately 9,000 square feet.

·            The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  The new Costa Rica warehouse club, the fifth PriceSmart warehouse club in that country, opened in April 2009. In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it is currently constructing a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open by the end of calendar year 2009.  In addition, the Company is conducting a due diligence review on a site in the Dominican Republic, as to which the Company has entered into an option to purchase agreement.  Assuming that all conditions are met and the land is acquired, the Company plans to construct and open a third warehouse club in the Dominican Republic in the second half of calendar year 2010.  Finally, the Company continues to examine Colombia as a potential new market for multiple PriceSmart warehouse clubs.

·             The Company’s policy is to own its real estate wherever possible because of the lower operating expenses associated with ownership and because a successful PriceSmart warehouse club historically has enhanced adjacent real estate values. In acquiring suitable sites for new warehouse clubs, the Company sometimes is required to purchase a land parcel that is larger than what is typically needed for the warehouse club itself.  In those cases, the Company may utilize the additional land for commercial real estate developments. For example, the Company purchased a 50% interest in the joint ventures that own and will develop additional land adjacent to the new warehouse club sites in Panama and Costa Rica as commercial shopping centers. With respect to the Trinidad site acquisition, the Company is planning to develop approximately 50% of that site for retail shops.

Key items for the first nine months of fiscal year 2009 included:

·            Net warehouse club sales increased 14.2% over the prior year, resulting from a 11.6% increase in comparable warehouse club sales for the 39 weeks ended May 31, 2009 (that is, sales in warehouse clubs that have been open for greater than 13.5 months) and the opening of three new warehouse clubs, two of which were open for just a portion of the nine months ended May 31, 2008 (one opened in November 2007 and one in December 2007) and one opened in the current nine month period (April 2009).

·             Membership income for the first nine months of fiscal year 2009 increased 12.3% to $13.3 million as a result of a 9% increase in membership accounts from May 31, 2008 to May 31, 2009, continued strong renewal rates at 84% and a 2% increase in the average membership fee.

·            Gross profits (net warehouse club sales less associated cost of goods sold) increased 12.0% over the prior year due to increased warehouse sales, and gross margin decreased 28 basis points as a percent of net warehouse sales partially related to the effect of foreign exchange rate movements and more competitive pricing.

·             Selling, general and administrative expenses as a percentage of net warehouse club sales improved 53 basis points, as higher sales offset increased operating costs of the warehouse clubs (including wages, utilities, and repairs and maintenance) and the additional costs associated with the three warehouse clubs opened in fiscal years 2008 and 2009.

·            Operating income for the first nine months of fiscal year 2009 was $45.6 million, which included approximately $216,000 in asset impairment and closure costs, and $443,000 of pre-opening expenses.

·            Net income for the first nine months of fiscal year 2009 was $32.1 million, or $1.10 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008

Net warehouse club sales increased 7.8% to $299.6 million in the third quarter of fiscal year 2009 from $278.0 million in the third quarter of fiscal year 2008. The sales growth reflects the Company’s ongoing efforts in the selection and value of the merchandise carried in the clubs. Sales transactions grew 11% in the third quarter of fiscal year 2009, compared to the same period last year, which the Company believes reflects that members continue to find value in the quality and price of items offered by PriceSmart despite the challenging economic conditions present in most of the markets.  However, the average dollar value of those transactions decreased 3% indicating both a shift in buying from higher ticket discretionary items (such as appliances, electronics, and furniture) to food and consumable products; and is also a likely reflection of reduced overall buying power and a reduction in sales to the Company's wholesale members.  Food and consumable sales grew 11.5%, and non-consumable product sales decreased 5.2%. The addition of the new club in Costa Rica, which opened on April 17, 2009, accounted for approximately 2% of the overall sales growth in the quarter compared to the same quarter a year ago, although some of those sales were from existing members who would have previously shopped at one of the other four Costa Rican clubs.

	Warehouse Club Sales for the Three Months Ended
	May 31, 2009		May 31, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$178,966	59.7%	$165,940	59.7%	$13,026	7.8%
Caribbean	120,605	40.3%	112,039	40.3%	8,566	7.6%
	$299,571	100.0%	$277,979	100.0%	$21,592	7.8%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 6.2% for the 13-week period ended May 31, 2009 compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 were not used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the new warehouse club opened in Trinidad on December 13, 2007 was not used in the calculation of comparable warehouse club sales until the month of February 2009.  The new warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation until July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the third quarter of fiscal year 2009 increased $1.8 million to $43.7 million, or 14.6% of net warehouse club sales, from $41.9 million, or 15.1% of net warehouse club sales, in the third quarter of fiscal year 2008. The increase in warehouse gross profit margin dollars was largely due to higher sales. As a percentage of sales, warehouse net profit margin decreased 48 basis points resulting from a combination of competitive pricing actions across most merchandise categories, most notably hard-lines, and the year over year effects of foreign exchange.  Last year, in the third quarter of fiscal year 2008 the Company recognized a 29 basis point gain to gross profit margin related to foreign currency exchange effects.  The change in the merchandise mix of sales did not itself have a measureable impact on gross profit margin as a percent of sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 10.4% to $4.5 million, or 1.5% of net warehouse club sales, in the third quarter of fiscal year 2009 compared to $4.1 million, or 1.5% of net warehouse club sales, in the third quarter of fiscal year 2008. The increase in membership income reflects both a 9% increase in the number of membership accounts and a 1.8% increase in the average membership fee. The membership renewal rate for the 12-month periods ended May 31, 2009 and May 31, 2008 was 84%. Total membership accounts as of May 31, 2009 were approximately 641,000, an increase of approximately 55,000 accounts over the end of May 2008.

    Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income was $1.4 million in the third quarter of fiscal year 2009, compared to $1.2 million in the third quarter of fiscal year 2008.

Warehouse club operating expenses increased 6.4% to $28.2 million, or 9.4% of net warehouse club sales, in the third quarter of fiscal year 2009 from $26.5 million, or 9.5% of net warehouse club sales, in the third quarter of fiscal year 2008.  Of the $1.7 million increase, $1.0 million related to increased payroll-related expenses, including stock compensation expense and $366,000 related to increased operating costs for repair and maintenance,  security services and supplies. Utilities costs decreased $383,000, or 13%, resulting from reduced utility rates. Marketing costs increased $94,000 primarily as a result of the launch costs associated with the Company’s Caribbean co-branded credit card in the third quarter of fiscal year 2009. The overall program has been successful with credit card costs declining $111,000 and as a percentage of warehouse sales, declining ten basis points in the third quarter of fiscal year 2009, compared with the third quarter of fiscal year 2008. Depreciation expense increased $163,000 from the third quarter of fiscal year 2008 related to the new Costa Rica warehouse club and on-going capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua.

General and administrative expenses were $8.0 million, or 2.7% of net warehouse club sales, for the third quarter of fiscal year 2009, compared to $7.5 million, or 2.7% of net warehouse club sales, in the third quarter of fiscal year 2008 primarily related to increased expenses for salaries and associated benefits for the Company's corporate and US buying operation, including stock compensation expense totaling $394,000.

 Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in the third quarter of fiscal year 2009 were $344,000 related to the new warehouse club in Costa Rica which opened in April 2009.

Included in the results for the third quarter of fiscal year 2008 was a credit of $2.1 million based on the re-measurement of the fair market value of the previously disclosed put rights granted to PSC, S.A. and related entities as of May 31, 2008 and net of additional costs incurred as part of the PSC legal settlement.  A total of 64,739 shares of the Company's common stock from the original 679,500 shares that were subject to the put right were not sold during the period from February 8, 2008 to May 31, 2008.  Applying the Black-Scholes method of valuation to the remaining shares at the May 31, 2008 closing stock price of $23.45, the fair market value of the put right at the end of the third quarter of fiscal year 2008 was $94,000.  The Company had recorded a charge of $2.2 million in the second quarter of fiscal year 2008 to reflect the value of the put rights at the end of that quarter.  The put right expired on June 11, 2008 and the Company agreed to acquire the remaining 64,739 shares at a price of $25.00.  These matters were settled during fiscal year 2008 and no additional charges have been realized or are expected to be realized in fiscal year 2009.

      Asset impairment and closure costs (income) for the third quarter of fiscal year 2009 were ($48,000) compared to $670,000 in the third quarter of fiscal year 2008. The 2009 activity relates to a credit of ($92,000) relating to interest income from the note receivable in the Dominican Republic, offset by $44,000 in net charges for the closed but subleased Plaza Guatemala location recorded for the third quarter of fiscal year 2009.  In fiscal year 2008, a $640,000 non-cash charge was recorded to recognize a decrease in net present value of future cash flows over the remaining lease life for the closed but subleased Plaza Guatemala location as a result of a rent increase to the Company from the landlord. Subsequent to May 31, 2009, the Company reached an agreement with the landlord to buy itself out of the remaining term of the lease, whereby the Company was released from any further obligations under the lease for this site.

Operating income for the quarter was $13.2 million, or 4.4% of net warehouse club sales, compared to $14.6 million, or 5.3% of net warehouse club sales, in the third quarter of fiscal year 2008.

 Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits securing either long-term debt or working capital lines of credit. Interest income was $76,000 in the third quarter of fiscal year 2009, compared to $254,000 in the third quarter of fiscal year 2008. The decrease primarily reflects lower interest rates associated with cash on deposit in the current period compared to a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $685,000 in the third quarter of fiscal year 2009, from $437,000 in the third quarter of fiscal year 2008, resulting from an increase in debt held by the Company to finance the acquisition of land and the subsequent construction of announced new warehouse clubs.

      Tax expense for the third quarter of fiscal year 2009 was $4.0 million on pre-tax income of $12.7 million, as compared to $3.7 million on pre-tax income of $14.3 million for the third quarter of fiscal year 2008.  The increase in the effective tax rate to 31.3% in the third quarter of fiscal year 2009 from 25.7% in the third quarter of fiscal year 2008 is primarily the result of $2.1 million of pre-tax income arising from a non-taxable gain recorded upon reversal of a reserve previously established in connection with the put arrangement due to the PSC settlement in fiscal year 2008. In addition, the increase is also the result of certain subsidiaries generating pre-tax income, but utilizing net operating losses with a full valuation allowance in the same period of fiscal year 2008 as many of these valuation allowances were reversed in the fourth quarter of 2008.

       For the third quarter of fiscal year 2009, the Company reported approximately $8,000 in losses from its unconsolidated affiliates in Costa Rica and Panama. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $61,000 in the third quarter of fiscal year 2009. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $76,000 was allocated to the minority stockholders’ interest.

Income from continuing operations for the third quarter of fiscal year 2009 was $8.6 million compared to $10.6 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the third quarter of fiscal year 2009, the Company recognized income of $55,000. In the same period in fiscal year 2008, the Company recognized income of $26,000.  In both cases these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008

Net warehouse club sales increased 14.2% to $926.3 million in the first nine months of fiscal year 2009, from $811.4 million in the first nine months of fiscal year 2008. In general, the Company’s sales continue to grow although at a slower pace in the most recent months compared to earlier in the fiscal year due to a slowing economic environment in the markets in which its warehouse clubs operate.  Warehouse sales growth is primarily due to a growing membership base and the opening of three new warehouse clubs over the period from November 2007 to the present.  The Company opened two new warehouse clubs in the first nine months of fiscal year 2008: one in Guatemala which opened on November 14, 2007, and one in Trinidad which opened on December 13, 2007. On April 17, 2009 the Company opened a third warehouse club, this one in Alajuela, Costa Rica.  The following table indicates the percent growth in net warehouse club sales in the Company’s Central America and Caribbean segments:

	Warehouse Club Sales for the Nine Months Ended
	May 31, 2009		May 31, 2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$546,123	59.0%	$487,507	60.1%	$58,616	12.0%
Caribbean	380,206	41.0%	323,875	39.9%	56,331	17.4%
	$926,329	100.0%	$811,382	100.0%	$114,947	14.2%

Same-warehouse club sales, which include warehouse clubs open at least 13 1/2 full months, increased 11.6% for the 39 weeks ended May 31, 2009, compared to the same period a year earlier. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculation was open at least 13 1/2 calendar months before its results for the current period were compared to its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 were not used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the sales related to the warehouse club opened in Trinidad on December 13, 2007 were not used in the calculation of comparable warehouse club sales until the month of February 2009.  The sales related to the warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation until July 2010.

The Company’s warehouse club gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) in the first nine months of fiscal year 2009 increased $14.6 million to $136.1 million, or 14.7% of net warehouse sales, from $121.5 million, or 15.0% of net warehouse sales in the prior period. The increase in warehouse gross profit margin dollars was primarily due to higher sales in the current period as compared to the prior period. As a percentage of sales, warehouse club gross profit margin in the first nine months of fiscal year 2009 was 28 basis points below that in the first nine months of fiscal year 2008 as actions to maintain competitive pricing and year-on-year negative foreign currency exchange effects exceeded the offset from improvements in merchandise distribution costs and shrink results.  In the current nine-month period, the Company recorded $1.3 million (0.14% of sales) in foreign exchange related costs, compared to a foreign exchange related gain of $1.6 million (0.20% of sales) in the same nine-month period of fiscal year 2008.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 12.7% to $13.3 million in the first nine months of fiscal year 2009 compared to $11.8 million in the first nine months of fiscal year 2008. As a percent of net warehouse club sales, membership income was 1.4% of sales in the current nine-month period and 1.5% in the same nine-month period last fiscal year. Total membership accounts at the end of May 2009 were approximately 641,000, an increase of approximately 55,000 accounts compared to the end of May 2008. The Company experienced year-over-year membership growth in all of its markets. The membership renewal rate for the twelve months ended May 2009 and May 2008 was 84%.

Export sales were $2.8 million for the first nine months of fiscal year 2009 compared to export sales of $1.1 million for the first nine months of fiscal year 2008. The increase resulted primarily from the increase in direct sales to institutional customers (primarily retailers) in the Philippines in the current period for which the Company receives a margin of approximately 5%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income in the first nine months of fiscal year 2009 was $4.2 million, compared to $3.6 million in the same period a year ago. The increase was primarily due to the Company recording deferred rental income of $279,000 based upon a revised calculation which is not expected to impact future periods.

Warehouse club operating expenses increased to $84.0 million, or 9.1% of net warehouse club sales, in the first nine months of fiscal year 2009 from $75.7 million, or 9.3% of net warehouse club sales, in the first nine months of fiscal year 2008. The increase in warehouse club operating expenses resulted from increased payroll related expenses including stock compensation expense of $4.4 million and increased operating costs of $1.2 million for security services, repair and maintenance, and supplies. The Company also incurred higher depreciation expense of $1.2 million as a result of capital expenditures over the year, including the construction of two new warehouse clubs, one each in Guatemala and Trinidad, which began operation in November and December of fiscal year 2008, respectively, and a third new warehouse club in Costa Rica which opened in April 2009. While credit card costs increased $250,000 during the first nine months, the cost as a percentage of sales decreased eight basis points reflecting the positive impact of the co-branded programs in place including the program introduced in the Caribbean region over the past nine months.  Marketing expenses, primarily associated with the launch of the Caribbean credit card program, increased $107,000.

General and administrative expenses were $23.3 million, or 2.5% of net warehouse club sales, in the first nine months of fiscal year 2009, compared to $22.6 million, or 2.8% of net warehouse club sales, in the first nine months of fiscal year 2008. The Company incurred increased costs of $1.9 million for salaries and related benefits, including ex-pat costs, for the Company’s corporate headquarters and U.S. buying operation, offset by a reduction in legal fees related to pending litigation in fiscal year 2008 and tax and audit related services totaling $1.1 million.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the first nine months of fiscal year 2009 were $443,000 related to the new warehouse club in Costa Rica which opened in April 2009.

       Asset impairment and closure costs for the first nine months of fiscal year 2009 were $216,000 compared to $703,000 in the first nine months of fiscal year 2008. The Company incurred a charge in the first quarter of fiscal year 2009 of approximately $201,000 to recognize an increase in the net present value of future net payment obligations over the remaining lease life of the closed, but subleased, Guatemala Plaza location as a result of a rent increase to the Company from the landlord. In the first nine months of fiscal year 2008, the expense is largely attributable to a $640,000 non-cash charge to recognize an increase in the net present value of future cash out flows over the remaining lease life for the closed but subleased Guatemala Plaza location, as a result of a rent increase to the Company from the landlord.  Subsequent to May 31, 2009, the Company reached an agreement with the landlord to buy itself out of the remaining term of the lease, whereby the Company was released from any further obligations under the lease for this site.

Included in the results for the first nine months of fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of disputes pursuant to a Settlement Agreement and Release with PSC, S.A. and related entities dated February 8, 2008, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. Through the first nine months of fiscal year 2008, the Company recorded additional pre-tax charges of $1.3 million and benefits to provision for income tax of $1.7 million resulting from the terms of the final settlement.  These matters were settled during fiscal year 2008 and no additional charges have been realized or are expected to be realized in fiscal year 2009.

Operating income for the first nine months of fiscal year 2009 was $45.6 million, or 4.9% of warehouse sales, compared to $35.5 million, or 4.4% of warehouse sales, in the first nine months of fiscal year 2008.

Interest income reflects earnings on cash and cash equivalent balances and last year included restricted cash deposits securing working capital lines of credit. Interest income was $317,000 in the first nine months of fiscal year 2009, compared to $1.0 million in the first nine months of fiscal year 2008. The decrease reflects lower interest rates associated with cash on deposit in the current period compared to the period a year ago.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations, the expansion of certain warehouse clubs, the acquisition of land and subsequent construction of new warehouse clubs, and ongoing working capital requirements. Interest expense increased to $1.9 million in the first half of fiscal year 2009 from $950,000 in the first half of fiscal year 2008, resulting from an increase in debt held by the Company.

      Tax expense for the first nine months of fiscal year 2009 was $11.7 million on pre-tax income from continuing operations of $44.0 million, compared to $8.3 million of tax expense recorded in the first nine months of fiscal year 2008 on a pre-tax income from continuing operations of $35.4 million. The increase in the effective tax rate to 26.6% in the first nine months of fiscal year 2009 from 23.4% in the first nine months of fiscal year 2008 is the result of the net of the following factors: (i) the Company has overall increase in pre-tax income of $8.6 million, which is taxed at statutory rates of approximately 25% - 33.3%; and (ii) a net tax benefit of approximately $1.7 million recorded due to the PSC settlement for the first nine months of fiscal year 2008, which is not applicable to fiscal year 2009.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $211,000 in the first nine months of fiscal year 2009. In the same period last year, the joint ventures for which there was a minority stockholder interest generated income, of which $368,000 was allocated to the minority stockholders’ interest. During the third quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now records 100% of that subsidiary’s income or loss.

 Income from continuing operations for the first nine months of fiscal year 2009 was $32.1 million, compared to $26.7 million in the same period last year.

      Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the first nine months of fiscal year 2009, the Company incurred a loss of $(27,000) versus a gain of $71,000 in the first nine months of fiscal year 2008, resulting from the closed Guam location, which is leased to a subtenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

 Financial Position and Cash Flow

The Company’s cash flows during the first nine months of fiscal year 2009 were associated with operating, investing and financing activities.  Investing activities consisted of those associated with the acquisition and development of property for new warehouse clubs and joint venture investments to own and operate commercial retail centers located adjacent to the new warehouse clubs.  These activities consisted primarily of properties acquired and warehouse club development in Panama (Los Pueblos), Costa Rica (Alajuela) and Trinidad (San Fernando).  In Costa Rica, this will bring the number of warehouse clubs in that country to five. The new Costa Rica warehouse club opened on April 17, 2009.

In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during fiscal year 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open by the end of calendar year 2009.  Investments in joint ventures were in Panama and Costa Rica.  Financing activities were primarily related to the payment of dividends, proceeds received from bank borrowings, payment on bank borrowings and the purchase of treasury stock related to restricted stock vesting to fund the associated tax witholdings.  Operating activities contributed cash to operations through net income during the period.

The Company had $39.0 million in consolidated cash and cash equivalents as of May 31, 2009, compared to $26.1 million in consolidated cash and cash equivalents as of May 31, 2008.

Net cash provided by operating activities was $37.7 million in the first nine months of fiscal year 2009, compared to cash provided by operating activities of $23.4 million in the first nine months of fiscal year 2008. The improvement in operating cash flows in the current period compared to the same period last year was primarily a result of improved income from continuing operations of approximately $5.4 million. Other adjustments to reconcile income from continuing operations to net cash provided additional cash of $8.9 million, compared to the same period last year.  This was primarily the result of a decrease in cash use for inventory and other assets and liabilities of approximately $22.9 million, offset by the use of cash to lower trade accounts payable by approximately $13.8 million.  The increase between periods of cash contributed by discontinued operations was approximately $196,000.

Net cash used in investing activities was $43.9 million and $38.3 million in the first nine months of fiscal years 2009 and 2008, respectively. Additions to property and equipment, including acquisition of business of approximately $38.5 million in the nine-month period were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million, and land in Trinidad for $4.5 million.  The Company continued with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  Construction costs within these segments for the nine-month period ended May 31, 2009 were approximately $9.8 million, $6.6 million and $356,000, respectively.  In addition the Company continued to acquire Fixtures and Equipment for new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  The Company utilized approximately $6.3 million, $2.7 million and $596,000, respectively for the nine months ended May 31, 2009 for these items.  The Company utilized approximately $1.3 million for the acquisition of software and computer hardware for the first nine months of fiscal year 2009.  The Company released approximately $408,000 in restricted cash, previously held as a deposit for land purchases, which lowered the the cash used in investing activities. The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama and for additional capital contributions for such joint ventures of approximately $7.6 million. The Company collected a $2.1 million note receivable from the sale of a warehouse club in the Dominican Republic.  In the first nine months of fiscal year 2008, additions to property and equipment totaled $20.5 million, primarily associated with the completion of the warehouse clubs in Guatemala and Trinidad and $4.1 million associated with building and lease improvements and the acquisition of fixtures at various warehouse locations. The Company also used $10.2 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse. In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company generated approximately $4.9 million in cash from investing activities in the first nine months of the fiscal year 2008, primarily from the sale of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras.

Net cash used in financing activities for the first nine months of fiscal year 2009 was $4.3 million, consisting primarily of $12.1 million used for payments of cash dividends to stockholders on October 31, 2008 and February 27, 2009. The Company received approximately $2.3 million of net cash from short-term loans and approximately $6.8 million from long-term loans.  The Company used approximately $1.1 million to repurchase shares of restricted stock upon vesting to fund associated tax witholdings.  The Company obtained a long-term loan for approximately $9.5 million in February 2009 from a commercial bank in Trinidad.  For the first nine months of fiscal year 2008, financing activities provided cash of $9.0 million, primarily as a result of acquiring bank loans and payments on bank loans for a net effect of $10.2 million of cash provided and the release of restricted cash previously held as collateral for bank loans of $8.0 million, offset by payments of $9.5 million for dividends and $1.4 million used in the purchase of Treasury stock.

Financing Activities

On September 29, 2008 the Company as part of its investment in a joint venture with Prico Enterprises S.A. entered into a three year, zero interest loan with Prico Enterprises. The face value of the loan is for approximately $475,000. The Company has recorded the discounted present value of the note, approximately $409,000, as long-term debt.  The interest on the loan is amortized monthly with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance at May 31, 2009 is approximately $421,000. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

    On November 20, 2008, the Company entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the $9.0 million loan and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

     On February 27, 2009, the Company entered into a 6.77% interest fixed rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for an amount of $9.5 million to be paid over a 10 year term.  The loan was funded on February 27, 2008 and the funds were deposited into a call deposit account pending the Company’s providing a legal opinion.  The Company recorded the receipt of these funds into the call deposit account as short-term restricted cash on February 28, 2009.  The Company provided the letter on March 10, 2009 and the funds were made available and transferred into the Company’s working accounts on that date.

     The Company has entered into two interest rate swap agreements, one on February 13, 2008 (fiscal year 2008) and one on November 30, 2008 (fiscal year 2009).  Under these swap agreements the Company will pay a fixed rate interest charge for a term approximately over the variable rate loans being hedged.  In accordance with SFAS No. 157, “Fair Value Measurements" (“SFAS 157”), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. Accordingly, the Company has designated the two interest rate swap agreements as hedging instruments.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

	Liability Derivatives
	May 31, 2009		August 31, 2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$629	Other Accrued Expenses	$8
Total derivatives designated as hedging instruments under Statement 133 (2)		$629		$8

(1)	The effective portion of the interest rate swaps was recorded as a debit to accumulated other comprehensive loss for $629,000 as of May 31, 2009.
(2)	There were no derivatives not designated as hedging instruments under Statement 133.

Short-Term Borrowings and Long-Term Debt

    As of May 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $5.8 million outstanding in short-term borrowings. As of August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $3.5 million in short-term borrowings.

    The Company has bank credit agreements that provide for borrowings of up to $25.0 million, which can be used as lines of credit or to issue letters of credit. As of May 31, 2009, lines and letters of credit totaling approximately $6.0 million were outstanding under these facilities, leaving approximately $19.0 million available for borrowing.

     As of May 31, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $32.5 million and $25.8 million, respectively, outstanding in long-term borrowings. Of this amount, as of May 31, 2009, approximately $421,000 relates to the loan from Prico Enterprises described above. The increase during the current period primarily relates to the addition of a long-term loan for approximately $9.5 million offset by the normally scheduled payments of interest and principal for approximately $2.7 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $44.6 million and $32.2 million as of May 31, 2009 and August 31, 2008, respectively.  As of May 31, 2009 and August 31, 2008, $7.6 million and $8.5 million, respectively, relate to loans that require the Barbados entity to comply with certain annual financial covenants, which include debt service and leverage ratios. During the second quarter, the Company detected that it was not in compliance with the exact covenants described in the underlying contracts. However, the bank has provided written commitments to work with the Company to modify the contractual language to better reflect the original intent of this covenant. In the meantime, the Company has obtained a written waiver from the bank with respect to said non-compliance.

Contractual Obligations

As of May 31, 2009, the Company's material commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt (1)	$3,608	$7,740	$7,315	$13,864	$32,527
Operating leases (2)(3)	6,170	11,132	11,178	52,579	81,059
Additional capital contribution commitments to joint-ventures (4)	4,146	—	—	—	4,146
Equipment lease(6)	107	53	—	—	160
Distribution center services(5)	185	197	—	—	382
Total	$14,216	$19,122	$18,493	$66,443	$118,274

(1)	Amounts shown are for the principal portion of the long-term debt payments only.
(2)
Amounts shown exclude future operating lease payments due for the closed warehouse clubs in Guatemala and Guam.  The net liability related to Guatemala is approximately $3.8 million and is recorded on the consolidated balance sheet under the captions “Other accrued expenses” and “Accrued closure costs.” The projected minimum payments excluded for Guam are approximately $2.2 million; sublease income for this location is also approximately $2.6 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $753,000 to reflect the amounts net of sublease income.
(4)	Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures discussed within the MD&A in Current and Future Management Actions.
(5)	Amounts shown are the contractual distribution center services agreements for Panama and Mexico City. The minimum payment includes only the fixed portion of each contract.
(6)	Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

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

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation and in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

      Income Taxes:  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2009, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.
       The Company had federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2009 of approximately $48.1 million and $9.1 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of May 31, 2009, the Company has classified uncertain income tax positions as $3.4 million in long-term income taxes payable and approximately $42,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make cash payment in the following 12 months.  As of February 28, 2009, the Company had classified $918,000 as current income taxes payable.  In March 2009, the Company paid approximately $679,000 and reversed the remainder of the accrued liability in the amount of approximately $239,000.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing the bulk packaging. The Company has not recorded any significant impairment charges during the first nine months of fiscal year 2009.

Stock-Based Compensation: As of May 31, 2009, the Company had four stock-based employee compensation plans which it accounts for applying Statement of Financial Accounting Standard No. 123(R) ("SFAS 123(R)"), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

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

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company has established lease obligation liabilities for its closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. In the first nine months of fiscal year 2009, after evaluation of the Guatemala Plaza closed location, the Company recorded an additional closure cost of approximately $201,000 for additional lease obligations as a result of a rental increase. Future circumstances may result in the Company’s actual future closing costs or the amount recognized upon sale or sublease of the property to differ materially from the original estimates.

Recent Accounting Pronouncements

       In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".  This Statement establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  The Company is required to adopt this standard in the first quarter of fiscal year 2010.

In May 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.  The adoption of the standard is not expected to result in a change in current practice.

In April 2009, three FASB Staff Positions (FSPs) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments”; and FSP FAS 107-1,”Interim Disclosure about Fair Value of Financial Instruments.” The Company will adopt these FSPs in its fourth quarter of fiscal year 2009.  The adoption of  these FSPs is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

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

 In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The SEC approved the amendments in September 2008, establishing the effective date of this Statement as November 2008.  The adoption of  SFAS 162 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 beginning December 1, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company will adopt SFAS 160 beginning on September 1, 2009. The Company is currently evaluating the impact that adoption will have on future consolidations.

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

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2009, the Company had a total of 26 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For the first nine months of fiscal year 2009, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately ($1.3 million) and $1.6 million for the nine months of fiscal year 2009 and 2008, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately ($3.3 million) and ($107,000) for the first nine months of fiscal year 2009 and 2008, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of May 31, 2009:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2009/2010	Currency
Panama	4	—(2)	U.S. Dollar
Costa Rica	5	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	3	1(3)	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	26 (1)	1

(1)	The Company opened a warehouse club in fiscal year 2009 in Costa Rica and opened two warehouse clubs in fiscal year 2008, one each in Guatemala and Trinidad.
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in fiscal year 2010. The Company plans to sell or lease the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open by the end of calendar year 2009 (San Fernando).

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  Because we do not control or manage those entities, our control procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation and in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

ITEM 1A.	RISK FACTORS

      In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008. With the exception of the risk factor discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts and other crimes; (vi) limitations on U.S. company ownership in certain foreign countries; (vii) product registration, permitting and regulatory compliance; (viii) volatility in foreign currency exchange rates; (ix) the financial and other capabilities of the Company's joint venturers and licensees; and (x) general political as well as economic and business conditions.  For example, Honduras is currently experiencing a period of political unrest resulting in street demonstrations and government mandated nighttime curfews. To date, the Company’s Honduras operations have experienced some disruption, with store hours being reduced slightly to accommodate the curfew.  Banking and merchandise shipments have not been affected.  However, the situation in Honduras remains uncertain and further unrest could result in additional disruption of the Company’s operations, merchandise shipments, the Honduran banking system, and currency exchange rates, any of which could have a material adverse effect on our business and results of operations.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt dated March 1, 2009.

10.2*	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt dated April 1, 2009.

10.3*	Thirteenth Amendment to Employment Agreement between the Company and Edward Oats dated March 1, 2009.

10.4*	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman dated March 1, 2009.

10.5*	Sixteenth Amendment to Employment Agreement between the Company and Thomas D. Martin dated March 1, 2009.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: July 10, 2009	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Date: July 10, 2009	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)