Form 10-K
period 2009-08-31
PRICESMART INC
filed 2009-11-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No  ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $251,537,285, based on the last reported sale price of the $16.72 per share on the NASDAQ Global Select Market on February 28, 2009.

As of October 30, 2009, 29,714,033 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2009 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 27, 2010 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2009

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2009 and 2008, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2009)	Number of Warehouse Clubs in Operation (as of August 31, 2008)	Ownership (as of August 31, 2009)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	26	25

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

At the end of August 2009 and 2008, the total number of the Company’s warehouse clubs in operation was 26 and 25, respectively, operating in 11 countries and one U.S. territory. The average age of the 26 and 25 warehouse clubs in operation as of August 31, 2009 and 2008 was 94 months and 86 months, respectively.

 In addition to the warehouse clubs operated directly by the Company (or through a joint venture in the case of Trinidad), there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through majority or wholly owned ventures operating in Central America and the Caribbean using the trade name “PriceSmart.” In addition, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee. The warehouse clubs sell basic high quality consumer goods at low prices to individuals and businesses. Sales are typically comprised of approximately 48% U.S. and Asian sourced merchandise and approximately 52% locally sourced merchandise. By offering low prices on brand name and private label merchandise, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

The Company ships its U.S. and Asian sourced merchandise directly to our warehouse clubs or to the Company’s consolidation points (“distribution centers”). The goods are allocated for container-based shipment via ocean freight from the distribution centers to our individual warehouse clubs thereby maximizing freight volume per shipment in order to lower supply chain costs.

The typical no-frills warehouse club-type buildings range in size from 48,000 to 78,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products. Ancillary services include food courts, tire centers, and photo centers. All shoppers pay an annual membership fee.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, and locally sourced products to its small business and consumer members in a warehouse club format providing high value to its members. By focusing on providing high value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and increase membership which in turn will allow for further efficiencies, resulting in price reductions and improved value to our members.

Membership Policy

PriceSmart believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue, which is passed on to our members in the form of lower prices on merchandise. PriceSmart has two types of members: Business and Diamond (individual).

Businesses qualify for Business membership. PriceSmart promotes Business membership by selling institutional products and through its marketing programs primarily targeting small businesses like restaurants, hotels and convenience stores. Business members pay an annual membership fee of approximately $25 for a primary and secondary membership card and approximately $10 for additional add-on membership cards. Diamond (individual) members pay an annual membership fee of approximately $20 and approximately $10 for an add-on membership card.  Currently, the average fee per membership account is approximately $29.

The Company recognizes membership income over the 12 month term of the membership. Deferred membership income is presented separately on the consolidated balance sheet and totaled $8.3 million and $7.8 million as of August 31, 2009 and 2008, respectively. PriceSmart's membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership. The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

The Company is currently focusing its management attention on improving the operations of its current locations and believes that its existing sites provide the opportunity for improved sales and profitability. However, the Company continues to evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  The new Costa Rica warehouse club, the fifth PriceSmart warehouse club in that country, opened in April 2009.  In Panama, the Company will relocate an existing warehouse club to this new site and close (and subsequently lease) the existing warehouse club after the relocation has been completed, which is expected in the spring of 2010.  In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it is currently constructing a new warehouse club and an adjacent commercial center which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to be open in the spring of 2010.  The Company was not successful in completing the acquisition of the land in the Dominican Republic on which it had an option to purchase.  The Company is currently seeking an alternative site in the Santo Domingo, Dominican Republic market.  In addition, the Company is closely examining Colombia as a potential new market for multiple PriceSmart warehouse clubs. Related to the acquired sites in Panama and Costa Rica, the Company purchased a 50% interest in additional land adjacent to the warehouse club sites which will be developed as community shopping centers by the joint venture.

Warehouse Club Closings and Asset Impairment

During fiscal year 2007, the Company recorded $1.6 million in asset impairment and closure costs. These costs were primarily due to the write down of the vacated San Pedro Sula, Honduras location and the loss on the sale of the East Side Santo Domingo, Dominican Republic location. In addition there were closure costs recorded in Guatemala for the closed Plaza warehouse, and closure costs in the Dominican Republic and Honduras incurred in operating and preparing the respective properties for sale. In September 2007 (fiscal year 2008), the Company finalized the sale of the vacated San Pedro Sula, Honduras location at the net book value of the asset.

During fiscal year 2008, the Company recorded approximately $1.1 million in asset impairment and closure costs.  These were primarily due to the write down of bulk packaging equipment for approximately $449,000, as this packaging is now substantially performed in vendor installations.  In addition, the Company recorded closing costs in Guatemala for the closed Plaza warehouse club.  The major costs associated with this location was the revaluation of the Guatemala Plaza lease liability for approximately $605,000 to reflect the increase in rental costs over the remaining period of the lease.  In addition the Company recorded additional closure costs in Honduras, associated with the final closure and sale of the San Pedro Sula warehouse club location, and Guatemala for approximately $205,000.  The Company recorded interest income generated from the note receivable related to the sale of the East Side Santo Domingo warehouse club which was located in the Dominican Republic for approximately $127,000 that is also included within the asset impairment and closure costs reported in fiscal year 2008.

During fiscal year 2009, the Company recorded a gain of approximately $249,000 in asset impairment and closure costs.  These were primarily due to the transfer of all rights and obligations of the subleased location in Guatemala for the closed “Plaza warehouse” for which the Company recorded a gain of approximately $651,000 and interest income of approximately $144,000 from the note receivable related to the East Side Santo Domingo warehouse club located in the Dominican Republic.  These were offset by costs of approximately $377,000 associated with the sublease of the closed Guatemala Plaza warehouse club incurred prior to the transfer of all rights and obligations.  The Company also recorded impairment charges of approximately $169,000 related to the write down to market value of other discontinued equipment.

Discontinued Operations

With the disposition of the Company's interest in PSMT Philippines, Inc. in fiscal 2005, this entity, as well as the Company's Guam operation, which was closed in fiscal 2004, qualify for treatment as “discontinued operations” in the Company's consolidated financial statements. The Company presents these operations under discontinued operations for all periods presented.

International Licensee Business

There is one facility in operation in Saipan, Micronesia licensed to and operated by local business people at the end of fiscal year 2009, through which the Company earns a royalty fee.

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

Competition

The Company’s international merchandising business competes with other membership warehouse operators and a wide range of international, regional, national and local retailers and wholesalers, including supermarkets, supercenters, general merchandise chains and specialty chains.  The Company’s industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service.  Some of the Company’s competitors may have greater resources, buying power and name recognition.  Additional competitors might decide to enter the markets in which the Company operates, and the Company’s existing competitors might compete more effectively against the Company. The Company might be required to implement price reductions in order to remain competitive if any of the Company’s competitors reduce prices in any of the Company’s markets.

Employees

As of August 31, 2009, the Company and its consolidated subsidiaries had a total of 4,385 employees. Approximately 95% of the Company's employees were employed outside of the United States.

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

Item 1A. Risk Factors

In evaluating our business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as our other public filings with the U.S. Securities and Exchange Commission.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts and other crimes; (vi) limitations on U.S. company ownership in certain foreign countries; (vii) product registration, permitting and regulatory compliance; (viii) volatility in foreign currency exchange rates; (ix) the financial and other capabilities of the Company's joint venturers and licensees; and (x) general political as well as economic and business conditions.  For example, Honduras has experienced a period of political unrest resulting in street demonstrations and government mandated curfews which caused the Company’s Honduras operations to experience some disruption, with store hours being reduced consistent with the curfews.  Sales, banking transactions and merchandise shipments have not been materially affected.  However, a situation similar to that which occurred in Honduras could happen elsewhere and result in disruption of the Company’s sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on the Company's business and results of operations.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2009, the Company had in operation 26 warehouse clubs in 11 countries and one U.S. territory (five in Costa Rica; four in Panama; three each in Guatemala and Trinidad; two each in the Dominican Republic, El Salvador and Honduras; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  The Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional or expanded facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or failure to retain effective personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company faces difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs. The Company's warehouse clubs typically import half or more of the merchandise that they sell, which originates from various countries and is transported over great distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) substantial ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or may affect the type of products it selects to import. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exposed to weather and other risks associated with international operations. The Company's operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, or destruction of, or temporary closure of, the Company's warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

General economic conditions could adversely impact our business in various respects. A further slowdown in the U.S. and international economies or other economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates, consumer spending patterns, customer preferences and other economic factors in each of the Company's foreign markets may adversely affect our business by reducing overall consumer purchasing power and could negatively impact the Company's growth, sales and profitability. In addition, a significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Central America and the Caribbean. The current general global economic instability, the potential for further economic dislocations, the impact of the current global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available credit could have a material adverse effect on the Company's business, financial condition and results of operations.

A few of the Company's stockholders own nearly 40% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board and Chief Executive Officer, and Sol Price, a significant stockholder of the Company and father of Robert E. Price, and affiliates of these individuals, including Price Charities, and The Price Group, LLC,  collectively beneficially own approximately 39.8% of the Company’s outstanding shares of common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

The loss of key personnel could harm the Company's business. The Company depends to a large extent on the performance of its senior management team and other key employees, such as U.S. expatriates in certain locations where the Company operates. The loss of the services of any members of the Company's senior management or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to volatility in foreign currency exchange rates. The Company, primarily through majority or wholly owned subsidiaries, conducts operations in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2009, the Company had a total of 26 warehouse clubs operating in 11 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For fiscal year 2009, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, Jamaica experienced a net currency devaluation of over 23% between the end of fiscal year 2008 and the end of fiscal year 2009 and Guatemala experienced an 11% devaluation over that same period. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statements of income, for fiscal years 2009, 2008 and 2007 were approximately ($1.5 million), $1.6 million and $5,000, respectively.

 The Company faces the risk of exposure to product liability claims, a product recall and adverse publicity. The Company markets and distributes products purchased from third-party suppliers and  products prepared by the Company for resale, including meat, dairy and other food products which exposes the Company to the risk of product liability claims, a product recall and adverse publicity. The Company may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. The Company generally seeks contractual indemnification and insurance coverage from its major suppliers for product purchased from third-party suppliers and carries product liability insurance for product prepared by the Company. However, if the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on the Company's ability to successfully market its products and on the Company's business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the Company's products caused illness or injury could have a material adverse effect on the Company's reputation with existing and potential customers and on the Company's business, financial condition and results of operations.

Potential future impairments under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” could adversely affect the Company's future results of operations and financial position. In accordance with SFAS 144, long-lived assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future discounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows discounted to reflect the expected commercial, competitive and other factors related to its long-lived assets and comparisons to similar asset sales and valuations by others to estimate the fair value of its intangible assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value.

For example, in fiscal year 2008 the Company was required to take an impairment charge pursuant to SFAS 144 of approximately $449,000 on bulk packaging equipment located in its warehouse clubs.  This was due to the Company’s decision to outsource the bulk packaging of product. The Company was also required to take an impairment charge pursuant to SFAS 144 on the old San Pedro Sula, Honduras warehouse site in fiscal year 2007 of approximately $897,000. This was due to the revised fair valuation of the land and building as a result of the disposal agreement. In addition, in fiscal year 2007, the Company recorded a $2.6 million impairment charge related to the write down of the Company's interest in its Mexico joint venture as a result of the disposal agreement. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

Write-offs pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” could adversely affect the Company's future results of operations and financial position. In accordance with SFAS 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2009, the Company had goodwill of approximately $37.5 million, net of accumulated amortization originating prior to the adoption of SFAS 142. The Company performed its impairment test on goodwill as of August 31, 2009 and August 31, 2008, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

   The Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to, the effectiveness of internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc. (“PEI”) in 1997, the Company agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. For example, PEI sold an unimproved, 12.9-acre site located in Meadowlands, New Jersey in August 1995. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site. The Company also retains certain environmental indemnification obligations with respect to a parcel of land in Silver City, New Mexico, which PEI sold in March 1996 but agreed to retain responsibility for certain environmental matters. This site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited and has been reducing in mass and extent under naturally attenuating processes. The Company continues to monitor the soil and groundwater at this property as may be required by local authorities. If the Company were to incur costs for remediating contamination at the Meadowlands or Silver City sites (or any other site for which the Company maintains environmental responsibility) which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company will make available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2009 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At August 31, 2009, PriceSmart operated 26 membership warehouse clubs.

Number of warehouse clubs	Own land and building	Lease land and/or building	Anticipated warehouse club openings in FY 2010
CENTRAL AMERICA
Panama	3	1	— (3)
Guatemala	1	2	—
Costa Rica	5	—	—
El Salvador	2	—	—
Honduras	1	1	—
Nicaragua	1	—	—
CARIBBEAN
Dominican Republic	2	—	—
Aruba	—	1	—
Barbados(2)	1	—	—
Trinidad	2	1	1(4)
U.S. Virgin Islands	—	1	—
Jamaica	1	—	—
Total	19	7(1)	1

(1)
The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The respective land and building is currently subleased to a third-party.  On June 3, 2009, the Company finalized an agreement to transfer all lessor rights and lessee obligations for the property known as Guatemala Plaza.

(2)	The Company acquired the land and building formerly leased in Barbados on November 15, 2007 (fiscal year 2008).
(3)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in the spring of 2010 and the Company will close the existing warehouse club after the relocation has been completed.

(4)	This warehouse club is expected to open in the spring of 2010 (San Fernando).

At August 31, 2009, the Company's warehouse clubs occupied a total of approximately 1,656,332 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:
Location (1)(3)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Option(s) to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL (2)	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.
(2)
The Company entered into a new lease amendment with respect to this property providing for an expansion of 5,000 square feet.  This lease was renewed on August 31, 2009 and was effective September 1, 2009.

(3)
The Company finalized an agreement on June 3, 2009 to transfer all lessor rights and lessee obligations for the property where the former Guatemala Plaza warehouse club was located.  The Guatemala warehouse club was closed in fiscal year 2003 and had been subleased.

Item 3. Legal Proceedings

  In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks. The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with Statement of Financial Accounting Standards Board No. 5, “Accounting for Contingencies.”  For potential income tax related issues the Company records estimated liabilities in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation and in the estimation process whereby future actual losses may exceed projected losses, which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2009 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2009 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2009 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2009 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2009 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2009, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal accounting officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of August 31, 2009, the end of our most recent fiscal year. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of August 31, 2009, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2009 that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of PriceSmart, Inc. and our report dated November 9, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California
November 9, 2009

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

10.2(d)(53)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(e)*	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(3)	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(4)	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(5)	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

Exhibit Number	Description
10.3(e)(6)	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(6)	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(7)	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(7)	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(8)	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(9)	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(30)	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(46)	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(37)	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(40)	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(42)	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(47)	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(44)	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(50)	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(48)	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(51)	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(52)	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(53)	Twenty Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.4(11)	Tax Sharing Agreement between the Company and Price Enterprises, Inc. dated as of August 26, 1997.

10.5(12)	Form of Indemnity Agreement.

10.6(1)	Assignment and Assumption of Employment Agreement between the Company and Price Enterprises, Inc. dated August 29, 1997.

10.8(a)(16)	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(5)	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(30)	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

Exhibit Number	Description

10.8(j)(38)	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(52)	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(53)	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(54)	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.10(52)	Letter Agreement between RBTT Bank Ltd. And PriceSmart (Trinidad) Limited dated November 20, 2008.

10.11(52)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc.dated September 29, 2008.

10.12(52)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.9(19)	1998 Equity Participation Plan of PriceSmart, Inc.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(37)	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.29(e)(41)	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.29(f)(42)	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.29(g)(44)	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.29(h)(48)	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.29(i)(52)	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.29(j)(53)	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.30(a)(7)	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(30)	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

Exhibit Number	Description

10.30(e)(34)	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(38)	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.30(g)(42)	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.30(h)(44)	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.30(i)(45)	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.30(j)(48)	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.30(k)(49)	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.30(l)(52)	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.30(m)(53)	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.30(n)(54)	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.30(m)(54)	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.33(22)	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)	Employment Agreement between the Company and Edward Oats dated as of January 11, 2000.

10.43(b)(8)	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(30)	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(30)	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(g)(38)	Sixth Amendment to Employment Agreement between the Company and Edward Oats, dated March 9, 2005.

10.43(h)(42)	Seventh Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2006.

10.43(i)(44)	Eighth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2007.

10.43(j)(45)	Ninth Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2007.

10.43(k)(48)	Tenth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2008.

10.43(l)(49)	Eleventh Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2008.

10.43(m)(52)	Twelfth Amendment to Employment Agreement between the Company and Edward Oats, dated November 13, 2008.

10.43(n)(54)	Thirteenth Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2009.

10.44(a)(8)	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.44(b)(8)	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

Exhibit Number	Description
10.44(d)(8)	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(30)	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(30)	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(h)(38)	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.44(i)(42)	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.44(j)(44)	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.44(k)(45)	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.44(l)(48)	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.44(m)(49)	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.44(n)(52)	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.44(o)(53)	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.44(o)(54)	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.46(27)	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(35)	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(35)	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(40)	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(42)	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(47)	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(44)	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)(50)	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)(50)	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.54(i)(48)	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.54(j)(51)	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.54(k)(52)	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.54(l)(53)	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.70(40)	Stock Purchase Agreement between the Company and Big Box Sales Ltd. dated November 11, 2005.

10.71(c)(44)	Acquisition of Fractional Interest on Jet between the Company and PFD Ivanhoe, Inc. dated January 23, 2007.

Exhibit Number	Description

10.71(d)(48)	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.71(e)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.71(f)(48)	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

10.72(b)(43)	Restricted Stock Award Agreement between the Company and Jose Luis Laparte dated December 7, 2006.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2009.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on November 23, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
18

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 14, 2006.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.
(49)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.
(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.
(51)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.
(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.
(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended
August 31, 2008.

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged (credited) to Costs and Expenses		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2007	$191	$(52)		$(136)	$3
Year ended August 31, 2008	3	625	(1)	(617)	11
Year ended August 31, 2009	11	44		(45)	10

(1)	Expenses and deduction principally consist of $530,000 write-off of receivables pursuant to a Settlement Agreement and Release with PSC, S.A. (“PSC”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2009	PRICESMART, INC.

	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT E. PRICE	Chairman of the Board and Chief	November 9, 2009
Robert E. Price	Executive Officer
(Principal Executive Officer)

/s/ JOHN M. HEFFNER	Executive Vice President and Chief	November 9, 2009
John M. Heffner	Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ GONZALO BARRUTIETA	Director	November 9, 2009
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	November 9, 2009
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 9, 2009
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 9, 2009
Lawrence B. Krause

/s/ JOSE LUIS LAPARTE	President and Director	November 9, 2009
Jose Luis Laparte

/s/ KEENE WOLCOTT	Director	November 9, 2009
Keene Wolcott

/s/ EDGAR ZURCHER	Director	November 9, 2009
Edgar Zurcher

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
AUGUST 31, 2009

i

PRICESMART, INC.

SELECTED FINANCIAL DATA

The selected consolidated financial data presented below is derived from the Company's consolidated financial statements and accompanying notes. This selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this report.

	Years Ended August 31,
	2009	2008	2007	2006	2005
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$1,224,331	$1,097,510	$869,102	$719,576	$604,994
Export sales	3,679	1,498	1,016	63	425
Membership income	17,903	16,042	13,857	11,520	9,424
Other income	5,715	4,826	4,826	3,514	3,982
Total revenues	1,251,628	1,119,876	888,801	734,673	618,825
Cost of goods sold	1,048,039	933,714	738,279	611,497	517,005
Selling, general and administrative	145,839	134,214	115,123	102,863	95,671
Preopening expenses	515	1,010	373	349	99
Asset impairment and closure costs (gains)	(249)	1,142	1,550	1,834	11,361
Provision for settlement of pending litigation	—	1,370	5,500	—	—
Operating income (loss)	57,484	48,426	27,976	18,130	(5,311)
Net interest and other income (expense)(1)	(1,782)	(598)	523	(1,383)	(4,625)
Income (loss) from continuing operations before provision for income taxes, losses (including impairment charges) of unconsolidated affiliates and minority interest	55,702	47,828	28,499	16,747	(9,936)
Provision for income taxes	(13,069)	(9,124)	(12,337)	(8,112)	(9,140)
Losses (including impairment charges in 2007 and 2005) of unconsolidated affiliates(2)	(21)	—	(2,903)	(97)	(4,368)
Minority interest	(265)	(494)	(476)	(354)	566
Income (loss) from continuing operations	42,347	38,210	12,783	8,184	(22,878)
Discontinued operations income (loss), net of tax	(28)	(104)	143	3,674	(19,459)
Net income (loss)	42,319	38,106	12,926	11,858	(42,337)
Preferred dividends	—	—	—	—	(648)
Deemed dividend on exchange of common stock for preferred stock	—	—	—	—	(20,647)
Net income (loss) available (attributable) to common stockholders	$42,319	$38,106	$12,926	$11,858	$(63,632)
INCOME (LOSS) PER COMMON SHARE -BASIC:
Income (loss) from continuing operations	$1.46	$1.32	$0.44	$0.30	$(1.13)
Discontinued operations, net of tax	$—	$—	$0.01	$0.13	$(0.96)
Preferred and deemed dividends	$—	$—	$—	$—	$(1.06)
Basic net income (loss) per common share	$1.46	$1.32	$0.45	$0.43	$(3.15)
INCOME (LOSS) PER COMMON SHARE -DILUTED:
Income (loss) from continuing operations	$1.45	$1.30	$0.44	$0.30	$(1.13)
Discontinued operations, net of tax	$—	$—	$—	$0.13	$(0.96)
Preferred and deemed dividends	$—	$—	$—	$—	$(1.06)
Diluted net income (loss) per common share	$1.45	$1.30	$0.44	$0.43	$(3.15)
Weighted average common shares - basic	28,959	28,860	28,534	27,332	20,187
Weighted average common shares - diluted	29,181	29,210	29,243	27,735	20,187

PRICESMART, INC.

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$44,193	$48,121	$32,065	$39,995	$30,147
Short-term restricted cash	10	536	8,046	7,651	7,331
Total assets	487,373	451,412	395,419	359,043	319,854
Long-term debt (including related party)(3)	37,120	23,028	8,008	13,252	23,915
Stockholders’ equity	300,398	274,506	245,316	234,619	198,273
Dividends paid on common stock(4)	14,807	9,463	4,659	—	—

(1)	Net interest and other income (expense) includes interest income and expense and gains and losses on disposal of assets.
(2)	Includes impairment charges of $2.6 million and $1.1 million in fiscal years 2007 and 2005, respectively.
(3)	Long-term debt, net of current portion.
(4)	On January 29, 2009, January 24, 2008 and February 7, 2007, the Company declared a cash dividend on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; the Company faces significant competition; the Company may encounter difficulties in the shipment of and inherent risks in the importation of merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders have control over the Company's voting stock, which will make it difficult to complete some corporate transactions without their support and may prevent a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; and the Company faces compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Form 10-K for the fiscal year ended August 31, 2009 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2009, 2008 and 2007 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of August 31, 2009 and 2008, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2009)	Number of Warehouse Clubs in Operation (as of August 31, 2008)	Ownership (as of August 31, 2009)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	26	25

During fiscal year 2008, as a part of the Company’s settlement of disputes pursuant to a Settlement Agreement and Release with PSC, S.A. (“PSC”) and related entities dated February 8, 2008, the Company purchased the remaining 49% minority interest of its Nicaragua subsidiary from PSC. Also, during the fourth quarter of fiscal year 2008, the Company acquired the remaining 10% minority interest of its Aruba subsidiary from Nithyananda Enterprises, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009.

At the end of August 2009, the total number of warehouse clubs in operation was 26 operating in 11 countries and one U.S. territory, in comparison to 25 warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2008. The average age of the 26 warehouse clubs included in continuing operations was 94 months as of the end of fiscal year 2009 and the average age of the 25 warehouse clubs included in continuing operations was 86 months as of the end of fiscal year 2008.

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

General Economic Factors

·        The economic slowdown in the U.S. and other major world economies is having a negative impact on the economies of most of those countries where PriceSmart operates.  Flat or declining expatriate remittances, falling U.S. demand for exports from Central America (particularly affecting the assembly (“maquila”) export sector in Guatemala, Honduras and the Dominican Republic), and reduced tourism from the U.S. and Europe are all contributing to recessionary pressures and falling consumer confidence in many of the Company’s markets. Reduced overall consumer spending has and will likely continue to affect sales for the Company to both retail and wholesale members.

·      During fiscal year 2009, the Company experienced a reduced level of sales growth beginning in January 2009 with reported monthly comparable warehouse club sales growth of 18% in January declining in the subsequent months to less than 1% in August 2009.  This sales growth reduction occurred 9 to 12 months after similar trends were reported by the major U.S. retailers.  While the Company cannot know for certain, an economic recovery in the retail sector in the Company’s markets may similarly lag behind any recovery that might be experienced in the U.S. over the next year.

·        Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars. Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company's net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.  With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 52% of net warehouse sales, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.

Current and Future Management Actions

·         Due to the slowing economic environment in the Company’s markets, management has noted a shift in member demand toward more consumable merchandise purchases. In this respect, the Company is carefully monitoring inventory mix and levels, while maintaining its pricing leadership position and aggressively pursuing buying opportunities.

·         The Company’s strategy is to continually seek ways to reduce prices for its members.  This involves improving purchasing, reducing supply chain costs for the movement of merchandise from the U.S. to its warehouse clubs, and lowering operating expenses within the warehouse clubs and corporate headquarters. The strong growth in sales that the Company has experienced over the last three years has improved the Company’s buying power and has resulted in leveraging of costs.  This allows for reduced prices, thereby providing better value to PriceSmart members.

·          The Company entered into a new lease amendment with respect to this property providing for an expansion of 5,000 square feet of leased frozen and refrigerated distribution center which will meet the Company’s projected capacity needs for at least the next year, during which time the Company will evaluate the need to relocate to a larger facility. This lease was renewed on August 31, 2009 and was effective September 1, 2009. In fiscal year 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida.  The additional space has permitted the Company to more efficiently service the PriceSmart warehouse club locations and to realize efficiencies in distribution operating expenses.

·         The Company offers a co-branded credit card to PriceSmart members in Central America in partnership with a bank in the region.  The program allows for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as providing benefits to club members.  Management anticipates that as more members obtain and use the card, the Company will see increased savings related to credit card costs.  During fiscal year 2009 the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in partnership with a bank in that region.  The Company has been pleased with the initial response from members, and management expects to grow the use of the co-branded cards in those markets in the future, resulting in reduced credit card processing fees and increased value for members.

·         Based on the success of previously expanding the size of certain PriceSmart buildings, the Company has been working on expanding two additional warehouse clubs during fiscal year 2009.  The expansion of the warehouse club in Nicaragua was completed in April 2009 and the club is now operating with additional sales floor space of approximately 8,600 square feet.  The expansion of the warehouse club in Aruba was completed in September 2009, fiscal year 2010, adding approximately 9,000 square feet of sales floor space.

·         The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  The new Costa Rica warehouse club, the fifth PriceSmart warehouse club in that country, opened in April 2009. In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during the spring of 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it is currently constructing a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to open in the spring of 2010.  The Company was not successful in completing the acquisition of the land in the Dominican Republic on which it had an option to purchase.  The Company is currently seeking an alternative site in the Santo Domingo, Dominican Republic market.  Finally, the Company continues to examine Colombia as a potential new market for multiple PriceSmart warehouse clubs.

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

Key items for fiscal year 2009 included:

·        Net warehouse club sales increased 11.6% over the prior year, resulting from a 8.7% increase in comparable warehouse club sales for the 52 weeks ended August 31, 2009 (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months), the opening of a new warehouse club in Costa Rica in April 2009, and the full year effect of the opening of two new warehouse clubs, which were open for just a portion of the twelve months ended August 31, 2008 (one opened in November 2007 and one in December 2007).

·        Membership income for fiscal year 2009 increased 11.6% to $17.9 million as a result of a 8% increase in membership accounts from August 31, 2008 to August 31, 2009, continued strong renewal rates at 84% and a 1.4% increase in the average membership fee.

·        Gross profits (net warehouse club sales less associated cost of goods sold) increased 8.8% over the prior year due to increased warehouse sales, and gross margin decreased 37 basis points as a percent of net warehouse sales largely related to the effect of foreign exchange rate movements and more competitive pricing.

·        Selling, general and administrative expenses as a percentage of net warehouse sales improved 32 basis points, as higher sales offset increased operating costs of the warehouse clubs (including wages, supplies, security costs, and repairs and maintenance), the additional costs associated with full year operating costs for the two warehouse clubs opened in fiscal year 2008 and the cost of the new warehouse club that opened in April 2009.

·        Operating income for fiscal year 2009 was $57.5 million, which included approximately $249,000 in asset impairment and closure costs gains, and $515,000 of pre-opening expenses.

·        Net income for fiscal year 2009 was $42.3 million, or $1.45 per diluted share.

Comparison of Fiscal Year 2009 and Fiscal Year 2008

Net warehouse club sales increased 11.6% to $1.2 billion in fiscal year 2009 from $1.1 billion in fiscal year 2008.  The Company experienced greater sales growth in the first half of the fiscal year compared to that experienced in the second half of the fiscal year.  This is partly due to the inclusion of two warehouse clubs opened in November and December of 2008, but also reflects the economic slowdown within the countries in which we operate during the second half of the fiscal year, despite the addition of a new warehouse club opened in April 2009.   The Company experienced year over year sales growth of 21.9% in the first quarter, 14.1% in the second quarter, 8.0% in the third quarter, and 4.3% in the fourth quarter of fiscal year 2009.  For the full year, sales transactions grew 12.1%, compared to fiscal year 2008, which the Company believes reflects that its members continue to find value in the quality and price of items offered by PriceSmart in spite of the challenging economic conditions present in most of the markets.  However, the average dollar value of those transactions decreased 0.5% indicating both a shift in buying from higher ticket discretionary items (such as, appliances, electronics, and furniture) to food and consumable products; and is also likely a reflection of reduced overall buying power.  Food and consumable sales grew 15.6%, and non-consumable product sales decreased 1.9%. The full year inclusion of the two warehouse clubs opened in November and December 2008, respectively, added approximately 2% to the overall sales growth in the fiscal year.  Also, the addition of the new club in Costa Rica, which opened on April 17, 2009, accounted for approximately 1.4% of the overall sales growth during the year compared to a year ago, although some of those sales were from existing members who would have previously shopped at one of the other four Costa Rican clubs.

The following table indicates the percent growth in net warehouse club sales in the segments in which the Company operates.

	Fiscal Years Ended August 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$724,964	59.2%	$656,612	59.8%	$68,351	10.4%
Caribbean	499,367	40.8%	440,898	40.2%	58,470	13.3%
	$1,224,331	100.0%	$1,097,510	100.0%	$126,821	11.6%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 calendar months, increased 8.7% for the 52-week period ended August 30, 2009 compared to the same 52-week period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 were not used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the sales related to the new warehouse club opened in Trinidad on December 13, 2007, were not used in the calculation of comparable warehouse club sales until the month of February 2009.  The sales related to the new warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation until July 2010.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2009 and 2008:

	Fiscal Years Ended August 31,
	2009	2008
Sundries (including candy, snack foods, health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	32%	31%
Food (including dry and fresh foods)	46%	44%
Hardlines (including major appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	13%	14%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys, home furnishings, and small appliances)	8%	9%
Other (including one-hour photo and food court)	1%	2%
	100%	100%

The higher percentage of net sales associated with food in fiscal year 2009, compared to fiscal year 2008, largely reflects the impact of the shift in our members' purchases from higher ticket discretionary items (such as, appliances, electronics, and furniture) to food and consumable products.

The Company’s warehouse gross profit margin (defined as net warehouse club sales, less associated cost of goods sold) for fiscal year 2009 increased $14.6 million to $179.8 million, or 14.7% of net warehouse club sales, from $165.2 million, or 15.1% of net warehouse club sales in fiscal year 2008. The increase in warehouse gross profit margin dollars was largely due to higher sales in the current fiscal year as compared to the prior fiscal year.  As a percentage of sales, warehouse gross profit margin decreased 37 basis points resulting from a combination of competitive pricing actions across most merchandise categories, most notably hardlines, and the year over year effects of foreign currency exchange.  In fiscal year 2008 the Company recognized a 15 basis point gain to gross profit margin related to foreign currency exchange effects.  In fiscal year 2009, the Company recognized a 12 basis point reduction to gross profit margin resulting from a general devaluation in the currencies in which the Company operates and the net effect on the U.S. dollar denominated liabilities held in those countries, particularly Guatemala and Jamaica.  The change in the merchandise mix of sales did not itself have a measureable impact on gross profit margin as a percent of sales.

Export sales were $3.7 million for fiscal year 2009, compared to export sales of $1.5 million for fiscal year 2008, due primarily to direct sales to institutional customers (primarily retailers) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 11.6% to $17.9 million, or 1.5% of net warehouse sales, in fiscal year 2009 compared to $16.0 million, or 1.5% of net warehouse sales, in fiscal year 2008. The increase in membership income reflects both a 8% increase in the number of membership accounts and a 1.4% increase in the average membership fee. Total membership accounts as of the end of fiscal year 2009 were approximately 651,000, an increase of approximately 47,000 accounts over the end of fiscal year 2008.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees. Other income for fiscal year 2009 was $5.7 million compared to $4.8 million in fiscal year 2008. The increase was due to increased fees for in-store product demonstrations and rental income.

Warehouse club operating expenses increased 10.7% to $115.0 million, or 9.4% of warehouse sales, for fiscal year 2009 from $103.9 million, or 9.5% of warehouse sales, in fiscal year 2008.  The increase in warehouse club operating expenses resulted from increased payroll related expenses, including stock compensation expense of $5.1 million, and increased operating costs for security services, repairs and maintenance, and supplies of $1.4 million.  The Company also incurred increased depreciation expense of $2.5 million. This was a result of the full year depreciation of the capital expenditures incurred in developing the two new warehouse clubs, one each in Guatemala and Trinidad, when they began operations in November and December of fiscal year 2008, respectively, and the depreciation of new warehouse club in Costa Rica beginning when it opened in April 2009. In addition, the Company began depreciation for on-going capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua. While credit card costs increased $185,000 during fiscal year 2009, the cost as a percentage of sales decreased eight basis points reflecting the positive impact of the co-branded programs in place including the program introduced in the Caribbean region during fiscal year 2009.  Marketing expenses, primarily associated with the launch of the Caribbean credit card program, increased $189,000.  The Company incurred a charge of $628,000 to write-off the accumulated costs, including a non-refundable deposit, associated with the expected acquisition of a land parcel in the Dominican Republic.

General and administrative expenses increased to $30.9 million, or 2.5% of net warehouse sales, for fiscal year 2009 from $30.3 million, or 2.8% of net warehouse sales, in fiscal year 2008. The Company incurred increased costs of $2.8 million for salaries and related benefits, including expatriate costs and deferred compensation for the Company’s corporate headquarters and U.S. buying operation, offset by a reduction of approximately $2.3 million related to a reduction of approximately $900,000 in legal fees related to the PSC litigation and a reduction of approximately $1.4 million related to audit, tax, and other professional services.

 Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses for fiscal year 2009 were $515,000 related to the new warehouse club in Costa Rica which opened in April 2009. Pre-opening expenses of $1.0 million in the prior year were primarily related to opening of the two new warehouse clubs, one each in Guatemala and Trinidad.

The Company recorded a gain for asset impairment and closure costs for fiscal year 2009 of approximately $249,000, compared to cost of $1.1 million in fiscal year 2008.  Closure costs in the current fiscal year were primarily due to gains of approximately $651,000 recorded in connection with the buy out of the Company's obligation under the lease for the closed “Plaza warehouse” in Guatemala and interest income of approximately $144,000 from the note receivable related to the East Side Santo Domingo club warehouse located in the Dominican Republic.  This was offset by costs of approximately $377,000 associated with the subleased Guatemala location incurred before the transfer of the rights and obligations of this lease/sub-lease.  Asset impairment costs were recorded for approximately $169,000 related to the write down to market value of equipment used in material handling that the Company has determined will not be utilized within its operations, the write down of point of sale hardware and the write down of bulk packaging equipment.  Asset impairment and closure costs in fiscal year 2008 were recorded to reflect a non-cash charge to recognize a decrease in the net present value of future cash flows over the remaining lease life for the closed but subleased Guatemala Plaza location as a result of a rent increase to the Company from the landlord for approximately $605,000 and approximately $205,000 in other expenses related to the Guatemala Plaza location.  In addition, the Company took a $449,000 non-cash charge to write-down the net book value of certain equipment related to in-club bulk packaging.  This results from the fact that the Company is now able to purchase pre-packaged items at competitive prices from its suppliers, thereby freeing up merchandise space and reducing labor costs within the clubs.  Impairment and closure costs were lowered during fiscal year 2008 by approximately $127,000 of interest income related to the note receivable on the Dominican Republic sale of the East Side Santo Domingo warehouse.

Included in the results of fiscal year 2008 are pre-tax charges and income tax benefits related to the PSC Settlement, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In fiscal year 2008, the Company recorded an additional pre-tax charge of $1.3 million with the final settlement for costs incurred in excess of the initial $5.5 million reserved in fiscal year 2007.  An income tax benefit was also recorded of approximately $1.7 million as a result of the approximately $6.8 million recorded in settlement cost.  When the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  In addition, for fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of a put right given to PSC as partial consideration for the settlement.  There were no charges recorded in fiscal year 2009 related to the Company’s settlement agreement with PSC.

Operating income for fiscal year 2009 was $57.5 million, or 4.7% of warehouse sales, compared to $48.4 million, or 4.4% of warehouse sales, in fiscal year 2008.

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits and, until October of fiscal year 2009, restricted cash deposits securing working capital lines of credit. Interest income was $457,000 in fiscal year 2009, compared to $1.2 million in fiscal year 2008. The decrease reflects generally lower interest rates associated with cash on deposit in the current year compared to last year.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and on-going working capital requirements. Interest expense increased to $1.7 million in fiscal year 2009, from $1.4 million in fiscal year 2008, resulting from an increase in debt held by the Company to finance the acquisition of land and the subsequent construction of new warehouse clubs.

During fiscal year 2009, the Company incurred current tax expense of $14.0 million and recognized a net deferred tax benefit of $922,000, resulting in a net tax expense of $13.1 million.  During fiscal year 2008, the Company incurred current tax expense of $15.5 million and recognized a net deferred tax benefit of $6.4 million, resulting in net tax expense of $9.1 million.    The effective tax rate for fiscal year 2009 is approximately 23.5%, as compared to the effective tax rate for fiscal year 2008 of approximately 19.1%.  For the fiscal year 2009, the Company recorded non-recurring adjustments to tax expense including (i) $2.8 million for the reversal of previously recorded valuation allowances; (ii) $2.2 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.1 million of other adjustments.  For the fiscal year 2008, the Company recorded non-recurring adjustments to tax expense including (i) $3.5 million for the reversal of previously recorded valuation allowances; (ii) $1.7 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.7 million related to the PSC settlement. The reversals of valuation allowances referred to above are a result of improvement in the operations of certain foreign subsidiaries.

For fiscal year 2009, the Company reported approximately $21,000 in losses from its unconsolidated affiliates in Costa Rica and Panama.  This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading “Liquidity and Capital Resources-Financing Activities.”  The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $265,000 in fiscal year 2009. In the same period last year, the joint ventures for which the minority stockholders' respective share was $494,000. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now recognizes 100% of that subsidiary’s income or loss.  During the fourth quarter of fiscal year 2008, the Company acquired the 10% minority interest of its Aruba subsidiary, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.   As a result, the Company now records 100% of these subsidiaies income or loss. The adjusted minority interest for fiscal year 2008, assuming the minority interests were acquired as of the beginning of the fiscal year, would be approximately $267,000.

Income from continuing operations for fiscal year 2009 was $42.3 million, compared to $38.2 million in the same period last year.

Income from discontinued operations, net of tax reflects the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which is leased to a subtenant.  The Company recognized a loss of $28,000 in fiscal year 2009 related to the continuing expenses offset by sublease income. In fiscal year 2008, the Company recognized a loss of $104,000 primarily related to a payroll tax related matter derived from the former club warehouse operations in Guam.

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Net warehouse club sales increased 26.3% to $1.1 billion in fiscal year 2008 from $869.1 million in fiscal year 2007. The Company's sales were positively impacted by a continued favorable economic environment in most of its markets during the year despite the difficulties experienced by retailers in the U.S. market. The Company believes that sales growth also reflects the Company’s efforts in the selection and value of the merchandise carried in the clubs and the value that we bring to our members which has also resulted in a growing membership base. Approximately two-thirds of the sales growth experienced from fiscal year 2007 to fiscal year 2008 resulted from increased transactions. The other portion of sales growth is attributable to growth in the value of the average transaction by our members.  Inflationary pressures in certain food commodities partially contributed to some of this increase in average transaction value, although given the broad range of products offered and the introduction of new merchandise items throughout the year, it would be difficult for management to estimate a specific impact of inflation on the average transaction value of the Company.  Warehouse clubs in all countries registered increased sales from fiscal year 2007 to fiscal year 2008. The Company opened two new warehouse clubs in the period: one in Guatemala which opened on November 14, 2007 and one in Trinidad which opened on December 13, 2007. Together they accounted for approximately 539 basis points of growth in net warehouse club sales.

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

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 calendar months, increased 20.1% for the 52-week period ended August 31, 2008 compared to the same 52-week period last year. The Company reports comparable warehouse sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Guatemala on November 14, 2007 were not used in the calculation of comparable warehouse club sales until the month of January 2009. Similarly, the sales related to the new warehouse club opened in Trinidad on December 13, 2007 were not used in the calculation of comparable warehouse club sales until the month of February 2009.

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2008 and 2007:
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

The higher percentage of net sales associated with food in fiscal year 2008, compared to fiscal year 2007 partially reflects the impact of inflation on commodity food products relative to hardlines and softlines which experienced less inflationary pressures.

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

Export sales were $1.5 million for fiscal year 2008 compared to export sales of $1.0 million for fiscal year 2007, due primarily to direct sales to institutional customers (primarily retailers) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 15.8% to $16.0 million, or 1.5% of net warehouse sales, in fiscal year 2008 compared to $13.9 million, or 1.6% of net warehouse sales, in fiscal year 2007. Total membership accounts as of the end of fiscal year 2008 were approximately 604,000, an increase of approximately 69,000 accounts over the end of fiscal year 2007. The principal reasons for the increase in membership levels has been the Company’s ability to maintain membership retention levels at 85% combined with an increase in the membership base at our existing warehouse locations and the new members added with the opening of the two new warehouse clubs.

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

Warehouse club operating expenses increased 18.0% to $103.9 million, or 9.5% of warehouse sales, for fiscal year 2008 from $88.0 million, or 10.1% of warehouse sales, in fiscal year 2007. The addition of the two new warehouse clubs added a total of $4.4 million to warehouse club operating costs during fiscal year 2008 compared to fiscal year 2007. The increase in warehouse club operating expenses excluding the two new warehouse clubs resulted from increased payroll related expenses of $5.7 million, higher bank and credit card fees primarily related to higher sales of $1.8 million and increased operating costs for utilities, repairs and maintenance, and supplies of $2.7 million. The Company also incurred higher depreciation expense of $911,000 related to capital expenditures over the year, including the acquisition of the company that had leased to the Company the real estate upon which the PriceSmart Barbados warehouse club is located, which was offset by a related reduction in rent expense of $574,000.

General and administrative expenses increased to $30.3 million, or 2.8% of net warehouse sales, for fiscal year 2008 from $27.1 million, or 3.1% of net warehouse sales, in fiscal year 2007.  The Company incurred increased costs of $872,000 for salaries and related benefits, including expatriate costs, for the Company’s corporate headquarters and U.S. buying operation. Professional fees, primarily related to the litigation and ultimate settlement with the Promerica entities discussed below, and tax consulting services resulted in increased costs of $1.7 million in fiscal year 2008 compared to fiscal year 2007.  In addition, fiscal year 2007 results included the release of a $200,000 reserve in excess of estimated claims.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses. Pre-opening expenses in fiscal year 2008 were $1.0 million related to the opening of the two new warehouse clubs in Guatemala and Trinidad. In the prior fiscal year, pre-opening expenses were $373,000, of which $256,000 was primarily associated with the opening of the relocated San Pedro Sula, Honduras location. The remainder was related to the new Guatemala and Trinidad warehouse clubs which opened in November and December 2007, respectively (fiscal year 2008).

Asset impairment and closure costs for fiscal year 2008 were $1.1 million, compared to $1.6 million in fiscal year 2007. Contributing to the expense in fiscal year 2008 was a $605,000 non-cash charge to recognize a decrease in the net present value of future cash flows over the remaining lease life for the closed but subleased Guatemala Plaza location as a result of a rent increase to the Company from the landlord and approximately $205,000 in other expenses related to the Guatemala Plaza location.  In addition, the Company took a $449,000 non-cash charge to write-down the net book value of certain equipment related to in-club bulk packaging.  This results from the fact that the Company is now able to purchase pre-packaged items at competitive prices from its suppliers, thereby freeing up merchandise space and reducing labor costs within the club.  Impairment and closure costs were lowered during fiscal year 2008 by approximately $127,000 in interest income related to the note receivable on the Dominican Republic sale of the East Side Santo Domingo warehouse. Asset impairment and closure costs in the prior fiscal year resulted from a further write-down of the value of the original San Pedro Sula, Honduras warehouse club which was vacated in early fiscal year 2007 in favor of a new club that was built in another section of the city. The further write-down of $897,000 in fiscal year 2007 was a result of entering into an agreement to sell the location for $2.5 million. The sale of which was completed in September 2007 (fiscal year 2008). The Company incurred approximately $128,000 in additional closure costs during fiscal year 2007 related to the vacating of the San Pedro Sula warehouse site. Net closure costs of $315,000 were incurred in the Dominican Republic related to the sale of the East Side Santo Domingo warehouse for fiscal year 2007.

Included in the results for fiscal year 2008 are pre-tax charges and income tax benefits related to the Company’s settlement of previously announced disputes pursuant to the PSC Settlement, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In fiscal year 2008, the Company recorded an additional pre-tax charge of $1.3 million associated with the final settlement for costs incurred in excess of the initial $5.5 million reserved in fiscal year 2007.  An income tax benefit was also recorded of approximately $1.7 million as a result of the approximately $6.8 million recorded in settlement cost.  When the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  In addition in fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of a put right given to PSC as partial consideration for the settlement.

Operating income for fiscal year 2008 was $48.4 million, or 4.4% of warehouse sales, compared to $28.0 million, or 3.2% of warehouse sales, in fiscal year 2007.

Interest income reflects earnings on cash and cash equivalent balances and, until October 2007 (fiscal year 2008), restricted cash deposits securing working capital lines of credit. Interest income was $1.2 million in fiscal year 2008, compared to $1.6 million in fiscal year 2007. The decrease reflects generally lower interest rates associated with cash on deposit in fiscal year 2008, compared to fiscal year 2007.

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

During fiscal year 2008, the Company incurred current tax expense of $15.5 million and recognized a net deferred tax benefit of $6.4 million, resulting in a net tax expense of $9.1 million.  During fiscal year 2007, the Company incurred current tax expense of $13.4 million and recognized a net deferred tax benefit of $1.1 million, resulting in net tax expense of $12.3 million.    The effective tax rate for fiscal year 2008 is approximately 19%, as compared to the effective tax rate for fiscal year 2007 of approximately 43%.  The decrease in the effective tax rates between fiscal years is primarily attributable to: (i) during fiscal year 2008, there was a significant increase in non-U.S. pre-tax income, which is taxed at statutory rates that are generally 4% to 9% lower than the U.S. statutory tax rate; (ii) the Company reversed approximately $3.5 million of valuation allowances during fiscal year 2008 as a result of the improvement in the operations of certain foreign subsidiaries, which had a 7% benefit on the fiscal year 2008 effective tax rate; and (iii) the Company recorded $5.5 million of settlement expenses during fiscal year 2007, which was not tax effected due to the preliminary nature of this accrual, which represents 7% of the effective tax rate during fiscal year 2007.

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

Minority interest is the allocation of the joint venture income or loss to the minority stockholders’ respective interest. Minority interest stockholders’ respective share of net income was $494,000 in fiscal year 2008. In the same period last year, the minority stockholders' interest was $476,000. During the second quarter of fiscal year 2008, the Company acquired the 49% ownership interest of the minority shareholder in its Nicaragua subsidiary. As a result, the Company now recognizes 100% of that subsidiary’s income or loss.  During the fourth quarter of fiscal year 2008, the Company acquired the 10% minority interest of its Aruba subsidiary from Nithyananda Enterprises, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.   As a result, the Company now records 100% of these subsidiaries' income or loss.

Income from continuing operations for fiscal year 2008 was $38.2 million compared to $12.8 million in the same period last year.

Income from discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which is leased to a subtenant.  The Company recognized a loss of $104,000 in fiscal year 2008, primarily related to a payroll tax related matter.  In fiscal year 2007, the Company recognized income of $143,000 related to the sublease of the Guam location offset by continuing expenses.

Discontinued operations, net of taxes are comprised of the following in thousands:

	Fiscal Year Ended 2008	Fiscal Year Ended 2007
Guam pre-tax (loss) income from operations	$(104)	$151
Philippines pre-tax (loss) income from operations	—	(8)
Income (loss) before income taxes	(104)	143
Income tax (provision) benefit	—	—
Discontinued operations (loss) income, net of tax	$(104)	$143

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company had $44.2 million in consolidated cash and cash equivalents as of August 31, 2009, compared to $48.1 million in consolidated cash and cash equivalents as of August 31, 2008. The Company used a portion of its cash and cash equivalents and cash generated by operations and financing activities for the acquisition and development of property for new warehouse clubs and for investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs.  These activities consisted primarily of properties acquired and warehouse club development in Panama (Brisas), Costa Rica (Alajuela) and Trinidad (San Fernando).  The new Costa Rica warehouse club opened on April 17, 2009,  increasing the number of warehouse clubs in that country to five. In Panama, the Company will relocate an existing warehouse club to the new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during the spring of 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four.  This new warehouse club is expected to be open in the spring of 2010.

Financing activities were primarily related to the payment of dividends, proceeds received from bank borrowings, payment on bank borrowings and the purchase of treasury stock from officers and employees upon the vesting of restricted stock to fund the associated tax withholdings.  Operating activities contributed cash to operations through net income during the period.

Net cash flows provided by operating activities were approximately $55.4 million in fiscal year 2009, compared to cash provided by operating activities of $43.6 million in fiscal year 2008.  Income from continuing operations improved by $4.1 million to $42.3 million in fiscal year 2009, compared to $38.2 million in fiscal year 2008.  In fiscal year 2009, net cash provided by continuing operations included cash use of approximately $3.1 million used to pay down and release the Company from the lease liability for the Guatemala, Plaza location, the related adjustments to net cash for gains related to the pay down of the lease liability for the Guatemala Plaza location, and asset impairment and closure costs.  Changes in operating assets and liabilities resulted in the use of approximately $100,000 of cash in fiscal year 2009.  Income from continuing operations in fiscal year 2008 included three non-cash charges totaling $1.6 million: (i) increase in accrued closure costs and other accrued liabilities of $605,000 to reflect the increase in monthly rent, (ii) impairment charges associated with the write-down of bulk packaging equipment for $449,000, and (iii) the write down of PSC-related debt in connection with the settlement of approximately $530,000.  Changes in operating assets and liabilities, most notably the payment of the amount reserved in fiscal year 2007 for settlement of pending litigation, additions of merchandise inventory to support higher sales and the addition of two warehouse club operations, resulted in the use of $8.5 million of cash in fiscal year 2008.

Net cash used in investing activities was approximately $54.8 million and $41.4 million in fiscal years 2009 and 2008, respectively.  Additions to property and equipment used approximately $49.3 million of cash in fiscal year 2009, including for the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million, and land in Trinidad for $4.5 million.  The Company also continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean and the expansion of the warehouse distribution center in the United States.  Construction costs within these segments for fiscal year 2009 were approximately $12.3 million, $12.7 million and $300,000, respectively.  Fixtures and equipment expenditures within these segments for fiscal year 2009 were $7.0 million, $4.1 million and $845,000, respectively.  The Company utilized approximately $1.4 million for the acquisition of software and computer hardware in fiscal year 2009.  The Company released approximately $400,000 of restricted cash, previously held as a deposit for land purchases, which lowered the cash used in investing activities. The Company also used approximately $7.7 million of cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama and for additional capital contributions for such joint ventures. The Company collected a $2.1 million note receivable from the sale of a warehouse club in the Dominican Republic.   In fiscal year 2008, the additions to property and equipment totaled $23.6 million, primarily associated with the completion and new warehouse club openings in Guatemala (November 2007) and Trinidad (December 2007) and continued improvements in the Company’s other warehouse club locations for approximately $22.3 million.  In addition, the Company recorded the purchase of the acquisition of a land parcel at the Zapote, Costa Rica warehouse club site from PSC for $1.0 million. The Company also recorded the purchase of easement rights relating to properties adjacent to the PriceSmart warehouse club in Managua, Nicaragua for $250,000.  The Company used approximately $10.2 million for the acquisition of the 49% minority interest in the Nicaragua club warehouse as part of the PSC settlement and approximately $300,000 for the acquisition of the 5% minority interest in the Aruba club warehouse.  In addition, the Company used approximately $11.9 million for the acquisition of the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company used approximately $660,000 for deposits made into escrow accounts for the potential future acquisition of land for future club warehouse sites and for potential payments related to the PSC settlement. The Company generated approximately $5.1 million in cash from investing activities primarily from the sales of its investment in its Mexico subsidiary and the San Pedro Sula warehouse building in Honduras subsequent to relocating that warehouse club to a new site.

Net cash used in financing activities was approximately $4.1 million in fiscal year 2009, primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $16.2 million of cash provided and net proceeds and tax benefits from stock options of $523,000 of cash provided.  This was offset by payments of $19.6 million for dividends, $1.1 million used in the purchase of treasury stock from officers and employees upon the vesting of restricted stock and $161,000 used in the purchase of treasury stock related to the PSC  settlement.  In fiscal year 2008, financing activities provided a net increase in cash of $13.6 million, primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $16.3 million of cash provided and the release of restricted cash previously held as collateral for a line of credit with a bank of $8.0 million, offset by payments of $9.5 million for dividends, $1.4 million used in the purchase of treasury stock from officers and employees upon the vesting of restricted stock and $1.3 million used in the purchase of treasury stock related to the PSC settlement.

Financing Activities

In the first quarter of fiscal year 2009, as part of its investment in a joint venture with Prico Enterprises S.A. the Company borrowed approximately $475,000 from Prico Enterprises to fund the purchase price of 50% of the common stock in the joint venture pursuant to a three year zero interest loan.  The common stock is held in a trust until payment is due, September 29, 2011.  The Company recorded the discounted present value of the note as long-term debt.  The deemed interest on the loan is amortized monthly with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance at August 31, 2009 is approximately $428,000. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

In the first quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD (“RBTT”) for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan.  The loan has a variable interest rate of one year London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%.  Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013).  The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap.  The LIBOR reset dates for the $9.0 million loan and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26.  As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus a margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

In the second quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into a 6.77% fixed interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for a notional amount of $9.5 million to be paid over a 10 year term.

In the fourth quarter of fiscal year 2009, the Company’s Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia for a notional amount of $10.0 million to be paid over a five year term.  The variable interest rate is set at the greater of 7.5% or 30 day LIBOR plus 4%.  The interest rate resets every 30 days.

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements the Company will pay a fixed interest rate charge for a term approximately over the variable rate loans being hedged.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  Accordingly, the Company has designated the two interest rate swap agreements as hedging instruments.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

	Liability Derivatives
	August 31,
	2009		2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$625	Other Accrued Expenses	$8
Total derivatives designated as hedging instruments under Statement 133 (2)		$625		$8

(1)	The effective portion of the interest rate swaps was recorded as a debit to accumulated other comprehensive loss for $464,000 net of tax, as of August 31, 2009.
(2)	There were no derivatives not designated as hedging instruments under Statement 133.

In the first quarter of fiscal year 2008, the Company’s Barbados subsidiary obtained a long-term loan of $4.5 million from Citibank N.A. and a loan of $9.0 million Barbados dollars (equivalent to $4.5 million U.S. dollars) from Citicorp Merchant Bank Ltd., to finance the purchase of the company that had leased to it the real estate and building upon which the Company’s Barbados warehouse club is located. In addition, the Company drew down approximately $722,000 in additional short-term loans from its facilities in Guatemala. In the second quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into to fix the interest rate of the $4.5 million loan with Citibank N.A. The loan has a variable interest rate of LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years.  In the fourth quarter of fiscal year 2008, the Company obtained a long-term note of $9.0 million from RBTT.

Short-Term Borrowings and Long-Term Debt

As of August 31, 2009 and 2008, the Company, together with its majority or wholly owned subsidiaries, had $2.3 million and $3.5 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $24.9 million, which can be used as lines of credit or to issue letters of credit. As of August 31, 2009, lines and letters of credit totaling approximately $2.5 million were outstanding under these facilities, leaving approximately $22.4 million available for borrowing.

As of August 31, 2009 and August 31, 2008, the Company, together with its majority or wholly owned subsidiaries, had $41.7 million and $25.8 million, respectively, outstanding in long-term borrowings. Of this amount, as of August 31, 2009, approximately $428,000 relates to the loan from Prico Enterprises. The increase during the current period primarily relates to the addition of two long-term loans for approximately $9.5 million and $10.0 million, offset by the normally scheduled payments of interest and principal for approximately $3.6 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $61.0 million and $32.2 million as of August 31, 2009 and 2008, respectively.

As of August 31, 2009 and 2008, $7.6 million and $8.5 million, respectively, relate to loans that require the Barbados subsidiary to comply with certain annual financial covenants, which include debt service and leverage ratios. During the second quarter, the Company detected that it was not in compliance with the covenants described in the underlying contracts. As such, during the fourth quarter, the bank and the Company amended the existing covenant agreement to modify the contractual language to better reflect the original intent of these covenants. The Company obtained a written waiver from the bank with respect to any non-compliance for fiscal year 2008. The Company was in compliance with respect to these amended covenants for fiscal year 2009.  As of August 31, 2009 and 2008, $8.1 million and $9.0 million, respectively, relate to loans that require the Trinidad subsidiary to comply with certain annual financial covenants, which include debt service and leverage ratios. The Company was in compliance with respect to these amended covenants for fiscal year 2009 and 2008.

During the fourth quarter of fiscal year 2009, the Company obtained a $10 million loan that requires the Panama subsidiary to comply with certain quarterly financial covenants, which include debt service and leverage ratios beginning in the first quarter of fiscal year 2010. The Company has no covenant requirements for this loan for the year ended August 31, 2009.

Contractual Obligations

As of August 31, 2009, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt (1)	$4,584	$9,595	$14,168	$13,363	$41,710
Operating leases (2)(3)	6,472	11,449	11,275	50,752	79,948
Additional capital contribution commitments to joint ventures (4)	4,096	—	—	—	4,096
Equipment lease(5)	106	27	—	—	133
Distribution center services(6)	125	166	—	—	291
Total	$15,383	$21,237	$25,443	$64,115	$126,178

(1)	Amounts shown are for the principal portion of the long-term debt payments only.
(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $1.9 million; sublease income for this location is also approximately $2.3 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $706,000 to reflect the amounts net of sublease income.
(4)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to, however the parties intend to seek alternate financing for these projects.

(5)	Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.
(6)	Amounts shown are the contractual distribution center services agreements for Mexico City. The minimum payment includes only the fixed portion of each contract.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

 Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time in accordance with SFAS No. 5, “Accounting for Contingencies.” While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the Company’s results of operations or financial condition.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2009, the Company evaluated its deferred tax assets and liabilities and determined that, in accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is necessary for certain U.S. and foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.  The Company also determined that valuation allowances previously recorded should be reversed for certain of its subsidiaries, primarily because of the existence of significant positive objective evidence, such as specific tax planning, changes in operational efficiencies and overall market improvement.  The reversal of previously recorded valuation allowances resulted in a net tax benefit of $2.8 million for the fiscal year ended August 31, 2009.

The Company had federal and state tax net operating loss carryforwards (“NOLs”), at August 31, 2009 of approximately $36.0 million and $10.4 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company’s U.S. income from continuing operations and projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carryforward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carryforwards.

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

     The Company accrues an amount for its estimate of probable additional income tax liability in accordance with the new provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. As of August 31, 2009, the Company has classified uncertain income tax positions as $3.5 million in long-term income taxes payable and approximately $19,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of August 31, 2009 and August 31, 2008, the Company had recorded $0 and $933,000, respectively, as current income taxes payable.  In March 2009, the Company paid approximately $679,000 and reversed the remainder of the accrued liability in the amount of approximately $254,000.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity.  These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ("SFAS 144"). Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  In fiscal year 2008 the Company recorded approximately $449,000 of impairment charges on bulk packaging equipment located in its warehouse clubs.  This was due to the Company’s decision to outsource the bulk packaging of product. The Company was also required to take an impairment charge pursuant to SFAS 144 on the old San Pedro Sula, Honduras warehouse site in fiscal year 2007 of approximately $897,000. This was due to the revised fair valuation of the land and building as a result of the disposal agreement. In addition, the Company recorded a $2.6 million impairment charge related to the write down of the Company's interest in its Mexico joint venture as a result of the disposal agreement.

Stock-Based Compensation: As of August 31, 2009, the Company had four stock-based employee compensation plans which it accounts for in accordance with SFAS No. 123(R), “Share-Based Payment” ("SFAS 123(R)").  Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles.  The Company establishes lease obligation liabilities for its closed leased warehouse clubs when required.  The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties.  The Company is continually evaluating the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations.  In fiscal year 2009 the Company recorded a $418,000 gain in closure costs.  This consisted of  $651,000 to record a gain for the lease buy out of Guatemala plaza and $144,000 in closure cost  gain to record interest income related to the note issued for the sale of the East Side Santo Domingo, Dominican Republic location.  This note was paid in full during the third quarter of fiscal year 2009.  This was offset by additional recorded costs of $377,000 for other associated closure costs incurred.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  This Statement establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Company is required to adopt this standard in the first quarter of fiscal year 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FIN 46(R)”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” ("SFAS 167").  This statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires on going reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity, and amends certain guidance for determining whither an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt SFAS 167 as of the beginning of its first annual reporting period that begins on September 01, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company was required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.  The adoption of the standard did not have a material impact on its consolidated financial statements.

In April 2009, four FASB Staff Positions (“FSPs”) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;” FSP FAS 157-2, “Effective Date of FASB Statement No. 157;” FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments;” and FSP FAS 107-1,”Interim Disclosure about Fair Value of Financial Instruments.” The Company adopted these FSPs in the fourth quarter of fiscal year 2009.  The adoption of  these FSPs did not have a material impact on the Company’s consolidated financial condition and results of operations.

 In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” ("EITF 08-06").  The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis beginning on September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.  However, the Company does not expect that this issue will result in a change in current practice.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.”  The Company is required to adopt FSP EITF 03-6-1 effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.   The Company will adopt this FSP with its November 30, 2009 filing, and if applicable, all prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of this FSP.  The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” ("SFAS 141") retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award” (EIFT 06-11").  EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing SFAS 123(R)’s “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2009, the Company had a total of 26 warehouse clubs operating in 11 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For fiscal year 2009, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, Jamaica experienced a net currency devaluation of over 23% between the end of fiscal year 2008 and the end of fiscal year 2009 and Guatemala experienced an 11% devaluation over that same period. There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately ($1.5 million) and $1.6 million for the year ended August 31, 2009 and 2008, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliate, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were ($3.9 million) and ($546,000) for the year ended August 31, 2009 and August 31, 2008, respectively.  For the fiscal years ended August 31, 2009 and 2008, loss on fair value on interest rate swap designated as an effective hedge recorded in Accumulated Other Comprehensive loss was approximately ($456,000) net of tax and ($8,000), respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of August 31, 2009:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2010	Currency
Panama	4	—(2)	U.S. Dollar
Costa Rica	5	—	Costa Rican Colon
Dominican Republic	2	—	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	3	1(3)	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	26 (1)	1

(1)	The Company opened a warehouse club in fiscal year 2009 in Costa Rica and opened two warehouse clubs in fiscal year 2008, one each in Guatemala and Trinidad.
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in the spring of 2010, and the Company will close the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open in the spring of 2010 (San Fernando).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California
November 9, 2009

PRICESMART, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$44,193	$48,121
Short-term restricted cash	10	536
Receivables, net of allowance for doubtful accounts of $10 and $11 in 2009 and 2008, respectively	2,187	1,474
Merchandise inventories	115,841	113,894
Deferred tax asset – current	2,618	2,179
Prepaid expenses and other current assets	19,033	17,650
Short-term notes receivable	—	2,104
Assets of discontinued operations	900	1,247
Total current assets	184,782	187,205
Long-term restricted cash	732	673
Property and equipment, net	231,798	199,576
Goodwill	37,538	39,248
Deferred tax assets – long term	20,938	21,198
Other assets	3,927	3,512
Investment in unconsolidated affiliates	7,658	—
Total Assets	$487,373	$451,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$2,303	$3,473
Accounts payable	101,412	96,120
Accrued salaries and benefits	8,831	8,271
Deferred membership income	8,340	7,764
Income taxes payable	5,942	3,695
Common stock subject to put agreement	—	161
Other accrued expenses	10,022	11,877
Dividend payable	—	4,744
Long-term debt, current portion	4,590	2,737
Deferred tax liability – current	189	486
Liabilities of discontinued operations	299	277
Total current liabilities	141,928	139,605
Deferred tax liability – long-term	1,026	2,339
Long term portion of deferred rent	2,673	2,412
Accrued closure costs	—	3,489
Long-term income taxes payable, net of current portion	3,458	5,553
Long-term debt, net of current portion	37,120	23,028
Total liabilities	186,205	176,426
Minority interest	770	480
Stockholders’ Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,337,109 and 30,195,788 shares issued and 29,681,031 and 29,615,226 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	377,210	373,192
Tax benefit from stock-based compensation	4,547	4,563
Accumulated other comprehensive loss	(17,230)	(12,897)
Accumulated deficit	(49,998)	(77,510)
Less: treasury stock at cost; 656,078 and 580,562 shares, respectively	(14,134)	(12,845)
Total stockholders’ equity	300,398	274,506
Total Liabilities and Stockholders’ Equity	$487,373	$451,412

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2009	2008	2007
Revenues:
Net warehouse club sales	$1,224,331	$1,097,510	$869,102
Export sales	3,679	1,498	1,016
Membership income	17,903	16,042	13,857
Other income	5,715	4,826	4,826
Total revenues	1,251,628	1,119,876	888,801
Operating expenses:
Cost of goods sold:
Net warehouse club	1,044,555	932,294	737,317
Export	3,484	1,420	962
Selling, general and administrative:
Warehouse club operations	114,957	103,887	88,029
General and administrative	30,882	30,327	27,094
Pre-opening expenses	515	1,010	373
Asset impairment and closure costs (gains)	(249)	1,142	1,550
Provision for settlement of litigation, including changes in fair market value of put agreement	—	1,370	5,500
Total operating expenses	1,194,144	1,071,450	860,825
Operating income	57,484	48,426	27,976
Other income (expense):
Interest income	457	1,193	1,628
Interest expense	(1,700)	(1,445)	(788)
Other expense, net	(539)	(346)	(317)
Total other income (expense)	(1,782)	(598)	523
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliates and minority interest	55,702	47,828	28,499
Provision for income taxes	(13,069)	(9,124)	(12,337)
Loss (including impairment charges of $2.6 million in 2007) of unconsolidated affiliates	(21)	—	(2,903)
Minority interest	(265)	(494)	(476)
Income from continuing operations	42,347	38,210	12,783
Income (loss) from discontinued operations, net of tax	(28)	(104)	143
Net income	$42,319	$38,106	$12,926

Basic net income per share from continuing operations	$1.46	$1.32	$0.44
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$0.01
Basic net income per share	$1.46	$1.32	$0.45

Diluted net income per share from continuing operations	$1.45	$1.30	$0.44
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—
Diluted net income per share	$1.45	$1.30	$0.44
Shares used in per share computations:
Basic	28,959	28,860	28,534
Diluted	29,181	29,210	29,243
Dividends per share	$0.50	$0.32	$0.32

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE YEARS ENDED AUGUST 31, 2009
(amounts in thousands)

				Tax
				benefit	Accum-
				from	ulated
				stock-	other				Total
			Additional	based	compre-	Accum-			stock-
	Common Stock		Paid-in	compen-	hensive	ulated	Treasury Stock		holders’
	Shares	Amount	Capital	sation	loss	deficit	Shares	Amount	equity
Balance at August 31, 2006	29,404	$3	$364,132	$3,509	$(13,883)	$(109,676)	438	$(9,466)	$234,619
Purchase of treasury stock	—	—	—	—	—	—	38	(609)	(609)
Issuance of restricted stock awards	164	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(31)	—	—	—	—	—	—	—	—
Exercise of stock options	278	—	3,949	—	—	—	—	—	3,949
Stock-based compensation	—	—	1,767	461	—	—	—	—	2,228
Dividend payable to stockholders	—	—	—	—	—	(4,678)	—	—	(4,678)
Dividend paid to stockholders	—	—	—	—	—	(4,659)	—	—	(4,659)
Net income	—	—	—	—	—	12,926	—	—	12,926
Translation adjustment	—	—	—	—	1,540	—	—	—	1,540
Comprehensive income									14,466
Balance at August 31, 2007	29,815	$3	$369,848	$3,970	$(12,343)	$(106,087)	476	$(10,075)	$245,316

Purchase of treasury stock	—	—	—	—	—	—	46	(1,429)	(1,429)
Issuance of restricted stock awards	334	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(15)	—	—	—	—	—	—	—	—
Exercise of stock options	62	—	921	—	—	—	—	—	921
Stock-based compensation	—	—	2,579	593	—	—	—	—	3,172
Common stock subject to put agreement	—	—	(161)	—	—	—	—	—	(161)
Purchase of treasury stock for PSC settlement	—	—	(115)	—	—	—	58	(1,341)	(1,456)
Cost to record fair market value of put for PSC settlement	—	—	120	—	—	—	—	—	120
Dividend payable to stockholders	—	—	—	—	—	(4,744)	—	—	(4,744)
Dividend paid to stockholders	—	—	—	—	—	(4,785)	—	—	(4,785)
Change in fair value of interest rate swaps	—	—	—	—	(8)	—	—	—	(8)
Net income	—	—	—	—	—	38,106	—	—	38,106
Translation adjustment	—	—	—	—	(546)	—	—	—	(546)
Comprehensive income									37,552
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506

Purchase of treasury stock	—	—	—	—	—	—	69	(1,128)	(1,128)
Issuance of restricted stock award	88	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(33)	—	—	—	—	—	—	—	—
Exercise of stock options	86	—	559	—	—	—	—	—	559
Stock-based compensation	—	—	3,298	(16)	—	—	—	—	3,282
Common stock subject to put agreement	—	—	161		—	—	—	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)
Dividend paid to stockholders	—	—	—	—	—	(14,807)	—	—	(14,807)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(456)	—	—	—	(456)
Net income	—	—	—	—		42,319	—	—	42,319
Translation adjustment	—	—	—	—	(3,877)	—	—	—	(3,877)
Comprehensive income	—	—	—	—	—	—	—	—	37,986
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398

See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2009	2008	2007
Operating Activities:
Income from continuing operations	$42,347	$38,210	$12,783
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,898	11,370	9,449
Allowance for doubtful accounts	(1)	625	(188)
Asset impairment and closure costs	74	1,054	1,550
Gain on Guatemala Plaza lease buyout	(651)	—	—
Cash paid for Guatemala Plaza lease buyout	(3,100)	—	—
Provision for settlement of litigation	—	—	5,500
Loss on sale of property and equipment	509	217	323
Release from escrow account due to settlement of litigation	256	—	—
Deferred income taxes	(1,805)	(1,898)	(578)
Minority interest	265	494	476
Excess tax deficiency (benefit) on stock-based compensation	16	(593)	(485)
Equity in losses of unconsolidated affiliates, including impairment charges of $2.6 million in 2007	21	—	2,903
Stock-based compensation	3,298	2,579	1,767
Change in operating assets and liabilities:
Change in accounts receivable, prepaid, other current assets, accrued salaries, deferred membership and other accruals	(3,422)	(6,140)	4,143
Merchandise inventories	(1,947)	(17,915)	(18,547)
Accounts payable and accounts payable to and advances received from related party	5,293	15,487	14,733
Net cash provided by continuing operating activities	55,051	43,490	33,829
Net cash provided by discontinued operating activities	307	107	196
Net cash provided by operating activities	55,358	43,597	34,025
Investing Activities:
Additions to property and equipment	(49,347)	(23,571)	(30,913)
Deposits to escrow account for land acquisitions (including settlement of litigation)	—	(660)	—
Proceeds from disposal of property and equipment	181	3,071	60
Collection (issuance) of note receivable from sale of closed warehouse club in the Dominican Republic	2,104	121	(2,207)
Acquisition of business, net of cash acquired	—	(11,913)	—
Proceeds from sale of unconsolidated affiliate	—	2,000	—
Purchase of Nicaragua minority interest	—	(10,200)	—
Purchase of Aruba minority interest	—	(300)	—
Purchase of interest in Costa Rica joint venture	(2,637)	—	—
Capital contribution to Costa Rica joint venture	(377)	—	—
Purchase of interest in Panama joint venture	(4,616)	—	—
Capital contribution to Panama joint venture	(50)	—	—
Net cash used in continuing investing activities	(54,742)	(41,452)	(33,060)
Net cash (used in) provided by discontinued investing activities	(9)	48	161
Net cash flows used in investing activities	(54,751)	(41,404)	(32,899)
Financing Activities:
Proceeds from bank borrowings	40,119	25,813	14,422
Repayment of bank borrowings	(23,926)	(9,488)	(20,528)
Cash dividend payments	(19,551)	(9,463)	(4,659)
Release of (addition to) restricted cash	—	7,974	(341)
Excess tax (deficiency) benefit on stock-based compensation	(16)	593	485
Purchase of treasury stock - excluding PSC settlement	(1,128)	(1,429)	(609)
Purchase of treasury stock- PSC settlement	(161)	(1,341)	—
Proceeds from exercise of stock options	539	921	3,949
Net cash provided by (used in) financing activities	(4,124)	13,580	(7,281)
Effect of exchange rate changes on cash and cash equivalents	(411)	283	(1,775)
Net (decrease) increase in cash and cash equivalents	(3,928)	16,056	(7,930)
Cash and cash equivalents at beginning of year	48,121	32,065	39,995
Cash and cash equivalents at end of year	$44,193	$48,121	$32,065

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(amounts in thousands)

	Years Ended August 31,
	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,579	$485	$1,041
Income taxes	$13,009	$12,918	$9,927
PSC settlement expenses	$—	$6,050	$—
Acquisition of land and permanent easement related to PSC settlement	$—	$1,125	$—
Dividends declared but not paid	$—	$4,744	$4,678

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of August 31, 2009, the Company had 26 warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies). There is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people as of August 31, 2009. The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The Company also made certain reclassifications between receivables, net of allowance for doubtful accounts and prepaid expenses and other current assets on the consolidated balance sheet as of August 31, 2008. These reclassifications resulted in a $981,000 decrease to receivables, net of allowance for doubtful accounts and a $981,000 increase to prepaid expenses and other current assets.  The purpose of these balance sheet reclassifications is to allow comparability of our consolidated balance sheets for the periods being presented as a result of the reclassification of the value added taxes to be consistent with the presentation in all locations.

In May 2009 the Financial Accounting Standards Board (FASB) issued SFAS No. 165, “Subsequent Events,” ("SFAS 165") which establishes general accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the fourth quarter of fiscal 2009.  In accordance with SFAS 165, we have evaluated subsequent events through the date and time these financial statements were issued on November 9, 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's majority and wholly-owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The table below shows the Company's percentage ownership of, and basis of presentation for, each subsidiary as of August 31, 2009.

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated (1)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart, Trinidad	Trinidad	95.0%	Consolidated
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity (2)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity (2)
Newco2	Costa Rica	50.0%	Equity (2)

(1)	Entity is treated as discontinued operations in the consolidated financial statements.
(2)	Purchases of joint venture interests during the first quarter of fiscal year 2009 recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

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

Variable Interest Entities –  The Company reviews and determines annually whether any of its investments in joint ventures are Variable Interest Entities (“VIE”), and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that through August 31, 2009 the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIE's.  The Company has determined that it is not the principle beneficiary of the VIE's and therefore has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – Short-term restricted cash of approximately $10,000 consists of an export bond for the Mexico Distribution Center location.  Long-term restricted cash represents deposits with federal regulatory agencies in Costa Rica and Panama for approximately $732,000.

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

Allowance for Doubtful Accounts – The Company generally does not extend credit to its members, but may do so for specific wholesale, government, other large volume members and for tenants. The Company maintains an allowance for doubtful accounts based on assessments as to the probability of collection of specific customer accounts, the aging of accounts receivable, and general economic conditions.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised and an economic penalty would be suffered if the election were not exercised.  The sale or purchase of property and equipment is recognized upon legal transfer of property.  For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see Revenue Recognition policy for lessor accounting) provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on a straight-line basis, beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options where the exercise of the option is reasonably assured and an economic penalty would be suffered if the election were not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays.” In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – In accordance with the amended SFAS No. 157, “Fair Value Measurements,” ("SFAS 157") the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period. The Company measures fair value for interest rate swaps and for put contracts.  Although the Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, no such assets or liabilities existed at the balance sheet dates. The Company has adopted SFAS 157 for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Nonfinancial nonrecurring assets and liabilities included on the Company’s consolidated balance sheets include items such as goodwill and long-lived assets that are measured at fair value after taking into account impairment charges in the second step of a goodwill impairment test if any are deemed necessary.  Also included as nonfinancial nonrecurring assets and liabilities are those initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods.  The Company measures fair value of nonfinancial assets and nonfinancial liabilities when triggering events occur in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” ("SFAS 144"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), for business units and for goodwill impairment and if a business combination or other new basis event has occurred.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities, primarily consisting of financial instruments, such as money market funds, whose value is based on quoted market prices.  The Company was not required to revalue any assets or liabilities utilizing Level 1 inputs at the balance sheet dates. The amount invested in money market mutual funds and recorded as cash equivalents as of August 31, 2009 and 2008 was $4.0 million and $22.5 million, respectively.

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

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million at August 31, 2009 and $39.2 million at August 31, 2008.  The decrease in goodwill was due to the foreign exchange translation losses.  The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133").  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheet in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 14-Interest Rate Swaps).

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented. The Company recognizes and presents revenue-producing transactions on a net basis, as defined within EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheets.  Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repairs and maintenance, rent expense, and building and equipment depreciation at its distribution facilities.

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

Closure Costs – The Company records the costs of closing warehouse clubs as follows: severance costs are accrued in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activity”; lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties; gain or loss on the sale of property, buildings and equipment is recognized based on the net present value of cash or future cash received as compensation for such upon consummation of the sale; all other costs are expensed as incurred.  In fiscal year 2003, the Company closed two warehouse clubs, one each in the Dominican Republic and Guatemala.  The closure cost gain recorded in fiscal year 2009 is related to these two warehouse clubs.  In Guatemala the Company continued to sublease the property and building for the closed Guatemala warehouse club and continued to record expenses and rental income related to the location in fiscal year 2009.  The Company finalized an agreement in the fourth quarter of fiscal year 2009 to buy out its obligations for this lease.  The Company recorded a gain of approximately $651,000 from this transaction.  The net closure costs gain reported for the closed Guatemala location in fiscal year 2009 was approximately $274,000.  In the Dominican Republic, the Company recorded approximately $144,000 in interest income related to the note receivable recorded for the sale of the land and building in fiscal year 2007.  This note receivable was paid in full during the third quarter of fiscal year 2009.  During fiscal year 2007, the Company’s original San Pedro Sula, Honduras location was vacated and the operation was relocated to a new site, which was acquired in fiscal year 2006 in another section of the city.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Put Agreement – The Company recorded in fiscal year 2008 a liability for a common stock put agreement (see Note 16—PSC settlement). The Company utilized the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the fair market valuation.  The Company recorded in fiscal year 2008 a year-to-date expense for the fair value of the put agreement determined as of June 11, 2008 of fiscal year 2008. On September 9, 2008 (fiscal year 2009), the Company recorded the final settlement of the liability.

Foreign Currency Translation – In accordance with SFAS No. 52 “Foreign Currency Translation,” the assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not the U.S. dollar. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet dates and revenue, costs and expenses are translated at weighted-average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds are included as a part of the costs of goods sold in the consolidated statements of income.  For fiscal years 2009, 2008 and 2007, these amounts were approximately ($1.5 million), $1.6 million and $5,000, respectively.

Stock-Based Compensation – As of August 31, 2009, the Company had four stock-based employee compensation plans which it accounts for in accordance with SFAS No. 123(R), “Share-Based Payment” ("SFAS 123(R)").  Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model.  SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, SFAS 123(R) requires the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected as a financing cash flow in its consolidated statements of cash flows, rather than as an operating cash flow.

The Company recognizes the tax benefits of dividends on unvested share-based payments in equity (increasing the SFAS 123(R) “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassifies those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest) as required by Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award.”

Generally Accepted Accounting Principles Hierarchy – The Company identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements by applying SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  Hierarchal categories include category “A” – FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the BASB; category “B” – FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; category “C” – AICPA Accounting Standards, Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts (“EITF D-Topics”), category “D” – Implementation Guides (“Q&As”) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and therefore require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities or upon completion of tax audits, expiration of statute of limitations, or the occurrence of other events.

The Company accounts for uncertain income tax positions based on the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”), which requires the Company to accrue for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of August 31, 2009 and 2008, the Company had $13.9 million and $15.2 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.0 million and $4.9 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitations will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months.  As of August 31, 2009 and 2008, the Company had recorded $0 and $933,000, respectively, as current income taxes payable.  In March 2009, the Company paid approximately $679,000 and reversed the remainder of the accrued liability in the amount of approximately $254,000.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations.  For the twelve months ended August 31, 2009, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $2.2 million.  The lapse of statutes of limitations in the twelve-month period ending August 31, 2010 would result in a reduction to long-term income taxes payable totaling $821,000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense and in the long-term income taxes payable caption on the consolidated balance sheets. As of August 31, 2009 and 2008, the Company had accrued $1.4 million and $3.4 million, respectively, for the payment of interest and penalties.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As the result of net operating loss carryforwards, the Company is subject to U.S. federal, state and local income tax examination by tax authorities for tax periods subsequent to and including fiscal year 1995. With few exceptions, the Company is no longer subject to non-U.S. income tax examination by tax authorities for tax years before fiscal year 2002.  Lapses in applicable statutes of limitations will result in a beneficial impact on the effective tax rate.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles."  This Statement establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Company is required to adopt this standard in the first quarter of fiscal year 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FIN 46(R)”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“SFAS 167”). This statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires on-going reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt SFAS 167 as of the beginning of its first annual reporting period that begins on September 1, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company was required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009.  The adoption of the standard did not have a material impact on its consolidated financial statements.

In April 2009, four FASB Staff Positions (“FSPs”) were issued addressing fair value of financial instruments: FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; FSP FAS 157-2, “Effective Date of FASB Statement No. 157”; FSP FAS 115-2, “Recognition and Presentation of Other Than Temporary Impairments”; and FSP FAS 107-1,”Interim Disclosure about Fair Value of Financial Instruments.” The Company adopted these FSPs in the fourth quarter of fiscal year 2009.  The adoption of  these FSPs did not have a material impact on the Company’s consolidated financial condition and results of operations.

 In October 2008, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations” ("EITF 08-06").  The objective of this Issue is to clarify how to account for certain transactions involving equity method investments. The Company is required to adopt EITF 08-06 on a prospective basis beginning on September 1, 2009. The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.  However, the Company does not expect that this issue will result in a change in current practice.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1").  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share.”  The Company is required to adopt FSP EITF 03-6-1 effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.   The Company will adopt this FSP beginning with the quarter ending November 30, 2009, and if applicable, all prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of this FSP.  The Company is currently evaluating the impact, if any, this issue will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and is intended to improve the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted and also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS 161 beginning December 1, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations” ("SFAS 141"), retaining the fundamental requirements of SFAS 141 and expanding the scope to apply the same method of accounting to all transactions or events in which one entity obtains control over one or more other businesses. This Statement applies prospectively to business combinations or acquisitions after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply this standard before this date. The Company will adopt SFAS 141(R) on September 1, 2009.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Award” ("EITF 06-11").  EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity (increasing SFAS 123(R)’s “APIC Pool” of excess tax benefits available to absorb tax deficiencies) and reclassify those tax benefits from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The Company is required to adopt EITF 06-11 for dividends declared after September 1, 2008. The Company opted for earlier application starting on September 1, 2007 for the income tax benefits of dividends on equity-classified employee share-based compensation that are declared in periods for which financial statements have not yet been issued. The adoption of EITF 06-11 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations. As a result of the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income until May 2005. Since the sale of the Philippine operations in August 2005, the results of the Philippine and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in August 2011, which is the end date of the lease term.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31,
	2009	2008
Cash and cash equivalents	$28	$284
Accounts receivable, net	223	116
Prepaid expenses and other current assets	46	7
Other assets, non-current	603	840
Assets of discontinued operations	$900	$1,247
Other accrued expenses	$299	$277
Liabilities of discontinued operations	$299	$277

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

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Years Ended August 31,
	2009	2008	2007
Net warehouse club sales	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(28)	(104)	143
Income tax (provision) benefit	—	—	—
Income (loss) from discontinued operations	$(28)	$(104)	$143

The pre-tax loss from discontinued operations for the twelve months ended August 31, 2009 of $28,000 is the net result of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	August 31,
	2009	2008
Land	$74,506	$63,582
Building and improvements	139,639	130,237
Fixtures and equipment	80,680	75,137
Construction in progress	16,253	2,466
Total property and equipment, historical cost	311,078	271,422
Less: accumulated depreciation	(79,280)	(71,846)
Property and equipment, net	$231,798	$199,576

Building and improvements include net capitalized interest of $1.4 million and $1.3 million for the fiscal years ended August 31, 2009 and 2008, respectively. Construction in progress includes capitalized interest of $595,000 for the year ended August 31, 2009.  The Company did not record any capitalized interest to construction in progress during fiscal year 2008. For the twelve month period ended August 31, 2009, the Company recorded approximately $2.9 million in translation adjustments that reduced the carrying value of the total property and equipment.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart warehouse club.  Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level.  The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in the spring of 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new two-level warehouse club and lease portions of the lot which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to open in the spring of 2010. Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company constructed a new PriceSmart warehouse club, which is the Company’s fifth in Costa Rica. The new PriceSmart warehouse club opened in April of fiscal year 2009. These acquisitions were recorded as property within the following countries (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

The Company continued with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansions in Central America, the Caribbean and the United States.  Construction costs within these segments for the year ended August 31, 2009 were approximately $12.5 million, $12.7 million and $300,000, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansions in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $7.0 million, $4.1 million and $845,000, respectively, in these segments for the year ended August 31, 2009.  The Company acquired approximately $1.4 million of software and computer hardware during fiscal year 2009.

In October 2007 (fiscal year 2008), the Company acquired the company that had leased to it the real estate and building upon which the Barbados warehouse club is located for approximately $12.0 million. This acquisition was recorded within Barbados as follows (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85
Total property and equipment	$11,998

Depreciation and amortization expense for fiscal years 2009, 2008 and 2007 was approximately $13.9 million, $11.4 million and $9.5 million, respectively.

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
	Years Ended August 31,
	2009	2008	2007
Net income:	$42,319	$38,106	$12,926
Determination of shares:
Average common shares outstanding	28,959	28,860	28,534
Assumed conversion of:
Stock options	98	136	135
Restricted stock grants(1)	124	214	574
Diluted average common shares outstanding	29,181	29,210	29,243

Basic income per share	$1.46	$1.32	$0.45
Diluted income per share	$1.45	$1.30	$0.44

(1)
Restricted stock was issued to certain employees in the twelve-month periods ended August 31, 2009 and 2008. The dilutive effect of the restricted stock issued is approximately 2,364 shares and 4,202 shares for the twelve-month periods ended August 31, 2009 and 2008, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

On January 29, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 27, 2009 to stockholders of record as of the close of business on February 13, 2009 and $0.25 per share was paid on August 31, 2009 to stockholders of record as of the close of business on August 14, 2009.

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

 Accumulated Other Comprehensive Loss

 Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.8 million and approximately $12.9 million and unrealized losses on interest rate swaps (net of tax) of approximately $464,000 and $8,000 as of August 31, 2009 and 2008, respectively.  The unfavorable translation adjustments during the twelve months ended August 31, 2009 and August 31, 2008 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of August 31, 2009 and 2008, retained earnings include legal reserves of approximately $2.2 million and $1.0 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

NOTE 7 – RETIREMENT PLAN

PriceSmart offers a defined contribution retirement and 401(k) plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation that a participant contributes to the plan. Employer contributions to the 401(k) plan for its U.S. employees were $486,000, $445,000, and $396,000 during fiscal years 2009, 2008, and 2007, respectively. The Company has defined contribution plans for its employees in Panama, Costa Rica, Trinidad, and Jamaica and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $413,000, $354,000 and $317,000 during fiscal years 2009, 2008 and 2007, respectively.

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

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan initially authorized 350,000 shares of the Company’s common stock for issuance. On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, subject to approval of the amendment by the Company’s stockholders at the next annual meeting of stockholders. The Board also awarded restricted stock units to the independent directors which vest at the rate of 20% per year commencing on March 29, 2008, subject to stockholder approval of the amendment. On January 28, 2009, the stockholders of the Company approved an amendment to the 2001 equity participation plan expanding the eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors and authorizing an increase to the number of shares of common stock reserved for issuance from 350,000 to 400,000. Options issued under the 2001 Plan typically vest over five years and expire in six years. The 2001 plan also allows restricted stock awards, which typically vest over five years.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Company adopted the 2002 Equity Participation Plan of PriceSmart, Inc. (the “2002 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2002 Plan initially authorized 250,000 shares of the Company’s common stock for issuance. At the 2006 Annual Meeting, the stockholders of the Company approved a proposal to amend the 2002 Equity Participation Plan of PriceSmart, Inc. to increase the number of shares of Common Stock reserved for issuance under the 2002 Plan from 250,000 to 750,000 (the “Amendment”). On January 28, 2009, the stockholders of the Company approved an amendment to the 2002 equity participation plan increasing the number of shares of common stock reserved for issuance from 750,000 to 1,250,000. Options issued under the 2002 Plan typically vest over five years and expire in six years. The 2002 plan also allows restricted stock awards, which typically vest over five years.

The following table summarizes the components of the stock-based compensation expense for the 12 months ended August 31, 2009, 2008 and 2007 (in thousands), which are included in general and administrative expense and warehouse expenses in the consolidated statements of income:

	Years Ended August 31,
	2009	2008	2007
Vesting of options granted to employees and directors	$60	$126	$318
Vesting of restricted stock grants	3,165	2,453	1,196
Vesting of restricted stock units	93	—	—
Option re-pricing	—	—	253
Stock-based compensation expense	$3,318	$2,579	$1,767

The following table summarizes stock options activity relating to the 1997 Plan, 1998 Plan, 2001 amended Plan and 2002 Plan as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2006	696,950	$13.66
Granted	9,000	16.00
Exercised	(278,008)	14.31
Forfeited or expired	(53,127)	19.93
Shares subject to outstanding options at August 31, 2007	374,815	$12.35
Granted	8,000	23.61
Exercised	(61,685)	14.93
Forfeited or expired	(41,000)	32.03
Shares subject to outstanding options at August 31, 2008	280,130	$9.23
Granted	5,000	16.34
Exercised	(85,647)	6.29
Forfeited or expired	(19,485)	16.60
Shares subject to outstanding options at August 31, 2009	179,998	$10.02

As of August 31, 2009, options to purchase 179,998 shares were outstanding and 637,298 shares were available for future grants. The following table summarizes information about stock options outstanding and options exercisable as of August 31, 2009:

Range of Exercise Prices	Outstanding as of August 31, 2009	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of August 31, 2009	Weighted-Average Exercise Price on Options Exercisable as of August 31, 2009
$6.13 – $8.90	144,998	0.63	$6.32	142,998	$6.30
8.91 – 20.00	13,000	4.11	16.15	3,200	16.04
20.01 – 39.00	22,000	2.33	30.77	15,600	33.70
$6.13 – $39.00	179,998	1.09	$10.02	161,798	$9.13

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at August 31, 2009 was approximately $1.5 million and 0.74 years, respectively.   The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at August 31, 2009 was approximately $1.5 million and 1.1 years, respectively.

The fair value of each option grant is estimated on the date of grant using the “Black-Scholes” option-pricing model with the following weighted average assumptions used for grants in fiscal years 2009, 2008 and 2007:

	Years Ended August 31,
	2009	2008	2007
Risk free interest rate	2.02%	3.25%	4.62%
Expected life	5 years	5 years	5 years
Expected volatility	53.55%	47.74%	46.18%
Expected dividend yield	1.8%	1.2%	0	%(1)

(1)	No new stock options were issued in fiscal year 2007 after dividends were declared in the second quarter of fiscal year 2007.

The weighted-average per share fair value of the stock options granted during 2009, 2008, and 2007 was $6.78, $10.76, and $7.46 respectively.

The Company began issuing Restricted Stock Grants in fiscal year 2006 and Restricted Stock Units in fiscal year 2008. The Restricted Stock Grants and Units vest over a five year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted Stock Grants and Units activity for the three years ending August 31, 2009, 2008 and 2007 was as follows:

Grants
Grants outstanding at August 31, 2006	540,700
Granted	164,050
Cancelled	(31,080)
Vested	(107,420)
Grants outstanding at August 31, 2007	566,250
Granted	333,745
Cancelled	(15,077)
Vested	(136,058)
Grants outstanding at August 31, 2008	748,860
Granted	104,510
Cancelled	(32,836)
Vested	(202,284)
Grants outstanding at August 31, 2009	618,250

The remaining unrecognized compensation cost related to unvested options, restricted stock grants and restricted stock units at August 31, 2009 and 2008 was approximately $7.8 million and $9.7 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.2 years and 3.9 years, respectively.  The excess tax benefit (deficiency) on stock-based compensation related to options, restricted stock grants and restricted stock units for the twelve months ended August 31, 2009 and 2008 was approximately ($16,000) and $593,000, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the fiscal years ended August 31, 2009, 2008 and 2007 are summarized in the following table (in thousands):

	Years Ended August 31,
	2009	2008	2007
Proceeds from stock options exercised	$559	$921	$3,949
Intrinsic value of stock options exercised	$917	$854	$2,500

In fiscal years 2009 and 2008, the Company repurchased 69,062 and 46,053 shares of common stock, respectively, from employees for approximately $1.1 million and $1.4 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants. The Company expects to continue this practice for fiscal year 2010.

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

During fiscal year 2007, asset impairment and closure costs were $1.6 million, which were primarily due to the closed Dominican Republic location and the original San Pedro Sula, Honduras location. In fiscal year 2007, the Company sold the East Side Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. However, a net loss on this disposal of $360,000 was recorded to reflect the broker commission and the imputed interest on the notes receivable, which was to be collected over a 24 month period, beginning four months after the sale date. The short and long term carrying value of the notes receivable on the balance sheet was $2.2 million as of August 31, 2007.  During the fourth quarter of fiscal year 2007, the Company recorded a reduction of $65,000 to closure costs for interest earned on this note. In fiscal year 2009, the Company collected the full outstanding balance of this note receivable.  Also during fiscal year 2007, the Company recorded $897,000 of asset impairment charges to reduce the San Pedro Sula assets to the expected market value. Additional closure costs for this location of $128,000 were recorded in fiscal year 2007. Lastly, the Company recorded additional closure costs of $210,000 for the closed warehouse in Guatemala.

During fiscal year 2008, asset impairment and closure costs were approximately $1.1 million, which were primarily due to the closed warehouse clubs and the disposal of bulk packaging equipment.  Closure costs incurred in fiscal year 2008 consisted of $810,000 in additional closure costs for the closed warehouse club in Guatemala, which consisted of $605,000 of additional lease obligations due to a rent increase and $205,000 of other associated costs. The Company also recorded a $127,000 reduction to closure costs for interest earned on the note issued for the sale of the East Side Santo Domingo, Dominican Republic location and recorded $10,000 of additional closure costs for the original warehouse club in San Pedro Sula, Honduras which was vacated and relocated to a new site in fiscal year 2006. In addition, in the fourth quarter of fiscal year 2008, the Company recorded an impairment charge of approximately $449,000 with respect to bulk packaging equipment that was unusable. The Company fully impaired the total value of the bulk equipment that was unusable.

During fiscal year 2009, asset impairment and closure costs (gains) were approximately ($249,000), which were primarily due to the gain on the Guatemala Plaza lease buy out and impairment of discontinued equipment.  The Company recorded closure cost (gains) of approximately ($418,000) in fiscal year 2009. These closure costs (gains) consisted of ($651,000) to record a gain for the lease buy out of Guatemala plaza, $201,000 of additional lease obligations due to a rent increase and $176,000 of other associated costs. The Company also recorded ($144,000) in closure cost gains for interest income related to the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The note was paid in full during the third quarter of fiscal year 2009. The Company recorded approximately $169,000 in impairment costs for the impairment of POS hardware, slip sheets, and bulk packaging equipment.

A reconciliation of the movements in the charges and related liabilities derived from the closed warehouse clubs in 2007, 2008 and 2009 is as follows (in thousands):

	Liability as of August 31, 2006	Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2007		Charged to Expense		Cash Paid	Non-cash Amounts	Liability as of August 31, 2008		Charged to Expense	Cash Paid	Non-cash Amounts	Liability as of August 31, 2009
Lease Obligations	$3,466	$—	$(240)	$—	$3,226	(1)	$605	(2)	$(154)	$—	$3,677	(3)	$39	$(3,716)	$—	$—	(4)
Asset impairment	—	897	—	(897)	—		449		—	(449)	—		169	—	(169)	—
Sale of land & building	—	295	—	(295)	—		—		—	—	—		—	—	—	—
Other associated costs	36	358	(358)	(36)	—		88		(88)	—	—		(457)	457	—	—
Total	$3,502	$1,550	$(598)	$(1,228)	$3,226		$1,142		$(242)	$(449)	$3,677		$(249)	$(3,259)	$(169)	$—

(1)	Amount includes $3.1 million of Accrued closure costs and $154,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of August 31, 2007.
(2)	Amount of additional lease obligations due to increase in rent for the closed warehouse club in Guatemala.
(3)	Amount includes $3.5 million of Accrued closure costs and $188,000 of short-term lease obligations (included within Other accrued expenses) on the Consolidated Balance Sheet as of August 31, 2008.
(4)	The Company finalized an agreement on June 3, 2009 to transfer all rights and obligations as landlord for the property where the former Guatemala Plaza warehouse club was located. The lease liability as of May 31, 2009 was approximately $3.8 million. Cash paid for lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures. The Company believes it has accrued for probable and estimable exposures in accordance with SFAS 5, "Accounting for Contingencies."  As of August 31, 2009 and 2008, the Company had recorded within other accrued expenses a total of $2.3 million and $2.5 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of probable additional income tax liability in accordance with the provisions of FIN 48 and in evaluating the probable additional tax associated with various non-income tax filing positions.  Due to these limitations future actual losses may exceed projected losses, which could have a material adverse effect on the Company's financial condition and results of operation.

See Note 19-Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contracts for these distribution center services expire on December 31, 2011.  Future minimum service commitments related to these contracts for the periods less than one year and for one year to three years are approximately $125,000 and $166,000, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – INCOME TAXES

Income from continuing operations before provision for income taxes, loss of unconsolidated affiliates and minority interest includes the following components (in thousands):

	Years Ended August 31,
	2009	2008	2007
United States	$4,539	$5,680	$10,003
Foreign	51,163	42,148	18,496
Income from continuing operations before provision for income taxes, loss of unconsolidated affiliates and minority interest	$55,702	$47,828	$28,499

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2009	2008	2007
Current:
U.S.	$(659)	$642	$2,641
Foreign	14,650	14,818	10,759
Total	13,991	15,460	13,400
Deferred:
U.S.	1,001	11,595	(13,292)
Foreign	951	751	2,002
Valuation Allowance (U.S.)	—	(12,587)	12,299
Valuation Allowance (Foreign)	(2,874)	(6,095)	(2,072)
Total	(922)	(6,336)	(1,063)
Provision for income taxes	$13,069	$9,124	$12,337

As of August 31, 2009, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2009	2008	2007
Federal tax provision at statutory rates	34.00%	34.00%	34.00%
State taxes, net of Federal benefit	0.11	0.19	(2.26)
Differences in foreign tax rates	(7.03)	2.85	10.91
Permanent items and other adjustments	1.54	(4.80)	(35.25	)(1)
Increase (decrease) in U.S valuation allowance	—	(0.42)	43.15	(1)
Increase (decrease) in Foreign valuation allowance	(5.16)	(12.74)	(7.27)
Provision for income taxes	23.46%	19.08%	43.28%

(1)
For the year ended August 31, 2007, the Company has presented (35.25)% as the rate applicable to Permanent items and other adjustments.  This rate is the sum of (36.21)% attributable to capital losses recorded as of August 31, 2007 and 0.96% for other minor permanent adjustments.  In addition, the Company has recorded 43.15% as an increase in the U.S. Valuation allowance, which is primarily related to the capital losses recorded as of August 31, 2007 for which the Company considers the possibility of utilization before expiration to not be more likely than not.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2009 and 2008 are shown below (in thousands):

	August 31,
	2009	2008
Deferred tax assets:
U.S. net operating loss carryforward	$10,437	$10,975
U.S. capital loss carryforward	7,442	7,442
U.S. timing differences and AMT credits	(732)	1,836
Deferred compensation	1,258	1,599
Foreign tax credits	5,859	3,808
Foreign deferred taxes	15,414	16,352
Total deferred tax assets	39,678	40,012
U.S. valuation allowance	(8,350)	(8,350)
Foreign valuation allowance	(7,772)	(10,285)
Net deferred tax assets	$23,556	$23,377

 As of August 31, 2009 and 2008, the Company had deferred tax liabilities of $1.2 million and $2.8 million, respectively, arising from timing differences in certain subsidiaries.

     During fiscal year 2009, the Company incurred current tax expense of $14.0 million and recognized a net deferred tax benefit of $922,000, resulting in a net tax expense of $13.1 million.  During fiscal year 2008, the Company incurred current tax expense of $15.5 million and recognized a net deferred tax benefit of $6.4 million, resulting in net tax expense of $9.1 million.    The effective tax rate for fiscal year 2009 is approximately 23.5%, as compared to the effective tax rate for fiscal year 2008 of approximately 19.1%.  For the fiscal year 2009, the Company recorded non-recurring adjustments to tax expense including (i) $2.8 million for the reversal of previously recorded valuation allowances; (ii) $2.2 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.1 million of other adjustments.  For the fiscal year 2008, the Company recorded non-recurring adjustments to tax expense including (i) $3.5 million for the reversal of previously recorded valuation allowances; (ii) $1.7 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.7 million related to the PSC settlement. The reversals of valuation allowances referred to above are a result of improvement in the operations of certain foreign subsidiaries.

For fiscal year 2009, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.  The Company also determined that valuation allowances previously recorded should be reversed for certain of its subsidiaries, primarily because of the existence of significant positive objective evidence, such as specific tax planning, changes in operational efficiencies, and overall market improvement.  The reversal of previously recorded valuation allowances resulted in a net tax benefit of $2.8 million for the fiscal year ended August 31, 2009 and $3.5 million and $122,000 for fiscal years 2008 and 2007, respectively.  Accordingly, the Company had net foreign deferred tax assets of $7.6 million and $5.8 million as of August 31, 2009 and 2008, respectively.

The Company has federal and state tax net operating loss carryforwards, or NOLs, at August 31, 2009 of approximately $36.0 million and $10.4 million, respectively. The federal and state tax loss carryforwards generally expire during periods ranging from 2011 through 2025, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year.   In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carryforward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

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

As of August 31, 2009, the Company also has foreign tax credits that expire from 2015 through 2019 of $5.9 million.  Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has valuation allowances of $1.0 million on U.S. foreign tax credit carryforwards generated before the date of the deemed ownership change.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has capital loss carryforwards that expire from 2010 through 2012 of $20.9 million, resulting from the PSMT Philippines and Mexico disposals and the cessation of operations in Guam. As these capital losses can only be used to offset capital gains and the Company has no current plans to be able to use these capital losses, a full valuation allowance has been recorded against them.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2009 and 2008, the undistributed earnings of these foreign subsidiaries are approximately $62.0 million and $42.2 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company was required to adopt and implement the provisions of FIN 48, which requires the Company to accrue for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	August 31,
	2009	2008
Balance at beginning of fiscal year	$15,236	$16,156
Additions based on tax positions related to the current year	564	581
Reductions for tax positions of prior years	(600)	(93)
Settlements	(448)	(49)
Expiration of the statute of limitations for the assessment of taxes	(901)	(1,359)
Balance at end of fiscal year	$13,851	$15,236

As of August 31, 2009, the liability for income taxes associated with uncertain tax benefits was $13.9 million and can be reduced by $11.9 million of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to FIN 48. The net amount of $2.0 million, if recognized, would favorably affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2010 is expected to result in a reduction to long-term income taxes payable totaling $821,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2009 and 2008, the Company had accrued $1.4 million and $3.4 million, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company has various appeals pending before tax courts in its subsidiaries’ jurisdictions.  Any possible settlement could increase/(decrease) earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 1998, 2000 through 2001, and 2005 through 2009
California (U.S.)	2000 through 2001 and 2005 through 2009
Florida(U.S.)	2000 through 2001 and 2005 through 2009
Aruba	2002 to the present
Barbados	2000 to the present
Costa Rica	2006 to the present
Dominican Republic	2006 to the present
El Salvador	2006 to the present
Guatemala	2005 to the present
Honduras	2005 to the present
Jamaica	2003 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2006 to the present
Trinidad	2003 to the present
U.S. Virgin Islands	2001 to the present

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year.  Given the historical losses in these jurisdictions and the Section 382 change in control limitations on the use of the tax loss carryforwards, there is uncertainty and significant variation as to when a tax year is no longer subject to audit.

Cash amounts paid during fiscal year 2009, 2008 and 2007 for income taxes were $13.0 million, $12.9 million, and $9.9 million, respectively.

NOTE 12 – DEBT

As of August 31, 2009 and 2008, the Company had bank credit agreements and lines of credit for $24.9 million and $19.3 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage in the borrowing subsidiary. Each of the facilities expires during the year and is normally renewed. As of August 31, 2009 and 2008, borrowings, lines and letters of credit totaling approximately $2.5 million and $4.1 million, respectively, were outstanding under these facilities, leaving approximately $22.4 million and $15.2 million, respectively, available for borrowings. Of these outstanding amounts as of August 31, 2009 and 2008, the Company, together with its majority or wholly owned subsidiaries, had $2.3 million and $3.5 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 10.0% and 8.8%, respectively.

Long-term debt consists of the following (in thousands):

	August 31,
	2009	2008
Note due July 2017, 9.0% in 2009 and 2008	$6,552	$8,232
Note due November 2014 (six-month LIBOR + 1.5%), 2.26% in 2009(1)	3,825	4,050
Note due November 2014, 7.94% in 2009 and 2008(1)	3,780	4,466
Note due August 2010, 6.5% in 2008	—	17
Note due February 2018 (1 year LIBOR + 2.7%), 4.08% in 2009(1)	8,100	9,000
Note due February 2016, 6.7% in 2009	9,025	—
Note due August 2014 (greater of 30 days LIBOR + 4% or 7.5%), 7.5% in 2009(1)	10,000	—
Note due September 2011	428	—
Total	41,710	25,765
Less: current portion	4,590	2,737
Long-term debt	$37,120	$23,028

(1)	Under the terms of these agreements, these entities must comply with certain financial covenants, which include debt service and leverage ratios.

As of August 31, 2009 and 2008, the Company, together with its majority or wholly owned subsidiaries had $41.7 million and $25.8 million, respectively, outstanding in long-term borrowings.

As of August 31, 2009 and 2008, $7.6 million and $8.5 million, respectively, relate to loans that require the Barbados subsidiary to comply with certain annual financial covenants, which include debt service and leverage ratios. During the second quarter of fiscal year 2009, the Company determined that it was not in compliance with the covenants described in the underlying contracts for a certain location. As such, during the fourth quarter, the bank and the Company amended the existing agreement to modify the contractual language to better reflect the original intent of these covenants. The Company obtained a written waiver from the bank with respect to non-compliance for fiscal year 2008. The Company was in compliance with respect to the amended covenants for fiscal year 2009.

As of August 31, 2009 and 2008, $8.1 million and $9.0 million, respectively, relate to loans that require the Trinidad subsidiary to comply with certain annual financial covenants, which include debt service and leverage ratios. The Company is not required to comply with any covenants.

    On February 27, 2009, the Company’s Trinidad subsidiary entered into a 6.7% fixed interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for a notional amount of $9.5 million to be paid over a 7 year term, which include debt service and leverage ratios.  The Company was in compliance with respect to these covenants for fiscal year 2009.

During the fourth quarter of fiscal year 2009, the Company's Panama subsidiary obtained a $10 million loan that requires the Panama subsidiary to comply with certain quarterly financial covenants, which include debt service and leverage ratios beginning in the first quarter of fiscal year 2010. The company had no covenant requirements for this loan for the year ended August 31, 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $61.0 million and $32.2 million as of August 31, 2009 and 2008, respectively. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2010	$4,584
2011	4,584
2012	5,011
2013	4,584
2014	9,584
Thereafter	13,363
Total	$41,710

NOTE 13 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2011 and July 5, 2031.

As of August 31, 2009, the Company's warehouse clubs occupied a total of approximately 1,656,332 square feet of which 410,249 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:
Location (1)(3)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Option(s) to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	54,229	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL (2)	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.
(2)
The Company entered into a new lease amendment with respect to this location, providing for an expansion of 5,000 square feet.  This lease was renewed on August 31, 2009 and was effective September 1, 2009.

(3)
The Company finalized an agreement on June 3, 2009 to transfer all lessor rights and lessee obligations for the property where the former Guatemala Plaza warehouse club was located.  The Guatemala warehouse club was closed in fiscal year 2003 and had been subleased.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for each of the three years ended August 31, 2009, 2008 and 2007 (in thousands):

	Years ended August 31,
	2009	2008	2007
Minimum rental payments	$6,661	$5,587	$5,163
Deferred rent accruals	272	757	454
Total straight line rent expense	6,933	6,344	5,617
Contingent rental payments	1,345	2,148	3,068
Rental expense	$8,278	$8,492	$8,685

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended August 31,	Amount (1)(2)
2010	$6,472
2011	5,969
2012	5,480
2013	5,614
2014	5,661
Thereafter	50,752
Total	$79,948

(1)	Operating lease obligations have been reduced by approximately $706,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $1.9 million; projected sublease income for this location is approximately $2.3 million, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases from owned property as of August 31, 2009 (in thousands):

Years ended August 31,	Amount
2010	$1,869
2011	1,524
2012	1,041
2013	964
2014	939
Thereafter	6,842
Total	$13,179

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – INTEREST RATE SWAPS

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

In the first quarter of fiscal 2009, the Company’s Trinidad subsidiary entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan entered into in fiscal year 2008. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the $9.0 million loan and the notional amount of $8.9 million on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

In the second quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in U.S. dollars in fiscal year 2008. The loan has a variable interest rate of six-month LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until November 14, 2012). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million loan and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus a margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap is paid to or received from Citibank N.A. semi-annually.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For the twelve months ended August 31, 2009 and 2008, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Swaps	Interest expense on Borrowings
Interest expense for the year ended August 31, 2009	$780	$675
Interest expense for the year ended August 31, 2008	$186	$210

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of August 31, 2009	Notional Amount as of August 31, 2008
RBTT	$8,100	$—
Citibank N.A.	$3,825	$4,275
Total	$11,925	$4,275

In accordance with SFAS 157, “Fair Value Measurements," the Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period as further described within Note 2.  The debt fair value is measured as the net present value of the debt cash payments.  This requires estimating the payments and the timing of the payments and taking the discounted cash flow of these payments.  The amount and timing of the cash flows are often determined by the debt instrument assuming no defaults.  The discount rate used to calculate the net present value of the debt is the current risk-free rate plus the risk premium adjustment reflecting the credit rating. The Company considered the effect of its credit risk (credit standing) on the fair value of the liability in all periods in which the liability was measured at fair value.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of the fair valuation of derivative instruments (in thousands):

	Liability Derivatives
	August 31,
	2009		2008
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$625	Other Accrued Expenses	$8
Total derivatives designated as hedging instruments under Statement 133 (2)		$625		$8

(1)	The effective portion of the interest rate swaps was recorded as a debit (charge) to accumulated other comprehensive loss for $464,000 net of tax as of August 31, 2009.
(2)	There were no derivatives not designated as hedging instruments under Statement 133.

The effect of derivative instruments on the consolidated income statements for the years ended August 31, 2009 and 2008 (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		August 31,
Derivatives in Statement 133 Fair Value Hedging Relationships	Location of Gain or (Loss) recognized in Income on Derivative	2009	2008
Interest rate swaps	Interest income/(expense)	$(144)	$14
Total		$(144)	$14

 For the respective periods there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges in accordance with Statement 133.

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

In October 2007 (fiscal year 2008), the Company acquired all of the common shares of Regan Lodge, the company that had leased to it the real estate and building upon which the Barbados warehouse club is located. The Company acquired this company for approximately $12.0 million. The fair values of the assets acquired and the liabilities assumed in connection with the acquisition were estimated in accordance with SFAS 141, “Business Combinations” utilizing valuation techniques consistent with the market approach, utilizing observable inputs defined as Level 2 inputs to determine the pricing of the assets.  The Company used a third-party valuation firm to assist management in estimating these fair values.  No goodwill was recorded for this acquisition and no other intangible assets were acquired that would require fair value estimates under SFAS 142, “Goodwill and Other Intangible Assets.”

The purchase price was allocated as follows to the fair values of the net tangible assets acquired (in thousands):

Land	$4,965
Building and improvements	6,948
Fixtures and equipment	85
Other Assets	14
Liabilities	(170)
Total Purchase Price, Net of Cash	11,842
Cash Acquired	156
Total Purchase Price	$11,998

The primary operations of the company acquired were the leasing of the real estate and building upon which the Barbados warehouse club is located. Upon acquisition, these operations will cease; therefore, no pro-forma financial statements of income are required to be presented.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include: (i) a dismissal of all pending litigation and a mutual release of all claims; (ii) the Company’s acquisition of PSC’s 49% interest in PSMT Nicaragua (BVI), Inc., resulting in the Company being the sole owner of the PriceSmart Nicaragua business; (iii) termination of other agreements between the Company and the PSC Parties resulting in, among other things, banks affiliated with the PSC Parties vacating the PriceSmart warehouses by mid-April 2008; (iv) certain real estate conveyances between the parties relating to properties adjacent to the PriceSmart warehouse clubs in Managua, Nicaragua and Zapote, San Jose, Costa Rica, including the Company’s acquisition from PSC of a land parcel at the Zapote site and the Company’s conveyance to PSC of two land parcels at the Managua site; and (v) an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  Edgar A. Zurcher, who had been a director of the Company since November 2000, is President and a director of PSC, S.A.  As required by the terms of the Settlement Agreement and Release, Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company's Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.

As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. The Put Agreement required PSC to use commercially reasonable efforts to sell these remaining shares during a 60 day period commencing as of the date of the Put Agreement. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold.  On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of these shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008 (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

Payments made by the Company pursuant to the settlement agreement for items (i), (ii), (iii), and (iv) were approximately $17.9 million from available operating funds in fiscal year 2008.  Of this amount, $350,000 was deposited into escrow and was recorded as restricted cash, as final release of these funds was subject to performance by the PSC Parties of certain actions. On August 31, 2008 approximately $250,000 remained held in escrow. As of August 31, 2009, no amounts remain held in escrow.  Additional non-cash expenses pursuant to this agreement included the write-off of PSC related accounts receivable that totaled approximately $530,000 in fiscal year 2008.  The Company incurred additional non-cash expenses of approximately $56,000 for the write-off of fixed assets and other assets related to the PSC settlement in fiscal year 2008.  Cash expenses incurred for escrow fees related to the settlement for approximately $16,500 were also recorded in fiscal year 2008.  No additional cash or non-cash expenditures were incurred during fiscal year 2009.

In accordance with SFAS 5, “Accounting for Contingencies,” in the fourth quarter of fiscal year 2007, the Company established a reserve of $5.5 million related to the potential settlement of this pending litigation. The amount of the reserve was equal to management’s estimate of the potential impact of a global settlement on the Company’s consolidated net income.

As a result of the executed legal settlement with PSC and related entities, the following items were recorded:

•
For fiscal year 2008, additional reserves of approximately $1.3 million were recorded for costs associated with the settlement incurred in excess of the initial $5.5 million reserve established in fiscal year 2007 relating to both the cash and non-cash settlement costs pursuant to the elements of the settlement agreement described at clauses (i) and (iii) of the description of the settlement agreement and release with PSC and related entities.  No additional reserves were established for fiscal year 2009.

•
For fiscal year 2008, the Company recorded approximately $120,000 for the cost associated with the market valuation of the Put Agreement.  No additional costs to record the fair value of the Put Agreement were recorded for the fiscal year 2009.

•
For fiscal year 2008, the Company in accordance with the Company’s accounting policy recorded the reclassification of approximately $161,000, from additional paid-in capital to a liability account, common stock subject to put agreement.  On September 9, 2008 (fiscal year 2009) the Company recorded the final settlement of the liability.

•
In fiscal year 2008, the Company recorded an income tax benefit of approximately $1.7 million as a result of the approximately $6.8 million recorded for settlement costs pursuant to item (i) and (iii) of the settlement agreement and release with PSC and related entities. In fiscal year 2007, when the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  The Company did not record any tax benefits or liabilities related to the PSC settlement during fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: On February 23, 2007 the Company entered into an agreement with PFD Ivanhoe, Inc. to purchase its 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.  Additionally, from time to time members of the Company’s management use additional private planes owned in part by PFD Ivanhoe or La Jolla Aviation, Inc. to travel to business meetings in Central America and the Caribbean. The officers of PFD Ivanhoe, Inc. included Sol Price, Robert Price and Jack McGrory, and it was solely owned by The Price Group, whose members included Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. PFD Ivanhoe, Inc. ceased doing business in June 2009 and subsequently was dissolved. La Jolla Aviation, Inc. began operations in July 2009. La Jolla Aviation, Inc.  is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for a portion of the fixed management fee and additional expenses that PFD Ivanhoe incurred, and that La Jolla Aviation will incur, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $26,000, $77,000 and $158,000 for the fiscal years ending August 31, 2009, 2008 and 2007, respectively, for these services.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 16 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008. On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the fiscal years ended August 31, 2009, 2008 and 2007. Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $30,000, $82,000 and $64,000 of legal expenses with this firm during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.3 million, $964,000 and $808,000 in rental income for this space during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta. PriceSmart paid approximately $235,000, $175,000 and $120,000 for products purchased from this entity during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $3.8 million, $3.2 million and $2.5 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Mr. Zurcher is also a director of Promerica Financial Corporation, S.A., from which the Company has recorded approximately $148,000 and $276,000 of rental income during the fiscal years ended August 31, 2008 and 2007, respectively, for space leased to Promerica Financial Corporation, S.A. No rental income related to Promerica Financial Corporation S.A. was recorded in fiscal year 2009. The Company also received approximately $938,000 in incentive fees on a co-branded credit card the Company had with Promerica Financial Corporation, S.A. during fiscal year 2007. No incentive fees were recorded in fiscal years 2008 and 2009.  The Company received a one-time refund of approximately $500,000 for an accumulated marketing fund related to the co-branded credit card with Promerica Financial Corporation, S.A. in fiscal year 2007. No refund related to the accumulated marketing fund was recorded in fiscal years 2008 and 2009. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the disputes that had been pending between the Company and the PSC Parties (see Note 16 – PSC Settlement).

Relationship with Grupo Gigante, S.A.B. de C.V. (“Gigante”) and Gonzalo Barrutieta: In January 2002, the Company entered into a joint venture agreement with Gigante to initially open four PriceSmart warehouse clubs in Mexico (“PSMT Mexico, S.A. de C.V.”). Due to the historical operating losses and management's assessment, the Company and Gigante decided to close the warehouse club operations of PSMT Mexico, S.A. de C.V. ("PSMT Mexico") effective February 28, 2005. The joint venture sold two of the three warehouse clubs, consisting of land and buildings, in September 2005. On October 31, 2007, the Company sold its 50% interest in PSMT Mexico for $2.0 million in cash to Gigante. The sales price reflected the net book value of the Company’s investment in PSMT Mexico as of August 31, 2007.  Gigante owned approximately 1.7 million shares of common stock of the Company as of April 30, 2009. In addition, Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $240,000, $227,000 and $192,000 in rental income and maintenance charges for this space during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

Relationships with Price Charities: During the fiscal years ended August 31, 2009 and 2008, the Company sold approximately $77,000 and $67,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price.

Relationships with Price Plaza Alajuela PPA, S.A.: During the fiscal year ended August 31, 2009, the Company earned income of approximately $31,000 for advisory and construction services fees. The Company entered into a joint venture with JB Enterprises (“JBE”) in fiscal year 2009 to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica with the Company and JBE each owning a 50% interest in the joint venture Price Plaza Alajuela, S.A. (see Note 19-Unconsolidated Affiliates).

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal year 2008, as a result of the PSC settlement, the Company purchased the remaining 49% minority interest of its Nicaragua subsidiary from PSC. The Company held 51% of the interest in the Nicaragua subsidiary immediately before the acquisition and views the acquisition of the remaining 49% from PSC as a business combination achieved in stages or a step acquisition.  The consideration provided in connection with this acquisition consisted of $10.2 million of which $3.1 million was allocated to minority interest and $7.1 million was allocated to goodwill.  Also, during the fourth quarter of fiscal year 2008, the Company acquired the 10% minority interest of its Aruba subsidiary, Island Foods and Distributors N.V. (“IFD”), from Nithyananda Enterprises (“NEL”), thereby increasing its ownership percentage in its Aruba subsidiary to 100%. The Company held 90% of the interest in IFD immediately before the acquisition and views the acquisition of the remaining 10% from NEL as a business combination achieved in stages or a step acquisition. The Company set the acquisition date as June 30, 2008.  The Company agreed to repair the roof on the Aruba warehouse club as compensation for the conveyance of the 10% interest in IFD.  Therefore, the Company has recorded consideration provided as $300,000 which is the maximum cost that the Company is committed to spend on the roof repair.  Of this amount, $313,000 was allocated to goodwill and $13,000 to minority interest. The goodwill related to the Nicaragua and Aruba minority interest has been allocated to the Central American Operations segment and the Caribbean Operations segment, respectively.

There were no acquisitions of minority interest recorded during fiscal year 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 – UNCONSOLIDATED AFFILIATES

The Company reviews and determines annually whether any of its investments in joint ventures are Variable Interest Entities (“VIE”), and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that through August 31, 2009 the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIE's.  The Company has determined that it is not the principle beneficiary of the VIE's and therefore has accounted for these entities under the equity method.  Under the equity method the Company's investments in unconsolidated affiliates are accounted for under the Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and the Financial Accounting Standards Board Interpretation 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)").  APB 18 establishes that investments in common stock are initially recorded as an investment in the stock of an investee at cost, and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.  FIN 46(R) defines how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity or to reflect its investment in that entity's common stock utilizing the equity method of accounting. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in Golf ParkPlaza of approximately $4.6 million.  The Company and FIDAU have each agreed to contribute at least $2.5 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of August 31, 2009, the Company made additional capital contributions of approximately $50,000. On September 24, 2008, GolfPark Plaza acquired 38,331 square meters of real estate for the construction of a retail center.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture,  Price Plaza Alajuela, S.A.  ("PPA"). The Company recorded an initial investment in PPA of approximately $2.2 million. The Company and JBE have each agreed to contribute at least $2.0 million of additional capital to the project.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute. As of August 31, 2009, the Company made additional capital contributions of approximately $377,000.  On September 29, 2008, PPA acquired 21,576 square meters of real estate for the construction of a retail center.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture. The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its minority interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of August 31, 2009 is approximately $428,000. The Company has reflected this amount as long-term debt within its balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  On September 29, 2008, 4,996 square meters of real estate were acquired by this entity. As of August 31, 2009 there are no commitments to make additional capital contributions to this joint venture.

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,
	2009	2008
Current assets	$22	$—
Noncurrent assets	$10,868	$—
Current liabilities	$41	$—

	Years Ended August 31,
	2009	2008	2007
Net Loss	$(41)	$(35)	$(590)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 – SEGMENTS

The Company is principally engaged in international membership shopping warehouse clubs operating in Central America and the Caribbean.  The Company operates in three segments based on geographic area and measures performance on operating income (loss).  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations. Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.  The Mexico joint venture is not segmented for the periods presented and is included in the United States segment. The Company's reportable segments are based on management responsibility.  For fiscal years ended August 31, 2008 and 2007, the Central American and Caribbean operating income includes $1.3 million and $5.5 million, respectively, of charges related to the PSC settlement (see Note 16 - PSC Settlement).  No charges were recorded in fiscal year 2009. The Company has adjusted information related to its operating income and income from continuing operations segments for the fiscal year ended August 31, 2008.  These adjustments relate to the support charges charged by the United States Operations to the Central and Caribbean Operations.  The adjustments allocate these charges into the Central America and Caribbean Operations from the United States Operations.  The Company has also expanded its presentation to include intersegment revenue, intersegment interest income and intersegment interest expense for the periods presented.  The Company has also adjusted information related to its identifiable assets in connection with the Company’s accounting for income taxes pursuant to  SFAS 109, as disclosed in Note 1, for the fiscal year ended August 31, 2008.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information related to our segments for the fiscal years ended August 31, 2009, 2008 and 2007 is as follows (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year Ended August 31, 2009
Revenue from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Asset impairment and closure (costs) gains	(99)	212	136	—	249
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	220	(795)	(1,125)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Income from continuing operations before taxes	7,847	29,938	17,631	—	55,416
Income tax expense	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income	5,690	20,879	15,750	—	42,319
Assets of discontinued operations	900	—	—	—	900
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Identifiable assets	43,544	277,481	166,348	—	487,373

Year Ended August 31, 2008
Revenue from external customers	$1,564	$670,822	$447,490	$—	$1,119,876
Intersegment revenues	381,000	—	2,494	(383,494)	—
Depreciation and amortization	(806)	(6,217)	(4,347)	—	(11,370)
Asset impairment and closure (costs) gains	—	(1,174)	32	—	(1,142)
Operating income	3,730	28,667	16,029	—	48,426
Interest income from external sources	883	231	79	—	1,193
Interest income from intersegment sources	4,516	1,515	—	(6,031)	—
Interest expense from external sources	11	(766)	(690)	—	(1,445)
Interest expense from intersegment sources	(75)	(3,042)	(2,914)	6,031	—
Income from continuing operations before taxes	8,965	26,234	12,145	—	47,334
Income tax expense	(470)	(6,293)	(2,361)	—	(9,124)
Net income	8,381	19,941	9,784	—	38,106
Assets of discontinued operations	1,247	—	—	—	1,247
Long-lived assets (other than deferred tax assets)	26,163	136,861	79,986	—	243,010
Goodwill	—	33,639	5,609	—	39,248
Identifiable assets	61,876	254,333	135,203	—	451,412

Year Ended August 31, 2007
Revenue from external customers	$1,342	$541,866	$345,593	$—	$888,801
Intersegment revenues	301,976	—	—	(301,976)	—
Depreciation and amortization	(684)	(5,408)	(3,357)	—	(9,449)
Asset impairment and closure (costs) gains	—	(1,235)	(315)	—	(1,550)
Operating income	6,231	13,281	8,464	—	27,976
Interest income from external sources	1,292	221	115	—	1,628
Interest income from intersegment sources	6,828	—	—	(6,828)	—
Interest expense from external sources	(261)	(354)	(173)	—	(788)
Interest expense from intersegment sources	—	(3,771)	(3,057)	(6,828)	—
Income from continuing operations before taxes	8,258	19,218	(2,205)	—	25,271
Income tax expense	(4,089)	(6,720)	(1,528)	—	(12,337)
Net income (loss)	4,161	12,498	(3,733)	—	12,926
Assets of discontinued operations	1,380	—	—	—	1,380
Goodwill	—	26,279	5,373	—	31,652
Identifiable assets	60,753	225,263	109,403	—	395,419

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21 – SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of August 31, 2009 through the date of issuance of these consolidated financial statements, November 9, 2009, and have determined that except as set forth below, there are no subsequent events that require disclosure under SFAS 165.

On September 01, 2009, the Company’s El Salvador subsidiary entered into a loan agreement with an interest rate set at the greater of 7.5% or 30 day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years. The loan agreement contains a balloon payment at the end of the loan term of $4.1 million.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2009 and 2008 is as follows:

Fiscal Year 2009	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2008	Feb. 28, 2009	May 31, 2009	Aug. 31, 2009	Aug. 31, 2009
Total net warehouse club and export sales	$299,354	$329,145	$300,609	$298,902	$1,228,010
Cost of goods sold	255,226	280,854	256,822	255,137	1,048,039
Income from continuing operations	10,717	12,750	8,628	10,252	42,347
Discontinued operations, net of tax	(19)	(63)	55	(1)	(28)
Net income	10,698	12,687	8,683	10,251	42,319
Basic income per share	$0.37	$0.44	$0.30	$0.35	$1.46
Diluted income per share	$0.37	$0.43	$0.30	$0.35	$1.45

Fiscal Year 2008	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2007	Feb. 29, 2008	May 31, 2008	Aug. 31, 2008	Aug. 31, 2008
Total net warehouse club and export sales	$245,556	$288,556	$278,364	$286,532	$1,099,008
Cost of goods sold	208,860	245,653	236,438	242,763	933,714
Income from continuing operations	6,676	9,489	10,575	11,470	38,210
Discontinued operations, net of tax	18	27	26	(175)	(104)
Net income	6,694	9,516	10,601	11,295	38,106
Basic income per share	$0.23	$0.33	$0.37	$0.39	$1.32
Diluted income per share	$0.23	$0.33	$0.36	$0.39	$1.30

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 30, 2009, there were approximately 3,106 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2009 CALENDAR QUARTERS
First Quarter	9/1/08	11/30/08	$21.16	$10.93
Second Quarter	12/1/08	2/28/09	20.82	11.09
Third Quarter	3/1/09	5/31/09	20.94	15.50
Fourth Quarter	6/1/09	8/31/09	18.66	14.43

2008 CALENDAR QUARTERS
First Quarter	9/1/07	11/30/07	$31.80	$22.61
Second Quarter	12/1/07	2/29/08	33.30	21.66
Third Quarter	3/1/08	5/31/08	29.23	21.48
Fourth Quarter	6/1/08	8/31/08	25.25	18.02

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2009, except as reported on Current Reports on Form 8-K filed during the year.

Dividends

On January 29, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 27, 2009 to stockholders of record as of the close of business on February 13, 2009 and $0.25 per share was paid on August 31, 2009 to stockholders of record as of the close of business on August 14, 2009.

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

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by us to employees, we withhold shares to cover employees’ tax withholding obligations. As set forth in the table below, during the fourth quarter of fiscal year 2009, we withheld a total of 1,007 shares in the indicated months. These were the only repurchases of equity securities made by us during the fourth quarter of fiscal year 2009. We do not have a stock repurchase program.
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June	—	$—	—	N/A
July	1,007	15.96	—	N/A
August	—	—	—	N/A
Total	1,007	$15.96	—	N/A

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board; Chief Executive Officer	67
Gonzalo Barrutieta	Director	43
Katherine L. Hensley	Director	72
Leon C. Janks	Director	60
Lawrence B. Krause	Director	79
Jose Luis Laparte	Director; President	43
Keene Wolcott	Director	78
Edgar Zurcher	Director	58

Information Regarding Directors

Robert E. Price has been Chairman of the Board of the Company since July 1994 and Chief Executive Officer of the Company since April 2006. He served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000.

Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, most recently as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005, Mr. Barrutieta was a Director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante), serving as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a Director of Hoteles Presidente since 2004, of Office Depot Mexico and Radio Shack Mexico since 2005, and has served as President and Director of Operadora IPC de Mexico since 2007.

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

Lawrence B. Krause has been a director of the Company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on the board of FFTW Funds, Inc., an open-ended management investment company registered under the Investment Company Act of 1940, and on advisory boards for a number of institutions including the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation.

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

Edgar Zurcher has been a director of the Company since October 15, 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses in certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”). PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart.  Mr. Zurcher is also a director of Molinos de Costa Rica Pasta and Roma S.A. dba Roma Prince S.A., from which the Company purchases products for sale to its members at the PriceSmart warehouse clubs.  Additionally, Mr. Zurcher is a director of Promerica Financial Corporation, S.A. which the Company received rental income and credit card fees in fiscal years 2008 and 2007.

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Robert E. Price	Chief Executive Officer	67
Jose Luis Laparte	President	43
John M. Heffner	Executive Vice President and Chief Financial Officer	55
Robert M. Gans	Executive Vice President, Secretary and General Counsel	60
William J. Naylon	Executive Vice President and Chief Operating Officer	47
Thomas D. Martin	Executive Vice President – Merchandising	53
Brud E. Drachman	Executive Vice President – Construction Management	54
John D. Hildebrandt	Executive Vice President – Central America Operations	51

Robert E. Price has been Chairman of the Board of the Company since July 1994 and Chief Executive Officer of the Company since April 2006. He served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000.

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

John M. Heffner has been Executive Vice President and Chief Financial Officer of the Company since January 2004 after having served as a consultant to the Company on financial matters from September 2003 through December 2003. From February 2000 until August 2003, Mr. Heffner was Vice President of Finance and Chief Financial Officer of Kyocera Wireless Corp. Mr. Heffner’s previous professional experience was with Digital Equipment Corporation where he held a variety of financial management roles over a 20 year period, and more recently with QUALCOMM Incorporated, where he was a Vice President of Finance from July 1998 until February 2000.

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

John D. Hildebrandt has been Executive Vice President – Central America and Trinidad Operations since March 2009. Mr. Hildebrandt served as Executive Vice President - Central America Operations from August 2003 until February 2009, served as Executive Vice President – Caribbean and Asia Operations from July 2001 until July 2003 and served as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company’s Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI’s Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Costco from 1994 through 1996, and had served in various management roles for TPC since 1979.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT

Annual Meeting
Wednesday, January 27, 2010 at 10:00 AM
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