Form 10-Q
period 2009-11-30
PRICESMART INC
filed 2010-01-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

The registrant had 29,761,856 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2009.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2009, the consolidated balance sheet as of August 31, 2009, the unaudited consolidated statements of income for the three months ended November 30, 2009 and 2008, the unaudited consolidated statements of equity for the three months ended November 30, 2009 and 2008, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2009 and 2008, are included elsewhere herein. Also included herein are the unaudited notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	N
	November 30, 2009	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$39,039	$44,193
Short-term restricted cash	—	10
Receivables, net of allowance for doubtful accounts of $8 and $10 in November and August of 2009, respectively	2,399	2,187
Merchandise inventories	147,390	115,841
Deferred tax assets – current	2,940	2,618
Prepaid expenses and other current assets	18,010	19,033
Assets of discontinued operations	947	900
Total current assets	210,725	184,782
Long-term restricted cash	765	732
Property and equipment, net	236,857	231,798
Goodwill	37,415	37,538
Deferred tax assets – long term	19,849	20,938
Other assets	3,885	3,927
Investment in unconsolidated affiliates	7,761	7,658
Total Assets	$517,257	$487,373
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,951	$2,303
Accounts payable	113,280	101,412
Accrued salaries and benefits	7,715	8,831
Deferred membership income	8,977	8,340
Income taxes payable	5,937	5,942
Other accrued expenses	9,481	10,022
Long-term debt, current portion	5,386	4,590
Deferred tax liability – current	198	189
Liabilities of discontinued operations	121	299
Total current liabilities	154,046	141,928
Deferred tax liability – long-term	1,224	1,026
Long-term portion of deferred rent	2,793	2,673
Long-term income taxes payable, net of current portion	3,562	3,458
Long-term debt, net of current portion	42,795	37,120
Total liabilities	204,420	186,205
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,402,285 and 30,337,109 shares issued and 29,746,173 and 29,681,031 shares outstanding (net of treasury shares), respectively	3	3
Additional paid-in capital	378,326	377,210
Tax benefit from stock-based compensation	4,609	4,547
Accumulated other comprehensive loss	(17,149)	(17,230)
Accumulated deficit	(39,621)	(49,998)
Less: treasury stock at cost; 656,112 shares as of November 30, 2009 and 656,078 as of August 31, 2009.	(14,135)	(14,134)
Total PriceSmart stockholders’ equity	312,033	300,398
Noncontrolling interest	804	770
Total equity	312,837	301,168
Total Liabilities and Equity	$517,257	$487,373

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2009	2008
Revenues:
Net warehouse club sales	$308,653	$298,518
Export sales	587	836
Membership income	4,649	4,325
Other income	1,530	1,529
Total revenues	315,419	305,208
Operating expenses:
Cost of goods sold:
Net warehouse club	261,717	254,426
Export	554	800
Selling, general and administrative:
Warehouse club operations	29,234	27,280
General and administrative	7,568	7,544
Pre-opening expenses	111	—
Asset impairment and closure costs	—	248
Total operating expenses	299,184	290,298
Operating income	16,235	14,910
Other income (expense):
Interest income	215	126
Interest expense	(630)	(581)
Other income (expense), net	4	(20)
Total other expense	(411)	(475)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	15,824	14,435
Provision for income taxes	(5,401)	(3,647)
Loss of unconsolidated affiliates	(2)	(5)
Income from continuing operations	10,421	10,783
Income (loss) from discontinued operations, net of tax	9	(19)
Net income	10,430	10,764
Net income attributable to noncontrolling interest	(53)	(66)
Net income attributable to PriceSmart	$10,377	$10,698

Net income attributable to PriceSmart:
Income from continuing operations	$10,368	$10,717
Income (loss) from discontinued operations, net of tax	9	(19)
	$10,377	$10,698

Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.35	$0.36
Basic net income per share from discontinued operations, net of tax	$—	$—
Basic net income per share	$0.35	$0.36

Diluted net income per share from continuing operations	$0.35	$0.36
Diluted net income per share from discontinued operations, net of tax	$—	$—
Diluted net income per share	$0.35	$0.36

Shares used in per share computations:
Basic	29,105	28,860
Diluted	29,163	28,964
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated				Total
				Stock-	Other				PriceSmart
			Additional	based	Compre-	Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holder’s	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986
Stock-based compensation	—	—	773	2	—	—	—	—	775	—	775
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend payable to stockholders	—	—	—	—	—	4,744	—	—	4,744	—	4,744
Dividend paid to stockholders	—	—	—	—	—	(4,744)	—	—	(4,744)	—	(4,744)
Change in fair value of interest rate swaps	—	—	—	—	(578)	—	—	—	(578)	—	(578)
Net income	—	—	—	—	—	10,698	—	—	10,698	66	10,764
Translation adjustment	—	—	—	—	(1,538)	—	—	—	(1,538)	4	(1,534)
Comprehensive income									8,582	70	8,652
Balance at November 30, 2008	30,196	$3	$374,126	$4,565	$(15,013)	$(66,812)	587	$(13,006)	$283,863	$550	$284,413

Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Stock-based compensation	—	—	770	62	—	—	—	—	832	—	832
Purchase of treasury stock	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of restricted stock awards	15	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	53	—	346	—	—	—	—	—	346	—	346
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	10,377	—	—	10,377	53	10,430
Translation adjustment	—	—	—	—	152	—	—	—	152	(19)	133
Comprehensive income									10,458	34	10,492
Balance at November 30, 2009	30,402	$3	$378,326	$4,609	$(17,149)	$(39,621)	656	$(14,135)	$312,033	$804	$312,837

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2009	2008
Operating Activities:
Income from continuing operations	$10,421	$10,783
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,636	2,972
Allowance for doubtful accounts	(2)	(2)
Asset impairment and closure costs	—	175
(Gain) Loss on sale of property and equipment	(4)	8
Deferred income taxes	1,036	(107)
Equity in losses of unconsolidated affiliates	2	5
Excess tax benefit on stock-based compensation	(62)	(2)
Stock-based compensation	770	773
Change in operating assets and liabilities:
Change in accounts receivable, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accrued expenses	102	(3,678)
Merchandise inventories	(31,549)	(20,410)
Accounts payable	11,868	11,847
Net cash (used in) provided by continuing operating activities	(3,782)	2,364
Net cash provided by (used in) discontinued operating activities	140	(144)
Net cash (used in) provided by operating activities	(3,642)	2,220
Investing Activities:
Additions to property and equipment	(8,625)	(14,174)
Proceeds from disposal of property and equipment	60	4
Purchase of interest in Costa Rica joint ventures	—	(2,241)
Purchase of interest in Panama joint venture	—	(4,616)
Capital contribution to Panama joint venture	(100)	—
Net cash used in continuing investing activities	(8,665)	(21,027)
Net cash provided by discontinued investing activities	—	51
Net cash used in investing activities	(8,665)	(20,976)
Financing Activities:
Proceeds from bank borrowings	13,582	7,260
Repayment of bank borrowings	(6,427)	(7,063)
Cash dividend payments	—	(4,744)
Excess tax benefit on stock-based compensation	62	2
Purchase of treasury stock for PSC settlement	—	(161)
Purchase of treasury stock - excluding PSC Settlement	(1)	—
Proceeds from exercise of stock options	346	—
Net cash provided by (used in) financing activities	7,562	(4,706)
Effect of exchange rate changes on cash and cash equivalents	(409)	33
Net decrease in cash and cash equivalents	(5,154)	(23,429)
Cash and cash equivalents at beginning of period	44,193	48,121
Cash and cash equivalents at end of period	$39,039	$24,692

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$698	$112
Income taxes	$4,197	$4,093

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2009

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of November 30, 2009, the Company had 26 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies).  In addition to the warehouse clubs operated directly by the Company (or through a joint venture in the case of Trinidad), there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.  The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2009. The consolidated interim financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

     In May 2009 the Financial Accounting Standards Board (“FASB”) issued guidance establishing general accounting standards and disclosure of subsequent events. The Company, in accordance with this guidance, evaluated subsequent events through the date and time these financial statements were issued on January 8, 2010.

     Reclassifications - As a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, as discussed below in Recently Adopted Accounting Pronouncements, the Company:

•
Reclassified to noncontrolling interest, a component of total equity, $770,000 at August 31, 2009, which was previously reported as minority interest on the consolidated balance sheet.   A new subtotal, "total PriceSmart stockholders’ equity", refers to the equity attributable to stockholders of PriceSmart;

•	Reported as separate captions within the consolidated statements of income: "Net income attributable to noncontrolling interest" and "Net income attributable to PriceSmart;" and

•	Utilized income from continuing operations as the starting point on the consolidated statements of cash flows in order to reconcile net income to cash flows from operating activities.

These reclassifications did not have a material impact on the Company’s previously reported results of operations, financial position or cash flows.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2009:

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

Variable Interest Entities –  The Company reviews and determines annually whether any of its investments in joint ventures are Variable Interest Entities (“VIE”), and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – As of November 30, 2009 the Company had no short-term restricted cash.  Long-term restricted cash represents deposits directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama for approximately $765,000.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment – Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of buildings from ten to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Lease Accounting – Certain of the Company's operating leases, where the Company is the lessee (see Revenue Recognition Policy for lessor accounting), provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options where the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised in some locations. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays.” In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company measures fair value for interest rate swaps on a recurring basis.  As of the balance sheet dates, there were no other financial assets for which the Company measures fair value.  As of the balance sheet dates, there were no nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements measured on a recurring basis.  The Company measures at fair value nonfinancial assets and liabilities recognized or disclosed in the consolidated financial statements on a nonrecurring basis, such as goodwill and long-lived assets, that require measurement at fair value after taking into account impairment charges if any are deemed necessary.  Also included as nonfinancial assets and liabilities measured on a nonrecurring basis are those initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps) and pricing of assets in connection with business acquisitions prior to fiscal year 2010.

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote.

Goodwill – Goodwill resulting from certain business combinations totaled $37.4 million at November 30, 2009 and $37.5 million at August 31, 2009.  The decrease in goodwill was due to foreign exchange translation losses.  The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities primarily consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 12—Interest Rate Swaps.)

Components of Equity Attributable to PriceSmart and Noncontrolling Interests – The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains and losses on investments and their related tax effects.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of tax basis.  The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheets. Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Vendor consideration consists primarily of volume rebates, time limited product promotions and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds, whichever is earlier. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is recorded as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases and, therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting impact to cost of goods sold when the inventory is sold.

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

Asset Impairment Costs –  The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.

Closure Costs – The Company records the costs of closing warehouse clubs as follows:  severance costs that are determined to be an arrangement for one-time employee termination benefits are accrued at the date the plan of termination has received management authority and approval, the plan identifies the numbers, job classification, functions, locations and expected completion dates, the plan establishes the terms of the severance, and management has deemed it unlikely that significant changes to the plan will be made.  In addition the plan must have been communicated to employees (referred to as the communication date).  Lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties. Gain or loss on the sale of property, buildings and equipment is recognized based on the cash or net present value of future cash to be received as compensation upon consummation of the sale. All other costs are expensed as incurred.

Contingencies and Litigation –  The Company accounts and reports for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

Common Stock Put Agreement – The Company recorded in fiscal year 2008 a liability for a common stock put agreement (see Note 13—PSC Settlement). The Company utilized the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the fair market valuation. The Company recorded in fiscal year 2008 an expense for the fair value of the put agreement granted as part of the legal settlement with the PSC Parties.  On September 9, 2008 (fiscal year 2009), the Company recorded the final settlement of the related liability.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in our international subsidiaries is the local currency, which in many cases is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of costs of goods sold in the consolidated statements of income, for the first three months of fiscal years 2010 and 2009 were approximately $383,000 and ($541,000), respectively.

Stock-Based Compensation – As of November 30, 2009, the Company had four stock-based employee compensation plans which it accounts for by applying the valuation technique based on the Black-Scholes model.  As part of the valuation, the Company estimates forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense, based on the Tax Law Ordering method. In addition, the Company reflects the tax savings resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows, rather than as an operating cash flow.

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute of limitations, or upon occurrence of other events.

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of November 30, 2009 and August 31, 2009, the Company had $13.6 million and $13.9 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.1 million and $2.0 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of November 30, 2009 and August 31, 2009, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the quarter ended November 30, 2009, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $49,000. The lapse of statutes of limitations in the twelve-month period ending November 30, 2010 would result in a reduction to long-term income taxes payable totaling $954,000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the consolidated balance sheets. As of November 30, 2009 and August 31, 2009, the Company had accrued $1.5 million and $1.4 million, respectively, for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax expense for the first quarter of fiscal year 2010 was $5.4 million on pre-tax income of $15.8 million, as compared to $3.6 million of tax expense on pre-tax income of $14.4 million for the first quarter of fiscal year 2009. The effective tax rate for the first quarter of fiscal year 2010 is 34.1% as compared to 25.3% for the first quarter of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) during the first quarter of fiscal year 2010, as compared to the first quarter of fiscal year 2009, there was a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company reversed approximately $49,000 of previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first quarter of fiscal year 2010, as compared to  a reversal of approximately $1.0 million in the first quarter of fiscal year 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 1998, 2000 through 2001, and 2005 through 2009
California (U.S.)	2000 through 2001 and 2005 to the present
Florida(U.S.)	2000 through 2001 and 2005 to the present
Aruba	2002 to the present
Barbados	2000 to the present
Costa Rica	2006 to the present
Dominican Republic	2006 to the present
El Salvador	2006 to the present
Guatemala	2005 to the present
Honduras	2005 to the present
Jamaica	2003 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2006 to the present
Trinidad	2003 to the present
U.S. Virgin Islands	2001 to the present

Recent Accounting Pronouncements –

FASB ASC 105

In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC” or the “Codification”). The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included within the Codification will be considered non-authoritative. The Company adopted the Codification effective September 1, 2009. The adoption of the Codification did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In June 2009, the FASB issued guidance that amends and replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins on September 1, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

FASB ASC 855

In May 2009, the FASB issued guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance as of August 31, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 820

In April 2009, the FASB amended guidance on determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. In addition, the FASB set the effective date of guidance for FASB ASC 820 for the recognition and presentation of other than temporary impairments and interim disclosure about fair value of financial instruments. The Company adopted the guidance in the fourth quarter of fiscal year 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning June 30, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 323

In October 2008, the FASB amended guidance on Equity Method Investment Accounting Considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions are the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009. Because this guidance relates specifically to transactions for which the Company accounted for the transactions as required by the guidance or for transactions that were not applicable to the Company, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  The terms of the Company’s restricted stock awards and restrictive stock units provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented (see Note 5 - Earnings Per Share).

FASB ASC 815

In March 2008, the FASB issued guidance requiring enhanced disclosures regarding derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance beginning December 1, 2008. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 805

In December 2007, the FASB changed the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The Company adopted this guidance prospectively effective September 1, 2009. The Company has not entered into any business combinations subsequent to adoption.

FASB ASC 810

In December 2007, the FASB amended existing guidance requiring that noncontrolling ("minority") interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary.  The Company adopted these new requirements retrospectively to prior periods at the beginning of its first quarter of fiscal year 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations.  As a result of the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. Since the sale of the Philippine operations in August 2005, the results of the Philippine and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in August 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2009	August 31, 2009
Cash and cash equivalents	$143	$28
Accounts receivable, net	223	223
Prepaid expenses and other current assets	43	46
Other assets	538	603
Assets of discontinued operations	$947	$900
Other accrued expenses	$121	$299
Liabilities of discontinued operations	$121	$299

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

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended November 30,
	2009	2008
Net warehouse club sales	$—	$—
Pre-tax income (loss) from operations	9	(19)
Income tax (provision) benefit	—	—
Net income (loss)	$9	$(19)

The net income (loss) from discontinued operations for the three months ended November 30, 2009 and 2008 of approximately $9,000 and $(19,000), respectively, is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	November 30, 2009	August 31, 2009
Land	$74,564	$74,506
Building and improvements	141,977	139,639
Fixtures and equipment	83,672	80,680
Construction in progress	19,745	16,253
Total property and equipment, historical cost	319,958	311,078
Less: accumulated depreciation	(83,101)	(79,280)
Property and equipment, net	$236,857	$231,798

Building and improvements includes net capitalized interest of approximately $1.4 million as of both November 30, 2009 and August 31, 2009. Construction in progress includes capitalized interest of $931,000 and $595,000 for the fiscal periods ended November 30, 2009 and August 31, 2009, respectively.   For the three month period ended November 30, 2009 and the twelve month period ended August 31, 2009, the Company recorded approximately $126,000 and $2.9 million, respectively, in translation adjustments that reduced the carrying value of the total property and equipment.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within these two segments for the three months ended November 30, 2009 were approximately $1.8 million and $3.4 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.5 million, $1.4 million and $34,000, respectively, in these segments for the three months ended November 30, 2009.  The Company acquired approximately $574,000 of software and computer hardware during the three months ended November 30, 2009.

The Company continued with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansions in Central America, the Caribbean and the United States.  Construction costs and additions of fixtures and equipment within these segments for the three months ended November 30, 2008 were approximately $4.2 million, $2.2 million and $1.2 million, respectively.

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

Depreciation expense for the first three months of fiscal years 2010 and 2009 was approximately $3.6 million and $3.0 million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5 – EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to PriceSmart for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to PriceSmart for the period by the weighted average number of common and common equivalent shares outstanding during the period. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.

Effective September 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”). This guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the three months ended November 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
	November 30, 2009			November 30, 2008
	Income	Weighted Average Shares Outstanding	Per Share Amount	Income	Weighted Average Shares Outstanding	Per Share Amount
Net income from continuing operations attributable to PriceSmart	$10,368			$10,717
Less:
Earnings allocated to unvested stockholders	(218)			(271)
Basic EPS
Distributable Income available to stockholders	10,150	29,105	$0.35	10,446	28,860	$0.36
Effect of Dilutive Securities
Add Back:
Undistributed earnings allocated to unvested stockholders (two-class method)	218			271
Stock Options		58			104
Less:
Undistributed earnings reallocated to unvested stockholders (two-class method)	(218)			(270)
Diluted EPS – common shares	$10,150	29,163	$0.35	10,447	28,964	$0.36

Basic and fully diluted EPS from discontinued operations attributable to PriceSmart for the periods November 30, 2009 and 2008 was $0.00 per share.

In previously reported periods, diluted net income (loss) per share was computed using the treasury stock method to calculate the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  This method resulted in diluted income per share of $0.37 for the period ended November 30, 2008, compared to $0.36 currently being reported for the same period under the new methodology.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – EQUITY

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.6 million and approximately $16.8 million and unrealized losses on interest rate swaps (net of tax) of approximately $535,000 and $464,000 as of November 30, 2009 and August 31, 2009, respectively.  The favorable translation adjustments during the three months ended November 30, 2009 were primarily due to a weaker U.S. dollar. The unfavorable translation adjustments during the twelve months ended August 31, 2009 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of November 30, 2009 and August 31, 2009, retained earnings include legal reserves of approximately $2.4 million and $2.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

 NOTE 7 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

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

The following table summarizes the components of the stock-based compensation expense for the three months ended November 30, 2009 and 2008 (in thousands), which are included in general and administrative expenses and warehouse expenses in the consolidated statements of income:

	Three Months Ended November 30,
	2009	2008
Options granted to employees and directors	$10	$27
Restricted stock grants	744	746
Restricted stock units	16	—
Stock-based compensation expense	$770	$773

The following table summarizes stock options outstanding as of November 30, 2009, as well as the activity during the first quarter then ended:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2009	$179,998	$10.02
Granted	—	—
Exercised	(59,150)	6.20
Forfeited or expired	—	—
Shares subject to outstanding options at November 30, 2009	$120,848	$11.89

As of November 30, 2009, options to purchase 120,848 shares were outstanding and 625,772 shares were available for future grants. The following table summarizes information about stock options outstanding and options exercisable as of November 30, 2009:

Range of Exercise Prices	Outstanding as of November 30, 2009	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of November 30, 2009	Weighted-Average Exercise Price on Options Exercisable as of November 30, 2009
$6.13 – $8.90	85,848	0.53	$6.40	83,848	$6.36
8.91 – 20.00	13,000	3.86	16.15	3,800	16.14
20.01 – 39.00	22,000	2.08	30.77	15,600	33.70
$6.13 – $39.00	120,848	1.17	$11.89	103,248	$10.86

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at November 30, 2009 was approximately $1.1 million and 0.69 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at November 30, 2009 was approximately $1.1 million and 1.2 years, respectively.

The Company began issuing restricted stock grants in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock grants and units vest over a five year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock grants and units activity for the three months ended November 30, 2009 and 2008 was as follows:

	Three Months Ended November 30,
	2009	2008
Grants outstanding at August 31,	618,250	748,860
Granted	14,800	—
Cancelled	(3,274)	(1,150)
Vested	(112)	—
Grants outstanding at November 30,	629,664	747,710

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining unrecognized compensation cost related to unvested options, restricted stock grants and restricted stock units at November 30, 2009 and 2008 was approximately $7.2 million and $9.1 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.0 years and 3.7 years, respectively.  The excess tax benefit on stock-based compensation related to options, restricted stock grants and restricted stock units for the three months ended November 30, 2009 and 2008 was approximately $62,000 and $2,000, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the three months ended November 30, 2009 and 2008 are summarized in the following table (in thousands):

	Three Months Ended November 30,
	2009	2008
Proceeds from stock options exercised	$346	—
Intrinsic value of stock options exercised	$768	—

During the three months ended November 30, 2009, the Company repurchased 34 shares of common stock from employees for approximately $1,000, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants. The Company expects to continue this practice going forward.  The Company did not repurchase shares of common stock from employees during the three months ended November 30, 2008.

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the East Side Santo Domingo, Dominican Republic and Guatemala Plaza, Guatemala. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.  In fiscal year 2007, the Company sold the East Side Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. During fiscal year 2009, the Company finalized an agreement on June 3, 2009 to transfer all rights and obligations as landlord for the property where the former Guatemala Plaza warehouse club was located.  The lease liability as of May 31, 2009 was approximately $3.8 million. Cash paid for lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000. The Company also recorded during fiscal year 2009 approximately $144,000 in interest income and the receipt of payment on the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The total gain on closure costs recorded in fiscal year 2009 for the two closed warehouse clubs was $418,000. With the transfer of the sublease and the payment of the note receivable, the Company will not record any closure costs related to these two closed locations in fiscal year 2010.  Accordingly, the Company recorded no closure cost during the first three months of fiscal year 2010. The Company recorded approximately $253,000 in closure costs during the first three months of fiscal year 2009. These were related to the Guatemala Plaza lease and other costs associated with the closure of the Guatemala and Dominican Republic club warehouse locations.  For the first three months of fiscal year 2009, the Company recorded a credit for impairment charges of approximately ($5,000) due to the sale of previously impaired bulk packaging equipment. The Company did not record any impairment charges for the first three months of fiscal year 2010.

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2011 and July 5, 2031.

As of November 30, 2009, the Company's warehouse clubs occupied a total of approximately 1,672,370 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

Location (1)	Facility Type	Date Opened	Approximate Square Footage	Current Lease Expiration Date	Remaining Option(s) to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for each of the three months ended November 30, 2009 and 2008 (in thousands):

	Three Months Ended November 30,
	2009	2008
Minimum rental payments	$1,695	$1,631
Deferred rent accruals	110	133
Total straight line rent expense	1,805	1,764
Contingent rental payments	356	328
Rental expense	$2,161	$2,092

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended November 30,	Open Locations (1)
2010	$6,569
2011	5,674
2012	5,539
2013	5,626
2014	5,674
Thereafter	49,326
Total (2)	$78,408

(1)	Operating lease obligations have been reduced by approximately $648,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $1.6 million; however, sublease income for this location is projected to be approximately $2.1 million, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for the first three months of fiscal years 2010 and 2009 (in thousands):

	Three Months Ended November 30,
	2009	2008
Minimum rental income	$604	$647
Deferred rent income	16	297	(1)
Total straight line rent income	620	944
Contingent rental income	25	—
Total rental income	$645	$944

(1)	The Company recorded deferred rental income of $279,000 in the first quarter of fiscal year 2009 based on a revised calculation that is not expected to affect future quarters.

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases from owned property as of November 30, 2009 (in thousands):

Periods ended November 30,	Amount
2010	$1,928
2011	1,425
2012	1,050
2013	955
2014	945
Thereafter	6,603
Total	$12,906

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  The Company believes it has accrued for probable and estimable exposures.  As of November 30, 2009 and 2008, the Company had recorded within other accrued expenses a total of $2.2 million and $2.4 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of probable additional income tax liability in accounting for uncertain tax positions and in evaluating the probable additional tax associated with various non-income tax filing positions.  Due to these limitations future actual losses may exceed projected losses, which could have a material adverse effect on the Company's financial condition and results of operation.

See Note 14 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contracts for these distribution center services expire on December 31, 2011.  Future minimum service commitments related to these contracts for the periods less than one year and for one year to three years are approximately $125,000 and $135,000, respectively.

 NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30 and August 31, 2009 the Company had bank credit agreements and lines of credit for $27.8 million and $24.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage in the borrowing subsidiary. Each of the facilities expires during the year and is normally renewed.  As of November 30 and August 31, 2009 borrowings, lines and letters of credit totaling approximately $3.1 million and $2.5 million, respectively, were outstanding under these facilities, leaving approximately $24.7 million and $22.4 million, respectively, available for borrowings. Of these outstanding amounts as of November 30 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $3.0 million and $2.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 9.7% and 10.0%, respectively.

Long-term debt consists of the following (in thousands):

	November 30,	August 31,
	2009	2009
Note due July 2017, 9.0% fixed rate	$6,311	$6,552
Note due November 2014, (BB Prime rate - 2%) 7.85% current rate (1)	3,600	3,825
Note due November 2014, (six-month LIBOR + 1.5%) 2.03% current Rate(1)	3,557	3,780
Note due September 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1)	7,867	—
Note due February 2018, (1 year LIBOR + 2.75%) 7.05% current rate(1)	7,875	8,100
Note due February 2016, 6.7% fixed rate	8,788	9,025
Note due August 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1)	9,750	10,000
Note due September 2011	433	428
Total long-term debt	48,181	41,710
Less: current portion	5,386	4,590
Long-term debt, net of current portion	$42,795	$37,120

(1)
Under the terms of these agreements, the subsidiaries that received these loans must comply with certain financial covenants, which include debt service and leverage ratios. As of November 30, 2009 and August 31, 2009, these subsidiaries are in compliance with the covenants.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2009 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $48.2 million and $41.7 million, respectively, outstanding in long-term borrowings.

The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $71.8 million and $61.0 million as of November 30, and August 31, 2009, respectively.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For the three months ended November 30, 2009 and 2008, the Company included the loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended November 30, 2009	$113	$80	$193
Interest expense for the three months ended November 30, 2008	$181	$26	$207

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of November 30, 2009	Notional Amount as of August 31, 2009
RBTT	$7,875	$8,100
Citibank N.A.	$3,600	$3,825
Total	$11,475	$11,925

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	November 30, 2009		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$713	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments (2)		$713		$625

(1)
The effective portion of the interest rate swaps was recorded as a debit (charge) to accumulated other comprehensive loss for $535,000 and $464,000, net of tax, as of November 30, and August 31, 2009, respectively.

(2)	There were no derivatives not designated as hedging instruments.

For the respective periods there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges.

NOTE 13 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold.  On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of the 58,285 shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008 (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

  No additional cash or non-cash expenditures were incurred during fiscal year 2009 or subsequent to fiscal year 2009 relating to the PSC settlement.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – UNCONSOLIDATED AFFILIATES

The Company reviews and determines whether any of its investments in joint ventures are Variable Interest Entities (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity shall consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIEs expected losses, receive a majority of the VIEs  expected residual returns, or both. A reporting entity shall consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIEs expected losses, receive a majority of the VIEs expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  The Company has determined that the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method and accordingly has not consolidated these VIE entities.

 Under the equity method the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost, and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 38,331 square meters of real estate for the construction of a retail center. As of August 31, 2009, the Company made additional capital contributions of approximately $50,000.  During the three months ended November 30, 2009, the Company made additional capital contributions of $100,000. As of November 30, 2009 and August 31, 2009, the Company’s commitment to make future additional capital contributions is approximately $2.4 million and $2.3 million, respectively. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 21,576 square meters of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2009, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during the three months ended November 30, 2009. As of November 30, 2009 and August 31, 2009, the Company’s commitment to make future additional capital contributions is approximately $1.6 million. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture.  Also, on September 29, 2008, 4,996 square meters of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of November 30, and August 31, 2009 is approximately $433,000 and $428,000, respectively.  The Company has reflected this amount as long-term debt within its consolidated balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of November 30, 2009 there are no commitments to make additional capital contributions to this joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30,	August 31,
	2009	2009
Current assets	$174	$22
Noncurrent assets	10,950	10,868
Current liabilities	31	41
Noncurrent liabilities	$—	$—

	For the three months ended November 30,
	2009	2008
Net loss	$(4)	$(10)

NOTE 15 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: On February 23, 2007 the Company entered into an agreement with PFD Ivanhoe, Inc. to purchase its 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.  Additionally, from time to time members of the Company’s management use additional private planes owned in part by PFD Ivanhoe or La Jolla Aviation, Inc. to travel to business meetings in Central America and the Caribbean. The officers of PFD Ivanhoe, Inc. included Sol Price, Robert Price and Jack McGrory, and it was solely owned by The Price Group, whose members included Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. PFD Ivanhoe, Inc. ceased doing business in June 2009 and subsequently was dissolved. La Jolla Aviation, Inc. began operations in July 2009. La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for a portion of the fixed management fee and additional expenses that PFD Ivanhoe incurred, and that La Jolla Aviation will incur, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $3,000 for the three months ended November 30, 2008 for these services.  The Company did not incur any expenses for the three months ended November 30, 2009 for these services.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 13 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008, fiscal year 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first three months of fiscal years 2010 and 2009.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $14,000 in legal expenses with this firm during the first three months of fiscal year 2010.  The Company incurred no legal expenses with this entity during the first three months of fiscal year 2009. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $318,000 and $268,000 in rental income for this space during the first three months of fiscal years ended 2010 and 2009, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $51,000 and $68,000 for products purchased from this entity during the first three months of fiscal years 2010 and 2009, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $380,000 and $881,000 for the first three months of fiscal years 2010 and 2009, respectively.  On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the disputes that had been pending between the Company and the PSC Parties (see Note 13 – PSC Settlement).

Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of November 30, 2009.  Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $60,000 and $59,000 in rental income and common area maintenance charges for this space during the first three months of fiscal years 2010 and 2009, respectively.

Relationships with Price Charities: During the first three months of fiscal years 2010 and 2009, the Company sold approximately $14,000 and $8,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price. The Company also participates in a donation program with Price Charities allowing its members to donate money at the sales register to “Aprender y Crecer” ("Learn and Grow").  The Company remits these collections on a quarterly basis to Price Charities. As of November 30, 2009 the liability was approximately $257,000.  The Company did not have a liability to Price Charities as of August 31, 2009.

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 16 – SEGMENTS

     The Company and its subsidiaries are principally engaged in the international operation of membership shopping warehouse clubs that operate in 12 countries/territories that are located in Central America and the Caribbean.  In addition the Company operates distribution centers and corporate offices in the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by geographic location, used by management in making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Central America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.  The Company has expanded its presentation to include intersegment revenue, intersegment interest income and intersegment interest expense for the periods presented.
	United States Operations	Central American Operations	Caribbean Operations	Reconciling Items(1)	Total
Period Ended November 30, 2009
Revenue from external customers	$602	$190,518	$124,299	$—	$315,419
Intersegment revenues	128,859	—	811	(129,670)	—
Depreciation and amortization	(276)	(1,993)	(1,367)	—	(3,636)
Asset impairment and closure (costs) gains	—	—	—	—	—
Operating income	5,480	7,345	3,410	—	16,235
Interest income from external sources	111	42	62	—	215
Interest income from intersegment sources	906	194	—	(1,100)	—
Interest expense from external sources	(8)	(464)	(158)	—	(630)
Interest expense from intersegment sources	(20)	(539)	(541)	1,100	—
Income from continuing operations before taxes	6,474	6,581	2,769	—	15,824
Income tax expense	(1,452)	(2,899)	(1,050)	—	(5,401)
Net income	5,032	3,679	1,666	—	10,377
Assets of discontinued operations	947	—	—	—	947
Long-lived assets (other than deferred tax assets)	27,235	161,343	98,105	—	286,683
Goodwill	—	32,284	5,131	—	37,415
Identifiable assets	34,096	299,422	183,739	—	517,257

Period Ended November 30, 2008
Revenue from external customers	$852	$178,866	$125,490	$—	$305,208
Intersegment revenues	116,333	—	679	(117,012)	—
Depreciation and amortization	(211)	(1,575)	(1,190)	—	(2,976)
Asset impairment and closure (costs) gains	—	(269)	21	—	(248)
Operating income	1,115	8,110	5,685	—	14,910
Interest income from external sources	69	41	16	—	126
Interest income from intersegment sources	1,042	206	—	(1,248)	—
Interest expense from external sources	(12)	(237)	(332)	—	(581)
Interest expense from intersegment sources	(27)	(758)	(463)	1,248	—
Income from continuing operations before taxes	2,191	7,342	4,831	—	14,364
Income tax expense	(402)	(1,534)	(1,711)	—	(3,647)
Net income	1,769	5,808	3,121	—	10,698
Assets of discontinued operations	1,340	—	—	—	1,340
Long-lived assets (other than deferred tax assets)	27,060	152,457	80,622	—	260,139
Goodwill	—	33,388	5,448	—	38,836
Identifiable assets	37,229	279,452	149,979	—	466,660

Year Ended August 31, 2009
Revenue from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Asset impairment and closure (costs) gains	(99)	212	136	—	249
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	220	(795)	(1,125)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Income from continuing operations before taxes	7,847	29,938	17,631	—	55,416
Income tax expense	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income	5,690	20,879	15,750	—	42,319
Assets of discontinued operations	900	—	—	—	900
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Identifiable assets	43,544	277,481	166,348	—	487,373

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

We have evaluated all events subsequent to the balance sheet date of November 30, 2009 through the date of issuance of these consolidated financial statements, January 8, 2010, and have determined that except as set forth below, there are no subsequent events that require disclosure.

On December 22, 2009 the Company acquired 30,000 square meters of land in Santo Domingo, Dominican Republic (“Arroyo Hondo”) for approximately $6.7 million.  The Company plans on constructing a new warehouse club on the site, the second club in Santo Domingo and the third in the Dominican Republic.  Currently, the Company expects to open this new warehouse club in fiscal year 2011.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 40% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's SEC reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2009 filed November 9, 2009 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the quarters ended November 30, 2009 (fiscal year 2010) and November 30, 2008 (fiscal year 2009), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees as well as a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, and locally sourced products to its small business and consumer members in a warehouse club format providing high value to its members. By focusing on providing high value on quality merchandise in a low-cost operating environment, the Company seeks to grow sales volume and membership, which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2009 and 2008 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2009)	Number of Warehouse Clubs in Operation (as of November 30, 2008)	Ownership (as of November 30, 2009)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	26	25

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009.

At the end of November 2009, the total number of warehouse clubs in operation was 26 operating in 11 countries and one U.S. territory, in comparison to 25 warehouse clubs operating in 11 countries and one U.S. territory at the end of November 2008. The average age of the 26 warehouse clubs included in continuing operations was 97 months as of the end of November 2009 and the average age of the 25 warehouse clubs included in continuing operations was 89 months as of  November 30, 2008.

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

•
The Company has experienced a reduced level of sales growth beginning in January 2009 with reported monthly comparable warehouse club sales growth of 18% in January 2009 declining in the subsequent months to a negative growth rate of 1.1% and 0.7% in September 2009 and October 2009, respectively.  In November 2009, the Company's comparable warehouse club sales increased 0.8%.  This sales growth reduction occurred 9 to 12 months after similar trends were reported by the major U.S. retailers.  While the Company cannot know for certain, an economic recovery in the retail sector in the Company’s markets may similarly lag behind any recovery that might be experienced in the U.S. over the next year.

•
Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars.  Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 78% of the Company's net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar. Declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. There is no way to accurately forecast how currencies may trade in the future. PriceSmart monitors movements in currency rates and makes adjustments to pricing of U.S. merchandise from time to time.  With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 51% of net warehouse sales, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.

Current and Future Management Actions

•
Due to the slowing economic environment in the Company’s markets, management has noted a shift in member demand toward more consumable merchandise purchases.  In this respect, the Company is carefully monitoring inventory mix and levels, while maintaining its pricing leadership position and aggressively pursuing product purchasing opportunities.

•
The Company’s strategy is to continually seek ways to reduce prices for its members.  This involves improving purchasing, reducing supply chain costs for the movement of merchandise from the U.S. to its warehouse clubs, and controlling operating expenses within the warehouse clubs and corporate headquarters. The strong growth in sales that the Company has experienced over the last three years has improved the Company’s buying power and has resulted in leveraging of costs.  This allows for reduced prices, thereby providing better value to PriceSmart members.

•
During the first three months of fiscal year 2010, the Company contracted for the use of a bonded warehouse in Miami, Florida. The Company will incur distribution charges on a per unit basis for this distribution center. The Company entered into a new lease amendment for its Miami frozen distribution center on August 31, 2009, providing for an expansion of 5,000 square feet of leased frozen and refrigerated space, which will meet the Company’s projected capacity needs for at least the next year, during which time the Company will evaluate the need to relocate to a larger facility. In August 2009, fiscal year 2009, the Company eliminated the Panama distribution center for which the Company incurred distribution charges on a per unit basis. In fiscal year 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida. These actions have permitted the Company to more efficiently service the PriceSmart warehouse club locations, to reduce transit times for merchandise shipped between the U.S. and its warehouse club locations and to realize efficiencies in distribution operating expenses.

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

•
Based on the success of previously expanding the size of certain PriceSmart buildings, the Company expanded two additional warehouse clubs during fiscal year 2009.  The expansion of the warehouse club in Aruba was opened to the members in September 2009, fiscal year 2010, adding approximately 9,000 square feet of sales floor space. The expansion of the warehouse club in Nicaragua was completed and opened to the members in April 2009, and the club is now operating with additional sales floor space of approximately 8,600 square feet.

•
The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings in fiscal years 2010 and beyond has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on October 1, 2008 that it had entered into agreements to acquire properties in Panama and Costa Rica for the construction of new warehouse clubs.  The new Costa Rica warehouse club, the fifth PriceSmart warehouse club in that country, opened in April 2009.  In Panama, the Company will relocate an existing warehouse club to this new site and plans to sell or lease the existing site after relocation has occurred.  This is expected to be completed during the spring of 2010. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it is currently constructing a new warehouse club which will bring the number of warehouse clubs in that country to four. This new warehouse club is expected to open in the spring of 2010.  Subsequent to the end of the quarter, the Company acquired 30,000 square meters of land in Santo Domingo, Dominican Republic on December 22, 2009.  The Company plans on constructing a new warehouse club on the site, the second club in Santo Domingo and the third in the Dominican Republic.  Currently, the Company expects to open this new warehouse club during fiscal year 2011.  Finally, the Company continues to examine Colombia as a potential new market for multiple PriceSmart warehouse clubs.

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

Key items for the first three months of fiscal year 2010 included:

•
Net warehouse club sales increased 3.4% over the prior year, resulting from the opening of a new warehouse club in Costa Rica in April 2009.  Comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending November 29, 2009 were essentially flat.

•
Membership income for the first three months of fiscal year 2010 increased 7.5% to $4.6 million as a result of a 7% increase in membership accounts from November 30, 2008 to November 30, 2009, continued strong renewal rates at 83% and a 0.9% decrease in the average membership fee.

•
Gross profits (net warehouse club sales less associated cost of goods sold) increased 6.5% over the prior year due to increased warehouse sales, and an increase in gross margin of 44 basis points as a percent of net warehouse sales largely related to the effect of foreign exchange rate movements.

•
Selling, general and administrative expenses were 33 basis points higher, as a percentage of sales than the same period last year reflecting the costs associated with an additional warehouse club and the effect of higher payroll costs in the comparable warehouse clubs on low or negative sales growth.

•	Operating income for the first three months of fiscal year 2010 was $16.2 million, an increase of $1.3 million over the first three months of fiscal year 2009.

•	Net income for the first three months of fiscal year 2010 was $10.4 million, or $0.35 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

Net warehouse club sales increased 3.4% to $308.7 million in the first quarter of fiscal 2010 from $298.5 million in the first quarter of fiscal 2009.  The growth in sales in the current period was largely due to the additional warehouse club which opened in Costa Rica in April 2009.  Collectively, the other 25 warehouse clubs experienced flat growth in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, reflecting the general slow down of economic activity in our markets.  Sales transactions in the period grew 8%, which the Company believes indicates that our members continue to find value in the quality and price of items offered by PriceSmart.  The average dollar value of those transactions in the most recent three month period, however, decreased 4% with a greater portion of sales attributable to consumable items such as food and away from higher ticket discretionary purchases such as appliances, electronics and furniture.  Food and consumable sales grew 5% and non-consumable product sales fell 2%.

	Three Months Ended November 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$186,231	60.3%	$174,810	58.6%	$11,421	6.5%
Caribbean	122,422	39.7%	123,708	41.4%	(1,286)	(1.0)%
	$308,653	100.0%	$298,518	100.0%	$10,135	3.4%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, decreased 0.1% for the 13-week period ended November 29, 2009, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation of comparable warehouse club sales until the month of July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first quarter of fiscal year 2010 increased $2.8 million to $46.9 million, or 15.2% of net warehouse club sales, from $44.1 million, or 14.8% of net warehouse club sales. The increase in warehouse gross profit margin dollars was due to higher sales and a 44 basis point improvement in net profit margin as a percentage of sales, primarily related to foreign currency exchange effects. In the current quarter, the Company recorded $383,000 (0.12% of sales) in foreign exchange related gains compared to $541,000 (0.18% of sales) in foreign exchange related costs in the first quarter of fiscal year 2009. The countries which accounted for the majority of the year-over-year change were Guatemala and Costa Rica. The increased sales of consumable products relative to discretionary products did not have a material impact on the Company’s net warehouse margin.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 7.5% to $4.6 million, or 1.5% of net warehouse club sales, in the first quarter of fiscal year 2010 compared to $4.3 million, or 1.4% of net warehouse club sales, in the first quarter of fiscal year 2009. The increase in membership income reflects both a 7% increase in the number of membership accounts, and a 0.9% decrease in the average membership fee. The membership renewal rate for the 12-month periods ended November 30, 2009 and 2008 was 83%. Total membership accounts as of the end of November 2009 were approximately 657,000, an increase of approximately 43,000 accounts over the end of November 2008.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations (“demo income”), and fees earned from licensees.  Other income was $1.5 million in both the first quarter of fiscal year 2010 and the first quarter of fiscal year 2009.  Fiscal year 2010 included an increase in demo income for approximately $224,000.  This was largely offset in comparison with fiscal year 2009 due to deferred rental income of $279,000 based on a revised calculation that is not expected to affect future quarters.

Warehouse club operating expenses increased 7.2% to $29.2 million, or 9.5% of net warehouse club sales, in the first quarter of fiscal year 2010 from $27.3 million, or 9.1% of net warehouse club sales, in the first quarter of fiscal year 2009.  Of the $1.9 million increase, $1.2 million related to increased payroll-related expenses, including stock compensation expense and $230,000 related to increased operating costs for repair and maintenance, and security services.  Utilities costs decreased $107,000 resulting from reduced utility rates in the countries.  Depreciation expense increased $578,000 from the first quarter of fiscal year 2009 related to the new Costa Rica warehouse club and ongoing capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua.

General and administrative expenses were essentially flat at $7.6 million, or 2.5% of net warehouse sales, for the first quarter of fiscal year 2010, compared to the first quarter of fiscal year 2009 as reduced professional fees offset increased salaries and benefits for the Company’s corporate and U.S. buying operations.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the first quarter of fiscal year 2010 were $111,000, related to the new warehouse club in Trinidad which is expected to open in the spring of 2010.

There were no asset impairment changes in the current period.  In the first quarter of fiscal year 2009, the Company incurred a charge related to the closed, but subleased, Guatemala Plaza location.  The Company subsequently entered into an agreement to remove itself from any further obligations for this location.

Operating income for the quarter was $16.2 million, or 5.3% of net warehouse club sales, compared to $14.9 million, or 5.0% of net warehouse club sales, in the first quarter of fiscal year 2009.

 Interest income reflects earnings on cash and cash equivalent balances. Interest income was $215,000 in the first quarter of fiscal year 2010, compared to $126,000 in the first quarter of fiscal year 2009. The increase reflects higher balances on deposit and higher interest rates on those balances.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance the capital requirements of warehouse club operations and ongoing working capital requirements. Interest expense increased to $630,000 in the first quarter of fiscal year 2010, from $581,000 in the first quarter of fiscal 2009, resulting from an increase in debt held by the Company.  In addition, a portion of the interest was capitalized as it related to the construction of new warehouse clubs.

Tax expense for the first quarter of fiscal year 2010 was $5.4 million on pre-tax income of $15.8 million, as compared to $3.6 million of tax expense on pre-tax income of $14.4 million for the first quarter of fiscal year 2009. The effective tax rate for the first quarter of fiscal year 2010 is 34.1% as compared to 25.3% for the first quarter of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) during the first quarter of fiscal year 2010, as compared to the first quarter of fiscal year 2009, there was a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company reversed approximately $49,000 previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first quarter of fiscal year 2010, as compared to  a reversal of approximately $1.0 million in the first quarter of fiscal year 2009.

For the first three months of fiscal year 2010, the Company reported approximately $2,000 in losses from its unconsolidated affiliates in Costa Rica and Panama, compared to $5,000 in fiscal year 2009. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest. Noncontrolling interest stockholders’ respective share of net income was $53,000 in the first quarter of fiscal year 2010. In the same period last year, the joint ventures for which there was a noncontrolling stockholder interest generated income, of which $66,000 was allocated to the noncontrolling stockholders’ interest.

Income from continuing operations for the first quarter of fiscal year 2010 was $10.4 million, compared to $10.8 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In the first quarter of fiscal year fiscal 2010, the Company recognized income of $9,000, compared to a loss of $19,000 in the same period in fiscal year 2009.  In both cases these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $39.0 million in consolidated cash and cash equivalents as of November 30, 2009, compared to $24.7 million in consolidated cash and cash equivalents as of November 30, 2008. The Company used a portion of its cash and cash equivalents and cash generated by operations and financing activities for the development of property for new warehouse clubs and for investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs.  These activities consisted primarily of warehouse club development in Panama (Brisas) and Trinidad (San Fernando).  In Panama, the Company will relocate an existing warehouse club to the new site and plans to sell or lease the existing site after relocation has occurred.  The new site is expected to be completed during the spring of 2010.  In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four.  This new warehouse club is expected to be open in the spring of 2010.

Financing activities were primarily related to the proceeds received from bank borrowings, payment on bank borrowings and the purchase of treasury stock from officers and employees upon the vesting of restricted stock to fund the associated tax withholdings.  Operating activities contributed cash to operations through net income during the period.

Net cash flows used by operating activities were approximately $3.6 million in the first three months of fiscal year 2010, compared to cash provided by operating activities of $2.2 million in the first three months of fiscal year 2009.  Income from continuing operations decreased by approximately $400,000 to $10.4 million in the first three months fiscal year 2010, compared to $10.8 million in the first three moths of fiscal year 2009.  Income from continuing operations included approximately $5.4 million in non-cash related expenses. This was principally composed of depreciation, deferred income taxes and compensation expense on stock options for approximately $3.6 million, $1.0 million and $800,000, respectively. In the first three months of fiscal year 2010, net cash used in continuing operating activities included cash use of approximately $31.5 million to increase inventories in preparation of the holiday sales.  Changes in operating assets and liabilities provided approximately $12.1 million of cash in the first three months of fiscal year 2010.  Cash used during the first quarter of fiscal year 2009 was primarily a result of the increase in merchandise inventory in support of the holiday sales for approximately $8.6 million (inventory net of accounts payable).

Net cash used in investing activities was approximately $8.7 million and $21.0 million in the first three months of fiscal years 2010 and 2009, respectively.  Additions to property and equipment used approximately $8.6 million of cash in the first three months of fiscal year 2010. The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within the Central America and Caribbean segments for the first three months of fiscal year 2010 were approximately $1.8 million and $3.4 million, respectively.  Fixtures and equipment expenditures within the Central America, Caribbean and U.S. segments for the first three months of fiscal year 2010 were $1.5 million, $1.4 million and $34,000, respectively.  The Company utilized approximately $574,000 for the acquisition of software and computer hardware in the first three months of fiscal year 2010.  In addition the Company recorded an increase in its investment in the Panama joint venture for $100,000.  Net cash used in investing activities was $21.0 million in the first quarter of fiscal year 2009.  Additions to property and equipment of $14.2 million were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million and the acquisition of a small parcel of land adjacent to an existing warehouse club in Costa Rica for approximately $142,000. In addition the Company used $3.4 million for construction in process for the Alajuela, Costa Rica warehouse club, the Company’s expansion of its distribution center in Miami, and the expansion of the warehouse club in Aruba. Other construction projects in various sites added approximately $1.7 million and fixtures and equipment acquisitions added approximately $2.4 million. The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama for approximately $6.9 million.

Net cash provided by financing activities was approximately $7.6 million in the first three months of fiscal year 2010, primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $7.2 million of cash provided.  Proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $0.4 million. Net cash used in financing activities in the first quarter of fiscal year 2009 was $4.7 million, consisting primarily of $4.7 million used for payment of a cash dividend to stockholders on October 31, 2008. The Company received $1.4 million of net cash from short-term loans and used cash of approximately $1.2 million for the scheduled payments of interest and principal on long-term loans.

Financing Activities

On September 1, 2009, the Company’s El Salvador subsidiary entered into a loan agreement with an interest rate set at the greater of 7.5% or 30 day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years.  The loan agreement contains a balloon payment at the end of the loan term of $4.1 million.

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

     In the first quarter of fiscal year 2009, as part of its investment in a joint venture with Prico Enterprises S.A. the Company borrowed approximately $475,000 from Prico Enterprises to fund the purchase price of 50% of the common stock in the joint venture pursuant to a three year zero interest loan.  The common stock is held in a trust until payment is due, September 29, 2011.  The Company recorded the discounted present value of the note as long-term debt.  The deemed interest on the loan is amortized monthly with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance at November 30, 2009 is approximately $433,000. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

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
	Liability Derivatives
	November 30,
	2009		2008
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$713	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments(2)		$713		$625

(1)
The effective portion of the interest rate swaps was recorded as a debit (charge) to accumulated other comprehensive loss for $535,000 and $464,000, net of tax, as of November 30, 2009 and August 31, 2009.

(2)	There were no derivatives not designated as hedging instruments.

 Short-Term Borrowings and Long-Term Debt

As of November 30, 2009 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had approximately $3.0 million and $2.3 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $27.8 million, which can be used as lines of credit or to issue letters of credit. As of November 30, 2009, lines and letters of credit totaling approximately $3.1 million were outstanding under these facilities, leaving approximately $24.7 million available for borrowing.

As of November 30, 2009 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $48.2 million and $41.7 million, respectively, outstanding in long-term borrowings. Of this amount, as of November 30, 2009, approximately $433,000 relates to the loan from Prico Enterprises. The increase during the current period primarily relates to the addition of long-term loans for approximately $8.0 million, offset by the normally scheduled payments of principal for approximately $1.5 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $71.8 million and $61.0 million as of November 30 and August 31, 2009, respectively.

Contractual Obligations

     As of November 30, 2009, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt (1)	$5,386	$11,205	$19,389	$12,201	$48,181
Operating leases (2)(3)	6,569	11,212	11,300	49,327	78,408
Additional capital contribution commitments to joint ventures (4)	3,996	—	—	—	3,996
Equipment lease(5)	107	—	—	—	107
Distribution center services(6)	125	135	—	—	260
Total	$16,183	$22,552	$30,689	$61,528	$130,952

(1)	Amounts shown are for the principal portion of the long-term debt payments only.
(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $1.6 million; sublease income for this location is also approximately $2.1 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $648,000 to reflect the amounts net of sublease income.
(4)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed, however, the parties intend to seek alternate financing for these projects.

(5)	Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.
(6)	Amounts shown are the contractual distribution center services agreements for Mexico City. The minimum payment includes only the fixed portion of each contract.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, income taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company's financial condition and results of operations.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2009, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2009 of approximately $32.4 million and $3.7 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of November 30, 2009, the Company has classified uncertain income tax positions as $3.6 million in long-term income taxes payable and approximately $18,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make cash payment in the following 12 months.  As of November 30, 2009, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

Goodwill: The Company annually tests goodwill for impairment based on a comparison of fair values to the carrying values of its reporting units (subsidiaries). The determination of fair value for a reporting unit involves the use of assumptions and estimates such as the future performance of the operations of the reporting unit and discount rates used to determine the current value of expected future cash flows of the reporting unit. Any change in these assumptions and estimates, and other factors such as inflation rates, competition and general economic conditions, could cause the calculated fair value of the operating unit to decrease significantly.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. The Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing bulk packaging of consumable merchandise. The Company has not recorded any significant impairment charges during the first quarter of fiscal year 2010.

Stock-Based Compensation: The Company records employee stock-based compensation by selecting a valuation technique or option-pricing model that meets U.S. GAAP criteria, which includes a binomial model and the Black-Scholes model. Valuation techniques used for employee share options and similar instruments estimate the fair value of those instruments at a single point in time (for example, at the grant date). The assumptions used in a fair value measurement are based on expectations at the time the measurement is made, and those expectations reflect the information that is available at the time of measurement. The fair value of those instruments will change over time as factors used in estimating their fair value subsequently change, for instance, as share prices fluctuate, risk-free interest rates change, dividend streams are modified or forfeiture rates change.  Changes in the fair value of those instruments are a normal economic process to which any valuable resource is subject and do not indicate that the expectations on which previous fair value measurements were based were incorrect. The fair value of those instruments at a single point in time is not a forecast of what the estimated fair value of those instruments may be in the future. At the present time, the Company uses the Black-Scholes model. A change in the model used or in the assumptions used in the Black-Scholes model could impact the expenses the Company would record.

Warehouse Closure Costs: The Company provides estimates for warehouse club closing costs when it is appropriate to do so based on the applicable accounting principles. The Company, when appropriate, establishes lease obligation liabilities for closed leased warehouse clubs. The lease obligations are based on the present value of the rent liabilities, reduced by the estimated income from the subleasing of these properties. The Company, when appropriate, evaluates the adequacy of its closed warehouse club lease obligations based upon the status of existing or potential subleasing activity and makes appropriate adjustments to the lease obligations as a result of these evaluations. In the first three months of fiscal year 2010, the Company did not record any closure costs. In the first three months of fiscal year 2009, after evaluation of the Guatemala Plaza closed location the Company recorded additional closure costs of approximately $201,000 for additional lease obligations as a result of a rental increase.

Recent Accounting Pronouncements –

FASB ASC 105

In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC” or the “Codification”). The Codification supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included within the Codification will be considered non-authoritative. The Company adopted the Codification effective September 1, 2009. The adoption of the Codification did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In June 2009, the FASB issued guidance that amends and replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins on September 1, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

FASB ASC 855

In May 2009, the FASB issued guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance as of August 31, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 820

In April 2009, FASB amended guidance on determining the fair value of assets and liabilities when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. In addition, the FASB set the effective date of guidance for FASB ASC 820 for the recognition and presentation of other than temporary impairments and interim disclosure about fair value of financial instruments. The Company adopted the guidance in the fourth quarter of fiscal year 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition and results of operations.

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning June 30, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 323

In October 2008, the FASB amended guidance on Equity Method Investment Accounting Considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions were the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009. Because this guidance relates specifically to transactions for which the Company accounted for the transactions as required by the guidance or for transactions that were not applicable to the Company, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common shareholders.  The terms of the Company’s restricted stock awards and restrictive stock units provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented.

FASB ASC 815

In March 2008, the FASB issued guidance requiring enhanced disclosures regarding derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance beginning December 1, 2008. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 805

In December 2007, the FASB changed the requirements for an acquirer’s recognition and measurement of the assets acquired and liabilities assumed in a business combination, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  The Company adopted this guidance prospectively effective September 1, 2009. The Company has not entered into any business combinations subsequent to adoption.

FASB ASC 810

In December 2007, the FASB amended existing guidance requiring that noncontrolling ("minority") interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary.  The Company adopted these new requirements retrospectively to prior periods at the beginning of its first quarter of fiscal year 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2009, the Company had a total of 26 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 18 of which operate under currencies other than the U.S. dollar. For the first three months fiscal year 2010, approximately 78% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $383,000 and ($541,000) for the first three months of fiscal year 2010 and 2009, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately $152,000 and ($1.5 million) for the first three months of fiscal year 2010 and 2009, respectively.  For the first three months of fiscal years 2010 and 2009, losses on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive loss were approximately ($71,000) net of tax and ($578,000), respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of November 30, 2009:

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

 None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 with the exception of the following.

A few of the Company's stockholders own nearly 40% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board and Chief Executive Officer, and affiliates of  Mr. Price and his late father Sol Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 39.8% of the Company’s outstanding shares of common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2009 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the first quarter of fiscal year 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Twenty Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.2*	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.3	Loan Agreement between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.4	Line of Credit Agreement between PriceSmart and Bacbamer dated October 14, 2009.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: January 8, 2010	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and
Chief Executive Officer

Date: January 8, 2010	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)