Form 10-Q
period 2010-02-28
PRICESMART INC
filed 2010-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
The registrant had 29,751,377 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2010.

PRICESMART, INC.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2010, the consolidated balance sheet as of August 31, 2009, the unaudited consolidated statements of income for the three and six month periods ended February 28, 2010 and 2009, the unaudited consolidated statements of equity for the six months ended February 28, 2010 and 2009, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2010 and 2009, are included elsewhere herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
	N
	February 28, 2010 (Unaudited)	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$63,047	$44,193
Short-term restricted cash	—	10
Receivables, net of allowance for doubtful accounts of $8 and $10 as of February 28, 2010 and August 31, 2009, respectively	2,454	2,187
Merchandise inventories	124,077	115,841
Deferred tax assets – current	2,800	2,618
Prepaid expenses and other current assets	15,982	19,033
Assets of discontinued operations	820	900
Total current assets	209,180	184,782
Long-term restricted cash	823	732
Property and equipment, net	251,398	231,798
Goodwill	37,455	37,538
Deferred tax assets – long term	19,168	20,938
Other assets	3,982	3,927
Investment in unconsolidated affiliates	8,097	7,658
Total Assets	$530,103	$487,373
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4,344	$2,303
Accounts payable	113,097	101,412
Accrued salaries and benefits	7,878	8,831
Deferred membership income	9,490	8,340
Income taxes payable	5,785	5,942
Other accrued expenses	8,718	10,022
Dividends payable	7,429	—
Long-term debt, current portion	6,002	4,590
Deferred tax liability – current	200	189
Liabilities of discontinued operations	109	299
Total current liabilities	163,052	141,928
Deferred tax liability – long-term	1,091	1,026
Long-term portion of deferred rent	2,902	2,673
Long-term income taxes payable, net of current portion	3,545	3,458
Long-term debt, net of current portion	47,127	37,120
Total liabilities	217,717	186,205
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,463,930 and 30,337,109 shares issued and 29,741,523 and 29,681,031 shares outstanding (net of treasury shares) as of February 28, 2010 and August 31, 2009, respectively.	3	3
Additional paid-in capital	380,147	377,210
Tax benefit from stock-based compensation	4,724	4,547
Accumulated other comprehensive loss	(17,108)	(17,230)
Accumulated deficit	(40,786)	(49,998)
Less: treasury stock at cost; 722,407 and 656,078 shares as of February 28, 2010 and August 31, 2009, respectively.	(15,460)	(14,134)
Total PriceSmart stockholders’ equity	311,520	300,398
Noncontrolling interest	866	770
Total equity	312,386	301,168
Total Liabilities and Equity	$530,103	$487,373

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Revenues:
Net warehouse club sales	$358,893	$328,240	$667,545	$626,758
Export sales	1,006	905	1,593	1,742
Membership income	4,827	4,425	9,476	8,749
Other income	1,396	1,223	2,926	2,753
Total revenues	366,122	334,793	681,540	640,002
Operating expenses:
Cost of goods sold:
Net warehouse club	304,867	279,993	566,584	534,419
Export	935	861	1,489	1,661
Selling, general and administrative:
Warehouse club operations	31,041	28,544	60,274	55,829
General and administrative	8,667	7,812	16,235	15,352
Pre-opening expenses	175	99	286	99
Asset impairment and closure costs	—	16	—	264
Total operating expenses	345,685	317,325	644,868	607,624
Operating income	20,437	17,468	36,672	32,378
Other income (expense):
Interest income	122	115	338	241
Interest expense	(634)	(609)	(1,264)	(1,190)
Other expense, net	(10)	(42)	(7)	(62)
Total other expense	(522)	(536)	(933)	(1,011)
Income from continuing operations before provision for income taxes, and loss of unconsolidated affiliates	19,915	16,932	35,739	31,367
Provision for income taxes	(6,190)	(4,090)	(11,592)	(7,737)
Loss of unconsolidated affiliates	(3)	(7)	(5)	(12)
Income from continuing operations	13,722	12,835	24,142	23,618
Income (loss) from discontinued operations, net of tax	35	(63)	44	(81)
Net income	13,757	12,772	24,186	23,537
Net loss attributable to noncontrolling interest	(60)	(85)	(112)	(150)
Net income attributable to PriceSmart	$13,697	$12,687	$24,074	$23,387

Net income attributable to PriceSmart:
Income from continuing operations	13,662	12,750	24,030	23,468
Income (loss) from discontinued operations, net of tax	35	(63)	44	(81)
	$13,697	$12,687	$24,074	$23,387
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.46	$0.43	$0.81	$0.80
Basic net income per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.46	$0.43	$0.81	$0.80

Diluted net income per share from continuing operations	$0.46	$0.43	$0.81	$0.79
Diluted net income per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.46	$0.43	$0.81	$0.79
Shares used in per share computations:
Basic	29,222	28,916	29,163	28,888
Diluted	29,250	29,179	29,206	29,145
Dividends per share	$0.50	$0.50	$0.50	$0.50
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated				Total
				Stock-	Other				PriceSmart
			Additional	based	Compre-	Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holders'	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986
Purchase of treasury stock	—	—	—	—	—	—	66	(1,075)	(1,075)	—	(1,075)
Issuance of restricted stock awards	54	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(17)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	11	—	75	—	—	—	—	—	75	—	75
Stock-based compensation	—	—	1,692	(143)	—	—	—	—	1,549	—	1,549
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend payable to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)	—	(7,392)
Dividend paid to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)	—	(7,392)
Change in fair value of interest rate swaps	—	—	—	—	(554)	—	—	—	(554)	—	(554)
Net income	—	—	—	—	—	23,387	—	—	23,387	150	23,537
Translation adjustment	—	—	—	—	(2,645)	—	—	—	(2,645)	6	(2,639)
Comprehensive income									20,188	156	20,344
Balance at February 28, 2009	30,244	$3	$375,120	$4,420	$(16,096)	$(68,907)	653	$(14,081)	$280,459	$636	$281,095

Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	66	(1,326)	(1,326)	—	(1,326)
Issuance of restricted stock awards	15	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	115	—	701	—	—	—	—	—	701	—	701
Stock-based compensation	—	—	1,840	177	—	—	—	—	2,017	—	2,017
Dividend payable to stockholders	—	—	—	—	—	(7,429)	—	—	(7,429)	—	(7,429)
Dividend paid to stockholders	—	—	—	—	—	(7,433)	—	—	(7,433)	—	(7,433)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(44)	—	—	—	(44)	—	(44)
Net income	—	—	—	—	—	24,074	—	—	24,074	112	24,186
Translation adjustment	—	—	—	—	166	—	—	—	166	(16)	150
Comprehensive income									24,196	96	24,292
Balance at February 28, 2010	30,464	$3	$380,147	$4,724	$(17,108)	$(40,786)	722	$(15,460)	$311,520	$866	$312,386
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Six Months Ended
	February 28, 2010	February 28, 2009
Operating Activities:
Net income	$24,186	$23,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	6,459
Allowance for doubtful accounts	(2)	(5)
Asset impairment and closure costs	—	125
Loss on sale of property and equipment	17	42
Deferred income taxes	1,841	(206)
Discontinued operations	(44)	81
Equity in losses of unconsolidated affiliates	5	12
Excess tax benefit on stock-based compensation	(177)	143
Stock-based compensation	1,840	1,692
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	1,738	(1,787)
Merchandise inventories	(8,236)	(6,859)
Accounts payable	11,685	6,311
Net cash provided by continuing operating activities	40,116	29,545
Net cash provided by discontinued operating activities	314	255
Net cash provided by operating activities	40,430	29,800
Investing Activities:
Additions to property and equipment	(26,644)	(26,441)
Proceeds from disposal of property and equipment	49	31
Purchase of interest in Costa Rica joint ventures	—	(2,635)
Capital contribution to Costa Rica joint ventures	—	(372)
Purchase of interest in Panama joint venture	—	(4,616)
Capital contribution to Panama joint venture	(433)	—
Net cash used in continuing investing activities	(27,028)	(34,033)
Net cash used in discontinued investing activities	—	—
Net cash flows used in investing activities	(27,028)	(34,033)
Financing Activities:
Proceeds from bank borrowings	26,083	22,001
Repayment of bank borrowings	(12,549)	(13,864)
Cash dividend payments	(7,433)	(12,136)
Stockholder contribution	396	—
Additions to restricted cash	—	(9,500)
Excess tax benefit (deficiency) on stock-based compensation	177	(143)
Purchase of treasury stock for PSC settlement	—	(161)
Proceeds from exercise of stock options	701	75
Purchase of treasury shares	(1,326)	(1,075)
Net cash provided by (used in) financing activities	6,049	(14,803)
Effect of exchange rate changes on cash and cash equivalents	(597)	803
Net increase (decrease) in cash and cash equivalents	18,854	(18,233)
Cash and cash equivalents at beginning of period	44,193	48,121
Cash and cash equivalents at end of period	$63,047	$29,888

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2010	February 28, 2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,161	$384
Income taxes	$8,880	$7,387
Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$7,429	$7,392

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2010

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of February 28, 2010, the Company had 26 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama, three each in Guatemala and Trinidad, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns substantially all of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies).  In addition to the warehouse clubs operated directly by the Company (or through a joint venture in the case of Trinidad), there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.  The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2009. The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

In February 2010 the Financial Accounting Standards Board (“FASB”) issued revised guidance establishing general accounting standards and disclosure of subsequent events. The Company, in accordance with this guidance, evaluated subsequent events through the date and time these financial statements were issued.

The Company has utilized net income as the starting point on the consolidated statements of cash flows for the periods presented, in order to reconcile net income to cash flows from operating activities as required by the indirect method.  Prior disclosures reconciled income from continuing operations to cash flows from operating activities.  This change had no effect on cash from operating activities.

    Reclassifications - As a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, as discussed below in Recent Accounting Pronouncements, the Company:

•
Reclassified to noncontrolling interest, a component of total equity, $770,000 at August 31, 2009, which was previously reported as minority interest on the consolidated balance sheet.   A new subtotal, "Total PriceSmart stockholders’ equity", refers to the equity attributable to stockholders of PriceSmart; and

•	Reported as separate captions within the consolidated statements of income: "Net income attributable to noncontrolling interest" and "Net income attributable to PriceSmart."

These reclassifications did not have a material impact on the Company’s previously reported results of operations, financial position or cash flows.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s majority and wholly owned subsidiaries as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

  The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of February 28, 2010:

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated(1)
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(2)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart, Trinidad	Trinidad	95.0%	Consolidated
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(3)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(3)
Newco2	Costa Rica	50.0%	Equity(3)

(1)	For the six month period ended February 28, 2010, this entity had no activity.
(2)	Entity is treated as discontinued operations in the consolidated financial statements.
(3)	Purchases of joint venture interests during the first quarter of fiscal year 2009 recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement or subsequently if a reconsideration event occurs whether any of its investments in joint ventures are a Variable Interest Entity (“VIE”), and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – As of February 28, 2010 the Company had no short-term restricted cash.  Long-term restricted cash represents deposits directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama for approximately $823,000.

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

Property and Equipment – Property and equipment are stated at historical cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of buildings from ten to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company measures fair value for interest rate swaps on a recurring basis.  As of the balance sheet dates, there were no other financial assets for which the Company measures fair value.  As of the balance sheet dates, there were no nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements measured on a recurring basis.  The Company measures at fair value nonfinancial assets and liabilities recognized or disclosed in the consolidated financial statements on a nonrecurring basis, such as goodwill and long-lived assets, that require measurement at fair value after taking into account impairment charges (if any) that are deemed necessary.  Also included as nonfinancial assets and liabilities measured on a nonrecurring basis are those initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps) and pricing of assets in connection with business acquisitions prior to fiscal year 2010.   The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value measurements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote.

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million at February 28, 2010 and August 31, 2009.  Foreign exchange translation gains and losses have largely offset themselves during the six month period ended February 28, 2010. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 12—Interest Rate Swaps.)

Components of Equity Attributable to PriceSmart and Noncontrolling Interests – The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The accumulated other comprehensive loss consists of foreign currency translation adjustments.

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of tax basis.  The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as "Other accrued expenses" in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance.  The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Revenues-Other Income”  on the consolidated statements of income. Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Closure Costs – The Company records the costs of closing warehouse clubs as follows:  severance costs that are determined to be an arrangement for one-time employee termination benefits are accrued at the date the plan of termination has received management authority and approval, the plan identifies the number of employees, job classification, functions, locations and expected completion dates, the plan establishes the terms of the severance, and management has deemed it unlikely that significant changes to the plan will be made.  In addition the plan must have been communicated to employees (referred to as the communication date).  Lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair market value of rental income that is expected to be received for these properties from third parties. Gain or loss on the sale of property, buildings and equipment is recognized based on the cash or net present value of future cash to be received as compensation upon consummation of the sale. All other costs are expensed as incurred.

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of costs of goods sold in the consolidated statements of income, for the first six months of fiscal years 2010 and 2009 were approximately $770,000 and ($1.3) million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation – Compensation related to stock options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to stock awards is based on the fair market value at the time of grant with the application of an estimated forfeiture rate, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. Upon vesting, the Company records compensation expense for the previously estimated forfeiture on stock awards no longer under risk of forfeiture. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense for stock-based compensation, based on the Tax Law Ordering method.  In addition, the Company reflects the tax saving resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

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

As of February 28, 2010 and August 31, 2009, the Company had $13.6 million and $13.9 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.1 million and $2.0 million, respectively, represent the amount of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of February 28, 2010 and August 31, 2009, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the three and six months ended February 28, 2010, the Company reduced the long-term income tax payable and recorded a reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $157,000 and $206,000, respectively. The lapse of statutes of limitations in the twelve-month period ending February 28, 2011 would result in a reduction to long-term income taxes payable totaling $1.2 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the long-term income tax payable caption on the consolidated balance sheets. As of February 28, 2010 and August 31, 2009, the Company had accrued $1.5 million and $1.4 million, respectively, for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax expense for the first six months of fiscal year 2010 was $11.6 million on pre-tax income of $35.7 million, as compared to $7.7 million of tax expense on pre-tax income of $31.4 million for the first six months of fiscal year 2009. The effective tax rate for the first six months of fiscal year 2010 is 32.4% as compared to 24.7% for the first six months of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company reversed approximately $206,000 of  previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first six months of fiscal year 2010, as compared to  a reversal of approximately $2.0 million in the first six months of fiscal year 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 1998, 2000 through 2001, and 2005 through 2009
California (U.S.)	2000 through 2001 and 2005 to the present
Florida(U.S.)	2000 through 2001 and 2005 to the present
Aruba	2002 to the present
Barbados	2001 to the present
Costa Rica	2007 to the present
Dominican Republic	2006 to the present
El Salvador	2006 to the present
Guatemala	2005 to the present
Honduras	2005 to the present
Jamaica	2003 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2007 to the present
Trinidad	2003 to the present
U.S. Virgin Islands	2001 to the present

Recent Accounting Pronouncements –

FASB ASC 855

In February 2010, the FASB amended its guidance removing the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon issuance date of February 24, 2010.  The Company adopted this amendment as of February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 820

In January 2010, the FASB amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. The Company adopted this guidance beginning with the interim reporting period ended February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 810

In December 2009, the FASB amended guidance and changes on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the Company’s ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

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

FASB ASC 810

In June 2009, the FASB issued guidance that amends and replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins on September 1, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

FASB ASC 855

In May 2009, the FASB issued guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance as of August 31, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning September 1, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented (see Note 5 - Earnings Per Share).

FASB ASC 815

In March 2008, the FASB issued guidance requiring enhanced disclosures regarding derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance beginning December 1, 2008. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

FASB ASC 810

In December 2007, the FASB amended existing guidance requiring that noncontrolling interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary.  The Company adopted these new requirements retrospectively to prior periods at the beginning of its first quarter of fiscal year 2010.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	February 28, 2010	August 31, 2009
Cash and cash equivalents	$41	$28
Accounts receivable, net	234	223
Prepaid expenses and other current assets	40	46
Other assets	505	603
Assets of discontinued operations	$820	$900
Other accrued expenses	$109	$299
Liabilities of discontinued operations	$109	$299

The Company’s former Guam operation has a deferred tax asset of $2.6 million, primarily generated from Net Operating Losses (“NOLs”). This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use due to the Company’s Section 382 change of ownership in October 2004.

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	35	(63)	44	(81)
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$35	$(63)	$44	$(81)

The income (loss) from discontinued operations, net of tax for the six months ended February 28, 2010 and 2009 of approximately $44,000 and $(81,000), respectively, is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	February 28, 2010	August 31, 2009
Land	$81,284	$74,506
Building and improvements	142,032	139,639
Fixtures and equipment	86,654	80,680
Construction in progress	27,986	16,253
Total property and equipment, recorded at historical cost	337,956	311,078
Less: accumulated depreciation	(86,558)	(79,280)
Property and equipment, net	$251,398	$231,798

On December 22, 2009, PriceSmart acquired approximately 30,000 square meters of real estate in Northwest Santo Domingo, Dominican Republic, for approximately $6.7 million upon which the Company will construct a new warehouse club, ("Arroyo Hondo").  This club is expected to open in the fall of 2010 and will be PriceSmart’s third in the country.

Building and improvements includes net capitalized interest of approximately $1.4 million as of February 28, 2010 and August 31, 2009. Construction in progress includes capitalized interest of $1.4 million and $595,000 as of  February 28, 2010 and August 31, 2009, respectively.   For the six month period ended February 28, 2010 and the twelve month period ended August 31, 2009, the Company recorded approximately $275,000 and $2.9 million, respectively, in translation adjustments that reduced the carrying value of the total property and equipment.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within these two segments for the six months ended February 28, 2010 were approximately $5.9 million and $7.0 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $3.4 million, $2.9 million and $115,000, respectively, in these segments for the six months ended February 28, 2010.  The Company acquired approximately $686,000 of software and computer hardware during the six months ended February 28, 2010.

During the first six months of fiscal year 2009, the Company continued with the expansion of existing warehouse clubs, warehouse distribution center expansion and the development of the land sites acquired for the opening of warehouse club sites in Panama and Costa Rica.  Construction in progress and fixtures and equipment increased during the first six months of fiscal year 2009 due to these activities.  The Company used $5.8 million for construction in progress and acquisition of fixtures and equipment for the Alajuela, Costa Rica warehouse club, $904,000 for construction in progress and acquisition of fixtures and equipment for the Panama City, Panama warehouse club and $732,000 for construction in progress for the San Fernando, Trinidad warehouse club.  The Company utilized approximately $3.1 million for expansion of its distribution center in Miami, the expansion of the Nicaragua warehouse club and the expansion of the warehouse club in Aruba. The Company utilized approximately $1.3 million for acquisition of fixtures and equipment in Trinidad and $3.3 million for the acquisition of fixtures and equipment and leasehold improvements in its other warehouse club locations.

On September 24, 2008, PriceSmart acquired 13,162 square meters of real estate in Panama City, Panama, upon which the Company plans to construct and relocate an existing PriceSmart warehouse club.  Typically, PriceSmart land requirements are approximately 20,000 square meters; however, the new Panama City location will be constructed on two levels, with parking at grade level and the building on the second level.  The existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos Club) will be relocated to this new site, and the Company will thereby continue to operate four warehouse clubs in Panama. It is currently anticipated that the new PriceSmart warehouse club will open in April 2010.  Additionally, on September 29, 2008 PriceSmart acquired 21,576 square meters of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company constructed a new PriceSmart warehouse club, which is the Company’s fifth in Costa Rica. The new PriceSmart warehouse club opened in April of fiscal year 2009. In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it will construct a new warehouse club which will bring the number of warehouse clubs in that country to four.  It is currently anticipated that the new PriceSmart warehouse club will open in April 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These acquisitions were recorded as property within the following countries (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

Depreciation expense for the first six months of fiscal years 2010 and 2009 was approximately $7.3 million and $6.5 million, respectively.

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

Effective September 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”). This guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the three and six months ended February 28, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Net income from continuing operations attributable to PriceSmart	$13,662	$12,750	$24,030	$23,468
Less: Earnings and dividends allocated to unvested stockholders	(200)	(276)	(380)	(485)
Dividend distribution to common stockholders	(14,649)	(14,495)	(14,649)	(14,495)
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	(1,187)	(2,021)	9,001	8,488
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	14,649	14,495	14,649	14,496
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$13,462	$12,474	$23,650	$22,984
Net earnings (loss) available to common stockholders from discontinued operations	$35	$(63)	$44	$(81)

Basic weighted average shares outstanding	29,222	28,916	29,163	28,888
Add dilutive effect of stock options (two-class method)	28	108	43	106
Diluted average shares outstanding	29,250	29,024	29,206	28,994

Basic income per share from continuing operations attributable to PriceSmart	$0.46	$0.43	$0.81	$0.80
Diluted income per share from continuing operations attributable to PriceSmart	$0.46	$0.43	$0.81	$0.79
Basic income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  This method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $0.46 and $0.82 for the three and six month periods ended February 28, 2010 and $0.43 and $0.80 for the three and six month periods ended February 28, 2009.

NOTE 6 – EQUITY

Dividends

On January 27, 2010, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 26, 2010 to stockholders of record as of the close of business on February 15, 2010 and $0.25 per share is payable on August 31, 2010 to stockholders of record as of the close of business on August 13, 2010.

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

Stockholder Contribution

 In December 2009, Robert E. Price, the Company’s Chairman of the Board and Principal Executive Officer, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.6 million and $16.8 million and unrealized losses on interest rate swaps (net of tax) of approximately $511,000 and $464,000 as of February 28, 2010 and August 31, 2009, respectively.  The favorable translation adjustments during the six months ended February 28, 2010 of approximately $200,000 were primarily due to a weaker U.S. dollar. The unfavorable translation adjustments of approximately $3.9 million during the twelve months ended August 31, 2009 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of February 28, 2010 and August 31, 2009, retained earnings include legal reserves of approximately $2.8 million and $2.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

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

As of February 28, 2010, 628,772 shares were available for future grants.

The following table summarizes the components of the stock-based compensation expense for the three and six month periods ended February 28, 2010 and 2009 (in thousands), which are included in general and administrative expenses and warehouse club operations expenses in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Options granted to employees and directors	$4	$13	$15	$40
Restricted stock awards	1,050	906	1,793	1,652
Restricted stock units	16	—	32	—
Stock-based compensation expense	$1,070	$919	$1,840	$1,692

The following table summarizes stock options outstanding as of February 28, 2010, as well as the activity during the period then ended:
	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2009	179,998	$10.02
Granted	6,000	20.01
Exercised	(115,295)	6.25
Forfeited or expired	(9,000)	32.29
Shares subject to outstanding options at February 28, 2010	61,703	$14.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2010 and 2009:

	Six Months Ended
	February 28, 2010	February 29, 2009
Risk free interest rate	2.71%	2.02%
Expected life	5 years	5 years
Expected volatility	53.25%	53.55%
Expected divided yield	2.5%	1.8%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and options exercisable as of February 28, 2010:

Range of Exercise Prices	Outstanding as of February 28, 2010	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of February 28, 2010	Weighted-Average Exercise Price on Options Exercisable as of February 28, 2010
$6.13 – $9.00	29,703	0.6	$6.70	28,903	$6.66
9.01 – 21.00	18,000	4.4	17.47	5,200	16.14
21.01 – 35.06	14,000	2.4	28.50	9,800	30.59
$6.13 – $35.06	61,703	2.1	$14.79	43,903	$13.12

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at February 28, 2010 was approximately $393,000 and 1.1 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at February 28, 2010 was approximately $426,000 and 2.1 years, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the six months ended February 28, 2010 and 2009 are summarized in the following table (in thousands):

	Six Months Ended February 28,
	2010	2009
Proceeds from stock options exercised	$701	75
Intrinsic value of stock options exercised	$1,542	124

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock awards and units (“Grants”) activity for the six months ended February 28, 2010 and 2009 was as follows:

	Six Months Ended February 28,
	2010	2009
Grants outstanding at beginning of period	618,250	748,860
Granted	14,800	53,855
Cancelled	(3,274)	(16,757)
Vested	(187,307)	(187,374)
Grants outstanding at end of period	442,469	598,584

The weighted average grant date fair value of restricted stock grants during the six months ended February 28, 2010 and 2009 was $18.74 and $16.34, respectively. The total fair value of restricted stock grants vested during the six months ended February 28, 2010 and 2009 was $3.7 million and $3.1 million, respectively.

The remaining unrecognized compensation cost related to unvested options, restricted stock awards and restricted stock units at February 28, 2010 and 2009 was approximately $6.4 million and $9.0 million, respectively, and the weighted-average period of time over which this cost will be recognized is 2.8 years and 3.5 years, respectively.  The excess tax benefit (deficiency) on stock-based compensation related to options, restricted stock awards and restricted stock units for the six months ended February 28, 2010 and 2009 was approximately $177,000 and $(143,000), respectively.

During the six months ended February 28, 2010 and 2009, the Company repurchased 66,329 and 65,945 shares, respectively, of common stock from employees for approximately $1.3 million and $1.1 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants. The Company expects to continue this practice going forward.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the East Side Santo Domingo, Dominican Republic and Guatemala Plaza, Guatemala. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.  In fiscal year 2007, the Company sold the East Side Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. The Company finalized an agreement on June 3, 2009 to transfer all rights and obligations as landlord for the property where the former Guatemala Plaza warehouse club was located.  The lease liability as of May 31, 2009 was approximately $3.8 million. Cash paid for lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000. The Company also recorded during fiscal year 2009 approximately $144,000 in interest income and the receipt of payment on the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The total gain on closure costs recorded in fiscal year 2009 for the two closed warehouse clubs was $418,000. With the transfer of the sublease and the payment of the note receivable, the Company will not record any closure costs related to these two closed locations in fiscal year 2010.  Accordingly, the Company recorded no closure cost during the three and six months ended February 28, 2010. The Company recorded approximately $16,000 and $269,000 in closure costs during the three and six month period ended February 28, 2009, respectively. These were related to the Guatemala Plaza lease and other costs associated with the closure of the Guatemala and Dominican Republic club warehouse locations.  The Company did not record any impairment charges for the three month period ended February 28, 2009. For the first six months of fiscal year 2009, the Company recorded a gain of approximately $5,000 due to the sale of previously impaired bulk packaging equipment. The Company did not record any impairment charges during the first six months of fiscal year 2010.

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2011 and July 5, 2031.

As of February 28, 2010, the Company’s warehouse clubs occupied a total of approximately 1,672,370 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1) The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for the three and six months ended February 28, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009
Minimum rental payments	$1,703	$1,621	$3,398	$3,253
Deferred rent accruals	108	131	219	263
Total straight line rent expense	1,811	1,752	3,617	3,516
Contingent rental payments	407	362	762	691
Rental expense	$2,218	$2,114	$4,379	$4,207

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended February 28,	Open Locations (1)
2011	$6,600
2012	5,440
2013	5,621
2014	5,682
2015	5,730
Thereafter	48,125
Total (2)	$77,198

(1)	Operating lease obligations have been reduced by approximately $597,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $1.3 million; however, sublease income for this location is projected to be approximately $1.8 million, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for the first three and six months of fiscal years 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2010
Minimum rental payments	$593	$541	$1,184	$1,157
Deferred rent income	14	19	30	315	(1)
Total straight line rent income	607	560	1,214	1,472
Contingent rental income	17	—	41	—
Total rental income	$624	$560	$1,255	$1,472

(1)	The Company recorded deferred rental income of $279,000 in the first quarter of fiscal year 2009 based on a revised calculation that did not affect subsequent quarters.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases from owned property as of February 28, 2010 (in thousands):

Periods ended February 28,	Amount
2011	$1,899
2012	1,353
2013	1,053
2014	988
2015	994
Thereafter	6,375
Total	$12,662

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  The Company believes it has accrued for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2010 and 2009, the Company had recorded within other accrued expenses a total of $1.8 million and $2.1 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of probable additional income tax liability in accounting for uncertain tax positions and in evaluating the probable additional tax associated with various non-income tax filing positions.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its recorded liabilities.  As additional information becomes available, the Company assesses the potential liability and revises its estimates as appropriate.  While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.

See Note 14 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contracts for these distribution center services expire on December 31, 2011.  Future minimum service commitments related to these contracts for the periods less than one year and for one to three years are approximately $125,000 and $103,000, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 28, 2010 and August 31, 2009 the Company had bank credit agreements and lines of credit for $27.9 million and $24.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage in the borrowing subsidiary. Each of the facilities expires during the year and is normally renewed.  As of February 28, 2010 and August 31, 2009 borrowings, lines and letters of credit totaling approximately $4.4 million and $2.5 million, respectively, were outstanding under these facilities, leaving approximately $23.5 million and $22.4 million, respectively, available for borrowings. Of these outstanding amounts as of February 28, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $4.3 million and $2.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 10.1% and 10.0%, respectively.

Long-term debt consists of the following (in thousands):

	February 28,	August 31,
	2010	2009
Note due July 2017, 9.0% fixed rate	$6,217	$6,552
Note due November 2017, (six-month LIBOR + 1.5%) 2.03% current Rate(1)	3,600	3,825
Note due November 2017, (BB Prime rate – 2%) 7.85% current rate (1)	3,556	3,780
Note due September 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1) (2)	7,667	—
Note due August 2018, (1 year LIBOR + 2.75%) 7.05% current rate(1)	7,650	8,100
Note due February 2016, 6.7% fixed rate	8,550	9,025
Note due August 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1) (2)	9,500	10,000
Note due January 2015, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate (1) (2)	5,950	—
Note due September 2011	439	428
Total long-term debt	53,129	41,710
Less: current portion	6,002	4,590
Long-term debt, net of current portion	$47,127	$37,120

(1)
Under the terms of these agreements, the subsidiaries that received these loans must comply with certain financial covenants, which include debt service and leverage ratios. As of February 28, 2010 and August 31, 2009, these subsidiaries are in compliance with the covenants.

(2)	Loan contains a balloon payment due at the end of the loan.

The Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $79.4 million and $61.0 million as of February 28, 2010, and August 31, 2009, respectively.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD ("RBTT") for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan entered into in fiscal year 2008. The loan has a variable interest rate of one year LIBOR plus a margin of 2.75%. Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013). The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap. The LIBOR reset dates for the loan and the notional amount on the interest rate swap are effective annually on August 26. As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus a margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

In the second quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in U.S. dollars in fiscal year 2008. The loan has a variable interest rate of six-month LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until November 14, 2012). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the loan and the notional amount on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus a margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap is paid to or received from Citibank N.A. semi-annually.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For the six months ended February 28, 2010 and 2009, the Company included the loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended February 28, 2010	$117	$68	$184
Interest expense for the three months ended February 28, 2009	$172	$34	$206
Interest expense for the six months ended February 28, 2010	$230	$148	$378
Interest expense for the six months ended February 28, 2009	$353	$60	$413

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of February 28, 2010	Notional Amount as of August 31, 2009
RBTT	$7,650	$8,100
Citibank N.A.	$3,600	$3,825
Total	$11,250	$11,925

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	February 28, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$677	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments (2)		$677		$625

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $511,000 and $464,000, net of tax, as of February 28, 2010, and August 31, 2009, respectively.

(2)	All derivatives were designated as hedging instruments.

For the respective periods there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges.

NOTE 13 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold.  On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares with 6,454 shares remaining to be purchased.  The Company recorded the purchase of the 58,285 shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million for the purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008 (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

  No additional cash or non-cash expenditures were incurred during fiscal year 2009 or subsequent to fiscal year 2009 relating to the PSC settlement.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – UNCONSOLIDATED AFFILIATES

The Company reviews and determines whether any of the joint ventures in which it has made investments are aVariable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the initial nature of the entities (GolfPark Plaza, Price Plaza Alajuela and Newco2) and the continued comittments for additional financing the Company has determined that these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method and accordingly has not consolidated these VIE entities.

 Under the equity method the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 38,331 square meters of real estate for the construction of a retail center. As of August 31, 2009, the Company made additional capital contributions of approximately $50,000.  During the three and six months ended February 28, 2010, the Company made additional capital contributions of $333,000 and $433,000, respectively. As of February 28, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $2.0 million and $2.3 million, respectively. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 21,576 square meters of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2009, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during the three and six months ended February 28, 2010. As of February 28, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $1.6 million. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture.  Also, on September 29, 2008, 4,996 square meters of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of February 28, 2010 and August 31, 2009 was approximately $439,000 and $428,000, respectively.  The Company has reflected this amount as long-term debt within its consolidated balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of February 28, 2010, there are no commitments to make additional capital contributions to this joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28,	August 31,
	2010	2009
Current assets	$638	$22
Noncurrent assets	6,505	6,252	(1)
Current liabilities	35	41
Noncurrent liabilities	$—	$—

(1)
Noncurrent assets for the period ended August 31, 2009 have been restated.  The amount previously reported was $10.9 million.  The change was a result of the joint venture, Golf Park Plaza, correcting it's application of the International Financial Reporting Standards ("IFRS") valuation of property, plant and equipment.  This change did not have an impact on the Company's previously reported results of operations, financial position or cash flow prepared in accordance with U.S. GAAP.

	Three Months Ended		Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net loss	$(6)	$(14)	$(10)	$(24)

  The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of February 28, 2010.  (In thousands).

Entity	Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity
GolfPark Plaza, S.A.	$5,095	$7,095
Price Plaza Alajuela, S.A.	2,593	4,193
Newco2	409	475	(1)
Total	$8,097	$11,763

(1)	The amount includes the imputed interest on the loan from Prico.

The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – RELATED-PARTY TRANSACTIONS

Use of Private Plane: On February 23, 2007 the Company entered into an agreement with PFD Ivanhoe, Inc. to purchase its 6.25% undivided interest in a Citation XLS Aircraft for approximately $658,000. This entitles the Company to 50 hours of flight time per year.  Additionally, from time to time members of the Company’s management use additional private planes owned in part by PFD Ivanhoe or La Jolla Aviation, Inc. to travel to business meetings in Central America and the Caribbean. The officers of PFD Ivanhoe, Inc. included Sol Price, Robert Price and Jack McGrory, and it was solely owned by The Price Group, whose members included Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. PFD Ivanhoe, Inc. ceased doing business in June 2009 and subsequently was dissolved. La Jolla Aviation, Inc. began operations in July 2009. La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for a portion of the fixed management fee and additional expenses that PFD Ivanhoe incurred, and that La Jolla Aviation will incur, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $11,000 for the six months ended February 28, 2009 for these services.  The Company did not incur any expenses for the six months ended February 28, 2010 for these services.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 13 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008, fiscal year 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first six months of fiscal years 2010 and 2009.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $26,000 and $6,000 in legal expenses with this firm during the first six months of fiscal years 2010 and 2009, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $644,000 and $574,000 in rental income for this space during the first six months of fiscal years ended 2010 and 2009, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $123,000 and $145,000 for products purchased from this entity during the first six months of fiscal years 2010 and 2009, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $806,000 and $2.0 million for the first six months of fiscal years 2010 and 2009, respectively.  On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the disputes that had been pending between the Company and the PSC Parties (see Note 13 – PSC Settlement).

Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of November 30, 2009.  Gonzalo Barrutieta, who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $120,000 and $121,000 in rental income and common area maintenance charges for this space during the first six months of fiscal years 2010 and 2009, respectively.

Relationships with Price Charities: During the first six months of fiscal years 2010 and 2009, the Company sold approximately $49,000 and $35,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price. The Company also participates in a donation program with Price Charities allowing its members to donate money at the sales register to “Aprender y Crecer” ("Learn and Grow").  The Company remits these collections on a quarterly basis to Price Charities. As of February 28, 2010 the liability was approximately $23,000.  The Company did not have a liability to Price Charities as of August 31, 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

NOTE 16 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping warehouse clubs that operate in 12 countries/territories that are located in Central America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by geographic location, used by management in making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Central America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.  The Company has expanded its presentation to include intersegment revenue, intersegment interest income and intersegment interest expense for the periods presented.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Central American Operations	Caribbean Operations	Reconciling Items(1)	Total
Six Month Period Ended February 28, 2010
Revenues from external customers	$1,623	$414,625	$265,292	$—	$681,540
Intersegment revenues	237,668	—	1,856	(239,524)	—
Depreciation and amortization	(504)	(3,968)	(2,791)	—	(7,263)
Asset impairment and closure (costs) gains	—	—	—	—	—
Operating income	12,496	16,738	7,438	—	36,672
Interest income from external sources	124	128	86	—	338
Interest income from intersegment sources	1,704	409	—	(2,113)	—
Interest expense from external sources	(48)	(926)	(290)	—	(1,264)
Interest expense from intersegment sources	(34)	(991)	(1,088)	2,113	—
Income from continuing operations before taxes	14,248	15,350	6,023	—	35,621
Provision for income taxes	(2,815)	(6,297)	(2,480)	—	(11,592)
Net income(2)	11,478	9,053	3,543	—	24,074
Assets of discontinued operations	820	—	—	—	820
Long-lived assets (other than deferred tax assets)	26,416	167,204	108,135	—	301,755
Goodwill	—	32,329	5,126	—	37,455
Identifiable assets	54,936	299,177	175,990	—	530,103

Six Month Period Ended February 28, 2009
Revenues from external customers	$1,775	$375,044	$263,183	$—	$640,002
Intersegment revenues	218,080	—	1,647	(219,727)	—
Depreciation and amortization	(435)	(3,604)	(2,420)	—	(6,459)
Asset impairment and closure (costs) gains	—	(316)	52	—	(264)
Operating income	2,078	17,383	12,917	—	32,378
Interest income from external sources	123	92	26	—	241
Interest income from intersegment sources	1,975	408	—	(2,383)	—
Interest expense from external sources	(5)	(482)	(703)	—	(1,190)
Interest expense from intersegment sources	(59)	(1,480)	(844)	2,383	—
Income from continuing operations before taxes	4,113	15,890	11,201	—	31,204
Provision for income taxes	(1,131)	(3,460)	(3,146)	—	(7,737)
Net income	2,900	12,431	8,056	—	23,387
Assets of discontinued operations	882	—	—	—	882
Long-lived assets (other than deferred tax assets)	36,176	155,269	76,389	—	267,834
Goodwill	—	32,741	5,161	—	37,902
Identifiable assets	54,111	275,554	145,961	—	475,626

Year Ended August 31, 2009
Revenues from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Asset impairment and closure (costs) gains	(99)	212	136	—	249
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	220	(795)	(1,125)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Income from continuing operations before taxes	7,847	29,938	17,631	—	55,416
Provision for income taxes	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income	5,690	20,879	15,750	—	42,319
Assets of discontinued operations	900	—	—	—	900
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Identifiable assets	43,544	277,481	166,348	—	487,373

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)
The increase in net income for the six months ended February 28, 2010 for the United States Operations segment as compared to net income for the six months ended February 28, 2009 is primarily due to the increase, beginning in fiscal year 2010, of the royalty rates charged by the United States to the Company's foreign subsidiaries with respect to licensing of trademarks and other intellectual property rights.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2010 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

On March 16, 2010, the Company’s Honduras subsidiary entered into a loan agreement based in Lempiras, with a variable interest rate of 11.25%, to be periodically reviewed and re-set with a 30 day notice of change in the rate, with Banco Del Pais, S.A. for the equivalent amount of $6.0 million, to be paid over five years.  Early payment of the loan is permitted.  On March 16, 2010, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial rate of 3.875%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan obtained on March 16, 2010, for the period of time that the loan agreement is open.  The Company entered into this loan and certificate of deposit agreement consistent with its strategy to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks where it is economical to do so and where risk of devaluation or the level of U.S. dollar denominated liabilities is high.
On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club, ("Brisas").  The Company will continue to operate four warehouse clubs in Panama.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 40% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's SEC reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2009 filed November 9, 2009 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and six month periods ended February 28, 2010 (fiscal year 2010) and February 28, 2009 (fiscal year 2009), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Central America and the Caribbean that sell high quality goods and services to our retail and wholesale members at low prices while providing good wages and benefits to PriceSmart employees and a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, locally sourced and imported products to its small business and consumer members in a warehouse club format providing high value to its members. By focusing on providing high value on quality merchandise in a low-cost operating environment, the Company seeks to grow sales volume and membership, which in turn will allow for further efficiencies and price reductions and ultimately improved value to our members.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 28, 2010 and 2009 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 28, 2010)	Number of Warehouse Clubs in Operation (as of February 28, 2009)	Ownership (as of February 28, 2010)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	4	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	3	3	95%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	26	25

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009.

At the end of February 2010, the total number of warehouse clubs in operation was 26 operating in 11 countries and one U.S. territory, in comparison to 25 warehouse clubs operating in 11 countries and one U.S. territory at the end of February 2009. The average age of the 26 warehouse clubs included in continuing operations was 100 months as of the end of February 2010 and the average age of the 25 warehouse clubs included in continuing operations was 92 months as of  February 28, 2009.

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

General Economic Factors

•
The economic slowdown in the U.S. and other major world economies continues to have a negative effect on the economies of those countries where PriceSmart operates.   Lower expatriate remittances, reduced U.S. demand for exports from Central America (particularly affecting the assembly (“maquila”) export sector in Guatemala, Honduras and the Dominican Republic), and reduced tourism from the U.S. and Europe (particularly affecting Caribbean markets) are all contributing to a generally weak economic environment in many of the Company’s markets. However, the Company is beginning to see signs that consumer spending in our warehouse clubs is improving from what appears to have been a low point in the third calendar quarter of 2009.  These include:

o
Sales of non-consumable merchandise has increased in the most recent fiscal quarter after declining in each of the prior three fiscal quarters when compared to the same quarter in the prior fiscal year.

o
The decline in the dollar value of the average transaction, which had been 3.2%, 4.8%, and 4.1% in each of the prior three fiscal quarters when compared to the same quarter in the prior fiscal year, was only slightly negative at a decline of 0.6% in the most recent fiscal quarter compared to the same quarter in the last fiscal year.

o
Comparable warehouse club sales percentage growth has been trending upward over the past five months from a negative growth rate of 1.1% in September to a reduced negative growth of 0.3% in October followed by positive comparable warehouse club sales growth of 0.8%, 3.5%, 5.8%, and 7.1% in November, December, January, and February, respectively.

The Company believes that overall consumer spending may have stabilized and may be increasing in some of its markets, most notably Costa Rica and Panama, which would likely have a positive effect on future sales for the Company.

•
Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to our foreign markets.  Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Guatemalan quetzale and the Costa Rican colone recently have appreciated relative to the dollar. We adjust prices on U.S. dollar goods on a periodic basis to maintain our target margins after taking into account changes in exchange rates.  As a result, declines in local currencies relative to the dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 52% of net warehouse sales, the Company’s margins are not affected by changes in exchange rates and therefore the Company does not adjust prices of these products to address changes in exchange rates.  However, in the case of locally acquired merchandise, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.  With respect to the revaluation of liabilities, the Company recognizes the revaluation (either positive or negative) as an element of net warehouse cost of goods sold and indicates the dollar value of that revaluation, net of reserves, in the discussion on warehouse gross margins.  The Company seeks to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks within certain markets where it is economical to do so and where the risk of devaluation or the level of U.S. dollar denominated liabilities is high.  For example, the Company has local currency denominated long term loans in Guatemala and Barbados. As of February 28, 2010, the Company had U.S. dollar denominated liabilities subject to revaluation of $70.3 million.  The Company seeks to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks within certain markets where it is economical to do so and where the risk of devaluation or the level of U.S. dollar denominated liabilities is high.  For example, the Company recently instituted a local currency denominated long term loan in Honduras ($6.0 million, U.S.$ equivalent).  The Company also has local currency denominated long term loans in Guatemala and Barbados.  The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company’s reported sales or financial results.

Current and Future Management Actions

•
To help achieve pricing leadership and maintain a competitive advantage, the Company performs comparison shopping in its markets and where necessary targets a lower mark-up on the cost of certain merchandise which has the effect of lowering prices for that merchandise.

•
The Company’s ongoing focus is to improve the value proposition for its members.  This involves negotiating lower prices with vendors, reducing supply chain costs for the movement of merchandise from the U.S. to its warehouse clubs, and operating the warehouse clubs in an efficient low cost shopping format where pallet-ready merchandise is moved directly from receiving to the sales floor. The strong growth in sales that the Company has experienced over the last three years has improved the Company’s buying power from merchandise suppliers due to the larger purchasing quantities.  Additionally, leveraging of costs through the supply chain results from economies of scale in such things as increased utilization of full container shipments.  These savings, when realized, are passed on to our members through lower merchandise prices which in turn further increases sales volume.  The Company believes that it can continue to realize savings resulting from cost leverage on increased sales volume through its negotiations with suppliers and from operating efficiencies within its distribution centers and warehouse clubs.

•
During the first six months of fiscal year 2010, the Company contracted for the use of a free trade zone distribution center in Miami, Florida. The Company will incur distribution charges on a per unit basis for this distribution center. The Company entered into a new lease amendment for its Miami frozen distribution center on August 31, 2009, providing for an expansion of 5,000 square feet of leased frozen and refrigerated space, which will meet the Company’s projected capacity needs for at least the next year, during which time the Company will evaluate the need to relocate to a larger facility. In August 2009, fiscal year 2009, the Company eliminated the Panama distribution center for which the Company incurred distribution charges on a per unit basis. In fiscal year 2008, the Company signed a lease for a larger dry distribution center in Miami, Florida. These actions have permitted the Company to more efficiently service the PriceSmart warehouse club locations, to reduce transit times for merchandise shipped between the U.S. and its warehouse club locations and to realize per unit cost saving in distribution operating expenses by improving the flow of merchandise through the facility and reducing handling costs.

•
The Company offers a co-branded credit card to PriceSmart members in Central America in cooperation with a bank in the region, Credomatic.  During fiscal year 2009 the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in cooperation with a bank in that region, Scotiabank.  The programs allow for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as providing benefits to club members.  Management anticipates that as more members obtain and use the card, the Company will see increased savings related to credit card costs.  Working with Credomatic and Scotiabank, the Company seeks to increase the use of the co-branded cards in those markets in the future.  In the most recent six month period, bank and credit card expenses improved three basis points as a percent of sales compared to the same period in the prior fiscal year.

•
The Company continues to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings beyond fiscal year 2010 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  In that regard, the Company announced on December 23, 2009 that it had acquired 30,000 square meters of land in Santo Domingo, Dominican Republic on December 22, 2009.  The Company plans to construct a new warehouse club on the site, which would be the second club in Santo Domingo and the third in the Dominican Republic.  Currently, the Company expects to open this new warehouse club in the fall of 2010.  In addition, the Company continues to examine Colombia as a potential new market for multiple PriceSmart warehouse clubs.

•
Most PriceSmart real estate is owned rather than leased.    Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company may have to purchase more land than is actually needed for the warehouse club operation.  As an example, the transaction in which the Company acquired the Alajuela site in Costa Rica included the purchase of land for the PriceSmart warehouse club and a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to the soon-to-be-opened Brisas site in Panama City.   To the extent that the Company acquires property in excess of what is needed for the warehouse club, the objective is to either sell or develop the excess property.  The excess properties at Alajuela and Brisas are being held for development by the 50/50 joint ventures.  A similar development strategy is being employed for excess land at the new San Fernando, Trinidad location which property is owned 100% by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.  At the present time, market conditions in these markets are not strongly conducive to property development, but the Company expects to find suitable tenants or acquirers in the future for its property development projects.

Key items for the first six months of fiscal year 2010 included:

•
Net warehouse club sales increased 6.5% over the prior year, resulting from the opening of a new warehouse club in Costa Rica in April 2009.  Comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 26 weeks ending February 28, 2010 grew 2.8%.

•
Membership income for the first six months of fiscal year 2010 increased 8.3% to $9.5 million as a result of a 7% increase in membership accounts from February 28, 2009 to February 28, 2010 and continued strong renewal rates at 84%.

•
Gross profits (net warehouse club sales less associated cost of goods sold) increased 9.3% over the prior year due to increased warehouse sales, and an increase in gross margin of 39 basis points as a percent of net warehouse sales largely related to the effect of foreign exchange rate movements.

•
Selling, general and administrative expenses were 10 basis points higher, as a percentage of sales than the same period last year reflecting the costs associated with an additional warehouse club and the effect of higher payroll costs in the comparable warehouse clubs on 2.8% comparable sales growth.

•	Operating income for the first six months of fiscal year 2010 was $36.7 million, an increase of $4.3 million over the first six months of fiscal year 2009.

•	Net income for the first six months of fiscal year 2010 was $24.2 million, or $0.81 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

Net warehouse club sales increased 9.3% to $358.9 million in the second quarter of fiscal 2010 from $328.2 million in the second quarter of fiscal 2009.  The growth in sales in the current period was due to the additional warehouse club which opened in Costa Rica in April 2009, but unlike the first quarter of fiscal year 2010 when the other 25 warehouse clubs experienced flat growth, those same clubs collectively grew 5.3% in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.  The Company has experienced an increasing trend of sales growth in each of the first six months of the fiscal year, reporting net warehouse sales growth of 2.4%, 4.9%, 2.9%, 8.0%, 9.2%, and 11.6% for September 2009 through February 2010, respectively.  While sales of consumable items such as food continued to grow at a slightly higher rate than overall sales (9.7%), sales of non-consumable merchandise grew 8.5% in the second fiscal quarter - the first quarter of year on year sales increase compared to the prior three fiscal quarters which all recorded negative sales growth - reversing the trend of members' buying fewer discretionary items.  Sales transactions in the period grew 10.1%, and while the average dollar value of those transactions in the most recent three month period decreased by 0.6%, it showed improvement over the first fiscal quarter which showed a 4.1% decrease.  The Company believes that these trends could indicate an improving economic environment in our markets and increasing consumer demand.

	Warehouse Club Sales for the Three Months Ended
	February 28, 2010		February 28, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$219,778	61.2%	$192,347	58.6%	$27,431	14.3%
Caribbean	139,115	38.8%	135,893	41.4%	3,222	2.4%
	$358,893	100.0%	$328,240	100.0%	$30,653	9.3%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 5.3% for the 13-week period ended February 28, 2010, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation of comparable warehouse club sales until the month of July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the second quarter of fiscal year 2010 increased $5.8 million to $54.0 million, or 15.0% of net warehouse club sales, from $48.2 million, or 14.7% of net warehouse club sales in the second quarter of fiscal year 2009. The increase in warehouse gross profit margin dollars was due to higher sales and a 35 basis point improvement in net profit margin as a percentage of sales, primarily related to foreign currency exchange effects. In the current quarter, the Company recorded $387,000 (0.11% of sales) in foreign exchange related gains compared to $719,000 (0.22% of sales) in foreign exchange related costs in the second quarter of fiscal year 2009. The countries that accounted for the majority of the year-over-year change were Guatemala and Jamaica. Strong operational inventory controls resulting in reduced merchandise shrink and markdowns more than offset a nine basis point reduction in margin percent due to lower targeted prices on merchandise items in certain markets.  The improving sales of non-consumable discretionary products did not itself have a material impact on the Company’s net warehouse margin as a percent of sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 9.1% to $4.8 million in the second quarter of fiscal year 2010, compared to $4.4 million in the second quarter of fiscal year 2009. Total membership accounts increased approximately 14,000 in the quarter and as of the end of February 2010 were approximately 671,000, an increase of approximately 44,000 accounts over the end of February 2009.  The membership renewal rate for the 12-month periods ended February 28, 2010 and 2009 was approximately 84%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations (“demo income”), and fees earned from licensees.  Other income was $1.4 million in the second quarter of fiscal year 2010 and $1.2 million in the second quarter of fiscal year 2009, resulting primarily from an increase in demo income of approximately $133,000.

Warehouse club operating expenses increased 8.8% to $31.0 million, or 8.6% of net warehouse club sales, in the second quarter of fiscal year 2010 from $28.5 million, or 8.7% of net warehouse club sales, in the second quarter of fiscal year 2009.  Of the $2.5 million increase, approximately $900,000 related to the cost of operating an additional warehouse club in the current quarter compared to the same quarter a year ago.  Of the 25 comparable warehouse clubs, $1.1 million of the increase in warehouse club operating expenses was for increased payroll-related expenses, including stock-based compensation expense, and $652,000 was related to increased utilities costs in the countries.  The Company realized a $122,000 reduction in marketing expense in the current quarter compared to the same quarter of fiscal year 2009 when the Company incurred costs associated with the introduction of the co-branded credit card program in the Caribbean.

General and administrative expenses increased to $8.7 million in the second quarter of fiscal 2010 from $7.8 million in the second quarter of fiscal year 2009.  In both periods, general and administrative expenses were 2.4% of net warehouse sales.  The $856,000 increase included increased salaries and benefits for the Company's corporate and U.S. buying operations, including stock-based compensation expense, of $411,000 and higher fees for professional services and tax and license totaling $260,000.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the second quarter of fiscal year 2010 were $175,000, primarily related to the new warehouse club in Trinidad which is expected to open in April 2010.  Last fiscal year, the Company incurred $99,000 of pre-opening expenses in the second quarter related to the Costa Rica warehouse club which subsequently opened in April 2009.

Operating income for the quarter was $20.4 million, or 5.7% of net warehouse club sales, compared to $17.5 million, or 5.3% of net warehouse club sales, in the second quarter of fiscal year 2009.

 Interest income reflects earnings on cash and cash equivalent balances. Interest income was $122,000 in the second quarter of fiscal year 2010, compared to $115,000 in the second quarter of fiscal year 2009.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. Interest expense increased to $634,000 in the second quarter of fiscal year 2010, from $609,000 in the second quarter of fiscal 2009, resulting from an increase in debt held by the Company.  In addition, a portion of the interest was capitalized as it related to the construction of new warehouse clubs.

Tax expense for the second quarter of fiscal year 2010 was $6.2 million on pre-tax income of $19.9 million, as compared to $4.1 million of tax expense on pre-tax income of $16.9 million for the second quarter of fiscal year 2009. The effective tax rate for the second quarter of fiscal year 2010 is 31.1% as compared to 24.2% for the second quarter of fiscal year 2009. The effective tax rate for the second quarter of fiscal year 2010 increased 6.9%, as compared to the second quarter of fiscal year 2009, due to an increase in income taxable in the United States at a rate that is 4% to 9% higher than foreign statutory rates.  In addition, the tax rate for the second quarter of fiscal year 2009 reflected a net benefit of $967,000 attributable to tax liability for uncertain tax positions that reversed due to a lapse in various statutes of limitations.

 For the second quarter of fiscal year 2010, the Company reported approximately $3,000 in losses from its unconsolidated affiliates in Costa Rica and Panama, compared to $7,000 in fiscal year 2009. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest. Noncontrolling interest stockholders’ respective share of net income was $60,000 in the second quarter of fiscal year 2010. In the same period last year, the joint ventures for which there was a noncontrolling stockholder interest generated income, of which $85,000 was allocated to the noncontrolling stockholders’ interest.

Income from continuing operations for the second quarter of fiscal year 2010 was $13.7 million, compared to $12.8 million in the same quarter last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations includes the costs associated with the Company’s previously closed warehouse location in Guam. In the second quarter of fiscal year 2010, the Company recognized income of $35,000, compared to a loss of $63,000 in the same period in fiscal year 2009.  In both cases these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

COMPARISON OF THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Net warehouse club sales increased 6.5% to $667.5 million in the first six months of fiscal 2010 from $626.8 million in the first six months of fiscal 2009.  The growth in sales in the current period was partially due to the additional warehouse club which opened in Costa Rica in April 2009.  Collectively, the other 25 warehouse clubs experienced sales growth of 2.9% in the first six months of fiscal year 2010 compared to the first half of fiscal year 2009, a combination of no growth in the first quarter and sales growth of 5.3% in the second quarter. Sales transactions in the period grew 9.0%, and the average dollar value of those transactions in the most recent six month period decreased 2.3%, with a greater portion of sales attributable to consumable items such as food and lesser portion from higher ticket discretionary purchases such as appliances, electronics and furniture.  Food and consumable sales grew 7.5%, and non-consumable product sales grew 3.3%, reflecting an improving trend in non-consumable sales which had recorded a 6.9% decline in the immediately prior six month period (quarters three and four of fiscal year 2009).  The Company believes that these trends could indicate an improving economic environment in our markets and increasing consumer demand.  Sales growth was stronger in the Company’s Central America segment due to both the impact of an additional warehouse club (17 in the most recent 6 month period versus 16 in the year ago period) and greater transaction growth as compared to the Caribbean segment.

	Six Months Ended February 28,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$406,008	60.8%	$367,157	58.6%	$38,851	10.6%
Caribbean	261,537	39.2%	259,601	41.4%	1,936	0.7%
	$667,545	100.0%	$626,758	100.0%	$40,787	6.5%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 2.8% for the 26-week period ended February 28, 2010, compared to the same 26-week period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Costa Rica on April 17, 2009 will not be used in the calculation of comparable warehouse club sales until the month of July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first six months of fiscal year 2010 increased $8.7 million to $101.0 million, or 15.1% of net warehouse club sales, from $92.3 million, or 14.7% of net warehouse club sales. The increase in warehouse gross profit margin dollars was due to higher sales and a 39 basis point improvement in net profit margin as a percentage of sales, primarily related to foreign currency exchange effects. In the current six month period, the Company recorded $770,000 (0.12% of sales) in foreign exchange related gains compared to $1.3 million (0.20% of sales) in foreign exchange related costs in the first six months of fiscal year 2009. The countries which accounted for the majority of the year-over-year change were Guatemala, Costa Rica, and Jamaica. The Company had improvements in shrink results as a percentage of sales compared to the prior year which largely offset the margin impact of targeted reduced prices in the period.  The increased sales of consumable products relative to discretionary products did not have a material impact on the Company’s net warehouse margin.

              The number of membership accounts has increased by approximately 20,000 during the first six months of fiscal year 2010 and by approximately 44,000 from February 2009.  Membership income, which is recognized into income ratably over the one-year life of the membership, increased 8.3% to $9.5 million, or 1.4% of net warehouse club sales in the first six months of fiscal year 2010, compared to $8.7 million, or 1.4% of net warehouse club sales, in the first six months of fiscal year 2009. The membership renewal rate for the 12-month periods ended February 28, 2010 and 2009 was 84%. Total membership accounts as of the end of February 2010 were approximately 671,000.

 Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations (“demo income”), and fees earned from licensees.  Other income was $2.9 million for the first six months of fiscal year 2010 and $2.8 million in the first six months of fiscal year 2009.  The increase in the most recent six month period is due to increased demo income of approximately $357,000 offset by decreased deferred rental income of $279,000.  The first six months of fiscal year 2009 contained an increase in deferred rental income of $279,000 based upon revised calculations which did not impact future periods.

Warehouse club operating expenses increased 8.0% to $60.3 million, or 9.0% of net warehouse club sales, in the first six months of fiscal year 2010 from $55.8 million, or 8.9% of net warehouse club sales, in the first six months of fiscal year 2009.  The costs associated with operating an additional warehouse club in the period compared to the prior year was $1.7 million.  Of the $2.8 million increase attributable to the same 25 warehouse clubs, $1.8 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $469,000 resulting from a rebound in utility rates after having experienced savings in the first half of fiscal year 2009 resulting from a reduction in utility rates in the countries.  Depreciation expense increased $339,000 from the first six months of fiscal year 2009 related to ongoing capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua.

General and administrative expenses increased to $16.2 million, or 2.4% of net warehouse sales, for the first six months of fiscal year 2010, compared to $15.4 million in the first six months of fiscal year 2009. Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including expenses associated with stock compensation, and additional travel expenses accounted for the majority of the increase.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the first six months of fiscal year 2010 were $286,000, related to the new warehouse club in Trinidad which is expected to open in April of 2010.

There were no asset impairment charges in the current period.  In the first six months of fiscal year 2009, the Company incurred a charge related to the closed, but subleased, Guatemala Plaza location.  The Company subsequently entered into an agreement to remove itself from any further obligations for this location.

Operating income for the first six months of fiscal year 2010 was $36.7 million, or 5.5% of net warehouse club sales, compared to $32.4 million, or 5.2% of net warehouse club sales, in the first six months of fiscal year 2009.

 Interest income reflects earnings on cash and cash equivalent balances. Interest income was $338,000 in the first six months of fiscal year 2010, compared to $241,000 in the first six months of fiscal year 2009. The increase primarily reflects higher balances on deposits.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. Interest expense increased to $1.3 million in the first six months of fiscal year 2010 from $1.2 million in the first six months of fiscal 2009, resulting from an increase in debt held by the Company.  In addition, a portion of the interest was capitalized as it related to the construction of new warehouse clubs.

Tax expense for the first six months of fiscal year 2010 was $11.6 million on pre-tax income of $35.7 million, as compared to $7.7 million of tax expense on pre-tax income of $31.4 million for the first six months of fiscal year 2009. The effective tax rate for the first six months of fiscal year 2010 is 32.4%, as compared to 24.7% for the first six months of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company reversed approximately $206,000 of  previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first six months of fiscal year 2010, as compared to  a reversal of approximately $2.0 million in the first six months of fiscal year 2009.

For the first six months of fiscal year 2010, the Company reported approximately $5,000 in losses from its unconsolidated affiliates in Costa Rica and Panama, compared to $12,000 in fiscal year 2009. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest. Noncontrolling interest stockholders’ respective share of net income was $112,000 in the first six months of fiscal year 2010 compared to $150,000 in the first six months of fiscal year 2009.

Income from continuing operations for the first half of fiscal year 2010 was $24.1 million, compared to $23.6 million in the same period last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the first six months of fiscal year 2010, the Company recognized income of $44,000, compared to a loss of $81,000 in the same period in fiscal year 2009.  In both cases, these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $63.0 million in consolidated cash and cash equivalents as of February 28, 2010, compared to $29.9 million in consolidated cash and cash equivalents as of February 28, 2009. The Company used a portion of its cash and cash equivalents and cash generated by operations and financing activities for the development of property for new warehouse clubs and for investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs.  These activities consisted primarily of warehouse club development in Panama (Brisas), Trinidad (San Fernando) and the Dominican Republic (Arroyo Hondo).  In Panama, the Company will relocate an existing warehouse club to the new site and plans to lease the existing site after relocation has occurred.  The new site is expected to be completed during April 2010.  In December 2008, the Company acquired approximately 31,000 square meters of land in Trinidad upon which it is constructing a new warehouse club, which will bring the number of warehouse clubs in that country to four.  This new warehouse club is expected to be open in April 2010.  In December 2009, the Company acquired approximately 30,000 square meters of real estate in Northwest Santo Domingo, Dominican Republic upon which the Company will construct a new warehouse club, which will bring the number of warehouse clubs in that country to three.  This new warehouse club is expected to be open in the fall of 2010.

Financing activities were primarily related to the proceeds received from bank borrowings, payment on bank borrowings, the purchase of treasury stock from officers and employees upon the vesting of restricted stock to fund the associated tax withholdings and the payment of dividends.  Operating activities contributed cash to operations through net income during the period.

Net cash flows provided by operating activities were approximately $40.4 million in the first six months of fiscal year 2010, compared to cash provided by operating activities of $29.8 million in the first six months of fiscal year 2009.  Net income increased by approximately $700,000 to $24.2 million in the first six months of fiscal year 2010, compared to $23.5 million in the first six months of fiscal year 2009.  Net income included approximately $10.7 million in non-cash related expenses. This was principally composed of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $7.3 million, $1.8 million, $1.7 million and $20,000, respectively.  In the first six months of fiscal year 2010, net cash used in continuing operating activities included cash use of approximately $8.2 million to increase inventories to meet higher sales demand.  Changes in operating assets and liabilities provided approximately $13.4 million of cash in the first six months of fiscal year 2010.  Cash provided from operating activities during the first six months of fiscal year 2009 were primarily a result of the increased net income of approximately $7.3 million to $23.5 million.  Net income included approximately $8.3 million in non-cash related expenses.  This was principally composed of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $6.5 million, ($206,000), $1.8 million and $174,000, respectively.  In the first six months of fiscal year 2009, net cash used in continuing operating activities included cash use of approximately $6.9 million to increase inventories to meet higher sales demand.  Changes in operating assets and liabilities provided approximately $4.5 million of cash in the first six months of fiscal year 2009.

Net cash used in investing activities was approximately $27.0 million and $34.0 million in the first six months of fiscal years 2010 and 2009, respectively.  Additions to property and equipment used approximately $26.6 million of cash in the first six months of fiscal year 2010.  The Company acquired additional land in the Dominican Republic for approximately $6.7 million.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within the Central America and Caribbean segments for the first six months of fiscal year 2010 were approximately $5.9 million and $7.0 million, respectively.  Fixtures and equipment expenditures within the Central America, Caribbean and U.S. segments for the first six months of fiscal year 2010 were $3.4 million, $2.9 million and $115,000, respectively.  The Company utilized approximately $686,000 for the acquisition of software and computer hardware in the first six months of fiscal year 2010.  In addition the Company recorded an increase in its investment in the Panama joint venture for $433,000.  Net cash used in investing activities was $34.0 million in the first six months of fiscal year 2009.  Additions to property and equipment of $26.4 million were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million, the acquisition of a small parcel of land adjacent to an existing warehouse club in Costa Rica for approximately $142,000 and land in Trinidad for approximately $4.5 million.  In addition, the Company used $5.8 million for construction in progress and acquisition of fixtures for the Alajuela, Costa Rica warehouse club. The Company’s expansion of its distribution center in Miami, the expansion of the warehouse club in Aruba and the expansions of the warehouse club in Nicaragua used approximately $3.1 million. Construction costs and the acquisition of fixtures in Trinidad and Panama used approximately $2.0 million and $904,000, respectively.  Other construction projects and acquisition of fixtures in various sites added approximately $3.3 million.  The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama for approximately $7.6 million.

 Net cash provided by financing activities was approximately $6.1 million in the first six months of fiscal year 2010.  Cash provided was primarily a result of obtaining new bank loans offset by payments on existing bank loans for a net effect of $13.5 million of cash provided, proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $878,000, and proceeds from contributions from shareholders of $396,000. These proceeds were offset by cash used for a cash payment of dividends to stockholders in February 2010 of approximately $7.4 million and the purchase of treasury stock related to the vesting of stock grants for $1.3 million.  Net cash used in financing activities in the first six months of fiscal year 2009 was $14.8 million, consisting primarily of $12.1 million used for payment of a cash dividend to stockholders in October 2008 and February 2009.  The Company’s net cash use for payments on loans was approximately $1.4 million.  The Company additionally used approximately $1.2 million for the purchase of treasury stock related to the vesting of stock grants.

Financing Activities

On  January 12, 2010, the Company’s Honduras subsidiary entered into a loan agreement  with an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $6.0 million to be paid over five years.  The loan agreement contains a balloon payment at the end of the loan term of approximately $3.1 million dollars.

On September 1, 2009, the Company’s El Salvador subsidiary entered into a loan agreement with an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years.  The loan agreement contains a balloon payment at the end of the loan term of $4.1 million.

In the fourth quarter of fiscal year 2009, the Company’s Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia for a notional amount of $10.0 million to be paid over a five year term.  The variable interest rate is set at the greater of 7.5% or 30-day LIBOR plus 4%.  The interest rate resets every 30 days.

In the second quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into a 6.77% fixed interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for a notional amount of $9.5 million to be paid over a 10 year term.

In the first quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD (“RBTT”) for a notional amount of $8.9 million. This swap agreement was entered into in order to fix the interest rate of a $9.0 million loan.  The loan has a variable interest rate of one year London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%.  Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013).  The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap.  The LIBOR reset dates for the loan and the notional amount on the interest rate swap are effective annually on August 26.  As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus a margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate charge for a term approximately the same as the variable rate loans being hedged.  The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  Accordingly, the Company has designated the two interest rate swap agreements as hedging instruments.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

	Liability Derivatives
	February 28, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$677	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments (2)		$677		$625

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $511,000 and $464,000, net of tax, as of February 28, 2010, and August 31, 2009, respectively.

(2)	All derivatives were designated as hedging instruments.

 Short-Term Borrowings and Long-Term Debt

As of February 28, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had approximately $4.3 million and $2.3 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $27.9 million, which can be used as lines of credit or to issue letters of credit. As of February 28, 2010, lines and letters of credit totaling approximately $4.4 million were outstanding under these facilities, leaving approximately $23.5 million available for borrowing.

As of February 28, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $53.1 million and $41.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $14.0 million, offset by the normally scheduled payments of principal for approximately $2.6 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $79.4 million and $61.0 million as of February 28, 2010 and August 31, 2009, respectively.

Contractual Obligations

As of February 28, 2010, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest (1)	$9,710	$18,564	$27,059	$12,667	$68,000
Operating leases (2)(3)	6,600	11,062	11,412	48,124	77,198
Additional capital contribution commitments to joint ventures (4)	3,663	—	—	—	3,663
Equipment lease(5)	80	—	—	—	80
Distribution center services(6)	125	103	—	—	228
Total	$20,178	$29,729	$38,471	$60,791	$149,169

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of February 28, 2010 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $1.3 million; sublease income for this location is approximately $1.8 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $597,000 to reflect the amounts net of sublease income.
(4)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects.

(5)	Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.
(6)	Amounts shown are the contractual distribution center services agreements for Mexico City. The minimum payment includes only the fixed portion of each contract.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the Company's financial position and results of operations. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, income taxes, merchandise inventories, and long-lived assets. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. These accounting policies, under different conditions or using different estimates, could show materially different results on the Company's financial condition and results of operations.

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time.  The estimates affecting the Company’s litigation reserves can be affected by new claims filed after the balance sheet date with respect to events occurring prior to the balance sheet date and developments in pending litigation that may affect the outcome of the litigation.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its litigation reserves.  As additional information becomes available, the Company assesses the potential liability related to the pending litigation and revises its estimates as appropriate. While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 28, 2010, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2010 of approximately $32.4 million and $5.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of February 28, 2010, the Company has classified uncertain income tax positions as $3.6 million in long-term income taxes payable and approximately $19,000 in long-term deferred tax liabilities. The classification of income tax liability as current, as opposed to long-term, occurs when the Company expects to make cash payment in the following 12 months.  As of February 28, 2010, the Company does not expect to make cash payments for these liabilities in the following 12 months.

Merchandise Inventory: The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted monthly to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.  The uncertainties associated with these methods, assumptions and estimates with regard to the Company’s reported inventory, including the estimated provisions, has not had and is not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically the actual results have not differed materially from the estimates.  The likelihood of any material changes in inventory losses or markdowns is dependent on customer demand or new product introductions by the Company or its competitors that vary from current expectations.  The Company believes that any changes on these factors are not reasonably likely to occur and hence not reasonably likely to have a material impact on the Company’s financial results.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment. Indicators that an asset may be impaired are:

•	the asset’s inability to continue to generate income from operations and positive cash flow in future periods;
•	loss of legal ownership or title to the asset;
•	significant changes in our strategic business objectives and utilization of the asset(s); and
•	the impact of significant negative industry or economic trends.

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. For example, the Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing bulk packaging of consumable merchandise. The Company has not recorded any significant impairment charges during the first quarter of fiscal year 2010.

Recent Accounting Pronouncements

FASB ASC 855

In February 2010, the FASB amended its guidance removing the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon issuance date of February 24, 2010.  The Company adopted this amendment as of February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 820

In January 2010, the FASB amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement.  A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  The Company adopted this guidance beginning with the interim reporting period ended February 28, 2010. The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In December 2009, the FASB amended guidance and changes on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the Company’s ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

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

FASB ASC 810

In June 2009, the FASB issued guidance that amends and replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity and that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  It also requires the elimination of the quantitative approach for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity requiring enhanced disclosure that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins on September 1, 2010 (fiscal year 2011) and for all subsequent interim and annual periods.  The adoption of the standard is not expected to have a material impact on its consolidated financial statements.

FASB ASC 855

In May 2009, the FASB issued guidance that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted this guidance as of August 31, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning September 1, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies, and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented (see Note 5 - Earnings Per Share).

FASB ASC 815

In March 2008, the FASB issued guidance requiring enhanced disclosures regarding derivative instruments and hedging activities.  This guidance requires enhanced disclosures about an entity’s derivative and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance beginning December 1, 2008. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

FASB ASC 810

In December 2007, the FASB amended existing guidance requiring that noncontrolling interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment be initially measured at fair value upon the deconsolidation of a subsidiary.  The Company adopted these new requirements retrospectively to prior periods at the beginning of its first quarter of fiscal year 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through majority or wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2010, the Company had a total of 26 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 19 of which operate under currencies other than the U.S. dollar. For the first six months of fiscal year 2010, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $770,000 and ($1.3 million) for the first six months of fiscal year 2010 and 2009, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated majority or wholly owned subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately $166,000 and ($2.6 million) for the first six months of fiscal year 2010 and 2009, respectively.  For the first six months of fiscal years 2010 and 2009, losses on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive loss were approximately ($44,000) net of tax and ($554,000), respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of February 28, 2010:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2010-2011	Currency
Panama	4	—(2)	U.S. Dollar
Costa Rica	5	—	Costa Rican Colon
Dominican Republic	2	1(3)	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	3	1(4)	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	26 (1)	2

(1)	The Company opened a warehouse club in fiscal year 2009 in Costa Rica.
(2)
An existing PriceSmart warehouse club in Panama City, Panama (known as the Los Pueblos club) will be relocated to a new site (Brisas) in April 2010, and the Company will close the existing warehouse club after the relocation has been completed.

(3)	This warehouse club is expected to open in fall of 2010 (Arroyo Hondo).
(4)	This warehouse club is expected to open in April 2010 (San Fernando).

ITEM 4.             CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  Because we do not control or manage those entities, our control procedures with respect to those entities were substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rules 13a-15(e) or 15d-15(e), we carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
(a)           None.

(b)           None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The following table shows the shares acquired by the Company upon forfeiture of restricted shares during the quarter ended February 28, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2009 — December 31, 2009	11,017	$19.91	—	—
January 1, 2010 — January 31, 2010	55,278	20.01	—	—
February 1, 2010 — February 28, 2010	—	—	—	—
Total	66,295	$19.99	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on January 27, 2010 at the Company’s headquarters, 9740 Scranton Road, San Diego, CA 92121. Stockholders of record at the close of business on January 27, 2010 were entitled to notice of and to vote in person or by proxy at the Annual Meeting. As of the record date there were 29,746,173 shares outstanding and entitled to vote. The matters presented for vote received the required votes for approval and had the following total votes for, against and withheld.

1.	To elect directors for the ensuing year, to serve until the next Annual Meeting of Stockholders and until their successors are elected and qualified:

	Votes For	Votes Withheld
Gonzalo Barrutieta	23,886,440	128,380
Katherine L. Hensley	23,739,800	275,020
Leon C. Janks	23,739,633	275,187
Lawrence B. Krause	23,739,800	275,020
Jose Luis Laparte	23,745,509	269,310
Robert E. Price	18,671,877	5,342,943
Keene Wolcott	23,905,709	109,111
Edgar A. Zurcher	23,410,641	604,179

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2010.

10.2*	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated January 1, 2010.

10.3*	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.4*	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.5*	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.6*	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin, dated January 1, 2010.

10.7*	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin, dated February 1, 2010.

10.8*	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated January 1, 2010.

10.9	Loan agreement between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: April 9, 2010	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2010	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)