Form 10-Q
period 2010-05-31
PRICESMART INC
filed 2010-07-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The registrant had 29,855,630 shares of its common stock, par value $0.0001 per share, outstanding at July 5, 2010.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2010, the consolidated balance sheet as of August 31, 2009, the unaudited consolidated statements of income for the three and nine month periods ended May 31, 2010 and 2009, the unaudited consolidated statements of equity for the nine months ended May 31, 2010 and 2009, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2010 and 2009, are included elsewhere herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
	N
	May 31, 2010 (Unaudited)	August 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$55,091	$44,193
Short-term restricted cash	1,200	10
Receivables, net of allowance for doubtful accounts of $6 and $10 as of May 31, 2010 and August 31, 2009, respectively	2,572	2,187
Merchandise inventories	133,059	115,841
Deferred tax assets – current	3,219	2,618
Prepaid expenses and other current assets	18,337	19,033
Assets of discontinued operations	980	900
Total current assets	214,458	184,782
Long-term restricted cash	5,665	732
Property and equipment, net	259,619	231,798
Goodwill	37,533	37,538
Deferred tax assets – long term	18,019	20,938
Other assets	4,195	3,927
Investment in unconsolidated affiliates	8,096	7,658
Total Assets	$547,585	$487,373
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,618	$2,303
Accounts payable	113,494	101,412
Accrued salaries and benefits	9,637	8,831
Deferred membership income	9,433	8,340
Income taxes payable	6,199	5,942
Other accrued expenses	11,057	10,022
Dividends payable	7,429	—
Long-term debt, current portion	7,222	4,590
Deferred tax liability – current	183	189
Liabilities of discontinued operations	117	299
Total current liabilities	168,389	141,928
Deferred tax liability – long-term	1,088	1,026
Long-term portion of deferred rent	3,005	2,673
Long-term income taxes payable, net of current portion	3,303	3,458
Long-term debt, net of current portion	50,151	37,120
Total liabilities	225,936	186,205
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,580,686 and 30,337,109 shares issued and 29,855,630 and 29,681,031 shares outstanding (net of treasury shares) as of May 31, 2010 and August 31, 2009, respectively.	3	3
Additional paid-in capital	378,381	377,210
Tax benefit from stock-based compensation	4,501	4,547
Accumulated other comprehensive loss	(16,952)	(17,230)
Accumulated deficit	(28,762)	(49,998)
Less: treasury stock at cost; 725,056 and 656,078 shares as of May 31, 2010 and August 31, 2009, respectively.	(15,522)	(14,134)
Total PriceSmart stockholders’ equity	321,649	300,398
Noncontrolling interest	—	770
Total equity	321,649	301,168
Total Liabilities and Equity	$547,585	$487,373

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Revenues:
Net warehouse club sales	$341,215	$299,571	$1,008,760	$926,329
Export sales	868	1,038	2,461	2,779
Membership income	5,056	4,518	14,532	13,268
Other income	1,477	1,417	4,404	4,169
Total revenues	348,616	306,544	1,030,157	946,545
Operating expenses:
Cost of goods sold:
Net warehouse club	288,289	255,854	854,873	790,273
Export	825	968	2,314	2,629
Selling, general and administrative:
Warehouse club operations	31,834	28,197	92,109	84,025
General and administrative	8,752	7,989	24,987	23,341
Pre-opening expenses	840	344	1,126	443
Asset impairment and closure costs (income)	—	(48)	—	216
Total operating expenses	330,540	293,304	975,409	900,927
Operating income	18,076	13,240	54,748	45,618
Other income (expense):
Interest income	122	76	460	317
Interest expense	(595)	(685)	(1,859)	(1,875)
Other income (expense), net	(240)	26	(247)	(36)
Total other expense	(713)	(583)	(1,646)	(1,594)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	17,363	12,657	53,102	44,024
Provision for income taxes	(5,309)	(3,960)	(16,901)	(11,697)
Loss of unconsolidated affiliates	(6)	(8)	(11)	(20)
Income from continuing operations	12,048	8,689	36,190	32,307
Income (loss) from discontinued operations, net of tax	(4)	55	40	(27)
Net income	12,044	8,744	36,230	32,280
Net loss attributable to noncontrolling interest	(20)	(61)	(132)	(211)
Net income attributable to PriceSmart	$12,024	$8,683	$36,098	$32,069

Net income attributable to PriceSmart:
Income from continuing operations	12,028	8,628	36,058	32,096
Income (loss) from discontinued operations, net of tax	(4)	55	40	(27)
	$12,024	$8,683	$36,098	$32,069
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.40	$0.29	$1.21	$1.09
Basic net income (loss) per share from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.00
Basic net income per share	$0.40	$0.29	$1.21	$1.09

Diluted net income per share from continuing operations	$0.40	$0.29	$1.21	$1.08
Diluted net income (loss) per share from discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.00
Diluted net income per share	$0.40	$0.29	$1.21	$1.08
Shares used in per share computations:
Basic	29,336	29,010	29,221	28,929
Diluted	29,345	29,108	29,253	29,032
Dividends per share	$0.00	$0.00	$0.50	$0.50

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated				Total
				Stock-	Other				PriceSmart
			Additional	based	Compre-	Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holders'	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986
Purchase of treasury stock	—	—	—	—	—	—	68	(1,112)	(1,112)	—	(1,112)
Issuance of restricted stock awards	104	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(18)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	33	—	210	—	—	—	—	—	210	—	210
Stock-based compensation	—	—	2,480	(175)	—	—	—	—	2,305	—	2,305
Common stock subject to put agreement	—	—	161	—	—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend payable to stockholders	—	—	—	—	—	(7,411)	—	—	(7,411)	—	(7,411)
Dividend paid to stockholders	—	—	—	—	—	(7,392)	—	—	(7,392)	—	(7,392)
Change in fair value of interest rate swaps	—	—	—	—	(621)	—	—	—	(621)	—	(621)
Net income	—	—	—	—	—	32,069	—	—	32,069	211	32,280
Translation adjustment	—	—	—	—	(3,352)	—	—	—	(3,352)	9	(3,343)
Comprehensive income									28,096	220	28,316
Balance at May 31, 2009	30,315	$3	$376,043	$4,388	$(16,870)	$(60,244)	655	$(14,118)	$289,202	$700	$289,902

Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	69	(1,388)	(1,388)	—	(1,388)
Issuance of restricted stock awards	111	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	138	—	836	—	—	—	—	—	836	—	836
Stock-based compensation	—	—	2,829	(46)	—	—	—	—	2,783	—	2,783
Dividend payable to stockholders	—	—	—	—	—	(7,429)	—	—	(7,429)	—	(7,429)
Dividend paid to stockholders	—	—	—	—	—	(7,433)	—	—	(7,433)	—	(7,433)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% minority interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	13	—	—	—	13	—	13
Net income	—	—	—	—	—	36,098	—	—	36,098	132	36,230
Translation adjustment	—	—	—	—	265	—	—	—	265	(16)	249
Comprehensive income			24						36,400	(770)	36,516
Balance at May 31, 2010	30,581	$3	$378,381	$4,501	$(16,952)	$(28,762)	725	$(15,522)	$321,649	$—	$321,649

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Nine Months Ended
	May 31,
	2010	2009
Operating Activities:
Net income	$36,230	$32,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,191	9,700
Allowance for doubtful accounts	(4)	2
Asset impairment and closure costs	—	74
Loss on sale of property and equipment	254	13
Release from escrow account due to settlement of litigation	—	256
Deferred income taxes	2,329	(701)
Discontinued operations	(40)	27
Equity in losses of unconsolidated affiliates	11	20
Excess tax deficiency on stock-based compensation	46	175
Stock-based compensation	2,829	2,480
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	3,267	(3,485)
Merchandise inventories	(17,218)	904
Accounts payable	12,086	(4,110)
Net cash provided by continuing operating activities	50,981	37,635
Net cash provided by discontinued operating activities	142	57
Net cash provided by operating activities	51,123	37,692
Investing Activities:
Additions to property and equipment	(38,162)	(38,451)
Proceeds from disposal of property and equipment	85	91
Collection of note receivable from sale of closed warehouse club in the Dominican Republic	—	2,104
Purchase of 5% Trinidad noncontrolling interest	(3,800)	—
Purchase of interest in Costa Rica joint ventures	—	(2,635)
Capital contribution to Costa Rica joint ventures	—	(377)
Purchase of interest in Panama joint venture	—	(4,616)
Capital contribution to Panama joint venture	(433)	—
Net cash used in continuing investing activities	(42,310)	(43,884)
Net cash used in discontinued investing activities	—	(9)
Net cash used in investing activities	(42,310)	(43,893)
Financing Activities:
Proceeds from bank borrowings	35,460	28,982
Repayment of bank borrowings	(19,119)	(19,898)
Restricted cash	(6,000)	—
Cash dividend payments	(7,433)	(12,136)
Stockholder contribution	396	—
Excess tax deficiency on stock-based compensation	(46)	(175)
Purchase of treasury stock for PSC settlement	—	(161)
Proceeds from exercise of stock options	836	210
Purchase of treasury shares	(1,388)	(1,112)
Net cash provided by (used in) financing activities	2,706	(4,290)
Effect of exchange rate changes on cash and cash equivalents	(621)	1,405
Net increase (decrease) in cash and cash equivalents	10,898	(9,086)
Cash and cash equivalents at beginning of period	44,193	48,121
Cash and cash equivalents at end of period	$55,091	$39,035

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,836	$1,905
Income taxes	$13,661	$10,138
Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$7,429	$7,411

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2010

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. As of May 31, 2010, the Company had 27 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three in Guatemala, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2-Summary of Significant Accounting Policies).  In addition to the warehouse clubs operated directly by the Company, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.  The Company primarily operates in three segments based on geographic area.

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of May 31, 2010:

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated(1)
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(2)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart, Trinidad	Trinidad	100.0%	Consolidated(3)
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(4)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(4)
Newco2	Costa Rica	50.0%	Equity(4)

(1)	For the nine month period ended May 31, 2010, this entity had no activity.
(2)	Entity is treated as discontinued operations in the consolidated financial statements.
(3)	The Company acquired the remaining 5% ownership in May 2010. See Note 13 – Acquisition of Noncontrolling Interest.
(4)	Purchases of joint venture interests during the first quarter of fiscal year 2009 recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures are a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash – As of May 31, 2010, the Company had short-term restricted cash of approximately $1.2 million.  This consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with the Banco Del Pais related to the loan agreement entered into by the subsidiary with Banco del Pais.  Long-term restricted cash consists of a $4.8 million long-term portion of the Banco Del Pais certificate of deposit and deposits made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama of approximately $865,000.

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

Acquisition of Business – The Company’s business combinations, where the Company acquires control of one or more businesses, are accounted for under the acquisition method of accounting and include the results of operations of the acquired business from the date of acquisition.  Net assets of the acquired business are recorded at their fair value at the date of the acquisition.  Any excess of the purchase price over the fair value of tangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

Changes in the Company’s ownership interest in subsidiaries, while the Company retains controlling financial interest in the subsidiary, are accounted for as an equity transaction. No gain or loss is recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest is adjusted to reflect the change in the Company’s ownership interest in the subsidiary.  Any difference between the fair value of the consideration received or paid and the book value of the noncontrolling interest is recognized in equity attributable to the parent.

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company measures fair value for interest rate swaps on a recurring basis.  As of the balance sheet dates, there were no other financial assets for which the Company measures fair value.  As of the balance sheet dates, there were no nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements measured on a recurring basis, and there were certain nonfinancial assets and liabilities, such as goodwill and long-lived assets, that are recognized or disclosed at fair value in the consolidated financial statements measured on a non-recurring basis.  The Company measures at fair value nonfinancial assets and liabilities recognized or disclosed in the consolidated financial statements on a nonrecurring basis that require measurement at fair value after taking into account impairment charges (if any) that are deemed necessary.  Also included as nonfinancial assets and liabilities measured on a nonrecurring basis are those initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps) and pricing of assets in connection with business acquisitions prior to fiscal year 2010.   The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers.

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote.

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million at May 31, 2010 and August 31, 2009.  Foreign exchange translation gains and losses related to this balance sheet caption have largely offset themselves during the nine month period ended May 31, 2010. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

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

Components of Equity Attributable to PriceSmart and Noncontrolling Interests – The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The other comprehensive loss due to foreign currency translation adjustments, related to the noncontrolling interests investment in consolidated subsidiaries and the translation of the financial statements of those consolidated subsidiaries, is reported within noncontrolling interests, separate from the amount attributable to the Company.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of costs of goods sold in the consolidated statements of income, for the first nine months of fiscal years 2010 and 2009 were approximately $1.5 million and ($1.3) million, respectively.

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

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, completion of tax audits, expiration of statute s of limitation, or upon occurrence of other events.

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of May 31, 2010 and August 31, 2009, the Company had $13.7 million and $13.9 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.0 million represents the amount, as of these dates, of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of May 31, 2010 and August 31, 2009, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the three and nine months ended May 31, 2010, the Company reduced the long-term income tax payable and recorded a net reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $253,000 and $193,000, respectively. The lapse of statutes of limitation in the twelve-month period ending May 31, 2011 would result in a reduction to long-term income taxes payable totaling $1.1 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Any such items that are unpaid at the balance sheet date and not projected to be paid within the following 12 months are reflected in the long-term income tax payable caption on the consolidated balance sheets. As of May 31, 2010 and August 31, 2009, the Company had accrued $1.4 million for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial conditions or liquidity.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax expense for the first nine months of fiscal year 2010 was $16.9 million on pre-tax income of $53.1 million, as compared to $11.7 million of tax expense on pre-tax income of $44.0 million for the first nine months of fiscal year 2009. The effective tax rate for the first nine months of fiscal year 2010 is 31.8% as compared to 26.6% for the first nine months of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company recorded a net reversal of approximately $193,000 of previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first nine months of fiscal year 2010, as compared to  a reversal of approximately $2.2 million in the first nine months of fiscal year 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 1998, 2000 through 2001, and 2005 through 2009
California (U.S.)	2000 through 2001 and 2005 to the present
Florida (U.S.)	2000 through 2001 and 2005 to the present
Aruba	2002 to the present
Barbados	2001 to the present
Costa Rica	2007 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2006 to the present
Honduras	2003 to the present
Jamaica	2004 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2007 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 810

In December 2009, the FASB amended guidance and changes on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

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

FASB ASC 323

In October 2008, the FASB amended guidance on equity method investment accounting considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions are the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009. Because this guidance relates specifically to transactions recorded by the Company as required by the guidance there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2010	August 31, 2009
Cash and cash equivalents	$236	$28
Accounts receivable, net	230	223
Prepaid expenses and other current assets	39	46
Other assets	475	603
Assets of discontinued operations	$980	$900
Other accrued expenses	$117	$299
Liabilities of discontinued operations	$117	$299

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

The following table sets forth the income (loss) from discontinued operations for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(4)	55	40	(27)
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(4)	$55	$40	$(27)

The income (loss) from discontinued operations, net of tax for the nine months ended May 31, 2010 and 2009 of approximately $40,000 and $(27,000), respectively, is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	May 31, 2010	August 31, 2009
Land	$81,291	$74,506
Building and improvements	170,427	139,639
Fixtures and equipment	87,836	80,680
Construction in progress	7,377	16,253
Total property and equipment, recorded at historical cost	346,931	311,078
Less: accumulated depreciation	(87,312)	(79,280)
Property and equipment, net	$259,619	$231,798

Building and improvements includes net capitalized interest of approximately $3.2 million as of May 31, 2010 and $1.4 million as of August 31, 2009. Construction in progress includes capitalized interest of $239,000 and $595,000 as of May 31, 2010 and August 31, 2009, respectively.   For the nine month period ended May 31, 2010, the Company recorded approximately $1.2 million in translation adjustments that increased the carrying value of the total property and equipment, and for the twelve month period ended August 31, 2009, the Company recorded approximately $2.9 million in translation adjustments that reduced the carrying value of the total property and equipment.

On December 22, 2009, PriceSmart acquired approximately 322,920 square feet of real estate in Northwest Santo Domingo, Dominican Republic, for approximately $6.7 million upon which the Company is building a new warehouse club ("Arroyo Hondo").  This club is expected to open in the fall of 2010 and will be PriceSmart’s third in the country.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within these two segments for the nine months ended May 31, 2010 were approximately $8.6 million and $15.1 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $5.1 million, $1.4 million and $197,000, respectively, in these segments for the nine months ended May 31, 2010.  The Company acquired approximately $995,000 of software and computer hardware during the nine months ended May 31, 2010.

In fiscal year 2009, the Company recorded costs associated with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  Construction costs within these segments for the nine-month period ended May 31, 2009 were approximately $9.9 million, $6.6 million and $356,000, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $6.3 million, $2.7 million and $596,000, respectively, in these segments for the nine months ended May 31, 2009.  The Company acquired approximately $1.3 million of software and computer hardware for the first nine months of fiscal year 2009.

On September 24, 2008, PriceSmart acquired 141,676 square feet of real estate in Panama City, Panama, upon which the Company constructed and relocated an existing PriceSmart Warehouse Club.  Typically, PriceSmart land requirements are approximately 215,000 square feet; however, the new Panama City location was constructed on two levels, with parking at grade level and the building on the second level.  The PriceSmart warehouse club formally located in Panama City, Panama (known as the Los Pueblos Club) has been relocated to this new site, and the Company thereby will continue to operate four warehouse clubs in Panama. The new PriceSmart warehouse club opened April 9, 2010. The Company has entered into a 10 year lease agreement with an option to purchase, leasing its vacated Los Pueblos site to an unrelated third party. The Company will record rent from this lease as rental income. In December 2008, the Company acquired approximately 333,684 square feet of land in Trinidad upon which it constructed a new two-level warehouse club and will develop the excess property at this site. This brings the number of warehouse clubs in that country to four. This new warehouse club opened April 30, 2010. Additionally, on September 29, 2008 PriceSmart acquired 232,244 square feet of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company constructed a new PriceSmart warehouse club, which is the Company’s fifth in Costa Rica. The new PriceSmart warehouse club opened in April 2009. These acquisitions contributed the following property (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

Depreciation expense for the first nine months of fiscal years 2010 and 2009 was approximately $11.2 million and $9.7 million, respectively.

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

Effective September 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”). This guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net income from continuing operations attributable to PriceSmart	$12,028	$8,628	$36,058	$32,096
Less: Earnings and dividends allocated to unvested stockholders	(207)	(188)	(597)	(682)
Dividend distribution to common stockholders	—	(8)	(14,649)	(14,503)
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	11,821	8,432	20,812	16,911
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	—	8	14,650	14,504
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$11,821	$8,440	$35,462	$31,415
Net earnings (loss) available to common stockholders from discontinued operations	$(4)	$55	$40	$(27)
Basic weighted average shares outstanding	29,336	29,010	29,221	28,929
Add dilutive effect of stock options (two-class method)	9	98	32	103
Diluted average shares outstanding	29,345	29,108	29,253	29,032
Basic income per share from continuing operations attributable to PriceSmart	$0.40	$0.29	$1.21	$1.09
Diluted income per share from continuing operations attributable to PriceSmart	$0.40	$0.29	$1.21	$1.08
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  This method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $0.41 and $1.23 for the three and nine month periods ended May 31, 2010 and $0.30 and $1.10 for the three and nine month periods ended May 31, 2009.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.5 million and $16.8 million and unrealized losses on interest rate swaps (net of tax) of approximately $442,000 and $464,000 as of May 31, 2010 and August 31, 2009, respectively.  The favorable translation adjustments during the nine months ended May 31, 2010 of approximately $265,000 were primarily due to a weaker U.S. dollar. The unfavorable translation adjustments of approximately $3.9 million during the twelve months ended August 31, 2009 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of May 31, 2010 and August 31, 2009, retained earnings include legal reserves of approximately $3.0 million and $2.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

 NOTE 7 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

In August 1997, the Company adopted the 1997 Stock Option Plan of PriceSmart, Inc. (the “1997 Plan”) for the benefit of its eligible employees, consultants and independent directors. Under the 1997 Plan, 700,000 shares of the Company’s common stock were authorized for issuance.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan initially authorized 350,000 shares of the Company’s common stock for issuance. On April 17, 2008, the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, subject to approval of the amendment by the Company’s stockholders at the next annual meeting of stockholders. The Board also awarded restricted stock units to the independent directors which vest at the rate of 20% per year commencing on March 29, 2008, subject to stockholder approval of the amendment. On January 28, 2009, the stockholders of the Company approved an amendment to the 2001 equity participation plan, expanding the eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors and authorizing an increase to the number of shares of common stock reserved for issuance from 350,000 to 400,000. Options issued under the 2001 Plan typically vest over five years and expire in six years. The 2001 plan also allows restricted stock awards, which typically vest over five years.

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

As of May 31, 2010, 537,719 shares were available for future grants.

The following table summarizes the components of the stock-based compensation expense for the three and nine month periods ended May 31, 2010 and 2009 (in thousands), which are included in general and administrative expenses and warehouse club operations expenses in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Options granted to employees and directors	$13	$10	$27	$50
Restricted stock awards	960	737	2,753	2,354
Restricted stock units	16	42	49	76
Stock-based compensation expense	$989	$789	$2,829	$2,480

The following table summarizes stock options outstanding as of May 31, 2010, as well as the activity during the period then ended:
	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2009	179,998	$10.02
Granted	6,000	20.01
Exercised	(136,998)	6.25
Forfeited or expired	(9,000)	32.29
Shares subject to outstanding options at May 31, 2010	40,000	$19.42

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first nine months of fiscal years 2010 and 2009:

	Nine Months Ended
	May 31,	May 31,
	2010	2009
Risk free interest rate	2.71%	2.02%
Expected life	5 years	5 years
Expected volatility	53.25%	53.55%
Expected divided yield	2.5%	1.8%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and options exercisable as of May 31, 2010:
Range of Exercise Prices	Outstanding as of May 31, 2010	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of May 31, 2010	Weighted-Average Exercise Price on Options Exercisable as of May 31, 2010
$7.63 – $9.00	8,000	1.20	$7.91	7,200	$7.87
9.00 – 21.00	18,000	4.17	17.47	5,200	16.14
21.00 – 35.06	14,000	2.15	28.50	9,800	30.59
$7.63 – $35.06	40,000	2.87	$19.42	22,200	$19.84

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at May 31, 2010 was approximately $121,000 and 1.7 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at May 31, 2010 was approximately $170,000 and 2.9 years, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the nine months ended May 31, 2010 and 2009 are summarized in the following table (in thousands):

	Nine Months Ended May 31,
	2010	2009
Proceeds from stock options exercised	$836	210
Intrinsic value of stock options exercised	$1,921	365

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock awards and units (“Grants”) activity for the nine months ended May 31, 2010 and 2009 was as follows:

	Nine Months Ended May 31,
	2010	2009
Grants outstanding at beginning of period	618,250	748,860
Granted	107,350	103,950
Cancelled	(4,771)	(17,677)
Vested	(199,869)	(198,124)
Grants outstanding at end of period	520,960	637,009

The weighted average grant date fair value of restricted stock grants during the nine months ended May 31, 2010 and 2009 was $22.78 and $18.43, respectively. The total fair value of restricted stock grants vested during the nine months ended May 31, 2010 and 2009 was $4.0 million and $3.2 million, respectively.

The remaining unrecognized compensation cost related to unvested options, restricted stock awards and restricted stock units at May 31, 2010 and 2009 was approximately $8.6 million and $8.3 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.0 years and 3.4 years, respectively.  The excess tax deficiency on stock-based compensation related to options, restricted stock awards and restricted stock units for the nine months ended May 31, 2010 and 2009 was approximately $(46,000) and $(175,000), respectively.

During the nine months ended May 31, 2010 and 2009, the Company repurchased 68,978 and 68,055 shares, respectively, of common stock from employees for approximately $1.4 million and $1.1 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock grants. The Company expects to continue this practice going forward.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

During fiscal year 2003, the Company closed two warehouse clubs, one each in the East Side Santo Domingo, Dominican Republic and Guatemala Plaza, Guatemala. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.  In fiscal year 2007, the Company sold the East Side Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. The Company finalized an agreement on June 3, 2009 to transfer all rights and obligations as landlord and tenant for the property where the former Guatemala Plaza warehouse club was located.  The lease liability as of May 31, 2009 was approximately $3.8 million. Cash paid for the lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000. The Company also recorded during fiscal year 2009 approximately $144,000 in interest income and the receipt of payment on the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The total gain on closure costs recorded in fiscal year 2009 for the two closed warehouse clubs was $418,000. With the transfer of the lease and sublease and the payment of the note receivable, the Company will not record any closure costs related to these two closed locations in fiscal year 2010.  Accordingly, the Company recorded no closure cost during the nine months ended May 31, 2010. The Company recorded a gain of approximately $48,000 and a loss of approximately $221,000 in closure costs during the three and nine month period ended May 31, 2009, respectively. These were related to the Guatemala Plaza lease and other costs associated with the closure of the Guatemala and Dominican Republic club warehouse locations.  The Company did not record any impairment charges for the three month period ended May 31, 2009. For the first nine months of fiscal year 2009, the Company recorded a gain of approximately $5,000 due to the sale of previously impaired bulk packaging equipment. The Company did not record any impairment charges during the first nine months of fiscal year 2010.

NOTE 9 – LEASES

The Company is committed under non-cancelable operating leases for rental of facilities and land. These leases expire or become subject to renewal between February 28, 2011 and July 5, 2031.

As of May 31, 2010, the Company’s warehouse clubs occupied a total of approximately 1,768,999 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	March 31, 2011	5 years
Miami, FL	Distribution Facility	March 1, 2008	200,709	August 31, 2018	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1) The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for the three and nine months ended May 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Minimum rental payments	$1,721	$1,658	$5,119	$4,911
Deferred rent accruals	108	123	327	386
Total straight line rent expense	1,829	1,781	5,446	5,297
Contingent rental payments	381	313	1,143	1,004
Rental expense	$2,210	$2,094	$6,589	$6,301

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended May 31,	Open Locations (1)
2011	$6,356
2012	5,506
2013	5,702
2014	5,751
2015	5,794
Thereafter	46,684
Total (2)	$75,793

(1)	Operating lease obligations have been reduced by approximately $558,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $1.1 million; however, sublease income for this location is projected to be approximately $1.5 million, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for the first three and nine months of fiscal years 2010 and 2009 (in thousands):

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Minimum rental payments	$583	$547	$1,767	$1,653
Deferred rent accruals	16	12	46	327	(1)
Total straight line rent expense	599	559	1,813	1,980
Contingent rental payments	18	82	59	82
Common maintenance area income	11	2	36	9
Rental income	$628	$643	$1,908	$2,071

(1)	The Company recorded deferred rental income of $279,000 in the first quarter of fiscal year 2009 based on a revised calculation that did not affect subsequent quarters.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases from owned property as of May 31, 2010 (in thousands):

Periods ended May 31,	Amount
2011	$2,229
2012	1,808
2013	1,599
2014	1,553
2015	1,584
Thereafter	8,984
Total	$17,757	(1)

(1)
The Company has entered into a 10 year lease agreement with an option to purchase, leasing the vacated Los Pueblos site.  The Company will record rent from this lease as rental income.  The future minimum rental income includes this item.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (See Note 2 - Summary of Significant Accounting Policies - Income Taxes).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  The Company believes it has accrued for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2010 and August 31, 2009, the Company had recorded within other accrued expenses a total of $1.8 million and $2.4 million, respectively, for various non-income tax related tax contingencies.

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

See Note 15 – Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contracts for distribution center services in Mexico.  The contracts for these distribution center services expire on December 31, 2011.  Future minimum service commitments related to these contracts for the periods less than one year and for one to three years are approximately $125,000 and $72,000, respectively.

 NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of May 31, 2010 and August 31, 2009, the Company had bank credit agreements and lines of credit for $28.0 million and $24.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company up to its respective ownership percentage in the borrowing subsidiary. Each of the facilities expire during the year and is normally renewed.  As of May 31, 2010 and August 31, 2009, borrowings, lines and letters of credit totaling approximately $4.5 million and $2.5 million, respectively, were outstanding under these facilities, leaving approximately $23.5 million and $22.4 million, respectively, available for borrowings. Of these outstanding amounts as of May 31, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $3.6 million and $2.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.3% and 10.0%, respectively.

Long-term debt consists of the following (in thousands):

	May 31,	August 31,
	2010	2009
Note due July 2017, 9.0% fixed rate	$6,122	$6,552
Note due November 2017, (six-month LIBOR + 1.5%) 2.12% current Rate(1)(5)	3,375	3,825
Note due November 2017, (BB Prime rate – 2%) 7.85% current rate (1)	3,334	3,780
Note due September 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1) (2) (4)	7,467	—
Note due August 2018, (1 year LIBOR + 2.75%) 4.11% current rate(1)(5)	7,425	8,100
Note due February 2016, 6.7% fixed rate	8,344	9,025
Note due August 2014, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate(1) (2) (4)	9,250	10,000
Note due January 2015, (greater of 30 days LIBOR + 4% or 7.5%) 7.5% current rate (1) (2) (4)	5,800	—
Note due March 2015, (Variable interest of 11.25%, to be periodically reviewed)11.25% current rate(3)	5,812	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan)	444	428
Total long-term debt	57,373	41,710
Less: current portion	7,222	4,590
Long-term debt, net of current portion	$50,151	$37,120

(1)
Under the terms of these agreements, the subsidiaries that received these loans must comply with certain financial covenants, which include debt service and leverage ratios. As of May 31, 2010 and August 31, 2009, these subsidiaries are in compliance with the covenants.

(2)	Loan contains a balloon payment due at the end of the loan.
(3)
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

(4)	As of July 1, 2010, the interest on these loans will be at a fixed rate of 5.5%.
(5)	The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments. See Note 12 - Interest Rate Swaps.

Approximately $45.1 million of the Company's long-term debt is collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary and guaranteed by the Company up to its respective ownership percentage. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $83.3 million and $61.0 million as of May 31, 2010, and August 31, 2009, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the third quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in U.S. dollars in fiscal year 2008. The loan has a variable interest rate of six-month LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until November 14, 2012). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the loan and the notional amount on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus a margin of 1.5%) and the fixed rate of 5.22% is applied against the notional amount of the swap is paid to or received from Citibank N.A. semi-annually.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For the nine months ended May 31, 2010 and 2009, the Company included the loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended May 31, 2010	$115	$69	$184
Interest expense for the three months ended May 31, 2009	170	36	206
Interest expense for the nine months ended May 31, 2010	345	217	562
Interest expense for the nine months ended May 31, 2009	523	96	581

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of May 31, 2010	Notional Amount as of August 31, 2009
RBTT	$7,425	$8,100
Citibank N.A.	3,375	3,825
Total	$10,800	$11,925

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	May 31, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$602	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments (2)		$602		$625

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $442,000 and $464,000, net of tax, as of May 31, 2010, and August 31, 2009, respectively.

(2)	All derivatives were designated as hedging instruments.

For the respective periods, there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges.

NOTE 13 – ACQUISITION OF NONCONTROLLING INTEREST
In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary for $3.8 million.  The consideration given for this acquisition consisted of cash only.  As of the purchase date, the Company had recorded approximately $886,000 of noncontrolling interest related to the 5% noncontolling interest.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for approximately $2.9 million (the difference between the fair value of consideration paid less the book value of the noncontrolling interest).

NOTE 14 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively “PSC Parties”), which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release include an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold.  On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares, with 6,454 shares remaining to be purchased.  The Company recorded the purchase of the 58,285 shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million for the purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008 (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000.

  No additional cash or non-cash expenditures were incurred during or subsequent to fiscal year 2009 relating to the PSC settlement.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – UNCONSOLIDATED AFFILIATES

The Company reviews and determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the initial nature of the entities (GolfPark Plaza, Price Plaza Alajuela and Newco2) and the continued commitments for additional financing the Company has determined that these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method and has not consolidated these VIE entities.

 Under the equity method the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 412,594 square feet of real estate for the construction of a retail center. As of August 31, 2009, the Company made additional capital contributions of approximately $50,000.  During the nine months ended May 31, 2010, the Company made additional capital contributions of $433,000. As of May 31, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $2.0 million and $2.5 million, respectively. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 232,244 square feet of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2009, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during the nine months ended May 31, 2010. As of May 31, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $1.6 million. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of May 31, 2010 and August 31, 2009 was approximately $444,000 and $428,000, respectively.  The Company has reflected this amount as long-term debt within its consolidated balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of May 31, 2010, there are no commitments to make additional capital contributions to this joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31,	August 31,
	2010	2009
Current assets	$521	$22
Noncurrent assets	6,511	6,252	(1)
Current liabilities	22	41
Noncurrent liabilities	—	—

(1)
Noncurrent assets for the period ended August 31, 2009 have been restated.  The amount previously reported was $10.9 million.  The change was a result of the joint venture, Golf Park Plaza, correcting its application of the International Financial Reporting Standards ("IFRS") valuation of property, plant and equipment.  This change did not have an impact on the Company's previously reported results of operations, financial position or cash flow prepared in accordance with U.S. GAAP.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net loss	$(6)	$(8)	$(11)	$(20)

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of May 31, 2010.  (In thousands).

Entity	Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity
GolfPark Plaza, S.A.	$5,093	$7,111
Price Plaza Alajuela, S.A.	2,594	4,239
Newco2	409	475	(1)
Total	$8,096	$11,825

(1)	The amount includes the imputed interest on the loan from Prico.

The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by PFD Ivanhoe or La Jolla Aviation, Inc. to travel to business meetings in Central America and the Caribbean. The officers of PFD Ivanhoe, Inc. included Sol Price, Robert Price and Jack McGrory, and it was solely owned by The Price Group, whose members included Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. PFD Ivanhoe, Inc. ceased doing business in June 2009 and subsequently was dissolved. La Jolla Aviation, Inc. began operations in July 2009. La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for a portion of the fixed management fee and additional expenses incurred by PFD Ivanhoe or La Jolla Aviation, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed PFD Ivanhoe and reimburses La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $11,000 and $16,000 for these services during the first nine months of fiscal years 2010 and 2009, respectively.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 13 – PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008, fiscal year 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the first nine months of fiscal years 2010 and 2009.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $28,000 and $20,000 in legal expenses with this firm during the first nine months of fiscal years 2010 and 2009, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $949,000 and $861,000 in rental income for this space during the first nine months of fiscal years ended 2010 and 2009, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $217,000 and $190,000 for products purchased from this entity during the first nine months of fiscal years 2010 and 2009, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.4 million and $3.0 million for the first nine months of fiscal years 2010 and 2009, respectively.

Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of November 30, 2009.  Gonzalo Barrutieta, who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $181,000 in rental income and common area maintenance charges for this space during the first nine months of fiscal years 2010 and 2009, respectively.

Relationships with Price Charities: During the first nine months of fiscal years 2010 and 2009, the Company sold approximately $54,000 and $49,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price and Sol Price. The Company also participates in a donation program with Price Charities allowing its members to donate money at the sales register to “Aprender y Crecer” ("Learn and Grow").  The Company remits these collections on a quarterly basis to Price Charities. The Company did not have a liability to Price Charities as of May 31, 2010 and August 31, 2009.

Relationships with Price Plaza Alajuela PPA, S.A.: The Company earned income of approximately $3,000 and $52,000 for advisory and construction service fees during the first nine months of fiscal years 2010 and 2009, respectively, from Price Plaza Alajuela, S.A. (see Note 15-Unconsolidated Affiliates).

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationships with GolfPark Plaza, S.A.: During the first nine months of fiscal year 2010, the Company earned income of approximately $23,000 for advisory and construction service fees from GolfPark Plaza, S.A. (see Note 15-Unconsolidated Affiliates).

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

NOTE 17 – SEGMENTS

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Central American Operations	Caribbean Operations	Reconciling Items(1)	Total
Nine Month Period Ended May 31, 2010
Revenues from external customers	$2,505	$631,437	$396,215	$—	$1,030,157
Intersegment revenues	363,843	—	2,907	(366,750)	—
Depreciation and amortization	(719)	(6,177)	(4,295)	—	(11,191)
Asset impairment and closure (costs) gains	—	—	—	—	—
Operating income	21,473	24,586	8,689	—	54,748
Interest income from external sources	72	291	97	—	460
Interest income from intersegment sources	2,587	617	—	(3,204)	—
Interest expense from external sources	(22)	(1,585)	(252)	—	(1,859)
Interest expense from intersegment sources	(49)	(1,447)	(1,708)	3,204	—
Income from continuing operations before taxes	24,057	22,232	6,670	—	52,959
Provision for income taxes	(4,645)	(9,147)	(3,109)	—	(16,901)
Net income(2)	19,453	13,085	3,560	—	36,098
Assets of discontinued operations	980	—	—	—	980
Long-lived assets (other than deferred tax assets)	26,205	174,397	114,506	—	315,108
Goodwill	—	32,377	5,156	—	37,533
Identifiable assets	46,180	308,218	193,187	—	547,585

Nine Month Period Ended May 31, 2009
Revenues from external customers	$2,826	$558,077	$385,642	$—	$946,545
Intersegment revenues	309,353	—	2,577	(311,930)	—
Depreciation and amortization	(695)	(5,340)	(3,664)	—	(9,699)
Asset impairment and closure (costs) gains	—	(360)	144	—	(216)
Operating income	1,300	25,740	18,578	—	45,618
Interest income from external sources	137	137	43	—	317
Interest income from intersegment sources	2,975	617	—	(3,592)	—
Interest expense from external sources	(33)	(694)	(1,148)	—	(1,875)
Interest expense from intersegment sources	(236)	(2,126)	(1,230)	3,592	—
Income from continuing operations before taxes	4,145	23,662	15,985	—	43,792
Provision for income taxes	(1,416)	(5,955)	(4,326)	—	(11,697)
Net income	2,703	17,707	11,659	—	32,069
Assets of discontinued operations	1,157	—	—	—	1,157
Long-lived assets (other than deferred tax assets)	26,960	158,412	89,785	—	275,157
Goodwill	—	32,601	5,140	—	37,741
Identifiable assets	48,575	270,136	155,138	—	473,849

Year Ended August 31, 2009
Revenues from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Asset impairment and closure (costs) gains	(99)	212	136	—	249
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	(29)	(692)	(979)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Income from continuing operations before taxes	7,847	29,938	17,631	—	55,416
Provision for income taxes	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income	5,690	20,879	15,750	—	42,319
Assets of discontinued operations	900	—	—	—	900
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Identifiable assets	43,544	277,481	166,348	—	487,373

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)
The increase in net income for the nine months ended May 31, 2010 for the United States Operations segment as compared to net income for the nine months ended May 31, 2009 is primarily due to the increase, beginning in fiscal year 2010, of the royalty rates charged by the United States to the Company's foreign subsidiaries with respect to licensing of trademarks and other intellectual property rights.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2010 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

On June 18, 2010, the Company entered into a contract to purchase for approximately $6.0 million, roughly 210,000 square feet of land located in Barranquilla, Colombia, for the construction and operation of a new membership warehouse club, expected to open during the summer of 2011.  The Company can cancel the agreement, which is subject to certain contingencies, within 30 days of June 18 for a cancelation fee of $50,000 and after 30 days for a cancelation fee of approximately $250,000.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks associated with international operations; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 40% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company has taken steps to significantly improve its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's SEC reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2009 filed November 9, 2009 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2010 (fiscal year 2010) and May 31, 2009 (fiscal year 2009), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2010 and 2009 and the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territoy	Number of Warehouse Clubs in Operation (as of May 31, 2010)	Number of Warehouse Clubs in Operation (as of May 31, 2009)	Ownership (as of May 31, 2010)	Basis of Presentation
Panama	4	4	100%	Consolidated
Costa Rica	5	5	100%	Consolidated
Dominican Republic	2	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	4	3	100%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	27	26

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009. Also during fiscal year 2009, the Company acquired property in Panama and Trinidad.  The Company completed construction of a new Panama warehouse club ("Brisas") in April 2010.  The Panama warehouse club, ("Los Pueblos") was closed and relocated to this new site.  The Company completed construction of a new warehouse club in Trinidad ("San Fernando") in April 2010.  This brings the number of warehouse clubs in Trinidad to four.

At the end of May 2010, the total number of warehouse clubs in operation was 27 operating in 11 countries and one U.S. territory, in comparison to 26 warehouse clubs operating in 11 countries and one U.S. territory at the end of May 2009. The average age of the 27 warehouse clubs included in continuing operations was 99 months as of the end of May 2010 and the average age of the 26 warehouse clubs included in continuing operations was 91 months as of  May 31, 2009.

In addition to the warehouse clubs operated directly by the Company there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a royalty fee.

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

General Economic Factors

•
 The economic slowdown in the U.S. and other major world economies had a negative effect on the economies of those countries where PriceSmart operates dating back to the beginning of last calendar year.   Lower expatriate remittances, reduced U.S. demand for exports from Central America (particularly affecting the assembly (“maquila”) export sector in Guatemala, Honduras and the Dominican Republic), and reduced tourism from the U.S. and Europe (particularly affecting Caribbean markets) contributed to a generally weak economic environment in many of the Company’s markets. The Company began to see signs of improving consumer spending in our warehouse clubs in the second fiscal quarter of fiscal year 2010 and those positive trends continued in the current fiscal quarter.  These include:

•
Sales of non-consumable merchandise continued to increase in the third fiscal quarter after declining through much of calendar year 2009 when compared to the same quarter in the prior year.  The two most recent fiscal quarters (quarter 2 and quarter 3) have seen a year over year increase in non-consumable merchandise sales of 8.5% and 16.4%, respectively.

•
The decline in the dollar value of the average transaction, which had been 3.2%, 4.8%, and 4.1% in the last two fiscal quarters of fiscal year 2009 and the first fiscal quarter of fiscal year 2010, declined only 0.6% in the second fiscal quarter of fiscal year 2010 and registered a 4.3% increase in the most recent fiscal quarter compared to the same quarter in the last fiscal year.

•
Comparable warehouse club sales percentage growth has been generally trending upward over the past eight months from a negative growth rate of 1.1% in September to a reduced negative growth rate of 0.3% in October followed by positive comparable warehouse club sales growth rates of 0.8%, 3.5%, 5.8%, and 7.1% in November, December, January, and February, respectively.  In the current fiscal quarter, comparable warehouse sales growth rates were 12.0%, 9.1%, and 10.7% for March, April, and May, respectively.

The Company believes that overall consumer spending may have stabilized and may be increasing in some of its markets, most notably Costa Rica and Panama, which would likely have a positive effect on future sales for the Company.

•
Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to our foreign markets.  Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 78% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Guatemalan quetzale and the Costa Rican colone recently have appreciated relative to the U.S. dollar. We adjust prices on U.S. dollar goods on a periodic basis to maintain our target margins after taking into account changes in exchange rates.  As a result, declines in local currencies relative to the U.S. dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 52% of net warehouse sales, the Company’s margins are not affected by changes in exchange rates and therefore the Company does not adjust prices of these products to address changes in exchange rates.  However, in the case of locally acquired merchandise, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.  With respect to the revaluation of monetary assets and liabilities, the Company recognizes the revaluation (either positive or negative) as an element of net warehouse cost of goods sold and indicates the dollar value of that revaluation, net of reserves, in the discussion on warehouse gross margins.  The Company seeks to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks within certain markets where it is economical to do so and where the risk of devaluation or the level of U.S. dollar denominated liabilities is high.  For example, in March, the Company instituted a local currency denominated long term loan in Honduras ($6.0 million, U.S. dollar equivalent).  The Company also has local currency denominated long term loans in Guatemala and Barbados. The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company’s reported sales or financial results.

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

•
The Company has undertaken or is planning several significant expansions, reconfigurations and/or fixture upgrades of existing warehouse clubs.  These include the expansion of the warehouse clubs in Aruba and Port of Spain, Trinidad that were finalized in fiscal year 2010, adding approximately 9,000 and 900 square feet of sales floor space, respectively.  Significant upgrades to fixtures included the completion of a new produce overstock cooler in the third quarter of fiscal year 2010 within the Barbados warehouse club.  The Company has plans to expand, reconfigure, and/or upgrade clubs and/or fixtures in several more locations over the next 12 months.  Current expectations are that these will include: expansion of the Barbados warehouse club sales floor space of approximately 10,000 square feet; remodeling of the fresh foods area within the Port of Spain, Trinidad warehouse club; the Nicaragua and Tegucigalpa, Honduras warehouse club bakery expansions of approximately 1,000 and 1,350 square feet, respectively; and the Llorente, Costa Rica warehouse club overstock freezer expansion.  These expansions, reconfigurations, and/or upgrades provide for more selling space or increased capacity for stocking merchandise in the warehouse clubs.

•
During the first nine months of fiscal year 2010, the Company contracted for the use of a free trade zone distribution center in Miami, Florida. The Company will incur distribution charges on a per unit basis for this distribution center. The Company entered into a new lease amendment for its Miami frozen distribution center on August 31, 2009, providing for an expansion of 5,000 square feet of leased frozen and refrigerated space. The Company recently entered into a letter of intent to lease approximately 74,000 square feet of warehouse space adjacent to its primary distribution facility located in Miami. The Company intends to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities, which would permit the Company to more efficiently service the PriceSmart warehouse club locations and realize savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. In August 2009, fiscal year 2009, the Company eliminated the Panama distribution center for which the Company incurred distribution charges on a per unit basis. The Company continues to evaluate the supply chain for its merchandise shipments including the most efficient and cost effective routing of shipments from suppliers to the warehouse clubs.

•
The Company offers a co-branded credit card to PriceSmart members in Central America in cooperation with a bank in the region, Credomatic.  During fiscal year 2009, the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in cooperation with a bank in that region, Scotiabank.  The programs allow for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as providing benefits to club members.  Management anticipates that as more members obtain and use the card, the Company will see increased savings related to credit card costs.  Working with Credomatic and Scotiabank, the Company seeks to increase the use of the co-branded cards in those markets in the future.  In the most recent nine month period, bank and credit card expenses improved three basis points as a percent of sales compared to the same period in the prior fiscal year.

•
The Company has an on-going process to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings beyond fiscal year 2010 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  The Company is currently constructing a new warehouse club on the 322,920 square feet site in Santo Domingo, Dominican Republic which was acquired in December 2009.   The Company expects to open this new warehouse club in the fall of 2010.  It will be the second warehouse club in Santo Domingo and the third in the Dominican Republic.  In addition, on June 18, 2010, the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately $6.0 million on which the Company plans to construct a new membership warehouse club expected to open during the summer of 2011.  The Company can cancel the agreement, which is subject to certain contingencies, on or before July 18, 2010 for a cancellation fee of approximately $50,000 and after July 18, 2010 for a cancellation fee of approximately $250,000. The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs.

•
Most PriceSmart real estate is owned rather than leased.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company may have to purchase more land than is actually needed for the warehouse club operation.  As an example, the transaction in which the Company acquired the Alajuela site in Costa Rica included the purchase of land for the PriceSmart warehouse club and a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to the recently opened Brisas site in Panama City.   To the extent that the Company acquires property in excess of what is needed for the warehouse club, the objective is to either sell or develop the excess property.  The excess properties at Alajuela and Brisas are being held for development by the 50/50 joint ventures.  A similar development strategy is being employed for excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.  At the present time, market conditions in these markets are not strongly conducive to property development, but the Company expects to find suitable tenants or acquirers in the future for its property development projects.

Key items for the first nine months of fiscal year 2010 included:

•
Net warehouse club sales increased 8.9% over the prior year, resulting from the opening of a new warehouse club in Costa Rica in April 2009 and most recently the opening of new club in Trinidad on April 30, 2010.  Comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 39 weeks ending May 30, 2010 grew 5.6%.

•
Membership income for the first nine months of fiscal year 2010 increased 9.5% to $14.5 million as a result of an 8% increase in membership accounts from May 31, 2009 to May 31, 2010 and continued strong renewal rates at 85%.

•
Gross profits (net warehouse club sales less associated cost of goods sold) increased 13.1% over the prior year due to increased warehouse sales, and gross margin increased 57 basis points as a percent of net warehouse sales as a result of the positive effect of foreign exchange rate movements, reduced markdowns, improved shrink results, and end-cap income.

•
Selling, general and administrative expenses were 6 basis points higher as a percentage of sales than the same period last year, reflecting the costs associated with an additional warehouse club and the effect of higher payroll and utility costs in the comparable warehouse clubs.

•	Operating income for the first nine months of fiscal year 2010 was $54.7 million, an increase of $9.1 million over the first nine months of fiscal year 2009.

•	Net income attributable to PriceSmart for the first nine months of fiscal year 2010 was $36.1 million, or $1.21 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009

Net warehouse club sales increased 13.9% to $341.2 million in the third quarter of fiscal year 2010 from $299.6 million in the third quarter of fiscal 2009.  The Company’s warehouse club in Alajuela, Costa Rica was in operation for the full three months of the quarter, compared to approximately one half of the third quarter last year.  In addition, the Company’s newest warehouse club in San Fernando, Trinidad was opened on April 30, 2010 and contributed one full month’s of sales in the current quarter.  Sales from these additional clubs contributed approximately 360 basis points to the overall sales growth from the third quarter of fiscal 2009 to the third quarter of fiscal 2010.  The Company experienced strong sales in a number of merchandise categories as a result of the World Cup soccer tournament.  For example, the Company experienced a 22% increase in sales in the electronics merchandise category in the quarter compared to the same quarter last year.  While only one of the Company’s markets was in the tournament (Honduras), the World Cup generates significant interest across all of the countries in which PriceSmart does business and will likely have a continued positive impact on sales in the first part of the fourth fiscal quarter.  In addition, the strength of the Costa Rican currency relative to the U.S. dollar has made the imported merchandise relatively more affordable and contributed to increased demand in the Company’s largest single market.  The Costa Rican colone has appreciated approximately 6.32% against the U.S. dollar from the third fiscal quarter of last year to the third fiscal quarter of this year.  Sales of non-consumable merchandise continued to show improvement in the quarter with growth of 16.4% in the third fiscal quarter of this year compared to the third fiscal quarter of last year. This is now two consecutive quarters of sales growth in this merchandise category after the Company experienced negative sales growth in the prior three fiscal quarters.  Sales transactions in the period grew 9.2%, and the average dollar value of those transactions increased by 4.3%, reversing the trend of four consecutive fiscal quarters in which the Company experienced negative growth in the average dollar value of transactions.

	Warehouse Club Sales for the Three Months Ended
	May 31, 2010		May 31, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$212,240	62.2%	$178,966	59.7%	$33,274	18.6%
Caribbean	128,975	37.8%	120,605	40.3%	8,370	6.9%
	$341,215	100.0%	$299,571	100.0%	$41,644	13.9%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 10.6% for the 13-week period ended May 30, 2010, compared to the same period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until July 2011.  Similarly, the sales related to the Costa Rican warehouse club which opened in April 2009 will be included in the calculation of comparable warehouse club sales in July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the third quarter of fiscal year 2010 increased $9.2 million to $52.9 million, or 15.5% of net warehouse club sales, from $43.7 million, or 14.6% of net warehouse club sales in the third quarter of fiscal year 2009. The increase in warehouse gross profit margin dollars was due to higher sales and a 92 basis point improvement in gross profit margin as a percentage of sales resulting from reduced markdowns on merchandise, strong end-cap activity, and improvements in shrink results.  Foreign exchange effects also contributed positively.   In the current quarter, the Company recorded $700,000 (0.21% of sales) in foreign exchange related gains compared to $23,000 (0.01% of sales) in foreign exchange related costs in the third quarter of fiscal year 2009. The countries that accounted for the majority of the year-over-year change in foreign exchange effect in the quarter were Guatemala and Costa Rica.  The improving sales of non-consumable discretionary products did not itself have a material impact on the Company’s net warehouse margin as a percent of sales.

Membership income, which is recognized into income ratably over the one-year life of the membership, increased 11.9% to $5.1 million in the third quarter of fiscal year 2010, compared to $4.5 million in the third quarter of fiscal year 2009. Total membership accounts increased approximately 22,000 in the quarter and as of the end of May 2010 were approximately 693,000, an increase of approximately 52,000 accounts over the end of May 2009.  The membership renewal rate for the 12-month periods ended May 31, 2010 and 2009 was approximately 85%.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations (“demo income”), and fees earned from licensees.  Other income was $1.5 million in the third quarter of fiscal year 2010 and $1.4 million in the third quarter of fiscal year 2009, resulting primarily from an increase in demo income of approximately $130,000.

Warehouse club operating expenses increased 12.8% to $31.8 million, or 9.3% of net warehouse club sales, in the third quarter of fiscal year 2010 from $28.2 million, or 9.4% of net warehouse club sales, in the third quarter of fiscal year 2009.  Of the $3.6 million increase, approximately $869,000 related to the cost of operating additional warehouse clubs in the current quarter compared to the same quarter a year ago.  Of the 25 comparable warehouse clubs, $1.0 million of the increase in warehouse club operating expenses was for increased payroll-related expenses, including stock-based compensation expense, and $731,000 was related to increased utilities costs in the countries.  Credit card costs increased by $218,000, in line with the sales growth.  Depreciation expense associated with the construction of a new club in Panama City into which an existing warehouse club was relocated, the construction of a new warehouse club in Trinidad increasing the total warehouse clubs in Trinidad to four, various expansions and other capital investments increased $476,000 from the same period a year ago.

General and administrative expenses increased to $8.8 million in the third quarter of fiscal 2010 from $8.0 million in the third quarter of fiscal year 2009.  General and administrative expenses were 2.6% of net warehouse sales for 2010 and 2.7% of net warehouse sales in 2009.  The $763,000 increase included increased salaries, benefits and travel costs for the Company's corporate and U.S. buying operations, including stock-based compensation expense, of $1.1 million offset by reduced costs for professional, audit, and tax services.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the third quarter of fiscal year 2010 were $840,000, related to the relocation of an existing warehouse club in Panama City which was completed on April 9, 2010 and the new warehouse club in Trinidad which opened on April 30, 2010.  Last fiscal year, the Company incurred $344,000 of pre-opening expenses in the third quarter related to the Costa Rica warehouse club which opened in April 2009.

Operating income for the quarter was $18.1 million, or 5.3% of net warehouse club sales, compared to $13.2 million, or 4.4% of net warehouse club sales, in the third quarter of fiscal year 2009.

 Interest income reflects earnings on cash and cash equivalent balances. Interest income was $122,000 in the third quarter of fiscal year 2010, compared to $76,000 in the third quarter of fiscal year 2009.

Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. Interest expense was $595,000 in the third quarter of fiscal year 2010, compared to $685,000 in the third quarter of fiscal 2009.  The Company had more debt in the current quarter compared to the same quarter a year ago.  During the  third quarter of fiscal year 2010, the Company capitalized approximately $674,000 of interest related to the construction of new warehouse clubs. The Company did not capitalize any interest during the third quarter of fiscal year 2009.

Tax expense for the third quarter of fiscal year 2010 was $5.3 million on pre-tax income of $17.4 million, as compared to $4.0 million of tax expense on pre-tax income of $12.7 million for the third quarter of fiscal year 2009. The effective tax rate for the third quarter of fiscal year 2010 was 30.6% as compared to 31.3% for the third quarter of fiscal year 2009.

 For the third quarter of fiscal year 2010, the Company reported approximately $6,000 in losses from its unconsolidated affiliates in Costa Rica and Panama, compared to $8,000 in losses in fiscal year 2009. This was primarily due to legal and administrative costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest. Noncontrolling interest stockholders’ respective share of net income was $20,000 in the third quarter of fiscal year 2010. In the same period last year, the joint ventures for which there was a noncontrolling stockholder interest generated income, of which $61,000 was allocated to the noncontrolling stockholders’ interest.  In the current quarter, the Company acquired the 5% interest in the Company’s Trinidad subsidiary which it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company.

Income from continuing operations attributable to PriceSmart for the third quarter of fiscal year 2010 was $12.0 million, compared to $8.6 million in the same quarter last year.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 2010 AND 2009

Net warehouse club sales increased 8.9% to $1,008.8 million in the first nine months of fiscal 2010 from $926.3 million in the first nine months of fiscal 2009.  The growth in sales in the current period was partially due to the additional warehouse club which opened in Costa Rica in April 2009 and to a lesser extent the additional warehouse club which opened in Trinidad on April 30, 2010. In total these new clubs contributed approximately 460 basis points of growth for the nine month period.  Collectively, the other 26 warehouse clubs experienced sales growth of 5.3% in the first nine months of fiscal year 2010, compared to the first nine months of fiscal year 2009. Sales transactions in the period grew 9.1%, and the average dollar value of those transactions in the most recent nine month period experienced no growth as the negative growth in average transaction value experienced in quarters one and two of the fiscal year (4.1% and 0.6%, respectively) offset the 4.3% growth in average transaction value experienced in the third fiscal quarter.  Food and consumable sales grew 9.2%, and non-consumable product sales grew 7.1%, reflecting a continuing improving trend in non-consumable sales.  Sales of non-consumable merchandise, most notably electronics, were strong in the most recent quarter partially due to the strength of the local currency in Costa Rica relative to the U.S. dollar and consumer demand increases resulting from the World Cup soccer tournament. The Company believes that there is a generally improving economic environment in our markets.

	Nine Months Ended May 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
	(Dollar amounts in thousands)
Central America	$618,249	61.3%	$546,123	59.0%	$72,126	13.2%
Caribbean	390,511	38.7%	380,206	41.0%	10,305	2.7%
	$1,008,760	100.0%	$926,329	100.0%	$82,431	8.9%

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 5.6% for the 26-week period ended May 30, 2010, compared to the same 26-week period last year. The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until July 2011.  Similarly, the sales related to the Costa Rican warehouse club which opened in April 2009 will be included in the calculation of comparable warehouse club sales in July 2010.

The Company’s warehouse gross profit margin (defined as net warehouse club sales less associated cost of goods sold) in the first nine months of fiscal year 2010 increased $17.8 million to $153.9 million, or 15.3% of net warehouse club sales, from $136.1 million, or 14.7% of net warehouse club sales. The increase in warehouse gross profit margin dollars was due to higher sales and a 57 basis point improvement in gross profit margin as a percentage of sales. Foreign currency exchange effects contributed 28 basis points of margin improvement for the nine month period. In the current nine month period, the Company recorded $1.5 million (0.15% of sales) in foreign exchange related gains compared to $1.3 million (0.14% of sales) in foreign exchange related costs in the first nine months of fiscal year 2009. The countries that accounted for the majority of the year-over-year change were Guatemala, Costa Rica, and Jamaica. The Company had improvements in markdowns and shrink results as a percentage of sales compared to the prior year and increased end-cap income which more than offset the margin impact of targeted reduced prices in the period.  The increased sales of consumable products relative to non-consumable discretionary products did not have a material impact on the Company’s net warehouse margin.

                  The number of membership accounts increased by approximately 42,000 during the first nine months of fiscal year 2010 and by approximately 52,000 from May 2009.  Membership income, which is recognized into income ratably over the one-year life of the membership, increased 9.5% to $14.5 million, or 1.4% of net warehouse club sales in the first nine months of fiscal year 2010, compared to $13.3 million, or 1.4% of net warehouse club sales, in the first nine months of fiscal year 2009. The membership renewal rate for the 12-month periods ended May 31, 2010 and 2009 was 85%. Total membership accounts as of the end of May 2010 were approximately 693,000.

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations (“demo income”), and fees earned from licensees.  Other income was $4.4 million for the first nine months of fiscal year 2010 and $4.2 million in the first nine months of fiscal year 2009.  The increase in the most recent nine month period is due to increased demo income of approximately $477,000 offset by decreased rental income of $172,000.  The first nine months of fiscal year 2009 contained an increase in rental income of $279,000 based upon revised calculations which did not impact future periods.

Warehouse club operating expenses increased 9.6% to $92.1 million, or 9.1% of net warehouse club sales, in the first nine months of fiscal year 2010 from $84.0 million, or 9.1% of net warehouse club sales, in the first nine months of fiscal year 2009.  The costs associated with operating additional warehouse clubs in the period compared to the prior year was $2.6 million.  Of the $8.1 million increase attributable to the same 25 warehouse clubs, $2.9 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $1.2 million due to an increase in utility rates after the Company experienced savings in the first nine months of fiscal year 2009.  Depreciation expense increased $778,000 from the first nine months of fiscal year 2009 related to ongoing capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua, the completion of the warehouse club in Panama City, Panama which resulted in a relocation of an existing warehouse club and the construction of a new warehouse club in Trinidad increasing the total warehouse clubs in Trinidad to four.  Increased costs for repairs and maintenance and security services added $271,000 and $176,000, respectively.

General and administrative expenses increased to $25.0 million for the first nine months of fiscal year 2010, compared to $23.3 million in the first nine months of fiscal year 2009. Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including expenses associated with stock compensation, and additional travel expenses accounted for the majority of the increase.

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.  Pre-opening expenses in the first nine months of fiscal year 2010 were $1.1 million, related to the new warehouse club in Trinidad which opened in April of 2010 and the relocated warehouse club in Panama.

There were no asset impairment charges in the current period.  In the first nine months of fiscal year 2009, the Company incurred a charge related to the closed, but subleased, Guatemala Plaza location.  The Company subsequently entered into an agreement to remove itself from any further obligations for this location.

Operating income for the first nine months of fiscal year 2010 was $54.7 million, or 5.4% of net warehouse club sales, compared to $45.6 million, or 4.9% of net warehouse club sales, in the first nine months of fiscal year 2009.

 Interest income reflects earnings on cash and cash equivalent balances. Interest income was $460,000 in the first nine months of fiscal year 2010, compared to $317,000 in the first nine months of fiscal year 2009. The increase primarily reflects higher balances on deposits.

 Interest expense reflects borrowings by the Company’s majority or wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. Interest expense was $1.9 million in the first nine months of fiscal year 2010 and 2009.  The Company had more debt in the current nine month period compared to the same period a year ago.  In the first nine months of fiscal year 2010, the Company capitalized approximately $1.5 million of interest related to the construction of new warehouse clubs. The Company did not capitalize any interest during the first nine months of fiscal year 2009.

Tax expense for the first nine months of fiscal year 2010 was $16.9 million on pre-tax income of $53.1 million, as compared to $11.7 million of tax expense on pre-tax income of $44.0 million for the first nine months of fiscal year 2009. The effective tax rate for the first nine months of fiscal year 2010 was 31.8%, as compared to 26.6% for the first nine months of fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) the Company reversed approximately $193,000 of  previously accrued income tax liability for uncertain tax positions due to a lapse in various statues of limitations in the first nine months of fiscal year 2010, as compared to  a reversal of approximately $2.2 million in the first nine months of fiscal year 2009.

For the first nine months of fiscal year 2010, the Company reported approximately $11,000 in losses from its unconsolidated affiliates in Costa Rica and Panama, compared to $20,000 in losses in fiscal year 2009. This was primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading "Liquidity and Capital Resources-Financing Activities." The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest. Noncontrolling interest stockholders’ respective share of net income was $132,000 in the first nine months of fiscal year 2010, compared to $211,000 in the first nine months of fiscal year 2009.  In the current quarter, the Company acquired the 5% interest in the Company’s Trinidad subsidiary which it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company.

Income from continuing operations attributable to PriceSmart for the first nine months of fiscal year 2010 was $36.1 million, compared to $32.1 million in the same period last year.

Discontinued operations, net of tax are the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam. In the first nine months of fiscal year 2010, the Company recognized income of $40,000, compared to a loss of $27,000 in the same period in fiscal year 2009.  In both cases, these amounts related to the closed Guam location, which is subleased to a tenant, net of expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company had $55.1 million in consolidated cash and cash equivalents as of May 31, 2010, compared to $39.0 million in consolidated cash and cash equivalents as of May 31, 2009. Operating activities contributed cash to operations through net income during the period. The Company used a portion of its cash and cash equivalents and cash generated by operations and financing activities for the construction of property for new warehouse clubs, for investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs and for the acquisition of the remaining 5% noncontrolling interest in Trinidad.  The activities related to the construction of properties consisted primarily of warehouse club development in Panama (“Brisas”), Trinidad (“San Fernando”) and the Dominican Republic (“Arroyo Hondo”).  In Panama, the Company relocated an existing warehouse club to the new site and leased the existing site after the relocation occurred.  The new site was completed during April 2010.  In December 2008, the Company acquired approximately 333,684 square feet of land in Trinidad upon which it constructed a new warehouse club, which brought the number of warehouse clubs in that country to four.  This new warehouse club opened in April 2010.  In December 2009, the Company acquired approximately 322,920 square feet of real estate in Northwest Santo Domingo, Dominican Republic upon which the Company will construct a new warehouse club, which will bring the number of warehouse clubs in that country to three.  This new warehouse club is expected to be open in the fall of 2010.  Financing activities were primarily related to the proceeds received from bank borrowings, payments on bank borrowings, the establishment of a certificate of deposit held against a loan, and the purchase of treasury stock from officers and employees upon the vesting of restricted stock to fund the associated tax withholdings and the payment of dividends.

Net cash flows provided by operating activities were approximately $51.1 million in the first nine months of fiscal year 2010, compared to cash provided by operating activities of $37.7 million in the first nine months of fiscal year 2009.  Net income increased by approximately $3.9 million to $36.2 million in the first nine months of fiscal year 2010, compared to $32.3 million in the first nine months of fiscal year 2009.  Net income included approximately $16.6 million in non-cash related expenses consisting of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities of approximately $11.2 million, $2.3 million, $2.9 million and $200,000, respectively.  In the first nine months of fiscal year 2010, net cash provided by continuing operating activities included cash use of approximately $17.2 million to increase inventories to open the San Fernando warehouse club and meet higher sales demand.  Changes in operating assets and liabilities provided approximately $15.4 million of cash in the first nine months of fiscal year 2010.  Cash provided by operating activities during the first nine months of fiscal year 2009, resulted primarily from the increased net income of approximately $5.4 million to $32.3 million.  Net income included approximately $12.1 million in non-cash related expenses.  This was principally composed of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $9.7 million, ($701,000), $2.7 million and $392,000, respectively.  In the first nine months of fiscal year 2009, net cash provided by continuing operating activities included cash provided of approximately $904,000 to decrease inventories due to softer sales demand as a result of the world economic slowdown.  Changes in operating assets and liabilities used cash of approximately $7.6 million in the first nine months of fiscal year 2009.

Net cash used in investing activities was approximately $42.3 million and $43.9 million in the first nine months of fiscal years 2010 and 2009, respectively.  Additions to property and equipment used approximately $38.2 million of cash in the first nine months of fiscal year 2010.  The Company acquired additional land in the Dominican Republic for approximately $6.7 million.  The Company continued with the construction of new warehouse club sites and the expansion of existing warehouse clubs in Central America and the Caribbean.  Construction costs within the Central America and Caribbean segments for the first nine months of fiscal year 2010 were approximately $8.6 million and $15.1 million, respectively.  Fixtures and equipment expenditures within the Central America, Caribbean and U.S. segments for the first nine months of fiscal year 2010 were $5.1 million, $1.4 million and $197,000, respectively.  The Company utilized approximately $995,000 for the acquisition of software and computer hardware in the first nine months of fiscal year 2010.  In addition the Company recorded an increase in its investment in the Panama joint venture of $433,000 and used approximately $3.8 million for the acquisition of the remaining 5% noncontrolling interest of the Trinidad subsidiary, bringing its total ownership of the subsidiary to 100%.  Net cash used in investing activities was $43.9 million in the first nine months of fiscal year 2009.  Additions to property and equipment of $38.5 million were principally related to the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million, the acquisition of a small parcel of land adjacent to an existing warehouse club in Costa Rica for approximately $142,000 and land in Trinidad for approximately $4.5 million.  The Company continued with the construction of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  Construction costs within these segments for the nine-month period ended May 31, 2009 were approximately $9.8 million, $6.6 million and $356,000, respectively.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansion in Central America, the Caribbean and the United States.  The Company utilized approximately $6.3 million, $2.7 million and $596,000, respectively for the nine months ended May 31, 2009 for these items.  The Company utilized approximately $1.3 million for the acquisition of software and computer hardware for the first nine months of fiscal year 2009.  The Company released approximately $408,000 in restricted cash, previously held as a deposit for land purchases, which lowered the cash used in investing activities. The Company also utilized cash for investing activities for the purchase of 50% interest in joint ventures located in Costa Rica and Panama and for additional capital contributions for such joint ventures of approximately $7.6 million. The Company collected a $2.1 million note receivable from the sale of a warehouse club in the Dominican Republic.

Net cash provided by financing activities was approximately $2.7 million in the first nine months of fiscal year 2010.  Cash provided was primarily a result of obtaining new bank loans offset by the establishment of a certificates of deposit held against a loan and payments on loans on existing bank loans for a net effect of $10.3 million of cash provided, proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $790,000, and proceeds from contributions from stockholders of $396,000. These proceeds were offset by cash used for a cash payment of dividends to stockholders in February 2010 of approximately $7.4 million and the purchase of treasury stock related to the vesting of restricted stock awards for $1.4 million.  Net cash used in financing activities for the first nine months of fiscal year 2009 was $4.3 million, consisting primarily of $12.1 million used for payments of cash dividends to stockholders on October 31, 2008 and February 27, 2009. The Company received approximately $2.3 million of net cash from short-term loans and approximately $6.8 million from long-term loans.  The Company used approximately $1.1 million to repurchase shares of restricted stock upon vesting to fund associated tax witholdings.  The Company obtained a long-term loan for approximately $9.5 million in February 2009 from a commercial bank in Trinidad.

Financing Activities

On March 16, 2010, the Company’s Honduras subsidiary entered into a loan agreement based in Honduran Lempiras, with a variable interest rate of 11.25%, to be periodically reviewed and re-set with a 30 day notice of change in the rate, with Banco Del Pais, S.A. for the equivalent amount of $6.0 million, to be paid over five years.  Early payment of the loan is permitted.  On March 16, 2010, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial rate of 3.875%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan obtained on March 16, 2010, for the period of time that the loan agreement is open.  The Company entered into this loan and certificate of deposit agreement consistent with its strategy to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks where it is economical to do so and where risk of devaluation or the level of U.S. dollar denominated liabilities is high.

On  January 12, 2010, the Company’s Honduras subsidiary entered into a loan agreement  with an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $6.0 million to be paid over five years.  The loan agreement contains a balloon payment at the end of the loan term of approximately $3.1 million. As of July 1, 2010, the interest on this loan will be at a fixed rate of 5.5%.

On September 1, 2009, the Company’s El Salvador subsidiary entered into a loan agreement with an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4% with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years.  The loan agreement contains a balloon payment at the end of the loan term of $4.1 million. As of July 1, 2010, the interest on this loan will be at a fixed rate of 5.5%.

In the fourth quarter of fiscal year 2009, the Company’s Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia for the amount of $10.0 million to be paid over a five year term.  The variable interest rate is set at the greater of 7.5% or 30-day LIBOR plus 4%.  The interest rate resets every 30 days. As of July 1, 2010, the interest on this loan will be at a fixed rate of 5.5%.

In the third quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into a 6.77% fixed interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for the amount of $9.5 million to be paid over a 10 year term.

In the first quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into an interest rate swap agreement with the Royal Bank of Trinidad & Tobago LTD (“RBTT”) for a notional amount of $8.9 million. This swap agreement was entered into to fix the interest rate of a $9.0 million loan.  The loan has a variable interest rate of one year London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%.  Under the swap agreement, the Company will pay a fixed rate of 7.05% for a term of approximately five years (until September 26, 2013).  The notional amount of $8.9 million is scheduled to amortize to $4.5 million over the term of the swap.  The LIBOR reset dates for the loan and the notional amount on the interest rate swap are effective annually on August 26.  As the interest rate swap is fixed at 7.05%, the difference between the actual floating rate (one year LIBOR plus a margin of 2.75%) and the fixed rate of 7.05% applied against the notional amount of the swap is paid to or received from RBTT monthly.

The Company, through its subsidiaries, has entered into two interest rate swap agreements, including the one described in the paragraph above, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate charge for a term appoximately the same as the variable rate loans being hedged.  The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  Accordingly, the Company has designated the two interest rate swap agreements as hedging instruments.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

	Liability Derivatives
	May 31, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$602	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments (2)		$602		$625

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $442,000 and $464,000, net of tax, as of May 31, 2010, and August 31, 2009, respectively.

(2)	All derivatives were designated as hedging instruments.

 Short-Term Borrowings and Long-Term Debt

As of May 31, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had approximately $3.6 million and $2.3 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $28.0 million, which can be used as lines of credit or to issue letters of credit. As of May 31, 2010, lines and letters of credit totaling approximately $4.5 million were outstanding under these facilities, leaving approximately $23.5 million available for borrowing.

As of May 31, 2010 and August 31, 2009, the Company, together with its majority or wholly owned subsidiaries, had $57.4 million and $41.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $20.0 million, offset by the normally scheduled payments of principal for approximately $4.3 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $83.3 million and $61.0 million as of May 31, 2010 and August 31, 2009, respectively.

Contractual Obligations

As of May 31, 2010, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest (1)(7)	$11,427	$21,552	$28,514	$11,406	$72,899
Operating leases (2)(3)	6,356	11,208	11,545	46,684	75,793
Additional capital contribution commitments to joint ventures (4)	3,663	—	—	—	3,663
Equipment lease(5)	71	—	—	—	71
Distribution center services(6)	125	72	—	—	197
Total	$21,642	$32,832	$40,059	$58,090	$152,623

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of May 31, 2010 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $1.1 million; sublease income for this location is approximately $1.5 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $558,000 to reflect the amounts net of sublease income.
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
(7)
As of July 1, 2010, contractual obligations on long-term debt and interest will change as a result of changes to the interest rates on loans with Scotia Bank totaling approximately $22.5 million.  The interest rate was changed to a fixed rate of 5.5%.  This will result in a reduction of long-term interest payments of approximately $1.5 million, versus the amounts projected above, as of May 31, 2010 over the next five years.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2010, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. As a result of this review, the Company concluded that a valuation allowance was required with respect to deferred tax assets for certain subsidiaries, as well as certain U.S. deferred tax assets.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2010 of approximately $32.4 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of May 31, 2010, the Company has classified uncertain income tax positions as $3.3 million in long-term income taxes payable and approximately $19,000 in long-term deferred tax liabilities. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of May 31, 2010, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. For example, the Company recorded an impairment charge of approximately $449,000 in fiscal year 2008 to write-down the long-lived assets utilized for bulk packaging in the Central America and Caribbean business segments after the Company moved toward outsourcing bulk packaging of consumable merchandise. The Company has not recorded any significant impairment charges during the first nine months of fiscal year 2010.

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

FASB ASC 810

In December 2009, the FASB amended guidance and changes on how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

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

FASB ASC 323

In October 2008, the FASB amended guidance on equity method investment accounting considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions are the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009. Because this guidance relates specifically to transactions recorded by the Company as required by the guidance there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

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

The Company, primarily through wholly owned subsidiaries, conducts operations primarily in Central America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2010, the Company had a total of 27 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 20 of which operate under currencies other than the U.S. dollar. For the first nine months of fiscal year 2010, approximately 78% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $1.5 million and ($1.3 million) for the first nine months of fiscal year 2010 and 2009, respectively. Translation adjustment gains/(losses) from the Company’s share of non-U.S. denominated subsidiaries and investment in affiliates, resulting from the translation of the assets and liabilities of these companies into U.S. dollars were approximately $265,000 and ($3.4 million) for the first nine months of fiscal year 2010 and 2009, respectively.  For the first nine months of fiscal years 2010 and 2009, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $13,000 net of tax and ($621,000), respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of May 31, 2010:

Country/Territory	Number of Warehouse Clubs In Operation	Anticipated Warehouse Club Openings in FY 2010-2011	Currency
Colombia	—	1(3)	Colombia Peso
Panama	4	—	U.S. Dollar
Costa Rica	5	—	Costa Rican Colon
Dominican Republic	2	1(2)	Dominican Republic Peso
Guatemala	3	—	Guatemalan Quetzal
El Salvador	2	—	U.S. Dollar
Honduras	2	—	Honduran Lempira
Trinidad	4	—	Trinidad Dollar
Aruba	1	—	Aruba Florin
Barbados	1	—	Barbados Dollar
U.S. Virgin Islands	1	—	U.S. Dollar
Jamaica	1	—	Jamaican Dollar
Nicaragua	1	—	Nicaragua Cordoba Oro
Totals	27 (1)	2

(1)
The Company opened a warehouse club in April fiscal year 2010 in Trinidad (“San Fernando”).  The Company also moved an existing warehouse club in Panama City, Panama (“Los Pueblos”) to a new site (“Brisas”) in April fiscal year 2010.  The Company opened a warehouse club in fiscal year 2009 in Costa Rica.

(2)	This warehouse club is expected to open in fall of 2010 (Arroyo Hondo).
(3)	This warehouse club is expected to open in the summer of 2011.

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes. There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The Company faces difficulties in the shipment of and inherent risks in the acquisition and importation of merchandise to its warehouse clubs. For example, the Company acquires merchandise sold within its warehouse clubs from a number of suppliers, including large multi-national suppliers who sometimes also operate through local subsidiaries and distributors.  The acquisition of merchandise, either directly from the parent company or through a local subsidiary or distributor, are subject to change from time to time based on changes initiated by the supplier and for reasons beyond the control of the Company. Significant changes or disruptions in how the Company acquires merchandise from these suppliers could negatively affect the Company's access to such merchandise, as well as the cost of merchandise to the Company and hence its members, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The following table shows the shares acquired by the Company upon forfeiture of restricted shares during the quarter ended May 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
March 1, 2010 — March 31, 2010	2,649	$23.46	—	—
April 1, 2010 — April 30, 2010	—	—	—	—
May 1, 2010 — May 31, 2010	—	—	—	—
Total	2,649	$23.46	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

 ITEM 5.            OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.2*	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.3*	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2010.

10.4	Stock Purchase Agreement made and entered into effective as of May 5, 2010 by and among PriceSmart Exempt SRL, and Brisbane Trading International, Inc.

10.5	Loan Agreement between PriceSmart Honduras, a subsidiary of PriceSmart Inc, and Banco del Pais, S.A.

10.6	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: July 9, 2010	By:	/s/ ROBERT E. PRICE
Robert E. Price
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2010	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)