Form 10-K
period 2010-08-31
PRICESMART INC
filed 2010-11-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No  ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $375,398,825, based on the last reported sale price of $21.40 per share on the NASDAQ Global Select Market on February 26, 2010.

As of November 1, 2010, 29,897,909 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2010 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 2011 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2010

i

PART I

Item 1. Business

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” "anticpated," “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2010 and 2009, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2010)	Number of Warehouse Clubs in Operation (as of August 31, 2009)	Anticipated warehouse club openings in FY 2011	Ownership (as of August 31, 2010)	Basis of Presentation
Colombia	—	—	1	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	—	100%	Consolidated
Dominican Republic	2	2	1	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	3	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	27	26	2

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

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009. Also during fiscal year 2009, the Company acquired property in Panama and Trinidad.  The Company completed construction of a new Panama warehouse club ("Brisas") in April 2010.  The Panama warehouse club, ("Los Pueblos") was closed and relocated to this new site.  The Los Pueblos site is currently being leased with the lessee having an option to buy.  The Company completed construction of a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.  The Company constructed a new warehouse club on its 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”) which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.  On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million.

During the third quarter of fiscal year 2010 the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.

As of August 31, 2010, the total number of warehouse clubs in operation was 27 operating in 11 countries and one U.S. territory, in comparison to 26 warehouse clubs operating in 11 countries and one U.S. territory as of August 31, 2009. The average age of the 27 warehouse clubs in operation was 102 months as of August 31, 2010 and the average age of the 26 warehouse clubs in operation was 94 months as of August 31, 2009.

In addition to the warehouse clubs operated directly by the Company there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through wholly owned subsidiaries operating in Latin America and the Caribbean using the trade name “PriceSmart.” The warehouse clubs sell basic high quality consumer goods at low prices to individuals and businesses. Sales are typically comprised of approximately 48% U.S. and other internationally sourced merchandise and approximately 52% locally sourced merchandise. By offering low prices on high quality brand name and private label merchandise to its members, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

The Company ships its U.S. and other internationally sourced merchandise directly to its warehouse clubs or to the Company’s consolidation points (“distribution centers”). The goods are allocated for container-based shipment via ocean freight from the distribution centers to the Company’s individual warehouse clubs, thereby maximizing freight volume per shipment in order to lower supply chain costs.

The typical no-frills warehouse club-type buildings range in size from 48,000 to 84,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products.  Ancillary services include food courts, tire centers, and photo centers.  All shoppers pay an annual membership fee.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Latin America and the Caribbean that sell high quality merchandise at low prices to PriceSmart members and that provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, and locally sourced products to its small business and consumer members in a warehouse club format providing high value to its members. By focusing on providing high value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and increase membership, which in turn will allow for further efficiencies, resulting in price reductions and improved value to its members.

Membership Policy

PriceSmart believes that membership reinforces customer loyalty. In addition, membership fees provide a continuing source of revenue, which is passed on to its members in the form of lower prices on merchandise. PriceSmart has two types of members: Business and Diamond (individual).

Businesses qualify for Business membership. PriceSmart promotes Business membership through its marketing programs and by selling products primarily targeting small businesses like restaurants, hotels and convenience stores. Business members pay an annual membership fee of approximately $25 for a primary and secondary membership card and approximately $10 for additional add-on membership cards. Diamond (individual) members generally pay an annual membership fee of approximately $20 and approximately $10 for an add-on membership card.  Currently, the average fee per membership account is approximately $29.

The Company recognizes membership income over the 12 month term of the membership. Deferred membership income is presented separately on the consolidated balance sheet and totaled $9.7 million and $8.3 million as of August 31, 2010 and 2009, respectively. PriceSmart's membership agreements contain an explicit right to refund if its customers are dissatisfied with their membership.  The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

The Company focuses its management attention on improving the operations of its current locations and believes that its existing sites provide the opportunity for improved sales and profitability.  However, the Company continues to evaluate various options for expansion, particularly in the countries in which it has already established a strong market presence. In that regard, the Company announced in fiscal year 2009 that it had entered into agreements to acquire properties in Panama, Trinidad and Costa Rica for the construction of new warehouse clubs.  The new Costa Rica warehouse club, the fifth PriceSmart warehouse club in that country, opened in April 2009.  The Company completed construction of a new Panama warehouse club ("Brisas") in April 2010.  The Panama warehouse club ("Los Pueblos") was closed and relocated to this new site.  The Los Pueblos site is currently being leased with the lessee having an option to buy. The Company completed construction of a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.   The Company constructed a new warehouse club on its 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”) which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.  On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million.  The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs.

Related to the acquired sites in Panama and Costa Rica, the Company entered into joint venture agreements with local business people in each country.  These joint ventures purchased additional land adjacent to the Company’s warehouse club sites and are developing commercial shopping centers.

The Company is also expanding its leased distribution center located in Miami. The Company recently negotiated its existing lease, adding approximately 74,000 square feet of warehouse space adjacent to its primary distribution facility. The Company intends to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities, which would permit the Company to more efficiently service the PriceSmart warehouse club locations and realize savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs.

International Licensee Business

There is one facility in operation in Saipan, Micronesia licensed to and operated by local business people at the end of fiscal year 2010, through which the Company earns a small royalty fee.

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

Competition

The Company’s international merchandising business competes with a wide range of international, regional, national and local retailers and wholesalers, including supermarkets, supercenters, general merchandise chains and specialty chains.  The Company’s industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service.  Some of the Company’s competitors may have greater resources, buying power and name recognition.  Additional competitors might decide to enter the markets in which the Company operates, and the Company’s existing competitors might compete more effectively against the Company including establishing a club format which might directly compete with the Company. The Company might be required to implement price reductions in order to remain competitive if any of the Company’s competitors reduce prices in any of the Company’s markets.

Employees

As of August 31, 2010, the Company and its consolidated subsidiaries had a total of 4,728 employees. Approximately 95% of the Company's employees were employed outside of the United States.

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

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as the Company’s other public filings with the U.S. Securities and Exchange Commission.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts and other crimes; (vi) limitations on U.S. company ownership in certain foreign countries; (vii) product registration, permitting and regulatory compliance; (viii) volatility in foreign currency exchange rates; (ix) the financial and other capabilities of the Company's joint venturers and licensees; and (x) general political as well as economic and business conditions.  For example, during fiscal year 2009, Honduras experienced a period of political unrest resulting in street demonstrations and government mandated curfews which caused the Company’s Honduras operations to experience some disruption, with store hours being reduced consistent with the curfews.  Sales, banking transactions and merchandise shipments were not materially affected.  However, a situation similar to that which occurred in Honduras could happen elsewhere and result in disruption of the Company’s sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on the Company's business and results of operations.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2010, the Company had in operation 27 warehouse clubs in 11 countries and one U.S. territory (five in Costa Rica; four each in Panama and Trinidad; three in Guatemala; two each in the Dominican Republic, El Salvador and Honduras; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  The Company constructed a new membership warehouse club in the Dominican Republic (“Arroyo Hondo”), that opened on November 5, 2010. The Company also plans to construct a new membership warehouse club in Colombia that is expected to open during the summer of 2011. The Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional or expanded facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or failure to retain effective personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

 The Company faces significant competition. The Company's international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition. There can be no assurance that additional competitors will not decide to enter the markets in which the Company operates or that the Company's existing competitors will not compete more effectively against the Company including establishing a club format which might directly compete with the Company. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

The Company faces difficulties in the shipment of and inherent risks in the acquisition and importation of merchandise to its warehouse clubs. The Company's warehouse clubs typically import nearly half or more of the merchandise that they sell, which originates from various countries and is transported over long distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or may affect the type of products it selects to import. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.  In addition, the Company acquires merchandise sold within its warehouse clubs from a number of suppliers, including large multi-national suppliers who sometimes also operate through local subsidiaries and distributors.  The manner in which the Company acquires merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond the control of the Company. Significant changes or disruptions in how the Company acquires merchandise from these suppliers could negatively affect the Company's access to such merchandise, as well as the cost of merchandise to the Company and hence its members, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exposed to weather and other natural disaster risks. The Company's operations are subject to the volatile weather conditions and natural disasters such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, destruction of, or temporary closure of, the Company's warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Similar risks could negatively affect the Company’s business if they were to impact any of various points on its international merchandise distribution chain, such as distribution centers or ports of origin or destination. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

General economic conditions could adversely impact the Company’s business in various respects. A further slowdown in the U.S. and international economies or other economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates, consumer spending patterns, customer preferences and other economic factors in each of the Company's foreign markets may adversely affect its business by reducing overall consumer purchasing power and could negatively impact the Company's growth, sales and profitability. In addition, a significant decline in the economies of the countries in which the Company’s warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Latin America and the Caribbean. The current general global economic instability, the potential for further economic dislocations, the impact of a global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available credit could have a material adverse effect on the Company's business, financial condition and results of operations.

A few of the Company's stockholders own approximately 39% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price and his late father Sol Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 39% of the Company’s outstanding shares of common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company conducts operations in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2010, the Company had a total of 27 warehouse clubs operating in 11 foreign countries and one U.S. territory, 20 of which operate under currencies other than the U.S. dollar. The Company also expects to acquire land in Colombia, where it plans to build a membership warehouse club scheduled to open in the summer of 2011. For fiscal year 2010, approximately 78% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, during fiscal year 2009 and fiscal year 2008, Guatemala and Jamaica experienced an 11% and a 23% devaluation, respectively. However, this devaluation trend was reversed in fiscal year 2010, as Costa Rica, Jamaica, and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies, respectively, between the end of fiscal year 2009 and the end of fiscal year 2010. Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold in the consolidated statements of income, for fiscal years 2010, 2009 and 2008 were approximately $1.5 million, ($1.4 million) and $1.6 million, respectively.

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

Potential future impairments of long lived assets could adversely affect the Company's future results of operations and financial position. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be measured and recognized if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value by using quoted market prices, when available, would be required. When a quoted market price is not available, an estimated fair value would be determined through other valuation techniques. The Company has used projected cash flows to reflect the expected commercial, competitive and other factors related to its long-lived assets. These future tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, it will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in the Company’s net asset value.

For example, in fiscal year 2009, the Company recorded an impairment charge of approximately $169,000 on point of sales hardware and warehouse storage and packaging equipment. This was due to the Company’s decisions to update its point of sales equipment and outsource the bulk packaging of product due to changes in the handling and storage of product at its warehouse club locations. The Company recorded approximately $18,000 for impairment charges in fiscal year 2010 related to the impairment of warehouse handling equipment. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

Write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2010, the Company had goodwill of approximately $37.5 million. The Company performed its impairment test on goodwill as of August 31, 2010 and August 31, 2009, and no impairment losses were recorded. In the future, the Company will test for impairment at least annually. Such tests may result in a determination that these assets have been impaired. If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise  fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

The Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to, the effectiveness of internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and the dispositions of its assets; (2) provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc., or PEI, in 1997, the Company agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. For example, PEI sold an unimproved, 12.9-acre site located in Meadowlands, New Jersey in August 1995. A prior owner used this site as a debris disposal area. Elevated levels of heavy metals (including a small area contaminated with polychlorinated biphenyl) and petroleum hydrocarbons are present in soil at the Meadowlands site. To date, the Company has not been advised that PEI has been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Meadowlands site. Nevertheless, PEI's previous ownership of the Meadowlands site creates the potential of liability for remediation costs associated with groundwater beneath the site. The Company also retains certain environmental indemnification obligations with respect to a parcel of land in Silver City, New Mexico, which PEI sold in March 1996 but agreed to retain responsibility for certain environmental matters. This site contains petroleum hydrocarbons in the soil and groundwater. There are no known receptors (groundwater users) down gradient of the Silver City site and the extent of soil and groundwater contamination is limited and has been reducing in mass and extent under naturally attenuating processes. The Company continues to monitor the soil and groundwater at this property as may be required by local authorities. If the Company were to incur costs for remediating contamination at the Meadowlands or Silver City sites (or any other site for which the Company maintains environmental responsibility) which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company will make available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2010 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2010, PriceSmart operated 27 membership warehouse clubs.
Number of warehouse clubs	Own land and building	Lease land and/or building		Anticipated warehouse club openings in FY 2011
LATIN AMERICA
Colombia	—	—		1	(1)
Panama(2)	3	1		—
Guatemala	1	2		—
Costa Rica	5	—		—
El Salvador	2	—		—
Honduras	1	1		—
Nicaragua	1	—		—
CARIBBEAN
Dominican Republic	2	—		1	(3)
Aruba	—	1		—
Barbados(4)	1	—		—
Trinidad	3	1		—
U.S. Virgin Islands	—	1		—
Jamaica	1	—		—
Total	20	7	(5)	2

(1)
On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay the additional sum of approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million.

(2)
The former warehouse club Los Pueblos was relocated to a new site in April 2010.  The Los Pueblos site is currently being leased with the lessee having an option to buy.  It is not included in the numbers presented.

(3)
The Company constructed a new warehouse club on its 322,920 square foot site in Santo Domingo, Dominican Republic, which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.

(4)	The Company acquired the land and building formerly leased in Barbados on November 15, 2007 (fiscal year 2008).
(5)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The respective land and building is currently subleased to a third-party.

At August 31, 2010, the Company's warehouse clubs occupied a total of approximately 1,768,999 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
San Diego, CA(2)	Corporate Headquarters	April 1, 2004	35,000	August 31, 2015	5 years
Miami, FL(3)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.
(2)	The Company renegotiated a lease extension commencing on April 1, 2010 for a total of 65 months ending on August 31, 2015 for its corporate headquarters site.
(3)
The Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space adjacent to this facility that will be ready for use following related construction activities that are expected to be completed during the second half of fiscal year 2011.

Item 3. Legal Proceedings

  We are often involved in certain claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. (Removed and reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2010 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2010 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2010 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2010 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2010 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2010, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

(b) Management’s report on internal control over financial reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010, the end of its most recent fiscal year. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of PriceSmart, Inc. and our report dated November 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
November 9, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance

PriceSmart has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at http://pricesmart.com/Investor/Corporate-Governance/Conduct.aspx. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provision of its code of ethics within four business days following the date of such amendment or waiver.

The additional information required by Item 10 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Election of Directors,” “Information Regarding Directors,” “Information Regarding the Board,” “Executive Officers of the Company” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Compensation Discussion And Analysis.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the headings “Certain Transactions” and “Information Regarding Directors.”

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from PriceSmart's definitive Proxy Statement for the Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm.”

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The documents listed in the following table, which are included in its Annual Report to Stockholders, are incorporated herein by reference to the portions of this Annual Report on Form 10-K filed as Exhibit 13.1 hereto.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(30)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(36)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

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

10.2(c)(48)
Settlement Agreement and Release entered into as of February 8, 2008 by and among PriceSmart, Inc. and PSMT entities (collectively known as “PriceSmart”) and PSC, S.A. and PSC entities (collectively known as “PSC Parties”).

10.2(d)(53)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(e)(55)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(3)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(4)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(5)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.
10.3(e)(6)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(6)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(7)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(7)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(8)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(9)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(10)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(46)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(37)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(40)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(42)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(47)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(44)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(50)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(48)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(51)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(52)**	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(53)**	Twenty Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(56)**	Twenty Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(57)**	Twenty Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.5(12)	Form of Indemnity Agreement.

10.8(a)(16)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(10)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(38)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(52)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(53)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(54)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(57)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(57)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(58)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(52)	Letter Agreement between RBTT Bank Ltd. And PriceSmart (Trinidad) Limited dated November 20, 2008.

10.10(b)(56)	Line of Credit Agreement between PriceSmart and Bacbamer dated October 14, 2009.

10.11(52)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(52)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.12(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(37)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.29(e)(41)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.29(f)(42)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.29(g)(44)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.29(h)(48)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.29(i)(52)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.29(j)(53)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.29(k)(57)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(10)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(38)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.30(g)(42)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.30(h)(44)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.30(i)(45)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.30(j)(48)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.30(k)(49)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.30(l)(52)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.30(m)(53)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.30(n)(54)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.30(o)(54)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.30(p)(57)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.30(q)(57)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.30(r)(58)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.43(a)(8)**	Employment Agreement between the Company and Edward Oats dated as of January 11, 2000.

10.43(b)(8)**	First Amendment to Employment Agreement between the Company and Edward Oats, dated January 24, 2001.

10.43(c)(8)**	Amendment to Employment Agreement between the Company and Edward Oats, dated October 16, 2001.

10.43(d)(8)**	Second Amendment to Employment Agreement between the Company and Edward Oats, dated January 16, 2002.

10.43(e)(10)**	Third Amendment to Employment Agreement between the Company and Edward Oats, dated November 19, 2002.

10.43(f)(10)**	Fourth Amendment to Employment Agreement between the Company and Edward Oats, dated January 22, 2003.

10.43(g)(34)**	Fifth Amendment to Employment Agreement between the Company and Edward Oats, dated March 15, 2004.

10.43(h)(38)**	Sixth Amendment to Employment Agreement between the Company and Edward Oats, dated March 9, 2005.

10.43(i)(42)**	Seventh Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2006.

10.43(j)(44)**	Eighth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2007.

10.43(k)(45)**	Ninth Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2007.

10.43(l)(48)**	Tenth Amendment to Employment Agreement between the Company and Edward Oats, dated January 1, 2008.

10.43(m)(49)**	Eleventh Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2008.

10.43(n)(52)**	Twelfth Amendment to Employment Agreement between the Company and Edward Oats, dated November 13, 2008.

10.43(o)(54)**	Thirteenth Amendment to Employment Agreement between the Company and Edward Oats, dated March 1, 2009.

10.44(a)(8)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(10)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(10)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(i)(38)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.44(j)(42)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.44(k)(44)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.44(l)(45)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.44(m)(48)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.44(n)(49)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.44(o)(52)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.44(p)(53)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.44(q)(54)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.44(r)(57)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.44(s)(58)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(35)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(35)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(40)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(42)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(47)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(44)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)(50)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)(50)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.54(i)(48)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.54(j)(51)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.54(k)(52)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.54(l)(53)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.54(m)(56)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.54(n)(57)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.70(a)(40)	Stock Purchase Agreement between the Company and Big Box Sales Ltd. dated November 11, 2005.

10.70(b)(58)	Stock Purchase Agreement between PriceSmart Exempt SRL and Brisbane Trading International, Inc. dated May 5, 2010.

10.71(a)(48)	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.71(b)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.71(c)(48)	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

10.71(d)(56)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.71(e)(57)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.71(f)(58)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.71(g)(58)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.71(h)*	PriceSmart Panama, S.A. and the bank entity Metrobank, S.A. entered into a Commercial Mortgage Loan Agreement dated August 31, 2010.

10.72(a)(43)**	Restricted Stock Award Agreement between the Company and Jose Luis Laparte dated December 7, 2006.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2010.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)        Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.
(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.
(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.
(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.
(51)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.
(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.
(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.
(55)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.
(56)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.
(57)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(58)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended August 31, 2010.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the consolidated financial statements of PriceSmart, Inc. as of August 31, 2010 and 2009, and for each of the three years in the period ended August 31, 2010, and have issued our report thereon dated November 9, 2010. Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
November 9, 2010

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2008	$3	$625	(1)	$(617)	$11
Year ended August 31, 2009	11	44		(45)	10
Year ended August 31, 2010	10	46		(41)	15

(1)	Expenses and deduction principally consist of $530,000 write-off of receivables pursuant to a Settlement Agreement and Release with PSC, S.A. (“PSC”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2010	PRICESMART, INC.

	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer	November 9, 2010
Jose Luis Laparte	and President
(Principal Executive Officer)

/s/ JOHN M. HEFFNER	Executive Vice President and Chief	November 9, 2010
John M. Heffner	Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ ROBERT E. PRICE	Chairman of the Board	November 9, 2010
Robert E. Price

/s/ GONZALO BARRUTIETA	Director	November 9, 2010
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	November 9, 2010
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 9, 2010
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 9, 2010
Lawrence B. Krause

/s/ KEENE WOLCOTT	Director	November 9, 2010
Keene Wolcott

/s/ EDGAR ZURCHER	Director	November 9, 2010
Edgar Zurcher

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
AUGUST 31, 2010

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

	Years Ended August 31,
	2010	2009	2008	2007	2006
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$1,365,801	$1,224,331	$1,097,510	$869,102	$719,576
Export sales	4,139	3,679	1,498	1,016	63
Membership income	19,742	17,903	16,042	13,857	11,520
Other income	6,209	5,715	4,826	4,826	3,514
Total revenues	1,395,891	1,251,628	1,119,876	888,801	734,673
Total cost of goods sold	1,160,264	1,048,039	933,714	738,279	611,497
Total selling, general and administrative	159,593	145,839	134,214	115,123	102,863
Preopening expenses	1,123	515	1,010	373	349
Asset impairment and closure costs (gains)	18	(249)	1,142	1,550	1,834
Provision for settlement of pending litigation	—	—	1,370	5,500	—
Operating income	74,893	57,484	48,426	27,976	18,130
Total other expense(1)	(2,653)	(1,782)	(598)	523	(1,383)
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	72,240	55,702	47,828	28,499	16,747
Provision for income taxes	(22,787)	(13,069)	(9,124)	(12,337)	(8,112)
Losses of unconsolidated affiliates(2)	(22)	(21)	—	(2,903)	(97)
Net income attributable to noncontrolling interests	(132)	(265)	(494)	(476)	(354)
Net income from continuing operations attributable to PriceSmart	49,299	42,347	38,210	12,783	8,184
Discontinued operations income (loss), net of tax	16	(28)	(104)	143	3,674
Net income attributable to PriceSmart	$49,315	$42,319	$38,106	$12,926	$11,858
INCOME PER COMMON SHARE -BASIC:(3)
Income from continuing operations attributable to PriceSmart	$1.66	$1.43	$1.30	$0.44	$0.29
Discontinued operations, net of tax	$—	$—	$—	$0.01	$0.13
Basic net income per common share attributable to PriceSmart	$1.66	$1.43	$1.30	$0.45	$0.42
INCOME PER COMMON SHARE -DILUTED:(3)
Income from continuing operations attributable to PriceSmart	$1.65	$1.43	$1.29	$0.44	$0.29
Discontinued operations, net of tax	$—	$—	$—	$0.01	$0.13
Diluted net income per common share attributable to PriceSmart	$1.65	$1.43	$1.29	$0.45	$0.42
Weighted average common shares - basic	29,254	28,959	28,860	28,534	27,332
Weighted average common shares - diluted	29,279	29,057	28,996	28,685	27,408
BALANCE SHEET DATA:
Cash and cash equivalents	$73,346	$44,193	$48,121	$32,065	$39,995
Short-term restricted cash	1,240	10	536	8,046	7,651
Total assets	572,565	487,373	451,412	395,419	359,043
Long-term debt(4)	53,005	37,120	23,028	8,008	13,252
Total PriceSmart stockholders’ equity	336,043	300,398	274,506	245,316	234,619
Dividends paid on common stock(5)	14,895	19,551	9,463	4,659	—

(1)	Net interest and other income (expense) includes interest income and expense and gains and losses on disposal of assets.
(2)	Includes impairment charges of $2.6 million in fiscal year 2007.
(3)
Effective September 1, 2009, the Company adopted Financial Accounting Standards Board guidance that addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  This guidance was applied retrospectively to all periods presented.  In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  This method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $1.68, $1.45, $1.30, $0.44 and $0.43 for the fiscal years 2010, 2009, 2008, 2007 and 2006 respectively.

(4)	Long-term debt, net of current portion.
(5)	On January 27, 2010, January 29, 2009, January 24, 2008 and February 7, 2007, the Company declared a cash dividend on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 39% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2010 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2010, 2009 and 2008 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in Latin America and the Caribbean that sell high quality goods and services to its retail and wholesale members at low prices, while providing good wages and benefits to PriceSmart employees and a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, locally sourced and imported products to its small business and consumer members in a warehouse club format, providing high value to its members. By focusing on providing high value on quality merchandise in a low-cost operating environment, the Company seeks to grow sales volume and membership, which in turn will allow for further efficiencies and price reductions and ultimately improved value to its members.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of August 31, 2010 and 2009, the number of warehouse clubs the Company expects to open in 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2010)	Number of Warehouse Clubs in Operation (as of August 31, 2009)	Anticipated warehouse club openings in FY 2011	Ownership (as of August 31, 2010)	Basis of Presentation
Colombia	—	—	1	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	—	100%	Consolidated
Dominican Republic	2	2	1	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	3	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	27	26	2

During fiscal year 2009, the Company acquired property and completed the construction of a new Costa Rica warehouse club, the fifth warehouse club in that country, which opened in April 2009. Also during fiscal year 2009, the Company acquired property in Panama and Trinidad.  The Company completed construction of and opened a new Panama warehouse club ("Brisas") in April 2010.  The Panama warehouse club, previously located at Los Pueblos was closed and relocated to this new site.  The Los Pueblos site is currently being leased with the lessee having an option to buy. The Company completed construction of and opened a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.

During fiscal year 2010, the Company constructed a new warehouse club on its 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”), which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  It is the second warehouse club in Santo Domingo and the third in the Dominican Republic.  On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay the additional sum of approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million.

At the end of August 2010, the total number of warehouse clubs in operation was 27 operating in 11 countries and one U.S. territory, in comparison to 26 warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2009. The average age of the 27 warehouse clubs in operation was 102 months as of August 31, 2010 and the average age of the 26 warehouse clubs in operation was 94 months as of August 31, 2009.

During the third quarter of fiscal year 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.

In addition to the warehouse clubs operated directly by the Company, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.

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

General Economic Factors

 The economic slowdown in the U.S. and other major world economies had a negative effect on consumer spending in the countries where PriceSmart operates in the second half of fiscal year 2009 and the first few months of fiscal year 2010.   Lower expatriate remittances, reduced U.S. demand for exports from Latin America (particularly affecting the assembly (“maquila”) export sector in Guatemala, Honduras and the Dominican Republic), and reduced tourism from the U.S. and Europe (particularly affecting Caribbean markets) contributed to a generally weak economic environment in many of the Company’s markets. The Company began to see signs of improving consumer spending in its warehouse clubs in the second quarter of fiscal year 2010, and those positive trends continued through the second half of the fiscal year.  These include:

•
Sales of non-consumable merchandise continued to increase in the fourth fiscal quarter after declining through much of fiscal year 2009 when compared to the same quarter in the prior year.  The three most recent fiscal quarters (quarter 2, quarter 3 and quarter 4) have seen a year over year increase in non-consumable merchandise sales of 8.5%, 16.4% and 27.0%, respectively.

•
The decline in the dollar value of the average transaction, which had been 3.2%, 4.8%, and 4.1% in the last two quarters of fiscal year 2009 and the first quarter of fiscal year 2010, respectively, declined only 0.6% in the second quarter of fiscal year 2010, and registered an increase of 4.3% and 5.6% in the third and fourth quarters of fiscal year 2010, respectively, compared to the same quarters in the previous fiscal year.

•
Comparable warehouse club sales percentage growth has been generally trending upward over the past 11 months from a negative growth rate of 1.1% in September 2009 to a reduced negative growth rate of 0.3% in October 2009 followed by positive comparable warehouse club sales growth rates ranging from 0.8% in November 2009 to 16.8% in August 2010.

The Company believes that consumer spending may have stabilized and may be increasing in some of its markets, most notably Costa Rica, Honduras, and Panama, which has had a positive effect on sales over the past 9 months and may continue to have a positive effect on sales as we enter fiscal year 2011.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to the Company’s foreign markets.  Approximately 48% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 78% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Costa Rican colon, Jamaican dollar and Guatemalan quetzale appreciated relative to the U.S. dollar through much of fiscal year 2010. The Company adjusts prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates.  As a result, declines in local currencies relative to the U.S. dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. The Company believes that the appreciation of the Costa Rican, Jamaican and Guatemalan currencies has had a positive impact on the sales of imported products during the past year. With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 52% of net warehouse sales, the Company’s margins are not affected by changes in exchange rates and therefore the Company does not adjust prices of these products to address changes in exchange rates.  However, in the case of locally acquired merchandise, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.  With respect to the revaluation of monetary assets and liabilities, the Company recognizes the revaluation (either positive or negative) as an element of net warehouse cost of goods sold and indicates the dollar value of that revaluation, net of reserves, in the discussion on warehouse gross margins.  The Company seeks to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks within certain markets where it is economical to do so and where the risk of devaluation or the level of U.S. dollar denominated liabilities is high.  For example, last fiscal year, the Company instituted a local currency denominated long term loan in Honduras ($6.0 million, U.S. dollar equivalent).  The Company also has local currency denominated long term loans in Guatemala and Barbados. The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Current and Future Management Actions

The Company has undertaken or is planning several significant expansions, reconfigurations and/or fixture upgrades of existing warehouse clubs.  These include the expansion of the warehouse clubs in Aruba and Port of Spain, Trinidad that were finalized in fiscal year 2010, adding approximately 9,000 and 900 square feet of sales floor space, respectively.  In fiscal year 2010, the Company also completed the expansion of the receiving area within San Pedro Sula, Honduras, adding approximately 700 square feet of receiving space to the facility and completed significant upgrades to fixtures within the Barbados warehouse club, including the completion of a new produce overstock cooler in the third quarter of fiscal year 2010.  The Company has plans to expand, reconfigure, and/or upgrade clubs and/or fixtures in clubs in several more locations over the next 12 months.  Such plans include: expansion of the Barbados warehouse club sales floor space by approximately 10,000 square feet; expansion of the bakery in the Nicaragua warehouse club by approximately 970 square feet; expansion of the bakery in the Tegucigalpa, Honduras warehouse club by approximately 400 square feet; remodeling the fresh foods area within the Port of Spain, Trinidad warehouse club; expansion of the overstock freezer in the Llorente, Costa Rica warehouse club by approximately 588 square feet, and expansion of the Santo Domingo, Dominican Republic central offices by approximately 900 square feet. The Company will invest approximately $3.4 million for these items and believes that these expansions, reconfigurations, and/or upgrades will provide for more selling space, increased capacity for stocking merchandise in its warehouse clubs and added administrative spaces.

During fiscal year 2010, the Company opened a free trade zone distribution center in Miami, Florida and closed the Panama distribution center for much of the merchandise which ships from Asia. Similar to the arrangement in the Panama distribution center, the Company will incur distribution charges on a per unit basis at the Miami free trade zone distribution center. This change resulted in a more efficient and cost effective movement of merchandise to the Company’s markets. The Company also entered into a lease amendment for its Miami frozen distribution center on August 31, 2009, providing for an additional 5,000 square feet of frozen and refrigerated space. The Company recently renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space to this facility. The Company will invest approximately $3.0 million to upgrade and ready this warehouse space and projects that the construction activities related to these upgrades will be completed by the second half of fiscal year 2011.  The Company intends to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities. This will allow the Company to more efficiently service the PriceSmart warehouse club locations and realize savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to improve the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

The Company offers a co-branded credit card to PriceSmart members in Latin America in cooperation with a bank in the region, Credomatic.  During fiscal year 2009, the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in cooperation with a bank in that region, Scotiabank.  The programs allow for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as providing benefits to club members.  Management anticipates that as more members obtain and use the card, the Company will see increased savings related to credit card costs.  Working with Credomatic and Scotiabank, the Company seeks to increase the use of the co-branded cards in those markets in the future.  In the most recent fiscal year, bank and credit card expenses improved three basis points as a percentage of sales compared to the prior fiscal year.

The Company has an on-going process to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings beyond fiscal year 2011 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  On November 5, 2010, the Company opened a new warehouse club on its 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”), which was acquired in December 2009.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.  On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay the additional sum of approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million. The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs.

Most PriceSmart real estate is owned rather than leased.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand, or otherwise enhance, PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company may have to purchase more land than is actually needed for the warehouse club operation.  As an example, the Company’s acquisition of the Alajuela site in Costa Rica included the purchase of land for the PriceSmart warehouse club and a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its recently opened Brisas site in Panama City.   To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas are being held for development by the joint ventures.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Key items for fiscal year 2010 included:

Net warehouse club sales increased 11.6% over the prior year, resulting from a 8.2% increase in comparable warehouse club sales for the 53 weeks ended September 5, 2010 (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months), the full year effect of the opening of a new warehouse club in Costa Rica in April 2009, and the opening of a new warehouse club in Trinidad in April 2010, which was open for just a portion of the twelve months ended August 31, 2010.

Membership income for fiscal year 2010 increased 10.3% to $19.7 million as a result of a 10% increase in membership accounts from August 31, 2009 to August 31, 2010, continued strong renewal rates at 86% and a 0.5% decrease in the average membership fee.

Gross profits (net warehouse club sales less associated cost of goods sold) increased 16.5% over the prior year due to increased warehouse sales, and gross margin increased 65 basis points as a percentage of net warehouse sales as a result of the positive effect of foreign exchange rate movements, reduced markdowns, improved shrink results, and end-cap income.

Selling, general and administrative expenses improved 23 basis points as a percentage of net warehouse sales compared to the same period last year, as higher sales offset the incremental costs associated with opening an additional warehouse club and the effect of higher payroll and utility costs in comparable warehouse clubs.

Operating income for fiscal year 2010 was $74.9 million, which included approximately $1.1 million of pre-opening expenses.

Net income attributable to PriceSmart for fiscal year 2010 was $49.3 million, or $1.65 per diluted share.

Comparison of Fiscal Year 2010 to 2009 and Fiscal Year 2009 to 2008

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal year ends on August 31.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales
	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount
Net warehouse club sales	$1,365,801	11.6%	$1,224,331	11.6%	$1,097,510

Comparison of 2010 to 2009

For fiscal year 2010, the Company’s warehouse club in Alajuela, Costa Rica was in operation for the full twelve months of the year, compared to approximately four months in fiscal year 2009.  In addition, the Company’s newest warehouse club in San Fernando, Trinidad was opened on April 30, 2010 and contributed four full months of sales in the current fiscal year.  Sales from these additional clubs contributed approximately 390 basis points to the overall sales growth of fiscal year 2010 from fiscal year 2009.  The Company experienced strong sales in a number of merchandise categories as a result of the World Cup soccer tournament during the months of April, May and June.  In addition, the strength of the Costa Rican currency relative to the U.S. dollar has made the imported merchandise relatively more affordable and contributed to increased demand in the Company’s largest single market.  The Costa Rican colon appreciated approximately 13.6% against the U.S. dollar from the end of fiscal year 2009 to the end of fiscal year 2010.  Sales of non-consumable merchandise continued to show improvement through the fiscal year and ended the year with growth of 11.7% compared to fiscal year 2009.   The Company had experienced negative sales growth in the last two quarters of fiscal year 2009 and the first quarter of fiscal year 2010 compared to the same quarter in the prior year in this merchandise category but saw growth of 8.5%, 16.4% and 27.0% in the second, third, and fourth quarters of fiscal year 2010, respectively, compared to the same quarter in the prior year.  Sales transactions in the year grew 10.2% compared to the prior year and the average dollar value of those transactions increased by 1.3%.

Comparison of 2009 to 2008

For fiscal year 2009, the Company experienced greater sales growth in the first half of the fiscal year, compared to that experienced in the second half of the fiscal year.  This is partly due to the inclusion of two warehouse clubs opened in November and December of 2008, but also reflects the economic slowdown within the countries in which the Company operates during the second half of fiscal year 2009, despite the addition of a new warehouse club opened in Alajuela, Costa Rica at the end of April 2009.  The Company experienced year over year sales growth of 21.9% in the first quarter, 14.1% in the second quarter, 8.0% in the third quarter, and 4.3% in the fourth quarter of fiscal year 2009.  For the full year, sales transactions grew 12.1%, compared to fiscal year 2008, which the Company believes reflects that its members continue to find value in the quality and price of items offered by PriceSmart in spite of the challenging economic conditions present in most of the markets.  However, the average dollar value of those transactions decreased 0.5% indicating both a shift in buying from higher ticket discretionary items (such as appliances, electronics, and furniture) to food and consumable products; and is also likely a reflection of reduced overall buying power.  Food and consumable sales grew 15.6%, and non-consumable product sales decreased 1.9%. The full year inclusion of the two warehouse clubs opened in November and December 2008, respectively, added approximately 200 basis points to the overall sales growth in the fiscal year.  Also, the addition of the new club in Costa Rica, which opened on April 17, 2009, accounted for approximately 140 basis points of the overall sales growth during the year compared to a year ago, although some of those sales were from existing members who would have previously shopped at one of the other four Costa Rican clubs.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until July 2011.  Similarly, the sales related to the Costa Rican warehouse club, which opened on April 17, 2009 will be included in the calculation of comparable warehouse club sales in July 2010.  Approximately every five years, the Company uses a 53-week year to account for the fact that 52 weeks is only 364 days.  For purposes of the same store calculation, the Company compared the 53-weeks ended August 31, 2010 with the 53 weeks ended August 31, 2009.

Comparison of 2010 to 2009

For fiscal year 2010, comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 8.2% for the 53-week period ended September 5, 2010, compared to the same 53-week period last year.

Comparison of 2009 to 2008

For fiscal year 2009, comparable warehouse club sales increased 8.7% for the 52-week period ended August 30, 2009, compared to the same 52-week period in the prior year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2010, 2009 and 2008 in the segments in which the Company operates.

As of August 31, 2010 the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

		Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue

Latin America	$838,864	61.4%	$724,964	59.2%	$656,612	59.8%
Caribbean	526,937	38.6%	499,367	40.8%	440,898	40.2%
Net warehouse club sales	$1,365,801	100.0%	$1,224,331	100.0%	$1,097,510	100.0%

	Fiscal Years Ended August 31,
	2010		2009
	Year on year increase	% change	Year on year increase	% change

Latin America	$113,900	15.7%	$68,352	10.4%
Caribbean	27,570	5.5%	58,469	13.3%
Net warehouse club sales	$141,470	11.6%	$126,821	11.6%

Comparison of 2010 to 2009

The higher net warehouse club sales in Latin America compared to Caribbean reflects improved economic conditions in those more diversified markets, particularly Costa Rica.  Also the opening of the Alajuela, Costa Rica warehouse club contributed an additional eight months of sales (420 basis points) to the Latin America segment in fiscal 2010, compared to fiscal 2009; whereas, the opening of the San Fernando, Trinidad warehouse club contributed only an additional four months of sales (350 basis points) in fiscal 2010 compared to fiscal 2009.

Comparison of 2009 to 2008

    The higher net warehouse club sales in Latin America and the Caribbean reflect the strong economic conditions during the first six months of fiscal year 2009 that were partially offset by the weakening economies within these markets in the second half of fiscal year 2009 due to the world wide economic crisis. Also contributing to the increased net warehouse club sales is the full year inclusion of the two warehouse clubs, one in Guatemala and one in Trinidad, opened in November and December of fiscal year 2008, respectively, that added approximately 2% to the overall sales growth during fiscal year 2009 and the addition of the new warehouse club in Costa Rica, that opened on April 17, 2009, that also added approximately 2% to the overall sales growth in fiscal year 2009.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2010, 2009 and 2008.(1)

	Fiscal Years Ended August 31,
	2010	2009	2008
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	27%	27%	26%
Food (including candy, snack foods, dry and fresh foods)	51%	51%	49%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	14%	14%	16%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	6%	6%	7%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

(1)
During fiscal year 2010, the Company reviewed and updated its product classification into major categories.  This review and update of the classification of products into categories was performed to better align the products and reporting on those products with the Company’s management oversight of these major categories.  The Company has retrospectively reclassified the approximate percentage of net sales accounted for by each major category for each of the periods presented based on the updated product assignment into these major categories.

Comparison of 2010 to 2009

The Company did not experience any significant shift in its merchandise mix when measured over the entire fiscal year.  However, during the first quarter of fiscal year 2010, the Company saw a continuation of the shift toward more consumable items which started in fiscal year 2009.  Since then, the sales of non-consumable (largely hardlines) merchandise has grown at a faster rate than sales in total, resulting in no net change in the percentage of net sales across the major merchandise categories.

   Comparison of 2009 to 2008

The Company experienced a 3% downward shift in the merchandise mix of its hardlines and softlines, offset by an increase in the food and sundries merchandise.  This was largely a result of a consumer spending shift due to the slowdown in the economies within the Company’s markets.

Export Sales
	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$4,139	460	12.5%	$3,679	$2,181	146%	$1,498

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income
	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership income	$19,742	$1,839	10.3%	$17,903	$1,861	11.6%	$16,042
Membership income % to net warehouse club sales	1.4%			1.5%			1.5%
Number of total accounts	717,000	66,000	10.1%	651,000	47,000	7.8%	604,000

Comparison of 2010 to 2009

For fiscal year 2010, the increase in membership income reflects both a 10% increase in the number of membership accounts and a 0.5% decrease in the average membership fee.

Comparison of 2009 to 2008

For fiscal year 2009, the increase in membership income reflects both an 8% increase in the number of membership accounts and a 1.4% increase in the average membership fee.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other Income	$6,209	$494	8.6%	$5,715	$889	18.4%	$4,826

Comparison of 2010 to 2009

For fiscal year 2010, the increase over fiscal year 2009 was due primarily to increased revenue received for in-store product demonstrations.

Comparison of 2009 to 2008

For fiscal year 2009, the increase over fiscal year 2008 was due primarily to increased revenue for in-store product demonstrations and rental income.

Gross Margin

Warehouse Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,365,801	$141,470	100.0%	$1,224,331	$126,821	100.0%	$1,097,510	100.0%
Less associated cost of goods sold	1,156,374	111,819	84.7	1,044,555	112,261	85.3	932,294	84.9
Warehouse gross profit margin	$209,427	$29,651	15.3%	$179,776	$14,560	14.7%	$165,216	15.1%

Comparison of 2010 to 2009

For fiscal year 2010, the increase in warehouse gross profit margin dollars was due to higher sales and a 65 basis point improvement in gross profit margin as a percentage of sales, resulting from reduced markdowns on merchandise, strong end-cap activity, and improvements in inventory shrink results.  Foreign exchange effects also contributed positively.   In the current year, the Company recorded $1.5 million (0.11% of sales) in foreign exchange related gains compared to $1.4 million (0.12% of sales) in foreign exchange related costs in fiscal year 2009. The countries that accounted for the majority of the year-over-year change in foreign exchange effect were Guatemala, Costa Rica and Jamaica.  The improving sales of non-consumable discretionary products did not itself have a material impact on the Company’s net warehouse margin as a percentage of sales.

Comparison of 2009 to 2008

For fiscal year 2009, the increase in warehouse gross profit margin dollars was largely due to higher sales in the current fiscal year as compared to the prior fiscal year.  As a percentage of sales, warehouse gross profit margin decreased 30 basis points resulting from a combination of competitive pricing actions across most merchandise categories, most notably hardlines, and the year over year effects of foreign currency exchange.  In fiscal year 2008, the Company recognized a 15 basis point gain to gross profit margin related to foreign currency exchange effects.  In fiscal year 2009, the Company recognized a 12 basis point reduction to gross profit margin resulting from a general devaluation in the currencies in which the Company operates and the net effect on the U.S. dollar denominated liabilities held in those countries, particularly Guatemala and Jamaica.  The change in the merchandise mix of sales did not itself have a measureable impact on gross profit margin as a percent of sales.

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$4,139	$460	100.0%	$3,679	$2,181	100.0%	$1,498	100.0%
Less associated cost of goods sold	3,890	406	94.0	3,484	2,064	94.7	1,420	94.8
Export sales gross profit margin	$249	$54	6.0%	$195	$117	5.3%	$78	5.2%

The increase in export sales gross margin dollars in each fiscal year was due to direct sales to an institutional customer (retailer) in the Philippines for which the Company earns a margin of approximately 5% of those sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2010				2009				2008
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$126,274	9.2%	$11,317	9.8%	$114,957	9.4%	$11,070	10.7%	$103,887	9.5%

Comparison of 2010 to 2009

The costs associated with operating two additional warehouse clubs in fiscal year 2010 were $3.9 million.  Of the $7.5 million increase in warehouse club operation expenses attributable to the 25 warehouse clubs operating in both fiscal years, $4.4 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $1.6 million due to an increase in utility rates after the Company experienced savings in fiscal year 2009.  Depreciation expense increased $577,000 from fiscal year 2009 related to ongoing capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua, and the completion of the new warehouse club in Panama City, Panama.  Increased costs for repairs and maintenance and security services added $397,000 and $246,000, respectively.  Credit card costs increased by a total of $720,000 resulting from higher sales. As a percentage of sales, credit card costs decreased from 0.82% of sales in fiscal 2009 to 0.79% of sales in fiscal 2010, reflecting ongoing savings resulting from the co-branded credit cards offered to the Company’s members.

Comparison of 2009 to 2008

The increase in warehouse club operating expenses resulted from increased payroll related expenses, including stock compensation expense of $5.1 million, and increased operating costs for security services, repairs and maintenance, and supplies of $1.4 million.  The Company also incurred increased depreciation expense of $2.5 million. This was a result of the full year depreciation associated with the capital expenditures incurred in developing the two new warehouse clubs, one each in Guatemala and Trinidad, when they began operations in November and December of fiscal year 2008, respectively, and the depreciation associated with the capital expenditures incurred in developing the new warehouse club in Costa Rica beginning when it opened in April 2009. In addition, the Company began depreciation for on-going capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua. While credit card costs increased $185,000 during fiscal year 2009, the cost as a percentage of sales decreased eight basis points reflecting the positive impact of the co-branded programs in place including the program introduced in the Caribbean region during fiscal year 2009.  Marketing expenses, primarily associated with the launch of the Caribbean credit card program, increased $189,000.  The Company incurred a charge of $628,000 to write-off the accumulated costs, including a non-refundable deposit, associated with the expected acquisition of a land parcel in the Dominican Republic.

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2010				2009				2008
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$33,319	2.4%	$2,437	7.9%	$30,882	2.5%	$555	1.8%	$30,327	2.8%

Comparison of 2010 to 2009

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including expenses associated with stock compensation of $2.5 million, and additional travel expenses of approximately $800,000 accounted for the majority of the increase in general and administrative expenses in fiscal year 2010. This was offset by a decrease in professional fees associated with outside legal and tax consulting of $1.0 million.

Comparison of 2009 to 2008

The Company incurred increased costs of $2.8 million for salaries and related benefits, including expatriate costs and deferred compensation for the Company’s corporate headquarters and U.S. buying operation, offset by a reduction of approximately $900,000 in legal fees related to the PSC litigation and a reduction of approximately $1.4 million related to audit, tax, and other professional services.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$1,123	$608	118.1%	$515	$(495)	(49.0)%	$1,010

Comparison of 2010 to 2009

 For fiscal year 2010, pre-opening expenses were related to the new warehouse club in Trinidad which opened in April  2010, the relocated warehouse club in Panama and the new warehouse club under construction in the Dominican Republic.

Comparison of 2009 to 2008

For fiscal year 2009, pre-opening expenses were related to the new warehouse club in Costa Rica which opened in April 2009. Pre-opening expenses of $1.0 million in the prior year were primarily related to opening of the two new warehouse clubs, one each in Guatemala and Trinidad.

Asset Impairment and Closure Costs (Gains)

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Asset impairment	$18	$(151)	(89.3)%	$169	$(280)	(62.4)%	$449
Closure costs (gains)	—	418	(100.0)	(418)	(1,111)	(160.3)	693
Total asset impairment and closure cost (gain)	$18	$267	(107.2)%	$(249)	$(1,391)	(121.8)%	$1,142

Comparison of 2010 to 2009

Asset impairment charges of approximately $18,000 for the write-off of material handling equipment that the Company no longer uses were recorded during fiscal year 2010.

Comparison of 2009 to 2008

In fiscal year 2009 closure costs were primarily due to gains of approximately $651,000 recorded in connection with the buyout of the Company's obligation under the lease for the closed “Plaza warehouse” in Guatemala and interest income of approximately $144,000 from the note receivable related to the East Side Santo Domingo club warehouse located in the Dominican Republic.  This was offset by costs of approximately $377,000 associated with the subleased Guatemala location incurred before the transfer of the rights and obligations of this lease/sub-lease.  Asset impairment costs were recorded for approximately $169,000 related to the write down to fair value of equipment used in material handling that the Company has determined will not be utilized within its operations, the write down of point of sale hardware and the write down of bulk packaging equipment.   Asset impairment and closure costs in fiscal year 2008 reflect a non-cash charge recorded to recognize a decrease in the net present value of future cash flows over the remaining lease life for the closed but subleased Guatemala Plaza location as a result of a rent increase to the Company from the landlord for approximately $605,000 and approximately $205,000 in other expenses related to the Guatemala Plaza location.  Closure costs were lowered during fiscal year 2008 by approximately $127,000 of interest income related to the note receivable on the Dominican Republic sale of the East Side Santo Domingo warehouse.   In addition, in fiscal year 2008, the Company took a $449,000 non-cash charge to write-down the net book value of certain equipment related to in-club bulk packaging.  This results from the fact that the Company is now able to purchase pre-packaged items at competitive prices from its suppliers, thereby freeing up merchandise space and reducing labor costs within the clubs.

Provision for Settlement of Litigation, including Changes in Fair Market Value of Put Agreement

	Fiscal Years Ended August 31,
	2010	2009	2008
Provision for settlement of litigation, including changes in fair market value of put agreement	$—	$—	$1,370

Included in the results of fiscal year 2008 are pre-tax charges and income tax benefits related to the PSC Settlement, net of a $5.5 million reserve established in the fourth quarter of fiscal year 2007. The amount of the reserve was equal to management’s estimate at that time of the potential impact of a global settlement on PriceSmart’s net income. In fiscal year 2008, the Company recorded an additional pre-tax charge of $1.3 million with the final settlement for costs incurred in excess of the initial $5.5 million reserved in fiscal year 2007.  An income tax benefit was also recorded of approximately $1.7 million as a result of the approximately $6.8 million recorded in settlement cost.  When the Company originally accrued for the settlement cost, the Company was not able to estimate the tax benefit component of the settlement cost with an adequate level of certainty.  In addition, for fiscal year 2008, the Company recorded approximately $120,000 in costs to record the fair value of a put right given to PSC as partial consideration for the settlement.  There were no charges recorded in fiscal year 2009 and 2010 related to the Company’s settlement agreement with PSC.

Operating Income

	Fiscal Years Ended August 31,
	2010				2009				2008
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$74,893	5.5%	$17,409	30.3%	$57,484	4.7%	$9,058	18.7%	$48,426	4.4%

Comparison of 2010 to 2009 and 2009 to 2008

Operating income improved from fiscal 2009 to fiscal 2010 and from fiscal 2008 to fiscal 2009, resulting from higher sales, improved margins and the leveraging of fixed SG&A costs.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits. In fiscal year 2010, restricted cash deposits included a certificate of deposit of approximately $6.0 million as part of the Company’s loan agreement with Banco Del Pais (Banco del Pais is a Honduran based bank). In fiscal year 2008, restricted cash deposits included approximately $8.0 million in cash deposits securing working capital lines of credit.

	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Interest Income	$553	$96	$457	$(736)	$1,193

 Comparison of 2010 to 2009

 For fiscal year 2010, the increase in interest income primarily reflects higher balances on deposits.

Comparison of 2009 to 2008

 For fiscal year 2009, the decrease in interest income reflects generally lower interest rates associated with cash on deposit in the current year compared to the prior year.

 Interest Expense

	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$4,383	$2,588	$1,795	$350	$1,445
Capitalized interest	(1,660)	(1,565)	(95)	(95)	—
Net interest expense	$2,723	$1,023	$1,700	$255	$1,445

 Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in fiscal years 2010 and 2009 were due to the increase in interest expense on the Company’s loans, which was caused by an increase in the Company’s debt acquired to finance the acquisition of land and the subsequent construction of new warehouse clubs. These increases were offset by the increase in capitalization of interest year-on-year due to the Company’s increased activity in warehouse club construction.

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$18,594	$4,603	$13,991	$(1,469)	$15,460
Net deferred tax provision (benefit)	$4,193	$5,115	$(922)	$5,414	$(6,336)
Provision for income taxes	$22,787	$9,718	$13,069	$3,945	$9,124
Effective tax rate	31.54%		23.46%		19.08%

Comparison of 2010 to 2009

For fiscal year 2010, the increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) in fiscal year 2009 only, the Company reversed approximately $2.2 million of accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations and $2.8 million of previously recorded valuation allowances.  We expect the effective tax rate in future periods to be consistent with, or slightly greater than, the effective tax rate for fisal year 2010.

Comparison of 2009 to 2008

  For fiscal year 2009, the Company recorded non-recurring adjustments to tax expense including (i) $2.8 million for the reversal of previously recorded valuation allowances; (ii) $2.2 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.1 million of other adjustments.  For the fiscal year 2008, the Company recorded non-recurring adjustments to tax expense including (i) $3.5 million for the reversal of previously recorded valuation allowances; (ii) $1.7 million for the reversal of income tax contingencies due to the expiration of the statute of limitations; and (iii) $1.7 million related to the PSC settlement. The reversals of valuation allowances referred to above are a result of improvement in the operations of certain foreign subsidiaries.

Loss of Unconsolidated Affiliates

The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$22	$1	$21	$21	$—

The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2010 and 2009 were primarily due to legal and administrative start up costs incurred by the joint ventures described below under the heading “Liquidity and Capital Resources-Financing Activities.”

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Fiscal Years Ended August 31,
	2010		2009		2008
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interests	$132	$(133)	$265	$(229)	$494

Comparison of 2010 to 2009

For fiscal year 2010, the decrease in the loss attributable to noncontrolling interest from fiscal year 2009 was due to the Company acquiring within the third quarter of fiscal year 2010 the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company and now records 100% of these subsidiaries’ income or loss.

Comparison of 2009 to 2008

For fiscal year 2009, the decrease in the loss attributable to noncontrolling interest from fiscal year 2008, resulted from the Company acquiring during the second quarter of fiscal year 2008, the remaining 49% ownership interest of the Nicaragua subsidiary that it did not own. As a result, the Company now recognizes 100% of that subsidiary’s income or loss.  During the fourth quarter of fiscal year 2008, the Company acquired the remaining 10% minority interest of its Aruba subsidiary, that it did not own, thereby increasing its ownership percentage in its Aruba subsidiary to 100%.   As a result, the Company now records 100% of these subsidiaries’ income or loss.

Income from Continuing Operations Attributable to PriceSmart

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income from Continuing Operations attributable to PriceSmart	$49,299	$6,952	16.4%	$42,347	$4,137	10.8%	$38,210

Income (Loss) from Discontinued Operations, Net of Tax

 Income from discontinued operations, net of tax reflects the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such a treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which is leased to a subtenant.

	Fiscal Years Ended August 31,
	2010			2009			2008
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$16	$44	(157.1)%	$(28)	$76	(73.1)%	$(104)

Comparison of 2010 to 2009

For fiscal year 2010, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.

Comparison of 2009 to 2008

  For fiscal year 2009, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.  The reduction in the recorded loss when compared to fiscal year 2008 was primarily related to a payroll tax related matter derived from the former club warehouse operations in Guam recorded in fiscal year 2008.

Liquidity and Capital Resources

Financial Position and Cash Flow

  The Company had $73.3 million in consolidated cash and cash equivalents as of August 31, 2010, compared to $44.2 million in consolidated cash and cash equivalents as of August 31, 2009.  Cash was generated from operations via net income during the fiscal year, and from an increase in short and long term borrowings. Cash was used in the acquisition of land, the construction of new warehouse clubs, the payment of dividends to stockholders, the acquisition of the remaining 5% noncontrolling interest in the Company’s Trinidad subsidiary, and various capital improvement projects in existing warehouse clubs.

In fiscal year 2010, net cash flows provided by operating activities were approximately $83.0 million, compared to cash provided by operating activities of $55.4 million in fiscal year 2009.  Net income increased by approximately $6.8 million to $49.4 million in fiscal year 2010, compared to $42.6 million in fiscal year 2009.  Fiscal year 2010 net income included approximately $23.3 million in non-cash related expenses consisting of the following: depreciation expense of $15.3 million, deferred income tax expense of $3.6 million, stock-based compensation expense of $3.8 million and expenses related to other non-cash operating activities of $590,000.  In fiscal year 2010, the Company used cash to increase inventory by $15.4 million due to the addition of one warehouse club and to meet overall higher sales demand.  Accounts payable increases provided cash, the majority of which is associated with merchandise purchases from vendors, for approximately $23.0 million.  Changes in operating assets and liabilities excluding accounts payable provided approximately $2.7 million of cash.  In fiscal year 2009, net cash flows provided by operating activities were approximately $55.4 million.  Cash provided by operating activities during fiscal year 2009 resulted primarily from the increased net income from continuing operations of approximately $4.4 million to $42.6 million. Net income included approximately $15.7 million in non-cash related expenses.  This was principally composed of the following: depreciation expense of $13.9 million, stock-based compensation expense of $3.3 million and expenses related to other non-cash operating activities of $252,000, and a non-cash gain associated with deferred income taxes of $1.8 million.  In fiscal year 2009, net cash provided by continuing operations included cash use of approximately $3.1 million used to pay down and release the Company from the lease liability for the Guatemala Plaza location, the related adjustments to net cash for gains related to the pay down of the lease liability for the Guatemala Plaza location, and asset impairment and closure costs.  Net cash provided by continuing operating activities included cash use of approximately $1.9 million  to increase inventories offset by an increase in accounts payable, the majority of which is associated with merchandise purchases from vendors, of $5.3 million.  Changes in operating assets and liabilities used cash of approximately $3.4 million in fiscal year 2009.

Net cash used in investing activities was approximately $54.2 million and $54.8 million in the fiscal years 2010 and 2009, respectively.  The Company used approximately $50.2 million of cash in fiscal year 2010 for additions to property and equipment.  The Company acquired additional land in the Dominican Republic for approximately $6.7 million.  Cash was used in the construction of new warehouse club sites in Panama, Trinidad, and Dominican Republic and the expansion of existing warehouse clubs in Aruba and Nicaragua.  Construction costs within the Latin America and Caribbean segments for fiscal year 2010 were approximately $9.5 million and $19.0 million, respectively.  Fixtures and equipment expenditures within the Latin America, Caribbean and U.S. segments for fiscal year 2010 were $5.9 million, $4.8 million and $583,000 respectively.  The Company utilized approximately $3.7 million for the acquisition of software and computer hardware in fiscal year 2010.  In addition, the Company recorded an increase in its investment in the Panama joint venture of $433,000 and used approximately $3.8 million for the acquisition of the remaining 5% noncontrolling interest of the Trinidad subsidiary, bringing its total ownership of the subsidiary to 100%.  In fiscal year 2009, net cash used in investing activities was $54.8 million.  Additions to property and equipment of $49.3 million included the purchase of land in Alajuela, Costa Rica for $3.7 million, land in Panama for $2.9 million and land in Trinidad for approximately $4.5 million.  The Company continued with the construction of new warehouse club sites, the expansion of existing warehouse clubs in Latin America and the Caribbean and the expansion of its warehouse distribution center in the United States. Construction costs within Latin America, the Caribbean, and United States for fiscal year 2009 were approximately $12.3 million, $12.7 million and $300,000, respectively.  In addition, the Company acquired fixtures and equipment for new warehouse club sites, the expanded areas of existing warehouse clubs and the expanded areas of the Company’s warehouse distribution centers in Latin America, the Caribbean and the United States. For such acquisitions in Latin America, the Caribbean and the United States, the Company utilized cash of approximately $7.0 million in Latin America, $4.1 million in the Caribbean and $845,000, respectively, for fiscal year 2009.  The Company utilized approximately $1.4 million for the acquisition of software and computer hardware for fiscal year 2009.  The Company released approximately $400,000 in restricted cash, previously held as a deposit for land purchases, which lowered the cash used in investing activities. The Company also utilized cash for investing activities for the purchase of 50% interests in joint ventures located in Costa Rica and Panama and for additional capital contributions for such joint ventures of approximately $7.7 million. The Company collected a $2.1 million note receivable from the sale of a warehouse club in the Dominican Republic.

  Net cash used in financing activities was approximately $1.1 million in fiscal year 2010.  Cash provided by financing activities was primarily as a result of obtaining new bank loans offset by the establishment of a certificate of deposit held against a loan and payments on existing bank loans for a net effect of approximately $14.0 million of cash provided.  Proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $816,000 and proceeds from contributions from stockholders provided approximately $396,000. These proceeds were offset by cash used for cash payments of dividends to stockholders in fiscal year 2010 of approximately $14.9 million on February 26, 2010 and August 31, 2010 and the purchase of treasury stock related to the vesting of restricted stock awards for $1.4 million.  Net cash used in financing activities for fiscal year 2009 was $4.1 million, consisting primarily of $19.6 million used for payments of cash dividends to stockholders on October 31, 2008, February 27, 2009, and August 31, 2009.  The Company used approximately $1.1 million to repurchase shares of restricted stock upon vesting to fund associated tax withholdings. The Company used approximately $161,000 to repurchase shares related to the PSC Settlement.  The Company received approximately $16.2 million of net cash as result of obtaining new bank loans, which was offset by payments on existing bank loans.  Proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $523,000.

Financing Activities(1)

On November 1, 2010 the Company’s Colombia subsidiary entered into a loan agreement with Citibank NA. New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five year period at PriceSmart, Colombia’s option.  The loan will be secured by a time deposit of $16.0 million pledged by the Company.  The deposit will earn an interest rate of 6 month LIBOR plus 1.6%.

On August 31, 2010, the Company’s Panama subsidiary entered into a loan agreement with Metrobank S.A. for $5.0 million to be paid over five years. The loan is denominated in dollars and has a tiered fixed interest rate of 5.0% and 5.5% in the first year and the second and third years, respectively. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement contains a balloon payment at the end of the term of $2.5 million and includes an option to extend the loan for an additional five years.

On March 16, 2010, the Company’s Honduras subsidiary entered into a loan agreement with Banco Del Pais, S.A. for a loan based in Honduran lempiras that is equivalent to $6.0 million, which must be paid over five years.  The loan has a variable interest rate of 11.25%, which will be periodically reviewed and re-set with a 30-day notice of change in the rate.  Early payment of the loan is permitted.  On March 16, 2010, the Company’s Honduras subsidiary also entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan obtained on March 16, 2010, for the period of the loan.  The Company entered into this loan and certificate of deposit agreement consistent with its strategy to reduce U.S. dollar-denominated liabilities by obtaining local currency loans from banks where it is economical to do so and where risk of devaluation or the level of U.S. dollar-denominated liabilities is high.

On January 12, 2010, the Company’s Honduras subsidiary entered into a loan agreement with ScotiaBank El Salvador S.A. for the amount of $6.0 million to be paid over five years. The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term. The loan requires a balloon payment at the end of the loan term of approximately $3.1 million.

On September 1, 2009, the Company’s El Salvador subsidiary entered into a loan agreement with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years.  The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term.  The loan requires a balloon payment at the end of the loan term of $4.1 million.

In the fourth quarter of fiscal year 2009, the Company’s Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia for a notional amount of $10.0 million to be paid over a five-year term.  The loan initially had a variable interest rate set at the greater of 7.5% or 30 day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term.

In the second quarter of fiscal year 2009, the Company’s Trinidad subsidiary entered into a 6.71% fixed interest rate loan agreement with First Caribbean International Bank of Trinidad & Tobago for a notional amount of $9.5 million to be paid over a seven year term.  The loan agreement contains a balloon payment at the end of the term of $2.9 million.

In the first quarter of fiscal year 2009, as part of its investment in a joint venture with Prico Enterprises S.A., the Company borrowed approximately $475,000 from Prico Enterprises to fund the purchase price of 50% of the common stock in the joint venture pursuant to a three year, zero interest loan.  The common stock is held in a trust until payment is due on September 29, 2011.  The Company recorded the discounted present value of the note as long-term debt.  The deemed interest on the loan is amortized monthly with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance at August 31, 2009 is approximately $428,000. The purpose of the joint venture is to acquire and develop land adjacent to the Alajuela, Costa Rica warehouse club. Both the Company and Prico Enterprises were aware that the development of this land may not take place within a year; therefore, Prico Enterprises agreed to loan the Company the purchase cost of the 50% of the common stock in the joint venture.

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

The Company, through its subsidiaries, has entered into two interest rate swap agreements, including the one described in the paragraph above, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate charge for a term approximately the same as the variable rate loans being hedged.  The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the two interest rate swap agreements as hedging instruments and has accounted for them under Hedge Accounting Rules.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

(1)	All loans are denominated in U.S. dollars unless otherwise stated.

	Liability Derivatives
	August 31, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$767	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments(2)		$767		$625

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $576,000 and $464,000, net of tax, as of August 31, 2010, and August 31, 2009, respectively.

(2)	All derivatives were designated as hedging instruments.

  Short-Term Borrowings and Long-Term Debt

As of August 31, 2010 and August 31, 2009, the Company, together with its wholly owned subsidiaries, had approximately $3.6 million and $2.3 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $27.9 million, which can be used as lines of credit or to issue letters of credit. As of August 31, 2010, lines and letters of credit totaling approximately $4.0 million were outstanding under these facilities, leaving approximately $23.9 million available for borrowing.  As of August 31, 2009, lines and letters of credit totaling approximately $2.5 million were outstanding on a bank credit agreement that provided for borrowings up to $24.9 million, leaving approximately $22.4 million available for borrowing as of August 31, 2009.

As of August 31, 2010 and 2009, the Company, together with its majority or wholly owned subsidiaries, had $60.7 million and $41.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $25.0 million, offset by the normally scheduled payments of principal for approximately $6.0 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $87.4 million and $61.0 million as of August 31, 2010 and August 31, 2009, respectively.

As of August 31, 2010 and 2009, approximately $36.9 million and $25.7 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador and Honduras that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of August 31, 2010, the Company was in compliance with respect to these covenants for fiscal year 2010.

Contractual Obligations

As of August 31, 2010, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest (1)(7)	$11,565	$21,963	$30,628	$10,485	$74,641
Operating leases (2)(3)	6,366	13,221	13,600	49,516	82,703
Additional capital contribution commitments to joint ventures (4)	3,663	—	—	—	3,663
Equipment lease(5)	44	—	—	—	44
Distribution center services(6)	125	41	—	—	166
Total	$21,763	$35,225	$44,228	$60,001	$161,217

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of August 31, 2010 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $980,000; sublease income for this location is approximately $1.2 million, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $479,000 to reflect the amounts net of sublease income.
(4)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects.

(5)	Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.
(6)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.
(7)
As of July 1, 2010, contractual obligations on long-term debt and interest changed as a result of changes to the interest rates on loans with Scotia Bank totaling approximately $22.3 million.  The interest rate was changed to a fixed rate of 5.5%.  This resulted in a reduction of long-term interest payments of approximately $1.5 million over the next five years.

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of the Company’s accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, goodwill, long-lived assets, stock-based compensation and warehouse closure costs. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

Contingencies and Litigation: In the ordinary course of business, the Company is periodically named as a defendant in various lawsuits, claims and pending actions and is exposed to tax risks (other than income tax). The principal risks that the Company insures against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, the Company records the estimated liability based on circumstances and assumptions existing at the time.  The estimates affecting the Company’s litigation reserves can be affected by new claims filed after the balance sheet date with respect to events occurring prior to the balance sheet date and developments in pending litigation that may affect the outcome of the litigation.  While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation and in evaluating the probable additional tax associated with various non-income tax filing positions.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its recorded liabilities.  As additional information becomes available, the Company assesses the potential liability and revises its estimates as appropriate.  While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2010, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2010 of approximately $32.4 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of August 31, 2010, the Company has classified uncertain income tax positions as $3.6 million in long-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of August 31, 2010, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment.  Indicators that an asset may be impaired are:

- the asset’s inability to continue to generate income from operations and positive cash flow in future periods;
- loss of legal ownership or title to the asset;
- significant changes in its strategic business objectives and utilization of the asset(s); and
- the impact of significant negative industry or economic trends.

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges. For example, the Company recorded an impairment charge of approximately $169,000 in fiscal year 2009 to write-down the long-lived assets utilized for warehouse handling equipment and point of sales hardware in the Latin America and Caribbean business segments. The Company recorded approximately $18,000 in impairment charges related to the impairment of warehouse handling equipment during fiscal year 2010.

Recent Accounting Pronouncements

FASB ASC 310

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The Company is required to adopt this amended guidance on the disclosures as of the end of a reporting period and it is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 855

In February 2010, the FASB amended its guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon the issuance date of February 24, 2010.  The Company adopted this amendment as of February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest (see Note 15 - Acquisition of Noncontrolling Interest).

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

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2010, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

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

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning September 1, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 323

In October 2008, the FASB amended guidance on equity method investment accounting considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions are the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009.  Because the Company had previously recorded all transactions subject to this guidance in the manner required by the guidance, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend payments on unvested awards. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented (see Note 5 - Earnings Per Share).

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

Quantitative and Qualitative Disclosures about Market Risk

The Company, primarily through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2010, the Company had a total of 27 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 20 of which operate under currencies other than the U.S. dollar. For fiscal year 2010, approximately 78% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

 Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, during fiscal years 2009 and 2008, the currencies in Guatemala and Jamaica experienced an 11% and a 23% devaluation, respectively. However, this devaluation trend was reversed in fiscal year 2010, as currencies in Costa Rica, Jamaica, and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies, respectively, between the end of fiscal year 2009 and the end of fiscal year 2010. There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $1.5 million and ($1.4 million) for fiscal years 2010 and 2009, respectively. Translation adjustment gains/(losses) from the Company’s share of subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $670,000 and ($3.9 million) for fiscal years 2010 and 2009, respectively.  For fiscal years 2010 and 2009, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately ($112,000) and ($456,000), net of tax, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of August 31, 2010:

Country/Territory	Number of Warehouse Clubs In Operation		Anticipated Warehouse Club Openings in FY 2011		Currency
Colombia	—		1	(2)	Colombia Peso
Panama	4		—		U.S. Dollar
Costa Rica	5		—		Costa Rican Colon
Dominican Republic	2		1	(3)	Dominican Republic Peso
Guatemala	3		—		Guatemalan Quetzal
El Salvador	2		—		U.S. Dollar
Honduras	2		—		Honduran Lempira
Trinidad	4		—		Trinidad Dollar
Aruba	1		—		Aruba Florin
Barbados	1		—		Barbados Dollar
U.S. Virgin Islands	1		—		U.S. Dollar
Jamaica	1		—		Jamaican Dollar
Nicaragua	1		—		Nicaragua Cordoba Oro
Totals	27	(1)	2

(1)
The Company opened a warehouse club in April fiscal year 2010 in Trinidad (“San Fernando”).  The Company also moved an existing warehouse club in Panama City, Panama (“Los Pueblos”) to a new site (“Brisas”) in April fiscal year 2010.  The Company opened a warehouse club in fiscal year 2009 in Costa Rica.

(2)	This warehouse club is expected to open in the summer of 2011.
(3)	This warehouse club opened on November 5, 2010 (Arroyo Hondo).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.'s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
November 9, 2010

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$73,346	$44,193
Short-term restricted cash	1,240	10
Receivables, net of allowance for doubtful accounts of $15 and $10 as of August 31, 2010 and 2009, respectively	2,855	2,187
Merchandise inventories	131,190	115,841
Deferred tax assets – current	3,639	2,618
Prepaid expenses and other current assets	21,879	19,033
Assets of discontinued operations	692	900
Total current assets	234,841	184,782
Long-term restricted cash	5,640	732
Property and equipment, net	265,544	231,798
Goodwill	37,471	37,538
Deferred tax assets – long term	16,637	20,938
Other assets	4,341	3,927
Investment in unconsolidated affiliates	8,091	7,658
Total Assets	$572,565	$487,373
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,551	$2,303
Accounts payable	124,401	101,412
Accrued salaries and benefits	10,911	8,831
Deferred membership income	9,729	8,340
Income taxes payable	6,615	5,942
Other accrued expenses	12,095	10,022
Long-term debt, current portion	7,715	4,590
Deferred tax liability – current	357	189
Liabilities of discontinued operations	109	299
Total current liabilities	175,483	141,928
Deferred tax liability – long-term	1,198	1,026
Long-term portion of deferred rent	3,272	2,673
Long-term income taxes payable, net of current portion	3,564	3,458
Long-term debt, net of current portion	53,005	37,120
Total liabilities	236,522	186,205
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,624,666 and 30,337,109 shares issued and 29,897,909 and 29,681,031 shares outstanding (net of treasury shares) as of August 31, 2010 and 2009, respectively.	3	3
Additional paid-in capital	379,368	377,210
Tax benefit from stock-based compensation	4,490	4,547
Accumulated other comprehensive loss	(16,672)	(17,230)
Accumulated deficit	(15,578)	(49,998)
Less: treasury stock at cost; 726,757 and 656,078 shares as of August 31, 2010 and 2009, respectively.	(15,568)	(14,134)
Total PriceSmart stockholders’ equity	336,043	300,398
Noncontrolling interest	—	770
Total equity	336,043	301,168
Total Liabilities and Equity	$572,565	$487,373
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2010	2009	2008
Revenues:
Net warehouse club sales	$1,365,801	$1,224,331	$1,097,510
Export sales	4,139	3,679	1,498
Membership income	19,742	17,903	16,042
Other income	6,209	5,715	4,826
Total revenues	1,395,891	1,251,628	1,119,876
Operating expenses:
Cost of goods sold:
Net warehouse club	1,156,374	1,044,555	932,294
Export	3,890	3,484	1,420
Selling, general and administrative:
Warehouse club operations	126,274	114,957	103,887
General and administrative	33,319	30,882	30,327
Pre-opening expenses	1,123	515	1,010
Asset impairment and closure costs (income)	18	(249)	1,142
Provision for settlement of litigation, including changes in fair market value of put agreement	—	—	1,370
Total operating expenses	1,320,998	1,194,144	1,071,450
Operating income	74,893	57,484	48,426
Other income (expense):
Interest income	553	457	1,193
Interest expense	(2,723)	(1,700)	(1,445)
Other expense, net	(483)	(539)	(346)
Total other expense	(2,653)	(1,782)	(598)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	72,240	55,702	47,828
Provision for income taxes	(22,787)	(13,069)	(9,124)
Loss of unconsolidated affiliates	(22)	(21)	—
Income from continuing operations	49,431	42,612	38,704
Income (loss) from discontinued operations, net of tax	16	(28)	(104)
Net income	$49,447	$42,584	38,600
Net income attributable to noncontrolling interests	(132)	(265)	(494)
Net income attributable to PriceSmart	49,315	42,319	$38,106

Net income attributable to PriceSmart:
Income from continuing operations	49,299	42,347	38,210
Income (loss) from discontinued operations, net of tax	16	(28)	(104)
	$49,315	$42,319	$38,106
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$1.66	$1.43	$1.30
Basic net income per share from discontinued operations, net of tax	$—	$—	$—
Basic net income per share	$1.66	$1.43	$1.30

Diluted net income per share from continuing operations	$1.65	$1.43	$1.29
Diluted net income per share from discontinued operations, net of tax	$—	$—	$—
Diluted net income per share	$1.65	$1.43	$1.29
Shares used in per share computations:
Basic	29,254	28,959	28,860
Diluted	29,279	29,057	28,996
Dividends per share	$0.50	$0.50	$0.32
See accompanying notes.

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2010
(amounts in thousands)
				Tax
				benefit	Accum-				Total
				from	ulated				Price-
				stock-	other				Smart
			Additional	based	compre-	Accum-			stock-	Non-
	Common Stock		Paid-in	compen-	hensive	ulated	Treasury Stock		holders’	Controlling	Total
	Shares	Amount	Capital	sation	loss	deficit	Shares	Amount	equity	Interest	Equity
Balance at August 31, 2007	29,815	$3	$369,848	$3,970	$(12,343)	$(106,087)	476	$(10,075)	$245,316	$3,145	$248,461
Purchase of treasury stock	—	—	—	—	—	—	46	(1,429)	(1,429)	—	(1,429)
Issuance of restricted stock awards	334	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(15)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	62	—	921	—	—	—	—	—	921	—	921
Stock-based compensation	—	—	2,579	593	—	—	—	—	3,172	—	3,172
Common stock subject to put agreement	—	—	(161)	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock for PSC settlement	—	—	(115)	—	—	—	58	(1,341)	(1,456)	—	(1,456)
Cost to record fair market value of put for PSC settlement	—	—	120	—	—	—	—	—	120	—	120
Dividend payable to stockholders	—	—	—	—	—	(4,744)	—	—	(4,744)	—	(4,744)
Dividend paid to stockholders	—	—	—	—	—	(4,785)	—	—	(4,785)	—	(4,785)
Acquisition of 49% noncontrolling interest	—	—	—	—	—	—	—	—	—	(3,100)	(3,100)
Acquisition of 10% noncontrolling interest	—	—	—	—	—	—	—	—	—	(13)	(13)
Change in fair value of interest rate swaps	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	38,106	—	—	38,106	494	38,600
Translation adjustment	—	—	—	—	(546)	—	—	—	(546)	(46)	(592)
Comprehensive income									37,552	448	38,000
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986

Purchase of treasury stock	—	—	—	—	—	—	69	(1,128)	(1,128)	—	(1,128)
Issuance of restricted stock award	88	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(33)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	86	—	559	—	—	—	—	—	559	—	559
Stock-based compensation	—	—	3,298	(16)	—	—	—	—	3,282	—	3,282
Common stock subject to put agreement	—	—	161		—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend paid to stockholders	—	—	—	—	—	(14,807)	—	—	(14,807)	—	(14,807)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(456)	—	—	—	(456)	—	(456)
Net income	—	—	—	—		42,319	—	—	42,319	265	42,584
Translation adjustment	—	—	—	—	(3,877)	—	—	—	(3,877)	25	(3,852)
Comprehensive income	—	—	—	—	—	—	—	—	37,986	290	38,276
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168

Purchase of treasury stock	—	—	—	—	—	—	71	(1,434)	(1,434)	—	(1,434)
Issuance of restricted stock award	152	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	141	—	873	—	—	—	—	—	873	—	873
Stock-based compensation	—	—	3,778	(57)	—	—	—	—	3,721	—	3,721
Dividend paid to stockholders	—	—	—	—	—	(14,895)	—	—	(14,895)	—	(14,895)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% noncontrolling interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(112)	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	49,315	—	—	49,315	132	49,447
Translation adjustment	—	—	25	—	670	—	—	—	695	(16)	679
Comprehensive income	—	—	—	—	—	—	—	—	49,898	116	50,014
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Years Ended August 31,
	2010	2009	2008
Operating Activities:
Net income	$49,447	$42,584	$38,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,260	13,898	11,370
Allowance for doubtful accounts	5	(1)	625
Asset impairment and closure costs	18	74	1,054
Gain on Guatemala Plaza lease buyout	—	(651)	—
Cash paid for Guatemala Plaza lease buyout	—	(3,100)	—
Loss on sale of property and equipment	504	509	217
Release from escrow account due to settlement of litigation	—	256	—
Deferred income taxes	3,562	(1,805)	(1,898)
Discontinued operations	(16)	28	104
Excess tax deficiency (benefit) on stock-based compensation	57	16	(593)
Equity in losses of unconsolidated affiliates	22	21	—
Stock-based compensation	3,778	3,298	2,579
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	2,718	(3,422)	(6,140)
Merchandise inventories	(15,349)	(1,947)	(17,915)
Accounts payable	22,989	5,293	15,487
Net cash provided by continuing operating activities	82,995	55,051	43,490
Net cash provided by discontinued operating activities	34	307	107
Net cash provided by operating activities	83,029	55,358	43,597
Investing Activities:
Additions to property and equipment	(50,207)	(49,347)	(23,571)
Deposits to escrow account for land acquisitions (including settlement of litigation)	—	—	(660)
Proceeds from disposal of property and equipment	282	181	3,071
Collection of note receivable from sale of closed warehouse club in the Dominican Republic	—	2,104	121
Acquisition of business, net of cash acquired	—	—	(11,913)
Proceeds from sale of unconsolidated affiliate	—	—	2,000
Purchase of Nicaragua minority interest	—	—	(10,200)
Purchase of 5% Trinidad noncontrolling interest	(3,800)	—	—
Purchase of Aruba noncontrolling interest	—	—	(300)
Purchase of interest in Costa Rica joint venture	—	(2,637)	—
Capital contribution to Costa Rica joint venture	—	(377)	—
Purchase of interest in Panama joint venture	—	(4,616)	—
Capital contribution to Panama joint venture	(433)	(50)	—
Net cash used in continuing investing activities	(54,158)	(54,742)	(41,452)
Net cash (used in) provided by discontinued investing activities	—	(9)	48
Net cash flows used in investing activities	(54,158)	(54,751)	(41,404)
Financing Activities:
Proceeds from bank borrowings	44,904	40,119	25,813
Repayment of bank borrowings	(24,922)	(23,926)	(9,488)
Cash dividend payments	(14,895)	(19,551)	(9,463)
Release of (addition to) restricted cash	(6,000)	—	7,974
Stockholder contribution	396	—	—
Excess tax (deficiency) benefit on stock-based compensation	(57)	(16)	593
Purchase of treasury stock - excluding PSC settlement	(1,434)	(1,128)	(1,429)
Purchase of treasury stock- PSC settlement	—	(161)	(1,341)
Proceeds from exercise of stock options	873	559	921
Net cash (used in) provided by financing activities	(1,135)	(4,104)	13,580
Effect of exchange rate changes on cash and cash equivalents	1,417	(431)	283
Net increase (decrease) in cash and cash equivalents	29,153	(3,928)	16,056
Cash and cash equivalents at beginning of year	44,193	48,121	32,065
Cash and cash equivalents at end of year	$73,346	$44,193	$48,121

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(amounts in thousands)

	Years Ended August 31,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,613	$1,579	$485
Income taxes	$19,309	$13,009	$12,918
PSC settlement expenses	$—	$—	$6,050
Acquisition of land and permanent easement related to PSC settlement	$—	$—	$1,125
Supplemental disclosure of non-cash financing activities:
Dividends declared but not paid	$—	$—	$4,744

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2010, the Company had 27 consolidated warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three in Guatemala, two each in Dominican Republic, El Salvador, and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company constructed a new warehouse club on the 322,920 square feet site in Santo Domingo, Dominican Republic (“Arroyo Hondo”) which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  On June 18, 2010 the Company entered into a contract to purchase approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 11.7 billion Colombian Pesos. In consideration of certain additional land improvements the total purchase price thereafter was increased to 12.1 billion Colombian Pesos (the equivalent of approximately $6.7 million United States Dollars as of August 31, 2010).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  As of August 31, 2010 the Company has paid to the seller $55,000. The Company expects to acquire this land in November 2010, at which time the Company will pay the additional sum of approximately $4.3 million.  Upon the completion of certain improvements, expected to occur by March 2011, the Company would then make the final payment of approximately $2.3 million. In addition to the warehouse clubs operated directly by the Company, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.  The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries. Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued revised guidance establishing general accounting standards and disclosure of subsequent events. The Company, in accordance with this guidance, evaluated subsequent events through the date and time these financial statements were issued.

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

Reclassifications - As a result of the application of a new accounting pronouncement for noncontrolling interests in consolidated entities, as discussed below in Recent Accounting Pronouncements, the Company:

•
Reclassified to noncontrolling interest, a component of total equity, $770,000 as of August 31, 2009, which was previously reported as minority interest on the consolidated balance sheet.   A new subtotal, "Total PriceSmart stockholders’ equity," refers to the equity attributable to stockholders of PriceSmart; and

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's wholly-owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The table below shows the Company's percentage ownership of, and basis of presentation for, each subsidiary as of August 31, 2010.

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated(1)
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(2)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart Holdings, Inc.	St. Lucia	100.0%	Consolidated(3)
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart Exempt SRL	Barbados	100.0%	Consolidated(3)
PriceSmart, Trinidad	St. Lucia/Trinidad	100.0%	Consolidated(4)
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(5)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(5)
Newco2	Costa Rica	50.0%	Equity(5)

(1)	During fiscal year 2010, the Company created this subsidiary to record the investment and costs associated with the construction of membership warehouse clubs in Colombia.
(2)	Entity is treated as discontinued operations in the consolidated financial statements.
(3)	These companies act as investment and holding companies for the Company’s subsidiaries in Trinidad and Jamaica.
(4)	The Company acquired the remaining 5% ownership in May 2010. (See Note 15 - Acquisition of Noncontrolling Interest).
(5)	Purchases of joint venture interests during the first quarter of fiscal year 2009 recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently, if a reconsideration event occurs, whether any of its investments in joint ventures are a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza, Price Plaza Alajuela and Newco2 are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – As of August 31, 2010, the Company had short-term restricted cash of approximately $1.2 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais.  Long-term restricted cash consists of a $4.8 million long-term portion of the Banco Del Pais certificate of deposit and deposits of approximately $840,000 made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment – Property and equipment are stated at historical cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term as management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Acquisition of Business – The Company’s business combinations, whereby the Company acquires control of one or more businesses, are accounted for under the acquisition method of accounting and include the results of operations of the acquired business from the date of acquisition.  Net assets of the acquired business are recorded at their fair value at the date of the acquisition.  Any excess of the purchase price over the fair value of tangible and identified intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

Changes in the Company’s ownership interest in subsidiaries where the Company retains controlling financial interest in the subsidiary are accounted for as an equity transaction. No gain or loss is recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest is adjusted to reflect the change in the Company’s ownership interest in the subsidiary.  Any difference between the fair value of the consideration received or paid and the book value of the noncontrolling interest is recognized in equity attributable to the parent.

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see Revenue Recognition Policy for lessor accounting), provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements. In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis, respectively.  The Company measures fair value for cash equivalents and interest rate swaps on a recurring basis.  The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired.  There were no material non-financial assets and liabilities deemed other-than-temporarily impaired and measured at fair value on a nonrecurring basis for the year ended August 31, 2010.

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

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million as of August 31, 2010 and August 31, 2009.  Foreign exchange translation gains and losses related to goodwill have largely offset themselves between fiscal year 2010 and 2009. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 14 - Interest Rate Swaps.)

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

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership. The historical membership fee refunds have been minimal and, accordingly, no reserve has been established for membership refunds for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of tax basis.  The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as "Other accrued expenses" in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance.  The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Revenues: Other Income” on the consolidated statements of income. Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes the external and internal distribution and handling costs for supplying such merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at its distribution facilities.

Vendor consideration consists primarily of volume rebates, time limited product promotions and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds, whichever is earlier. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

Asset Impairment Costs –  The Company periodically evaluates its long-lived assets for indicators of impairment. Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.

Closure Costs – The Company records the costs of closing warehouse clubs as follows:  severance costs that are determined to be an arrangement for one-time employee termination benefits are accrued at the date the plan of termination has received management authority and approval, the plan identifies the number of employees, job classification, functions, locations and expected completion dates, the plan establishes the terms of the severance, and management has deemed it unlikely that significant changes to the plan will be made.  In addition, the plan must have been communicated to employees (referred to as the communication date).  Lease obligations are accrued at the cease use date by calculating the net present value of the minimum lease payments net of the fair value of rental income that is expected to be received for these properties from third parties. Gain or loss on the sale of property, buildings and equipment is recognized based on the cash or net present value of future cash to be received as compensation upon consummation of the sale. All other costs are expensed as incurred.

Contingencies and Litigation –  The Company accounts and reports for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

Common Stock Put Agreement – In fiscal year 2008, the Company recorded a liability for a common stock put agreement (see Note 16 - PSC Settlement). The Company utilized the Black-Scholes method to determine the fair value of the put agreement, taking the fair market value of the common stock, time to expiration of the put agreement, volatility of the common stock and the risk-free interest rate over the term of the put agreement as part of the valuation. The Company recorded in fiscal year 2008 an expense for the fair value of the put agreement granted as part of the legal settlement with the PSC, S.A. (“PSC”), Tecnicard, Inc. and Banco de la Produccion, and their affiliates (collectively, the “PSC Parties”).  On September 9, 2008 (fiscal year 2009), the Company recorded the final settlement of the related liability.

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in its international subsidiaries is not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of costs of goods sold in the consolidated statements of income, for fiscal years 2010, 2009 and 2008 were approximately $1.5 million, ($1.4 million) and $1.6 million, respectively.

Stock-Based Compensation – Compensation related to stock options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to stock awards is based on the fair market value at the time of grant with the application of an estimated forfeiture rate, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. Upon vesting, the Company records compensation expense for the previously estimated forfeiture on stock awards no longer under risk of forfeiture. The Company records as additional paid-in capital, the tax savings resulting from tax deductions in excess of expense for stock-based compensation, based on the Tax Law Ordering method.  In addition, the Company reflects the tax saving resulting from tax deductions in excess of expense as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

Income Taxes – The Company is required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and international taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2010 and 2009, the Company had $13.6 million and $13.9 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.0 million represents the amount, as of these dates, of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of August 31, 2010 and 2009, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the twelve months ended August 31, 2010 and 2009, the Company reduced the long-term income tax payable and recorded a net reduction in the income tax expense as the result of a lapse in the underlying statute of limitations totaling $38,000 and $2.2 million, respectively. The lapse of statutes of limitation in the twelve-month period ending August 31, 2011 would result in a reduction to long-term income taxes payable totaling $1.0 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Any such items that are unpaid at the balance sheet date and not projected to be paid within the following 12 months are reflected in the long-term income tax payable caption on the consolidated balance sheets. As of August 31, 2010 and 2009, the Company had accrued $1.5 million and $1.4 million, respectively, for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial condition or liquidity.

Tax expense for fiscal year 2010 was $22.8 million on pre-tax income of $72.2 million, as compared to $13.1 million of tax expense on pre-tax income of $55.7 million for fiscal year 2009. The effective tax rate for fiscal year 2010 is 31.54% as compared to 23.46% for fiscal year 2009. The increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) in fiscal year 2009 only, the Company reversed approximately $2.2 million of accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations and $2.8 million for previously recorded valuation allowances.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 2001 and 2003 through 2010
California (U.S.)	2000 through 2001 and 2004 through 2010
Florida (U.S.)	2000 through 2001 and 2003 through 2010
Aruba	2002 to the present
Barbados	2002 to the present
Costa Rica	2007 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2006 to the present
Honduras	2005 to the present
Jamaica	2004 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2007 to the present
Trinidad	2003 to the present
U.S. Virgin Islands	2001 to the present
Colombia	2009 to the present

Recent Accounting Pronouncements

FASB ASC 310

In July 2010, the Financial Accounting Standards Board (“FASB”), issued amended guidance with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The Company is required to adopt this amended guidance on the disclosures as of the end of a reporting period and it is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 855

In February 2010, the FASB amended its guidance removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This amendment is effective upon the issuance date of February 24, 2010.  The Company adopted this amendment as of February 28, 2010.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest (see Note 15 - Acquisition of Noncontrolling Interest).

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

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding how the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2010, which will be fiscal year 2011 for the Company.  Early adoption is not permitted.  The adoption of the standard is not expected to have a material impact on the Company's consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB ASC 825

 In April 2009, the FASB amended guidance on interim disclosures related to the fair value of financial instruments, which the Company adopted on a prospective basis beginning September 1, 2009. This guidance extends the disclosure requirements to interim financial statements of publicly traded companies and requires the inclusion of those disclosures in summarized financial information at interim reporting periods. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

FASB ASC 323

In October 2008, the FASB amended guidance on equity method investment accounting considerations.  The objective of this guidance is to clarify how to account for certain transactions involving equity method investments. These transactions are the initial investment, decrease in investment value and change in ownership or degree of influence.  The Company was required to adopt this amended guidance on a prospective basis beginning on September 1, 2009. Because the Company had previously recorded all transactions subject to this guidance in the manner required by the guidance, there was no impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

FASB ASC 260

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method.  The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.  The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend payments on unvested awards. As such, these awards are considered participating securities under the new guidance.  Effective September 1, 2009, the Company adopted this guidance and applied such guidance retrospectively to all periods presented (see Note 5 - Earnings Per Share).

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations.  Following the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. However, after the sale of the Philippine operations in August 2005, the results of the Philippines and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in August 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31,
	2010	2009
Cash and cash equivalents	$41	$28
Accounts receivable, net	219	223
Prepaid expenses and other current assets	39	46
Other assets, non-current	393	603
Assets of discontinued operations	$692	$900
Other accrued expenses	$109	$299
Liabilities of discontinued operations	$109	$299

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

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Years Ended August 31,
	2010	2009	2008
Net warehouse club sales	$—	$—	$—
Pre-tax income (loss) from discontinued operations	16	(28)	(104)
Income tax (provision) benefit	—	—	—
Income (loss) from discontinued operations	$16	$(28)	$(104)

The pre-tax income (loss) from discontinued operations for fiscal years 2010 and 2009 is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	August 31,
	2010	2009
Land	$81,187	$74,506
Building and improvements	171,828	139,639
Fixtures and equipment	88,090	80,680
Construction in progress	13,683	16,253
Total property and equipment, historical cost	354,788	311,078
Less: accumulated depreciation	(89,244)	(79,280)
Property and equipment, net	$265,544	$231,798

Building and improvements includes net capitalized interest of approximately $3.2 million and $1.4 million as of August 31, 2010 and 2009, respectively. Construction in progress includes capitalized interest of $445,000 and $595,000 as of August 31, 2010 and August 31, 2009, respectively.   For fiscal year 2010, the Company recorded approximately $267,000 in translation adjustments that increased the carrying value of the total property and equipment, and for fiscal year 2009, the Company recorded approximately $2.9 million in translation adjustments that reduced the carrying value of the total property and equipment.

On December 22, 2009, PriceSmart acquired approximately 322,920 square feet of real estate in Santo Domingo, Dominican Republic, upon which the Company constructed a new warehouse club (“Arroyo Hondo”), for approximately $6.7 million.  This club opened on November 5, 2010 and it is PriceSmart’s third in the country.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for fiscal year 2010 were approximately $9.5 million and $19.0 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $5.9 million, $4.8 million and $583,000, respectively, in these segments for fiscal year 2010.  The Company acquired approximately $3.7 million of software and computer hardware during fiscal year 2010.

In fiscal year 2009, the Company continued with the development of new warehouse club sites, the expansion of existing warehouse clubs and warehouse distribution center expansions in Latin America, the Caribbean and the United States.  Construction costs within these segments for the year ended August 31, 2009 were approximately $12.3 million, $12.7 million and $300,000, respectively. In addition, the Company acquired fixtures and equipment for new warehouse club sites, the expanded areas of existing warehouse clubs and the expanded areas of the Company’s warehouse distribution centers in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $7.0 million, $4.1 million and $845,000, respectively, in these segments for the year ended August 31, 2009.  The Company acquired approximately $1.4 million of software and computer hardware during fiscal year 2009.

On September 24, 2008, PriceSmart acquired 141,676 square feet of real estate in Panama City, Panama, upon which the Company constructed and relocated an existing PriceSmart warehouse club.  Typically, PriceSmart desires to construct warehouse clubs on land that is at least 215,000 square feet; however, the new Panama City location was constructed on two levels, with parking at grade level and the building on the second level.  The PriceSmart warehouse club formally located in Panama City, Panama (known as the Los Pueblos Club) has been relocated to this new site.  Accordingly, the Company will continue to operate four warehouse clubs in Panama. The new PriceSmart warehouse club opened April 9, 2010. The Company has entered into a 10-year lease agreement with an option to purchase its vacated Los Pueblos site with an unrelated third party. The Company will record rent from this lease as rental income.  In December 2008, the Company acquired approximately 333,684 square feet of land in Trinidad upon which it constructed a new two-level warehouse club and will develop the excess property at this site, bringing the number of warehouse clubs in that country to four. This new warehouse club opened April 30, 2010.  Additionally, on September 29, 2008, PriceSmart acquired 232,244 square feet of real estate in Alajuela, Costa Rica (near San Jose), upon which the Company constructed a new PriceSmart warehouse club, which is the Company’s fifth in Costa Rica. The new PriceSmart warehouse club opened in April 2009. These acquisitions contributed the following property (in thousands):

Land Costa Rica	$3,724
Land Panama	2,856
Land Trinidad	4,519
Total land acquired	$11,099

Depreciation and amortization expense for fiscal years 2010, 2009, and 2008 was approximately $15.3 million, $13.9 million, and $11.4 million respectively.

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

Effective September 1, 2009, the Company adopted FASB guidance that addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”). This guidance was applied retrospectively to all periods presented. The following table sets forth the computation of net income per share for the years presented (in thousands, except per share amounts):

	Years Ended August 31,
	2010	2009	2008
Net income from continuing operations attributable to PriceSmart	$49,299	$42,347	$38,210
Less: Earnings and dividends allocated to unvested stockholders	870	914	828
Less: Dividend distribution to common stockholders	14,664	14,512	9,245
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	$33,765	$26,921	$28,137
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	14,664	14,514	9,248
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$48,429	$41,435	$37,385
Net earnings (loss) available to common stockholders from discontinued operations	$16	$(28)	$(104)
Basic weighted average shares outstanding	29,254	28,959	28,860
Add dilutive effect of stock options (two-class method)	25	98	136
Diluted average shares outstanding	29,279	29,057	28,996
Basic income per share from continuing operations attributable to PriceSmart	$1.66	$1.43	$1.30
Diluted income per share from continuing operations attributable to PriceSmart	$1.65	$1.43	$1.29
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00

In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  This method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $1.68, $1.45 and $1.30 for the fiscal years 2010, 2009 and 2008, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

On January 27, 2010, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 26, 2010 to stockholders of record as of the close of business on February 15, 2010 and $0.25 per share was paid on August 31, 2010 to stockholders of record as of the close of business on August 13, 2010.

On January 29, 2009, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 27, 2009 to stockholders of record as of the close of business on February 13, 2009 and $0.25 per share was paid on August 31, 2009 to stockholders of record as of the close of business on August 14, 2009.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion, after its review of the Company’s financial performance and anticipated capital requirements.

Stockholder Contribution

 In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.2 million and $16.8 million and unrealized losses on interest rate swaps (net of tax) of approximately $576,000 and $464,000 as of August 31, 2010 and August 31, 2009, respectively.  The favorable translation adjustments during fiscal year 2010 of approximately $670,000 were primarily due to a weaker U.S. dollar. The $112,000 increase in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from fiscal year 2009 to fiscal year 2010. The unfavorable translation adjustments of approximately $3.9 million during fiscal year 2009 were primarily due to weaker foreign currencies.

Retained Earnings Not Available for Distribution

As of August 31, 2010 and 2009, the accumulated deficit included retained earnings designated as legal reserves of approximately $3.2 million and $2.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

NOTE 7 – RETIREMENT PLAN

PriceSmart offers a defined contribution retirement and 401(k) plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation. Effective January 1, 2011, the current 4% “Company Match” based on each employee’s own contribution will be replaced with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions. The annual increase to expense from this change to the Company will be approximately $210,000. Both the Company match and contribution plans are designed to match and contribute up to the annual maximum amounts allowed by the Internal Revenue Service (“IRS”). Employer contributions to the 401(k) plan for its U.S. employees were $566,000, $486,000 and $445,000 during fiscal years 2010, 2009 and 2008, respectively. The Company has defined contribution plans for its employees in Panama, Costa Rica, Trinidad, and Jamaica and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $409,000, $413,000 and $354,000 during fiscal years 2010, 2009 and 2008, respectively.

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

In July 1998, the Company adopted the 1998 Equity Participation Plan of PriceSmart, Inc. (the “1998 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 1998 Plan authorizes 700,000 shares of the Company's common stock for issuance. Options issued under the 1998 Plan typically vest over five years and expire in six years. The 1998 Plan also allows restricted stock awards and restricted stock units, which typically vest over five years.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan initially authorized 350,000 shares of the Company’s common stock for issuance. On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, that was approved at the Company’s annual meeting of stockholders in January of 2009. The Board also awarded restricted stock units to the independent directors which vest at the rate of 20% per year commencing on March 29, 2008, that was approved at the Company’s annual meeting of stockholders in January of 2009. On January 28, 2009, the stockholders of the Company approved an amendment to the 2001 equity participation plan expanding the eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors and authorizing an increase to the number of shares of common stock reserved for issuance from 350,000 to 400,000. Options issued under the 2001 Plan typically vest over five years and expire in six years. The 2001 Plan also allows restricted stock awards and restricted stock units, which typically vest over five years.

In November 2002, the Company adopted the 2002 Equity Participation Plan of PriceSmart, Inc. (the “2002 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2002 Plan initially authorized 250,000 shares of the Company’s common stock for issuance. At the 2006 Annual Meeting, the stockholders of the Company approved a proposal to amend the 2002 Equity Participation Plan of PriceSmart, Inc. to increase the number of shares of Common Stock reserved for issuance under the 2002 Plan from 250,000 to 750,000. On January 28, 2009, the stockholders of the Company approved an amendment to the 2002 equity participation plan increasing the number of shares of common stock reserved for issuance from 750,000 to 1,250,000. Options issued under the 2002 Plan typically vest over five years and expire in six years. The 2002 Plan also allows restricted stock awards and restricted stock units, which typically vest over five years.

As of August 31, 2010, an aggregate of 493,539 shares were available for future grants under all of the Company’s stock option and equity incentive plans.

The three types of equity awards offered by the Company are options (“options”), restricted stock awards (“RSA”) and restricted stock units (“RSU”).  The cost of these awards is the respective estimated fair value at the grant date.  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model.  Compensation related to RSAs and RSUs is based on using the closing stock price from the day prior to the grant date with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period of five years, graded ratably at the rate of 20% per year over the five-year period.  The Company utilizes “modified grant-date accounting” for true-ups at the vesting dates.

The following table summarizes the components of the stock-based compensation expense for fiscal years 2010, 2009 and 2008 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Years Ended August 31,
	2010	2009	2008
Options granted to directors	$40	$60	$126
Restricted stock awards	3,670	3,145	2,453
Restricted stock units	68	93	—
Stock-based compensation expense	$3,778	$3,298	$2,579

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options outstanding and stock options activity relating to the 1997 Plan, 1998 Plan, 2001 Plan and 2002 Plan as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2007	374,815	$12.35
Granted	8,000	23.61
Exercised	(61,685)	14.93
Forfeited or expired	(41,000)	32.03
Shares subject to outstanding options at August 31, 2008	280,130	$9.23
Granted	5,000	16.34
Exercised	(85,647)	6.29
Forfeited or expired	(19,485)	16.60
Shares subject to outstanding options at August 31, 2009	179,998	$10.02
Granted	6,000	20.01
Exercised	(141,598)	6.30
Forfeited or expired	(9,200)	31.76
Shares subject to outstanding options at August 31, 2010	35,200	$20.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2010, 2009 and 2008:

	Years Ended August 31,
	2010	2009	2008
Risk free interest rate	2.71%	2.02%	3.25%
Expected life	5 years	5 years	5 years
Expected volatility	53.25%	53.55%	47.74%
Expected dividend yield	2.5%	1.8%	1.2%

The following table summarizes information about stock options outstanding and options exercisable as of August 31, 2010:
Range of Exercise Prices	Outstanding as of August 31, 2010	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of August 31, 2010	Weighted-Average Exercise Price on Options Exercisable as of August 31, 2010
$7.63 – $9.00	3,200	1.12	$8.01	2,600	$7.97
9.01 – 21.00	18,000	3.92	17.47	5,200	16.14
21.01 – 35.06	14,000	1.88	28.50	9,800	30.59
$7.63 – $35.06	35,200	2.85	$20.99	17,600	$22.98

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at August 31, 2010 was approximately $69,000 and 1.6 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at August 31, 2009 was approximately $131,000 and 2.9 years, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the fiscal years ended August 31, 2010, 2009 and 2008 are summarized in the following table (in thousands):

	Years Ended August 31,
	2010	2009	2008
Proceeds from stock options exercised	$873	$559	$921
Intrinsic value of stock options exercised	$2,007	$917	$854

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five-year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for fiscal years 2010, 2009 and 2008 was as follows:

Grants
Grants outstanding at August 31, 2007	566,250
Granted	333,745
Forfeited	(15,077)
Vested	(136,058)
Grants outstanding at August 31, 2008	748,860
Granted	104,510
Forfeited	(32,836)
Vested	(202,284)
Grants outstanding at August 31, 2009	618,250
Granted	151,930
Forfeited	(4,971)
Vested	(206,388)
Grants outstanding at August 31, 2010	558,821

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for fiscal years 2010, 2009 and 2008:

	Years Ended August 31,
Weighted Average Grant Date Fair Value	2010	2009	2008
Restricted stock awards and units granted	$23.36	$18.43	$27.61
Restricted stock awards and units vested	$16.58	$16.21	$10.83
Restricted stock awards and units forfeited	$18.69	$15.06	$14.83

The total fair market value of restricted stock awards and units vested during fiscal years 2010, 2009 and 2008 was $4.2 million, $3.3 million and $4.2 million, respectively.

The remaining unrecognized compensation cost related to unvested options, restricted stock awards and units at August 31, 2010, 2009 and 2008 was approximately $8.6 million, $7.8 million and $9.7 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.0 years, 3.2 years and 3.9 years, respectively.  The excess tax deficiency on stock-based compensation related to options, restricted stock awards and units for fiscal years 2010, 2009 and 2008 was approximately $(57,000), $(16,000)  and $593,000, respectively.

During fiscal years 2010, 2009 and 2008, the Company repurchased 70,679 shares, 69,062 shares and 46,053 shares of common stock, respectively, from employees for approximately $1.4 million, $1.1 million and $1.4 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards. The Company expects to continue this practice going forward.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

 During fiscal year 2003, the Company closed two warehouse clubs, one each in the East Side Santo Domingo, Dominican Republic and Guatemala Plaza, Guatemala. The decision to close the warehouse clubs resulted from the determination that the locations were not conducive to the successful operation of a PriceSmart warehouse club.  In fiscal year 2007, the Company sold the East Side Santo Domingo, Dominican Republic location for the approximate book value of $2.5 million. As part of the sale, the Company assumed notes receivable for a total of approximately $2.2 million. The Company finalized an agreement on June 3, 2009 to transfer all rights and obligations as landlord and tenant for the property where the former Guatemala Plaza warehouse club was located.  The lease liability as of that date was approximately $3.8 million. Cash paid for the lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000.

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

During fiscal year 2009, asset impairment and closure costs (income) were approximately ($249,000), which were primarily due to the gain on the Guatemala Plaza lease buy out and impairment of discontinued equipment.  The Company recorded closure cost (income) of approximately ($418,000) in fiscal year 2009. These closure costs (income) consisted of ($651,000) to record a gain for the lease buy out of Guatemala plaza, $201,000 of additional lease obligations due to a rent increase and $176,000 of other associated costs. The Company also recorded ($144,000) in closure cost gains for interest income related to the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The note was paid in full during the third quarter of fiscal year 2009. The Company recorded approximately $169,000 in impairment costs for the impairment of POS hardware, slip sheets, and bulk packaging equipment.

With the transfer of the lease and sublease and the payment of the note receivable in fiscal year 2009, the Company no longer recorded any closure costs related to these two closed locations in fiscal year 2010.  The Company recorded approximately $18,000 for impairment charges in fiscal year 2010, related to the impairment of warehouse handling equipment.

A reconciliation of the movements in the charges and related liabilities derived from the closed warehouse clubs in 2008, 2009 and 2010 is as follows (in thousands):

	Liability						Liability					Liability					Liability
	as of		Charged			Non-	as of		Charged		Non-	as of		Charged		Non-	as of
	August 31,		to		Cash	cash	August 31,		to	Cash	cash	August 31,		to	Cash	cash	August 31,
	2007		Expense		Paid	Amounts	2008		Expense	Paid	Amounts	2009		Expense	Paid	Amounts	2010
Lease obligations	$3,226	(1)	$605	(2)	$(154)	$—	$3,677	(3)	$39	$(3,716)	$—	$—	(4)	$—	$—	$—	$—
Asset impairment	—		449		—	(449)	—		169	—	(169)	—		18	—	(18)	—
Sale of land & building	—		—		—	—	—		—	—	—	—		—	—	—	—
Other associated costs	—		88		(88)	—	—		(457)	457	—	—		—	—	—	—
Total	$3,226		$1,142		$(242)	$(449)	$3,677		$(249)	$(3,259)	$(169)	$—		$18	$—	$(18)	$—

(1)	Amount includes $3.1 million of accrued closure costs and $154,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of August 31, 2007.
(2)	Amount of additional lease obligations due to increase in rent for the closed warehouse club in Guatemala.
(3)	Amount includes $3.5 million of accrued closure costs and $188,000 of short-term lease obligations (included within other accrued expenses) on the consolidated balance sheet as of August 31, 2008.
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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  As of August 31, 2010 and August 31, 2009, the Company had recorded within other accrued expenses a total of $2.1 million and $2.3 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, and in the estimation processes of more likely than not additional income tax liability in accounting for uncertain tax positions and in evaluating the probable additional tax associated with various non-income tax filing positions.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its recorded liabilities.  As additional information becomes available, the Company assesses the potential liability and revises its estimates as appropriate.  While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.

See Note 18 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contracts for these distribution center services expire on December 31, 2011.  Future minimum service commitments related to these contracts for the periods less than one year and for one to three years are approximately $125,000 and $41,000, respectively.

During fiscal year 2010, the Company was made aware of a potential permitting issue involving the Alajuela warehouse club, located in Costa Rica.  The construction of that club and its related facilities included the construction of a water retention basin ("WRB") on property owned by Hacienda Santa Anita(1) ("HSA").  This WRB is used to slow the flow of water runoff from property owned by the Company (the Alajuela warehouse club), property owned by the joint venture Plaza Price Alajuela ("PPA"), and property owned by HSA, as it is discharged into the municipal drainage system. After certain administrative and court proceedings related to the original construction permit for the club and its facilities, the Company was advised by the Municipality of Alajuela ("MA") that the MA required the construction and proper operation of a set of complementary improvements to the WRB.  These improvements consist of digging a network of dirt canals on HSA property to capture and conduct surface waters from these properties to the WRB.  HSA required the Company to sign an indemnification agreement before this work was performed, whereby the Company guarantees that it will purchase at fair market value the land held by HSA in the event HSA is not allowed to develop that land due to the construction of the canals.  The Company has estimated the current fair value of the land to be approximately $4.1 million.  The Company has not recorded a liability as of August 31, 2010.

(1)
Hacienda Santa Anita is a locally based business related to J.B Enterprises (a Panamanian business entity). On September 29, 2008, the Company entered into a joint venture with J.B. Enterprises, known as Plaza Price Alajuela, to jointly own and operate a commercial retail center adjacent to the Alajuela warehouse club, with each owning a 50% interest in the joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2010	2009	2008
United States	$17,390	$4,539	$5,680
Foreign	$54,850	$51,163	$42,148
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$72,240	$55,702	$47,828

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2010	2009	2008
Current:
U.S.	$3,540	$(659)	$642
Foreign	$15,054	$14,650	$14,818
Total	$18,594	13,991	15,460
Deferred:
U.S.	$2,973	$1,001	$11,595
Foreign	$1,870	$951	$751
Valuation allowance (U.S.)	$—	$—	$(12,587)
Valuation allowance (Foreign)	$(650)	$(2,874)	$(6,095)
Total	$4,193	$(922)	$(6,336)
Provision for income taxes	$22,787	$13,069	$9,124

As of August 31, 2010, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2010	2009	2008
Federal tax provision at statutory rates	34.00%	34.00%	34.00%
State taxes, net of federal benefit	0.47	0.11	0.19
Differences in foreign tax rates	(3.39)	(7.03)	2.85
Permanent items and other adjustments	1.36	1.54	(4.80)
Decrease in U.S valuation allowance	—	—	(0.42)
Decrease in Foreign valuation allowance	(0.90)	(5.16)	(12.74)
Provision for income taxes	31.54%	23.46%	19.08%

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2010 and 2009 are shown below (in thousands):

	August 31,
	2010	2009
Deferred tax assets:
U.S. net operating loss carryforward	$9,688	$10,437
U.S. capital loss carryforward	7,442	7,442
U.S. timing differences and AMT credits	(1,337)	(732)
Deferred compensation	921	1,258
Foreign tax credits	4,944	5,859
Foreign deferred taxes	14,264	15,414
Total deferred tax assets	35,922	39,678
U.S. valuation allowance	(8,350)	(8,350)
Foreign valuation allowance	(7,296)	(7,772)
Net deferred tax assets	$20,276	$23,556

 As of August 31, 2010 and 2009, the Company had deferred tax liabilities of $1.6 million and $1.2 million, respectively, arising from timing differences in certain subsidiaries.

During fiscal year 2010, the Company incurred current tax expense of $18.6 million and recognized a net deferred tax expense of $4.2 million, resulting in a net tax expense of $22.8 million.  During fiscal year 2009, the Company incurred current tax expense of $14.0 million and recognized a net deferred tax benefit of $922,000, resulting in net tax expense of $13.1 million.    The effective tax rate for fiscal year 2010 is 31.54%, as compared to the effective tax rate for fiscal year 2009 of 23.46%.  For fiscal year 2010, the increase in the effective tax rate is primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; (ii) in fiscal year 2009 only, the Company reversed approximately $2.2 million of accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations and $2.8 million for previously recorded valuation allowances.

For fiscal year 2010, the Company concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company also determined that no valuation allowances previously recorded should be reversed for certain of its subsidiaries during fiscal year 2010. The reversal of previously recorded valuation allowances resulted in a net tax benefit of $2.8 million for fiscal year 2009.  Accordingly, the Company had net foreign deferred tax assets of $7.0 million and $7.6 million as of August 31, 2010 and 2009, respectively.

The Company has U.S. federal and state tax net operating loss carryforwards, or NOLs, at August 31, 2010 of approximately $32.4 million and $4.8 million, respectively. The U.S. federal and state tax loss carryforwards generally expire during periods ranging from 2015 through 2025, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year.   In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carryforward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

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

As of August 31, 2010, the Company also has foreign tax credits that expire from 2015 through 2020 of $4.9 million.  Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company has valuation allowances of $1.0 million on U.S. foreign tax credit carryforwards generated before the date of the deemed ownership change.

The Company also has capital loss carryforwards that expire from 2010 through 2012 of $20.6 million, resulting from the PSMT Philippines and Mexico disposals and the cessation of operations in Guam. As these capital losses can only be used to offset capital gains and the Company has no current plans to be able to use these capital losses, a full valuation allowance has been recorded against them.

The Company does not provide for income taxes that would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2010 and 2009, the undistributed earnings of these foreign subsidiaries are approximately $96.9 million and $65.5 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company was required to adopt and implement the provisions of accounting for uncertainty in income taxes, which requires the Company to accrue for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	August 31,
	2010	2009
Balance at beginning of fiscal year	$13,851	$15,236
Additions based on tax positions related to the current year	429	564
Reductions for tax positions of prior years	(166)	(600)
Settlements	(21)	(448)
Expiration of the statute of limitations for the assessment of taxes	(478)	(901)
Balance at end of fiscal year	$13,615	$13,851

As of August 31, 2010, the liability for income taxes associated with uncertain tax benefits was $13.6 million and can be reduced by $11.6 million of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to  accounting for uncertainty in income. The net amount of $2.0 million, if recognized, would favorably affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2011 is expected to result in a reduction to long-term income taxes payable totaling $1.0 million.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2010 and 2009, the Company had accrued $1.5 million and $1.4 million, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company has various appeals pending before tax courts in its subsidiaries’ jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 2001 and 2003 through 2010
California (U.S.)	2000 through 2001 and 2004 through 2010
Florida(U.S.)	2000 through 2001 and 2003 through 2010
Aruba	2002 to the present
Barbados	2002 to the present
Costa Rica	2007 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2006 to the present
Honduras	2005 to the present
Jamaica	2004 to the present
Mexico	2006 to the present
Nicaragua	2006 to the present
Panama	2007 to the present
Trinidad	2003 to the present
U.S. Virgin Islands	2001 to the present
Colombia	2009 to the present

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

Cash amounts paid during fiscal year 2010, 2009 and 2008 for income taxes were $19.3 million, $13.0 million and $12.9 million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – DEBT

As of August 31, 2010 and 2009, the Company had bank credit agreements and lines of credit for $27.9 million and $24.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expire during the year and is normally renewed.  As of August 31, 2010 and 2009, borrowings, lines and letters of credit totaling approximately $4.0 million and $2.5 million, respectively, were outstanding under these facilities, leaving approximately $23.9 million and $22.4 million, respectively, available for borrowings. Of these outstanding amounts as of August 31, 2010 and 2009, the Company, together with its subsidiaries, had $3.6 million and $2.3 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.8% and 10.0%, respectively.

Long-term debt consists of the following (in thousands):

	August 31,
	2010	2009
Note due July 2017, 9.0% fixed rate	$5,858	$6,552
Note due November 2017, (six-month LIBOR + 1.5%) 2.12% current Rate(4)	3,375	3,825
Note due November 2017, (BB Prime rate – 2%) 5.85% current rate	3,334	3,780
Note due September 2014, 5.5% fixed rate(1) (3)	7,267	—
Note due August 2018, (1 year LIBOR + 2.75%) 3.62% current rate(4)	7,200	8,100
Note due February 2016, 6.71% fixed rate(1)	8,075	9,025
Note due August 2014, 5.5% fixed rate(1) (3)	9,000	10,000
Note due January 2015, 5.5% of fixed rate (1) (3)	5,650	—
Note due March 2015, (Variable interest of 11.25%, to be periodically reviewed)11.25% current rate(2)	5,511	—
Note due August 2015, (Yr-1 5.0% Fixed rate, Yrs 2-3 5.5% Fixed rate and Yrs 4-5 Prime rate + 2.5%) 5.0% current rate(1)	5,000	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan)	450	428
Total long-term debt	60,720	41,710
Less: current portion	7,715	4,590
Long-term debt, net of current portion	$53,005	$37,120

(1)	Loan contains a balloon payment due at the end of the loan term.
(2)
On March 16, 2010, as collateral for this loan, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan obtained on March 16, 2010 for the loan term.

(3)	As of July 1, 2010, the interest on these loans was amended from a variable rate to a fixed rate of 5.5%.
(4)	The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments. (See Note 14 - Interest Rate Swaps).

For fiscal years 2010 and 2009, approximately $54.8 million and $41.3, respectively, of the Company's long-term debt was collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $87.4 million and $61.0 million as of August 31, 2010 and 2009, respectively.

As of August 31, 2010 and 2009, approximately $36.7 million and $26.6 million, respectively, relate to loans held by the Company’s subsidiaries in Trinidad, Barbados, Panama, El Salvador and Honduras that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of August 31, 2010, the Company was in compliance with respect to these covenants for fiscal year 2010.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2011	$7,715
2012	8,165
2013	7,715
2014	12,715
2015	14,630
Thereafter	9,780
Total	$60,720

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between February 28, 2011 and July 5, 2031.

As of August 31, 2010, the Company’s warehouse clubs occupied a total of approximately 1,768,999 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
San Diego, CA(2)	Corporate Headquarters	April 1, 2004	35,000	August 31, 2015	5 years
Miami, FL(3)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	February 28, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.
(2)	The Company negotiated a lease extension commencing on April 1, 2010 for a total of 65 months ending on August 31, 2015 for its corporate headquarters site.
(3)
The Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space adjacent to this facility following related construction activities expected to be completed by the second half of fiscal 2011.

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2010, 2009 and 2008 (in thousands):

	Years ended August 31,
	2010	2009	2008
Minimum rental payments	$6,847	$6,661	$5,587
Deferred rent accruals	438	272	757
Total straight line rent expense	7,285	6,933	6,344
Contingent rental payments	1,561	1,345	2,148
Rental expense	$8,846	$8,278	$8,492

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended August 31,	Open Locations(1)
2011	$6,366
2012	6,531
2013	6,690
2014	6,769
2015	6,831
Thereafter	49,516
Total (2)	$82,703

(1)	Operating lease obligations have been reduced by approximately $479,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $980,000; however, sublease income for this location is projected to be approximately $1.2 million, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2010, 2009 and 2008 (in thousands):

	Years ended August 31,
	2010	2009		2008
Minimum rental payments	$2,413	$2,271		$2,234
Deferred rent accruals	184	350	(1)	—
Total straight line rent income	2,597	2,621		2,234
Contingent rental payments	76	99		114
Common maintenance area income	51	11		32
Rental income	$2,724	$2,731		$2,380

The Company recorded deferred rental income of $279,000 in the first quarter of fiscal year 2009 based on a revised calculation that did not affect subsequent quarters.

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2010 (in thousands):

Periods ended August 31,	Amount
2011	$2,307
2012	1,729
2013	1,590
2014	1,566
2015	1,546
Thereafter	8,663
Total	$17,401	(1)

(1)
In fiscal 2010, the Company entered into a 10 year lease agreement with an option to purchase the vacated Los Pueblos site.  The Company will record rent from this lease as rental income.  The future minimum rental income includes this item.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – INTEREST RATE SWAPS

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by the Company using derivative instruments is interest rate risk.  To manage interest rate exposure, the Company entered into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the LIBOR interest payments associated with variable-rate loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

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

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For fiscal years 2010 and 2009, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the year ended August 31, 2010	$446	$293	$739
Interest expense for the year ended August 31, 2009	$675	$144	$780

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of August 31, 2010	Notional Amount as of August 31, 2009
RBTT	$7,200	$8,100
Citibank N.A.	$3,375	$3,825
Total	$10,575	$11,925

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	August 31, 2010		August 31, 2009
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$767	Other Accrued Expenses	$625
Total derivatives designated as hedging instruments(2)		$767		$625

(1)	The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $576,000 and $464,000, net of tax, as of August 31, 2010, and, 2009, respectively.
(2)	All derivatives were designated as hedging instruments.

For the respective periods, there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges.

NOTE 15 – ACQUISITION OF NONCONTROLLING INTEREST

In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary for $3.8 million in cash.  As of the purchase date, the Company had recorded a liability for approximately $886,000 related to the 5% noncontrolling interest.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for approximately $2.9 million (the difference between the fair value of consideration paid less the book value of the noncontrolling interest).

The Company did not acquire any noncontrolling interests during fiscal year 2009 or fiscal year 2008.

NOTE 16 – PSC SETTLEMENT

On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with PSC, Tecnicard, Inc. and Banco de la Produccion, and their affiliates, which resolved the previously disclosed disputes that had been pending between the Company and the PSC Parties. The terms of the Settlement Agreement and Release included an agreement that, subject to PSC’s commercially reasonable efforts to sell, during a 60 day period commencing February 8, 2008, 679,500 shares of the Company’s common stock held by PSC at a price at or above $25 per share, the Company and PSC would enter into a Put Agreement covering any of the 679,500 shares that PSC owned at the end of such period. The Put Agreement, in turn, required PSC to use commercially reasonable efforts to sell the shares subject to the Put Agreement during a period of 60 days from the date of the Put Agreement. At the end of such period, PSC was able to require the Company to purchase at $25 per share any of those shares that remained unsold at the conclusion of that period.  As of April 9, 2008, the date of the Put Agreement, PSC held 330,708 shares of the Company’s common stock. At the conclusion of such period, and subject to the terms and conditions of the Put Agreement, PSC could require the Company to purchase at $25.00 per share any of those shares that PSC had not successfully sold.  On June 11, 2008, PSC notified the Company that 64,739 shares remained unsold and it intended to exercise its right under the Put Agreement with respect to those remaining shares.  The Company as of August 31, 2008 repurchased 58,285 of these shares, with 6,454 shares remaining to be purchased.  The Company recorded the purchase of the 58,285 shares as a purchase of treasury stock at the average market value on the day of purchase.  The Company recorded approximately $1.3 million for the purchase of treasury stock related to the PSC settlement in fiscal year 2008.  The difference between the average market value used to record treasury stock and the $25.00 put price was charged to additional paid in capital.  The amount charged was approximately $115,000 in fiscal year 2008.  On September 9, 2008 (fiscal year 2009), the Company completed the purchase of the remaining 6,454 shares for approximately $161,000 that was recorded as treasury stock acquired.  No additional cash or non-cash expenditures were incurred during or subsequent to fiscal year 2009 relating to the PSC settlement.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by PFD Ivanhoe or La Jolla Aviation, Inc. to travel to business meetings in Central America and the Caribbean. The officers of PFD Ivanhoe, Inc. included Sol Price, Robert Price and Jack McGrory, and it was solely owned by The Price Group, whose members included Sol Price, Robert E. Price, Murray Galinson and Jack McGrory. PFD Ivanhoe, Inc. ceased doing business in June 2009 and subsequently was dissolved. La Jolla Aviation, Inc. began operations in July 2009. La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed PFD Ivanhoe, and will now reimburse La Jolla Aviation, for a portion of the fixed management fee and additional expenses incurred by PFD Ivanhoe or La Jolla Aviation, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed PFD Ivanhoe and reimburses La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $39,000, $26,000 and $77,000 for fiscal years 2010, 2009 and 2008, respectively, for these services.

Relationship with Robert Price: In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

 Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008. As required by the Settlement Agreement and Release (see Note 16 - PSC Settlement), Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for fiscal years ended August 31, 2010, 2009 and 2008.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $64,000, $30,000 and $82,000 in legal expenses with this firm during the fiscal years ended August 31, 2010, 2009 and 2008, respectively. Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.2 million, $1.3 million and $964,000 in rental income for this space during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $271,000, $235,000 and $175,000 for products purchased from this entity during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $2.0 million, $3.8 million and $3.2 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. Mr. Zurcher is also a director of Promerica Financial Corporation, S.A., from which the Company has recorded approximately $148,000 of rental income during the fiscal year ended August 31, 2008 for space leased to Promerica Financial Corporation, S.A. No rental income related to Promerica Financial Corporation S.A. was recorded in fiscal years 2009 and 2010. On March 22, 2007, the Company informed certain entities with which Mr. Zurcher is affiliated that the Company was not renewing the Company’s credit card relationship with those entities because the Company had determined that another credit card provider was more suitable for the future needs and expectations of its members. In response, PSC, S.A. and related entities disputed the Company’s right to terminate. On February 11, 2008 the Company announced that it had entered into a Settlement Agreement and Release with the PSC Parties, which resolved the disputes that had been pending between the Company and the PSC Parties (see Note 16 - PSC Settlement).

 Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of August 31, 2010.  Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $242,000, $240,000 and $227,000 in rental income and common area maintenance charges for this space during fiscal years 2010, 2009 and 2008, respectively.

 Relationships with Price Charities: During fiscal years 2010, 2009 and 2008, the Company sold approximately $106,000, $77,000 and $67,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price. The Company also participates in a donation program with Price Charities allowing its members to donate money at the sales register to “Aprender y Crecer” ("Learn and Grow").  The Company remits these collections on a quarterly basis to Price Charities. The Company did not have a liability to Price Charities as of August 31, 2010, 2009 and 2008.

Relationships with Price Plaza Alajuela PPA, S.A.: The Company earned income of approximately $3,000 and $67,000 for advisory and construction service fees during fiscal years 2010 and 2009, respectively, from Price Plaza Alajuela, S.A. (see Note 18 - Unconsolidated Affiliates).

Relationships with GolfPark Plaza, S.A.: During fiscal year 2010, the Company earned income of approximately $23,000 for advisory and construction service fees from GolfPark Plaza, S.A. (see Note 18 - Unconsolidated Affiliates).

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the initial nature of the joint ventures (GolfPark Plaza, Price Plaza Alajuela and Newco2) and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Under the equity method the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 412,594 square feet of real estate for the construction of a retail center. During fiscal year 2009, the Company made additional capital contributions of approximately $50,000.  During fiscal year 2010, the Company made additional capital contributions of $433,000. As of August 31, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $2.0 million and $2.5 million, respectively. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 232,244 square feet of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2009, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during fiscal year 2010. As of August 31, 2010 and August 31, 2009, the Company’s commitment to make future additional capital contributions was approximately $1.6 million. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company has recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of August 31, 2010 and August 31, 2009 was approximately $450,000 and $428,000, respectively.  The Company has reflected this amount as long-term debt within its consolidated balance sheet.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of August 31, 2010, there are no commitments to make additional capital contributions to this joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 31, 2007 (fiscal year 2008), Grupo Gigante S.A. de C.V. acquired all of PriceSmart, Inc.’s 164,046 shares or 50% interest in PSMT Mexico (a joint venture that had previously operated three PriceSmart warehouse clubs) for $2.0 million, thereby assuming 100% control and ownership of PSMT Mexico.  The Company had previously recorded a $2.6 million impairment charge in fiscal year 2007, related to the write down of the Company’s interest in its Mexico joint venture to its revised net realizable value. In the first quarter of fiscal year 2008, the Company recorded a loss on disposal of $111,000 to write off the equity income of $111,000 recognized for the first two months of the quarter. The income included foreign currency translation gain of $129,000.

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	Years Ended August 31,
	2010	2009
Current assets	$404	$22
Noncurrent assets	$6,608	$6,252	(1)
Current liabilities	$27	$41
Noncurrent liabilities	$—	$—

(1)
Noncurrent assets for the period ended August 31, 2009 have been restated.  The amount previously reported was $10.9 million.  The change was a result of the joint venture, Golf Park Plaza, correcting its application of the International Financial Reporting Standards valuation of property, plant and equipment.  This change did not have an impact on the Company's previously reported results of operations, financial position or cash flow prepared in accordance with U.S. GAAP.

	Years Ended August 31,
	2010	2009	2008
Net loss	$(44)	$(41)	$—

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of August 31, 2010 and 2009 (in thousands):

	2010			2009
Entity	Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity		Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$5,088	$7,105		$4,664	$7,115
Price Plaza Alajuela, S.A.	2,537	4,183		2,550	4,195
Newco2	466	475	(1)	444	475
Total	$8,091	$11,763		$7,658	$11,785

(1)	The amount includes the imputed interest on the loan from Prico.
(2)	The maximum exposure is determined by adding the Company's variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping warehouse clubs that operate in 11 countries/territories that are located in Latin America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Latin America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.

As of August 31, 2010 the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year Ended August 31, 2010
Revenues from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	(953)	(8,341)	(5,966)	—	(15,260)
Asset impairment and closure costs income	—	(12)	(6)	—	(18)
Operating income	16,243	41,967	16,683	—	74,893
Interest income from external sources	135	306	112	—	553
Interest income from intersegment sources	3,378	1,057	417	(4,852)	—
Interest expense from external sources	(28)	(2,288)	(407)	—	(2,723)
Interest expense from intersegment sources	(120)	(1,900)	(2,832)	4,852	—
Income from continuing operations before taxes	19,607	38,760	13,719	—	72,086
Provision for income taxes	(6,742)	(11,466)	(4,579)	—	(22,787)
Net income attributable to PriceSmart(2)	12,882	27,294	9,139	—	49,315
Assets of discontinued operations	692	—	—	—	692
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Identifiable assets	65,635	305,429	201,501	—	572,565

Year Ended August 31, 2009
Revenues from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Asset impairment and closure (costs) income	(99)	212	136	—	249
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	(29)	(692)	(979)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Income from continuing operations before taxes	7,847	29,938	17,631	—	55,416
Provision for income taxes	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income	5,690	20,879	15,750	—	42,319
Assets of discontinued operations	900	—	—	—	900
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Identifiable assets	43,544	277,481	166,348	—	487,373

Year Ended August 31, 2008
Revenues from external customers	$1,564	$670,822	$447,490	$—	$1,119,876
Intersegment revenues	381,000	—	2,494	(383,494)	—
Depreciation and amortization	(806)	(6,217)	(4,347)	—	(11,370)
Asset impairment and closure (costs) income	—	(1,174)	32	—	(1,142)
Operating income	3,730	28,667	16,029	—	48,426
Interest income from external sources	883	231	79	—	1,193
Interest income from intersegment sources	4,516	1,515	—	(6,031)	—
Interest expense from external sources	11	(766)	(690)	—	(1,445)
Interest expense from intersegment sources	(75)	(3,042)	(2,914)	6,031	—
Income from continuing operations before taxes	8,965	26,234	12,145	—	47,334
Provision for income taxes	(470)	(6,293)	(2,361)	—	(9,124)
Net income	8,381	19,941	9,784	—	38,106
Assets of discontinued operations	1,247	—	—	—	1,247
Long-lived assets (other than deferred tax assets)	26,163	136,861	79,986	—	243,010
Goodwill	—	33,639	5,609	—	39,248
Identifiable assets	61,876	254,333	135,203	—	451,412
(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2)
The increase in net income for fiscal year 2010 for the United States Operations segment as compared to net income for fiscal years 2009 and 2008 is primarily due to the increase, beginning in fiscal year 2010, of the royalty rates charged by the United States to the Company's foreign subsidiaries with respect to licensing of trademarks and other intellectual property rights.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2010 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

On November 1, 2010 the Company’s Colombia subsidiary entered into a loan agreement with Citibank NA. New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five year period at PriceSmart, Colombia’s option.  The loan will be secured by a time deposit of $16.0 million pledged by the Company.  The deposit will earn an interest rate of 6 month LIBOR plus 1.6%.

On November 5, 2010 the Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”).  This warehouse club is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2010 and 2009 is as follows:

Fiscal Year 2010	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2009	Feb. 28, 2010	May 31, 2010	Aug. 31, 2010	Aug. 31, 2010
Total net warehouse club and export sales	$309,240	$359,899	$342,083	$358,718	$1,369,940
Total cost of goods sold	262,271	305,802	289,114	303,077	1,160,264
Net income attributable to PriceSmart from continuing operations	10,368	13,662	12,028	13,242	49,299
Discontinued operations, net of tax	9	35	(4)	(24)	16
Net income attributable to PriceSmart	10,377	13,697	12,024	13,217	49,315
Basic income per share	$0.35	$0.46	$0.40	$0.45	$1.66
Diluted income per share	$0.35	$0.46	$0.40	$0.44	$1.65

Fiscal Year 2009	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2008	Feb. 28, 2009	May 31, 2009	Aug. 31, 2009	Aug. 31, 2009
Total net warehouse club and export sales	$299,354	$329,145	$300,609	$298,902	$1,228,010
Total cost of goods sold	255,226	280,854	256,822	255,137	1,048,039
Net income attributable to PriceSmart from continuing operations	10,717	12,750	8,628	10,252	42,347
Discontinued operations, net of tax	(19)	(63)	55	(1)	(28)
Net income attributable to PriceSmart	10,698	12,687	8,683	10,251	42,319
Basic income per share(1)	$0.36	$0.43	$0.29	$0.35	$1.43
Diluted income per share(1)	$0.36	$0.43	$0.29	$0.34	$1.43

(1)
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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of November 1, 2010, there were approximately 9,624 holders of record of the common stock.
	Dates		Stock Price
	From	To	High	Low
2010 CALENDAR QUARTERS
First Quarter	9/1/09	11/30/09	$19.98	$17.75
Second Quarter	12/1/09	2/28/10	21.40	18.79
Third Quarter	3/1/10	5/31/10	25.42	21.26
Fourth Quarter	6/1/10	8/31/10	28.00	23.02

2009 CALENDAR QUARTERS
First Quarter	9/1/08	11/30/08	$21.16	$10.93
Second Quarter	12/1/08	2/28/09	20.82	11.09
Third Quarter	3/1/09	5/31/09	20.94	15.50
Fourth Quarter	6/1/09	8/31/09	18.66	14.43

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2010, except as reported on Current Reports on Form 8-K filed during the year.

Dividends

On January 27, 2010, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 26, 2010 to stockholders of record as of the close of business on February 15, 2010 and $0.25 per share was paid on August 31, 2010 to stockholders of record as of the close of business on August 13, 2010.

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

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the fourth quarter of fiscal year 2010, the Company repurchased a total of 1,701 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the fourth quarter of fiscal year 2010. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June	—	$—	—	N/A
July	1,701	26.78	—	N/A
August	—	—	—	N/A
Total	1,701	$26.78	—	N/A

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	68
Gonzalo Barrutieta	Director	44
Katherine L. Hensley	Director	73
Leon C. Janks	Director	61
Lawrence B. Krause	Director	80
Jose Luis Laparte	Director, Chief Executive Officer and President	44
Keene Wolcott	Director	79
Edgar Zurcher	Director	59

Information Regarding Directors

Robert E. Price has been Chairman of the Board of the Company since July 1994 and served as Chief Executive Officer of the Company from April 2006 until July 2010. Mr. Price served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000.

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

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940.

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

Lawrence B. Krause has been a director of the Company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on advisory boards for a number of institutions including the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation.

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010. Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

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

Edgar Zurcher has been a director of the Company since October 15, 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses in certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”). PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta and Roma S.A. dba Roma Prince S.A., from which the Company purchases products for sale to its members at the PriceSmart warehouse clubs, and is a director of Promerica Financial Corporation, S.A. from which the Company received rental income and credit card fees in fiscal years 2008 and 2007.

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President	44
John M. Heffner	Executive Vice President and Chief Financial Officer	56
Robert M. Gans	Executive Vice President, Secretary and General Counsel	61
William J. Naylon	Executive Vice President and Chief Operating Officer	48
Thomas D. Martin	Executive Vice President – Merchandising	54
Brud E. Drachman	Executive Vice President – Construction Management	55
John D. Hildebrandt	Executive Vice President – Operations	52

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010. Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked more than 14 years for Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

John M. Heffner has been Executive Vice President and Chief Financial Officer of the Company since January 2004, after having served as a consultant to the Company on financial matters from September 2003 through December 2003. From February 2000 until August 2003, Mr. Heffner was Vice President of Finance and Chief Financial Officer of Kyocera Wireless Corp. Mr. Heffner’s previous professional experience was with Digital Equipment Corporation where he held a variety of financial management roles over a 20 year period, and more recently with QUALCOMM Incorporated, where he was a Vice President of Finance from July 1998 until February 2000.

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

William J. Naylon has been Executive Vice President and Chief Operating Officer of the Company since January 2002. Mr. Naylon served as Executive Vice President – Merchandising of the Company from July 2001 until January 2002 and as Senior Vice President of the Company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for the Company’s licensee warehouse club operation in Indonesia. Prior to joining the Company, Mr. Naylon was a General Manager for Costco and served in various management roles for TPC.

Thomas D. Martin has been Executive Vice President – Merchandising of the Company since October 1998 and served as Senior Vice President of the Company from August 1997 to September 1998. Mr. Martin previously served as Vice President of PEI from August 1994 until July 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining PEI as Vice President in August 1994, Mr. Martin served as Vice President of Costco from October 1993 to December 1994 and served in various management roles for TPC.

Brud E. Drachman has been Executive Vice President – Construction Management of the Company since November 2005, served as Executive Vice President – Real Estate and Construction of the Company from February 2005 through October 2005 and as Executive Vice President – Construction and Private Label Merchandising from November 2004 until January 2005. Mr. Drachman served as Executive Vice President – Real Estate and Construction of the Company from November 2002 until October 2004 and served as Senior Vice President – Real Estate and Construction of the Company from August 1998 to October 2002. Mr. Drachman previously served as Vice President – Real Estate and Construction at PEI from August 1994 to August 1997. Prior to joining PEI in 1994, Mr. Drachman served as Project Manager at TPC beginning in 1987.

John D. Hildebrandt has been Executive Vice President – Operations of the Company since February 2010. Mr. Hildebrandt served as Executive Vice President – Central America and Trinidad Operations from March 2009 through January 2010, as Executive Vice President – Central America Operations from August 2003 until February 2009, as Executive Vice President – Caribbean and Asia Operations from July 2001 until July 2003 and as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company’s Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI’s Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Costco from 1994 through 1996, and served in various management roles for TPC since 1979.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT

Annual Meeting
Wednesday, January 19, 2011 at 10:00 AM
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