Form 10-Q
period 2010-11-30
PRICESMART INC
filed 2011-01-07
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The registrant had 29,897,244 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2010.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2010 and the consolidated balance sheet as of August 31, 2010, the unaudited consolidated statements of income for the three  months  ended November 30, 2010 and 2009, the unaudited consolidated statements of equity for the three months ended November 30, 2010 and 2009, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2010 and 2009, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2010	August 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$48,454	$73,346
Short-term restricted cash	1,240	1,240
Receivables, net of allowance for doubtful accounts of $17 and $15 as of November 30 and August 31, 2010, respectively.	3,669	2,855
Merchandise inventories	169,355	131,190
Deferred tax assets – current	4,494	3,639
Prepaid expenses and other current assets	25,400	21,879
Assets of discontinued operations	924	692
Total current assets	253,536	234,841
Long-term restricted cash	13,631	5,640
Property and equipment, net	277,467	265,544
Goodwill	37,445	37,471
Deferred tax assets – long term	15,361	16,637
Other assets	4,369	4,341
Investment in unconsolidated affiliates	8,092	8,091
Total Assets	$609,901	$572,565
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$3,972	$3,551
Accounts payable	143,813	124,401
Accrued salaries and benefits	10,798	10,911
Deferred membership income	9,999	9,729
Income taxes payable	4,054	6,615
Other accrued expenses	12,805	12,095
Long-term debt, current portion	7,734	7,715
Deferred tax liability – current	409	357
Liabilities of discontinued operations	115	109
Total current liabilities	193,699	175,483
Deferred tax liability – long-term	1,554	1,198
Long-term portion of deferred rent	3,525	3,272
Long-term income taxes payable, net of current portion	3,654	3,564
Long-term debt, net of current portion	55,783	53,005
Total liabilities	258,215	236,522
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,625,666 and 30,624,666 shares issued and 29,898,909 and 29,897,909 shares outstanding (net of treasury shares) as of November 30 and August 31, 2010, respectively.	3	3
Additional paid-in capital	380,307	379,368
Tax benefit from stock-based compensation	4,489	4,490
Accumulated other comprehensive loss	(16,820)	(16,672)
Accumulated deficit	(725)	(15,578)
Less: treasury stock at cost; 726,757 and 726,757 shares as of November 30 and August 31, 2010, respectively.	(15,568)	(15,568)
Total PriceSmart stockholders’ equity and total equity	351,686	336,043
Total Liabilities and Equity	$609,901	$572,565
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,
	2010	2009
Revenues:
Net warehouse club sales	$377,331	$308,653
Export sales	1,409	587
Membership income	5,425	4,649
Other income	1,907	1,530
Total revenues	386,072	315,419
Operating expenses:
Cost of goods sold:
Net warehouse club	317,813	261,717
Export	1,344	554
Selling, general and administrative:
Warehouse club operations	35,133	29,234
General and administrative	8,810	7,568
Pre-opening expenses	403	111
Total operating expenses	363,503	299,184
Operating income	22,569	16,235
Other income (expense):
Interest income	129	215
Interest expense	(956)	(630)
Other income (expense), net	(46)	4
Total other expense	(873)	(411)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	21,696	15,824
Provision for income taxes	(6,845)	(5,401)
Loss of unconsolidated affiliates	(5)	(2)
Income from continuing operations	14,846	10,421
Income from discontinued operations, net of tax	7	9
Net income	14,853	10,430
Net income attributable to noncontrolling interest	—	(53)
Net income attributable to PriceSmart	$14,853	$10,377

Net income attributable to PriceSmart:
Income from continuing operations	14,846	10,368
Income (loss) from discontinued operations, net of tax	7	9
	$14,853	$10,377
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.50	$0.35
Basic net income (loss) per share from discontinued operations, net of tax	$0.00	$0.00
Basic net income per share	$0.50	$0.35

Diluted net income per share from continuing operations	$0.50	$0.35
Diluted net income (loss) per share from discontinued operations, net of tax	$0.00	$0.00
Diluted net income per share	$0.50	$0.35
Shares used in per share computations:
Basic	29,356	29,105
Diluted	29,362	29,163
Dividends per share	$0.00	$0.00

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated				Total
				Stock-	Other				PriceSmart
			Additional	based	Compre-	Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holders'	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of restricted stock awards	15	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	53	—	346	—	—	—	—	—	346	—	346
Stock-based compensation	—	—	770	62	—	—	—	—	832	—	832
Change in fair value of interest rate swaps	—	—	—	—	(71)	—	—	—	(71)	—	(71)
Net income	—	—	—	—	—	10,377	—	—	10,377	53	10,430
Translation adjustment	—	—	—	—	152	—	—	—	152	(19)	133
Comprehensive income									10,458	34	10,492
Balance at November 30, 2009	30,402	$3	$378,326	$4,609	$(17,149)	$(39,621)	656	$(14,135)	$312,033	$804	$312,837

Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Exercise of stock options	1	—	7	—	—	—	—	—	7	—	7
Stock-based compensation	—	—	932	(1)	—	—	—	—	931	—	931
Change in fair value of interest rate swaps, net of tax	—	—	—	—	50	—	—	—	50	—	50
Net income	—	—	—	—	—	14,853	—	—	14,853	—	14,853
Translation adjustment	—	—	—	—	(198)	—	—	—	(198)	—	(198)
Comprehensive income									14,705	—	14,705
Balance at November 30, 2010	30,626	$3	$380,307	$4,489	$(16,820)	$(725)	727	$(15,568)	$351,686	$—	$351,686

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Three Months Ended
	November 30,
	2010	2009
Operating Activities:
Net income	$14,853	$10,430
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,237	3,636
Allowance for doubtful accounts	2	(2)
(Gain)/loss on sale of property and equipment	53	(4)
Deferred income taxes	827	1,036
Discontinued operations	(9)	(9)
Excess tax deficiency (benefit) on stock-based compensation	1	(62)
Equity in losses of unconsolidated affiliates	5	2
Stock-based compensation	932	770
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(7,813)	102
Merchandise inventories	(38,165)	(31,549)
Accounts payable	19,414	11,868
Net cash used in continuing operating activities	(5,663)	(3,782)
Net cash provided by (used in) discontinued operating activities	(218)	140
Net cash used in operating activities	(5,881)	(3,642)
Investing Activities:
Purchases of property and equipment	(14,199)	(8,625)
Proceeds from disposal of property and equipment	4	60
Capital contribution to Panama joint venture	—	(100)
Net cash used in continuing investing activities	(14,195)	(8,665)
Net cash used in discontinued investing activities	—	—
Net cash used in investing activities	(14,195)	(8,665)
Financing Activities:
Proceeds from bank borrowings	12,951	13,582
Repayment of bank borrowings	(9,828)	(6,427)
Addition to restricted cash	(8,000)	—
Excess tax (deficiency) benefit on stock-based compensation	(1)	62
Purchase of treasury stock	—	(1)
Proceeds from exercise of stock options	7	346
Net cash provided by (used in) financing activities	(4,871)	7,562
Effect of exchange rate changes on cash and cash equivalents	55	(409)
Net increase (decrease) in cash and cash equivalents	(24,892)	(5,154)
Cash and cash equivalents at beginning of period	73,346	44,193
Cash and cash equivalents at end of period	$48,454	$39,039

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,062	$698
Income taxes	$6,805	$4,197

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2010

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size, than warehouse clubs in the United States.  As of November 30, 2010, the Company had 28 warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama and Trinidad, three in Guatemala and the Dominican Republic, two in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).   The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million United States Dollars as of the acquisition date.)  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.   In addition to the warehouse clubs operated directly by the Company, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.  The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2010.  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, the Company has evaluated subsequent events through the date and time these financial statements were issued.

The Company has utilized net income, rather than net income from continuing operations, as the starting point on the consolidated statements of cash flows for the periods presented, in order to reconcile net income to net cash flows from operating activities as required by the indirect method.  Therefore, prior periods have been reclassified to conform to current year presentation.  This change had no effect on cash from operating activities.

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

The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of November 30, 2010:

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated(1)
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(2)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart Holdings, Inc.	St. Lucia	100.0%	Consolidated(3)
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart Exempt SRL	Barbados	100.0%	Consolidated(3)
PriceSmart, Trinidad	St. Lucia/Trinidad	100.0%	Consolidated(4)
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(5)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(5)
Newco2	Costa Rica	50.0%	Equity(5)

(1)	During fiscal year 2010, the Company created this subsidiary to record the investment and costs associated with the construction of membership warehouse clubs in Colombia.
(2)	Entity is treated as discontinued operations in the consolidated financial statements.
(3)	These subsidiaries act as investment and holding companies for the Company’s subsidiaries in Trinidad and Jamaica.
(4)	The Company acquired the remaining 5% ownership in May 2010, fiscal year 2010. (See Note 12 - Acquisition of Noncontrolling Interest).
(5)
Purchases of joint venture interests during the first quarter of fiscal year 2009 are recorded as investment in unconsolidated affiliates on the consolidated balance sheets. (See Note 13 – Unconsolidated Affiliates)

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted Cash – As of November 30, 2010, the Company had short-term restricted cash of approximately $1.2 million.  This consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with the Banco Del Pais related to the loan agreement entered into by the subsidiary with Banco del Pais.  The Company has long-term restricted cash of approximately $13.6 million. This consisted of approximately $4.8 million for the long-term portion of the Banco Del Pais certificate of deposit, $8.0 million for a time deposit pledged by the Company for the establishment of a loan entered into by the Company’s Colombia subsidiary and deposits made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama of approximately $831,000.

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis.  The Company measures the fair value for interest rate swaps on a recurring basis.  The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when there is evidence of impairment.  There were no material non-financial assets and liabilities deemed impaired and measured at fair value on a nonrecurring basis for the three-month period ended November 30, 2010.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps).  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2010 (in thousands):

Assets and Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses	$—	$702	$—	$702
Total	$—	$702	$—	$702

  The fair value of derivatives is disclosed in further detail in Note 11 - Interest Rate Swaps.

     As of November 30, 2010 and August 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.4 million at November 30, 2010 and $37.5 million as of August 31, 2010.  Foreign exchange translation gains and losses related to this balance sheet caption accounted for the change during the three month period ended November 30, 2010. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 11—Interest Rate Swaps.)

Revenue Recognition – The Company recognizes merchandise sales and export sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership, accordingly, no refund reserve is required to be established for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of tax basis.  The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as "Other accrued expenses" in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance.  The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Revenues: Other Income” on the consolidated statements of income. Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are primarily translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, which are included as a part of costs of goods sold in the consolidated statements of income. For the first three months of fiscal years 2011 and 2010, the Company recorded approximately $378,000 and $383,000 in foreign exchange gains, respectively.

Stock-Based Compensation – Compensation related to stock options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to stock awards is based on the fair market value at the time of grant with the application of an estimated forfeiture rate, as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur. Upon vesting, the Company records compensation expense for the previously estimated forfeiture on stock awards no longer under risk of forfeiture. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense for stock-based compensation or a reduction in paid-in capital from the tax deficiency resulting from stock-based compensation in excess of the related tax deduction, based on the Tax Law Ordering method.  In addition, the Company reflects the tax saving (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.

As of November 30, 2010 and August 31, 2010, the Company had $13.5 million and $13.6 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $2.1 million and $2.0 million, respectively, represent the amount, as of these dates, of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of November 30, 2010 and August 31, 2010, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the three months ended November 30, 2010 and 2009, the Company did not record a net reduction in income tax expense as the result of a lapse in the underlying statute of limitations. The lapse of statutes of limitation in the twelve-month period ending November 30, 2011 would result in a reduction to long-term income taxes payable totaling $1.0 million.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Any such items that are unpaid at the balance sheet date and not projected to be paid within the following 12 months are reflected in the long-term income tax payable caption on the consolidated balance sheets. As of November 30, 2010 and August 31, 2010, the Company had accrued $1.6 million and $1.5 million, respectively, for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the results of operations, financial condition or liquidity.

Tax expense for the first quarter of fiscal year 2011 was $6.8 million on pre-tax income of $21.7 million, as compared to $5.4 million of tax expense on pre-tax income of $15.8 million for the first quarter fiscal year 2010. The effective tax rate for the first quarter of fiscal year 2011 is 31.6% as compared to 34.1% for first quarter of fiscal year 2010. The decrease in the effective tax rate is primarily attributable to a benefit from the re-measurement of the U.S. deferred tax assets of $437,000 due to a change in the U.S. statutory tax rate that is applicable to the current year, from 34% to 35%.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 2001 and 2003 through 2010
California (U.S.)	2000 through 2001 and 2004 through 2010
Florida (U.S.)	2000 through 2001 and 2003 through 2010
Aruba	2002 to the present
Barbados	2002 to the present
Costa Rica	2007 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2006 to the present
Honduras	2006 to the present
Jamaica	2004 to the present
Mexico	2006 to the present
Nicaragua	2007 to the present
Panama	2007 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present
Colombia	2009 to the present

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest (see Note 12 - Acquisition of Noncontrolling Interest).

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding how the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which is fiscal year 2011 for the Company.   The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in Guam as discontinued operations.  Following the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. However, after the sale of the Philippine operations in August 2005, the results of the Philippines and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property will terminate in August 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	November 30, 2010	August 31, 2010
Cash and cash equivalents	$376	$41
Accounts receivable, net	199	219
Prepaid expenses and other current assets	39	39
Other assets	310	393
Assets of discontinued operations	$924	$692
Other accrued expenses	$115	$109
Liabilities of discontinued operations	$115	$109

The Company’s former Guam operation has a deferred tax asset of $2.6 million, primarily generated from NOLs. This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use by the Company.

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Three Months Ended
	November 30,
	2010	2009
Net warehouse club sales	$—	$—
Pre-tax income (loss) from discontinued operations	7	9
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$7	$9

The income (loss) from discontinued operations, net of tax for the three months ended November 30, 2010 and 2009 of approximately $7,000 and $9,000, respectively, is the net result of the subleasing activity in Guam.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	November 30, 2010	August 31, 2010
Land	$87,536	$81,187
Building and improvements	172,586	171,828
Fixtures and equipment	90,509	88,090
Construction in progress	19,800	13,683
Total property and equipment, recorded at historical cost	370,431	354,788
Less: accumulated depreciation	(92,964)	(89,244)
Property and equipment, net	$277,467	$265,544

Building and improvements includes net capitalized interest of approximately $3.1 million and $3.2 million as of November 30, 2010 and August 31, 2010, respectively. Construction in progress includes capitalized interest of $636,000 and $445,000 as of November 30, 2010 and August 31, 2010, respectively.  For the first three months of fiscal year 2011, the Company recorded approximately $138,000 in translation adjustments that decreased the carrying value of the total property and equipment for the period.  For the fiscal year 2010, the Company recorded approximately $267,000 in translation adjustments that increased the carrying value of the total property and equipment for the period.

In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million United States Dollars as of the acquisition date).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  The Company initially paid approximately $4.3 million in November 2010, and upon the completion of certain improvements, expected to occur by March 2011, the Company will then make the final payment of approximately $2.2 million.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for the three months ended November 30, 2010 were approximately $513,000 and $3.8 million, respectively.  The Company continued its expansion of the Miami warehouse, recording costs related to the expansion of approximately $151,000 for the first three months of fiscal year 2011.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.3 million, $3.4 million and $102,000, respectively, in these segments for the three months ended November 30, 2010.  The Company acquired approximately $567,000 of software and computer hardware during the three months ended November 30, 2010.

During the first three months ended November 30, 2009, the Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for the three months ended November 30, 2009 were approximately $1.8 million and $3.4 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.5 million, $1.4 million and $34,000, respectively, in these segments for the three months ended November 30, 2009.  The Company acquired approximately $574,000 of software and computer hardware during the three months ended November 30, 2009.

Depreciation and amortization expense for the first three months of fiscal years 2011 and 2010 was approximately $4.2 million and $3.6 million, respectively.

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

Effective September 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  The following table sets forth the computation of net income per share for the three months ended November 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended
	November 30,
	2010	2009
Net income from continuing operations attributable to PriceSmart	$14,846	$10,368
Less: Earnings and dividends allocated to unvested stockholders	(277)	(218)
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	14,569	10,150
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$14,569	$10,150
Net earnings (loss) available to common stockholders from discontinued operations	$7	$9
Basic weighted average shares outstanding	29,356	29,105
Add dilutive effect of stock options (two-class method)	6	58
Diluted average shares outstanding	29,362	29,163
Basic income per share from continuing operations attributable to PriceSmart	$0.50	$0.35
Diluted income per share from continuing operations attributable to PriceSmart	$0.50	$0.35
Basic income (loss) per share from discontinued operations	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – EQUITY

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2011.

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

Stockholder Contribution

No stockholder contributions were recorded for the first three months of fiscal years 2011 and 2010.

 In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.3 million and $16.2 million and unrealized losses on interest rate swaps (net of tax) of approximately $526,000 and $576,000 as of November 30, 2010 and August 31, 2010, respectively.  The unfavorable translation adjustments during the first three months of fiscal year 2011 of approximately $198,000 were primarily due to weaker foreign currencies. The $50,000 decrease in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from fiscal year 2010 to November 30, 2010. The favorable translation adjustments of approximately $670,000 during fiscal year 2010 were due to a weaker U.S. dollar.

Retained Earnings Not Available for Distribution

As of November 30, 2010 and August 31, 2010, the accumulated deficit included retained earnings designated as legal reserves of approximately $3.5 million and $3.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

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

In November 2001, the Company adopted the 2001 Equity Participation Plan of PriceSmart, Inc. (the “2001 Plan”) for the benefit of its eligible employees, consultants and independent directors. The 2001 Plan initially authorized 350,000 shares of the Company’s common stock for issuance. On April 17, 2008 the Board of Directors approved an amendment to the 2001 Plan to authorize the award of restricted stock units to independent directors, which was approved at the Company’s annual meeting of stockholders in January 2009. The Board also awarded restricted stock units to the independent directors which vest at the rate of 20% per year commencing on March 29, 2008, that was approved at the Company’s annual meeting of stockholders in January 2009. On January 28, 2009, the stockholders of the Company approved an amendment to the 2001 equity participation plan expanding the eligibility provisions under the plan to permit the award of restricted stock units to non-employee directors and authorizing an increase to the number of shares of common stock reserved for issuance from 350,000 to 400,000. Options issued under the 2001 Plan typically vest over five years and expire in six years. The 2001 Plan also allows restricted stock awards and restricted stock units, which typically vest over five years.

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

As of November 30, 2010 and August 31, 2010, an aggregate of 497,539 shares and 493,539 shares, respectively, were available for future grants under all of the Company’s stock option and equity incentive plans.

The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSA”) and restricted stock units (“RSU”).  The cost of these awards is the respective estimated fair value at the grant date.  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model.  Compensation related to RSAs and RSUs is based on using the closing stock price from the day prior to the grant date with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period of five years, graded ratably at the rate of 20% per year over the five-year period.  The Company utilizes “modified grant-date accounting” for true-ups, due to actual forfeitures, at the vesting dates.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense for first three months of fiscal years 2011 and 2010 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended
	November 30,
	2010	2009
Options granted to directors	$13	$10
Restricted stock awards	897	744
Restricted stock units	22	16
Stock-based compensation expense	$932	$770

The following tables summarize stock options outstanding and stock options activity relating to the 1997 Plan, 1998 Plan, 2001 Plan and the 2002 Plan as of November 30, 2010 and 2009 as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2010	35,200	$20.99
Granted	—	—
Exercised	(1,000)	7.63
Forfeited or expired	(4,000)	34.33
Shares subject to outstanding options at November 30, 2010	30,200	$19.67

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2009	179,998	$10.02
Granted	—	—
Exercised	(59,150)	6.20
Forfeited or expired	—	—
Shares subject to outstanding options at November 30, 2009	120,848	$11.89

The following table summarizes information about stock options outstanding and options exercisable as of November 30, 2010:

Range of Exercise Prices	Outstanding as of November 30, 2010	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of November 30, 2010	Weighted-Average Exercise Price on Options Exercisable as of November 30, 2010
$8.18 – $15.66	6,200	1.80	$13.01	4,000	$12.67
15.66 – 20.01	14,000	4.10	17.98	3,400	16.57
20.02 – 32.13	10,000	2.31	26.16	5,800	28.01
$8.18 – $32.13	30,200	3.03	$19.67	13,200	$20.42

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at November 30, 2010 was approximately $129,000 and 1.9 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at November 30, 2010 was approximately $309,000 and 3.0 years, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the three months ended November 30, 2010 and 2009 are summarized in the following table (in thousands):

	Three Months Ended November 30,
	2010	2009
Proceeds from stock options exercised	$7	$346
Intrinsic value of stock options exercised	$23	$768

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the three months ended November, 2010 and 2009 was as follows:

	Three Months Ended November 30,
	2010	2009
Grants outstanding at beginning of period	558,821	618,250
Granted	—	14,800
Forfeited	—	(3,274)
Vested	—	(112)
Grants outstanding at end of period	558,821	629,664

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for first three months of fiscal years 2011 and 2010:

	Three Months Ended November 30,
Weighted Average Grant Date Fair Value	2010	2009
Restricted stock awards and units granted	$—	$18.74
Restricted stock awards and units vested	$—	$17.75
Restricted stock awards and units forfeited	$—	$19.00

The total fair market value of restricted stock awards and units vested during the three months ended November 30, 2009 was approximately $2,000.

The remaining unrecognized compensation cost related to unvested options, restricted stock awards and units at November 30, 2010 and 2009 was approximately $7.7 million and $7.2 million, respectively, and the weighted-average period of time over which this cost will be recognized is 2.9 years and 3.0 years, respectively.  The excess tax benefit (deficiency) on stock-based compensation related to options, restricted stock awards and units for the three months ended November 30, 2010 and 2009 was approximately ($1,000) and $62,000, respectively.

During the three months ended November 30, 2009 the Company repurchased 34 shares of common stock from employees for approximately $1,000 based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.  The Company did not repurchase shares of common stock from employees during the three months ended November 30, 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land.  As of November 30, 2010, the Company’s warehouse clubs occupied a total of approximately 1,850,805 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2012	none
San Diego, CA(2)	Corporate Headquarters	April 1, 2004	35,000	August 31, 2015	5 years
Miami, FL(3)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	June 30, 2011	none

(1)	The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.
(2)	The Company negotiated a lease extension commencing on April 1, 2010 for a total of 65 months ending on August 31, 2015 for its corporate headquarters site.
(3)
The Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space adjacent to this facility following related construction activities expected to be completed in the second half of fiscal 2011.

The following table summarizes the components of rental expense charged for operating leases of open locations for the three months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended
	November 30,
	2010	2009
Minimum rental payments	$1,647	$1,701
Deferred rent accruals	253	110
Total straight line rent expense	1,900	1,811
Contingent rental payments	450	356
Common maintenance area expense	179	197
Rental expense	$2,529	$2,364

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Periods Ended November 30,	Open Locations(1)
2011	$6,454
2012	6,685
2013	6,718
2014	6,790
2015	6,674
Thereafter	47,966
Total (2)	$81,287

(1)	Operating lease obligations have been reduced by approximately $428,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $741,000; however, sublease income for this location is projected to be approximately $890,000, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for the three months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended
	November 30,
	2010	2009
Minimum rental payments	$724	$590
Deferred rent accruals	20	16
Total straight line rent income	744	606
Contingent rental payments	19	25
Common maintenance area income	14	13
Rental income	$777	$644

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of November 30, 2010 (in thousands):

Periods ended November 30,	Amount
2011	$2,354
2012	1,843
2013	1,717
2014	1,576
2015	1,497
Thereafter	8,314
Total	$17,301

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  As of November 30, 2010 and August 31, 2010, the Company had recorded within other accrued expenses a total of $2.1 million, respectively for both periods, for various non-income tax related tax contingencies.

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

See Note 13 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expire on December 31, 2011.  Future minimum service commitments related to this contract for the periods less than one year and for one to three years is approximately $125,000 and $10,000, respectively.

During fiscal year 2010, the Company was made aware of a potential permitting issue involving the Alajuela warehouse club, located in Costa Rica.  The construction of that club and its related facilities included the construction of a water retention basin ("WRB") on property owned by Hacienda Santa Anita(1) ("HSA").  This WRB is used to slow the flow of water runoff from property owned by the Company (the Alajuela warehouse club), property owned by the joint venture Plaza Price Alajuela ("PPA"), and property owned by HSA, as it is discharged into the municipal drainage system. After certain administrative and court proceedings related to the original construction permit for the club and its facilities, the Company was advised by the Municipality of Alajuela ("MA") that the MA required the construction and proper operation of a set of complementary improvements to the WRB.  These improvements consist of digging a network of dirt canals on HSA property to capture and conduct surface waters from these properties to the WRB.  HSA required the Company to sign an indemnification agreement before this work was performed, whereby the Company guarantees that it will purchase at fair market value the land held by HSA in the event HSA is not allowed to develop that land due to the construction of the canals.  The Company has estimated the current fair value of the land to be approximately $4.1 million.  Separately, the Costa Rican Health Ministry (“HM”) has recently required that the Company either close the WRB, or undertake an extensive set of improvements to the WRB which the Company believes to be impractical, expensive and unnecessary. As a result, the Company is attempting to meet with appropriate representatives of the HM. If the HM is unwilling to retract its current requirements, the Company may have to undertake various other efforts to redirect the flow of water, the total cost of which is currently undetermined. The Company has not recorded a liability for any of these matters as of November 30, 2010 or August 31, 2010.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 10 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of November 30, 2010 and August 31, 2010, the Company had bank credit agreements and lines of credit for $28.0 million and $27.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expire during the year and is normally renewed.  As of November 30, 2010 and August 31, 2010, borrowings, lines and letters of credit totaling approximately $4.2 million and $4.0 million, respectively, were outstanding under these facilities, leaving approximately $23.8 million and $23.9 million, respectively, available for borrowings. Of these outstanding amounts as of November 30, 2010 and August 31, 2010, the Company, together with its subsidiaries, had $4.0 million and $3.6 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.7% and 8.8%, respectively.

Long-term debt consists of the following (in thousands):
	November 30,	August 31,
	2010	2010
Note due July 2017, 9.0% fixed rate(5)	$5,697	$5,858
Note due November 2017, (six-month LIBOR + 1.5%) 2.12% current Rate(3) (5) (6)	3,150	3,375
Note due November 2017, (BB Prime rate – 2%) 5.85% current rate	—	3,334
Note due September 2014, 5.5% fixed rate(1) (5) (6)	7,067	7,267
Note due August 2018, (1 year LIBOR + 2.75%) 3.62% current rate(3) (5)	6,975	7,200
Note due February 2016, 6.71% fixed rate(1) (5) (6)	7,837	8,075
Note due August 2014, 5.5% fixed rate(1) (5) (6)	8,750	9,000
Note due January 2015, 5.5% fixed rate (1) (5) (6)	5,500	5,650
Note due March 2015, (Variable interest of 11.25%, to be periodically reviewed)11.25% current rate(2)	5,211	5,511
Note due August 2015, (Yr-1 5.0% Fixed rate, Yrs 2-3 5.5% Fixed rate and Yrs 4-5 Prime rate + 2.5%) 5.0% current rate(1) (5)	4,875	5,000
Note due November 2015, (six-month LIBOR + 2.4%) 2.85% current rate(4)	8,000	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan) (7)(8)	455	450
Total long-term debt	63,517	60,720
Less: current portion(8)	7,734	7,715
Long-term debt, net of current portion	$55,783	$53,005

(1)	Loan contains a balloon payment due at the end of the loan term.
(2)
As collateral for this loan, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan.

(3)	The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments on these loans. (See Note 11 - Interest Rate Swaps).
(4)
On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five year period at PriceSmart, Colombia's option.  As collateral for this credit facility, the Company entered into an agreement with Citibank, N.A. to open and maintain a certificate of deposit equal to the amount outstanding on the loan with an initial interest rate of 6 month LIBOR plus 1.66%.

(5)
As of November 30, 2010 and August 31, 2010, approximately $49.9 million and $54.8 million, respectively, of the Company's long-term debt was collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $89.8 million and $87.4 million as of November 30, 2010 and August 31, 2010, respectively.

(6)
As of November 30, 2010 and August 31, 2010, approximately $32.3 million and $36.7 million, respectively, relate to loans held by the Company’s subsidiaries in Trinidad, Barbados, Panama, El Salvador and Honduras that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of November 30, 2010 and August 31, 2010, the Company was in compliance with respect to these covenants.

(7)	The note due on September 2011 was reclassified to long-term debt, current portion for the reporting period ended on November 30, 2010.
(8)
As of November 30, 2010 and August 31, 2010, approximately $455,000 and $450,000, respectively, of the Company’s long-term debt, current portion was collateralized by shares that the Company owns in the joint venture, Newco2 (see Note 13 - Unconsolidated Affiliates).

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Years Ended November 30,	Amount
2011	$7,734
2012	7,279
2013	7,279
2014	15,896
2015	17,552
Thereafter	7,777
Total	$63,517

NOTE 11 – INTEREST RATE SWAPS

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

In the second quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank, N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in U.S. dollars in fiscal year 2008. The loan has a variable interest rate of six-month LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until November 14, 2012). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million loan and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus a margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap is paid to or received from Citibank, N.A. semi-annually.

For the three month periods ended November 30, 2010 and 2009, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended November 30, 2010	$75	$96	$171
Interest expense for the three months ended November 30, 2009	$113	$80	$193

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of November 30, 2010	Notional Amount as of August 31, 2010
RBTT	$6,975	$7,200
Citibank N.A.	$3,150	$3,375
Total	$10,125	$10,575

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	November 30, 2010		August 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$702	Other Accrued Expenses	$767
Total derivatives designated as hedging instruments(2)		$702		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $526,000 and $576,000, net of tax, as of November 30, 2010, and August 31, 2010, respectively.

(2)	All derivatives were designated as hedging instruments.

For the respective periods, there were no amounts recorded for gain or (loss) on interest rate swaps recognized on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of interest rate swaps in accumulated other comprehensive loss as they are cash flow hedges.

NOTE 12 – ACQUISITION OF NONCONTROLLING INTEREST

In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary for $3.8 million.  As of the purchase date, the Company had recorded approximately $886,000 of noncontrolling interest related to the 5% noncontrolling interest.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for approximately $2.9 million (the difference between the fair value of consideration paid less the book value of the noncontrolling interest).  The Company’s ownership percentage for all consolidated subsidiaries is now 100%, with no recorded noncontrolling interests transactions or acquisition activity related to the three month period ended November 30, 2010.  For the three month period ended November 30, 2009, the Company reported no purchase activity of noncontrolling interests.

NOTE 13 – UNCONSOLIDATED AFFILIATES

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

Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 412,594 square feet of real estate for the construction of a retail center. During fiscal year 2009 and fiscal year 2010, the Company made additional capital contributions of approximately $50,000 and $433,000, respectively.  No additional capital contributions were made during the three months ended November 30, 2010.  As of November 30, 2010 and August 31, 2010, the Company’s commitment to make future additional capital contributions was approximately $2.0 million. However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of capital each party is required to contribute.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 232,244 square feet of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2010, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during the three months ended November 30, 2010.  As of November 30, 2010 and August 31, 2010, the Company’s commitment to make future additional capital contributions was approximately $1.6 million.  However, the parties intend to seek alternate financing for the project, which would reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of November 30, 2010 and August 31, 2010 was approximately $455,000 and $450,000, respectively.  The Company has reflected this amount as long-term debt, current portion within its consolidated balance sheet as of November 30, 2010 and as long-term debt, net of current portion, as of August 31, 2010.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of November 30, 2010, there are no commitments to make additional capital contributions to this joint venture.

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30,	August 31,
	2010	2010
Current assets	$416	$404
Noncurrent assets	6,589	6,608
Current liabilities	25	27
Noncurrent liabilities	—	—

	Three Months Ended
	November 30,
	2010	2009
Net loss	$(10)	$(4)

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of November 30, 2010 and August 31, 2010 (in thousands):

	November 30, 2010			August 31, 2010
Entity	Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity(2)		Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$5,086	$7,104		$5,088	$7,105
Price Plaza Alajuela, S.A.	2,534	4,179		2,537	4,183
Newco2	472	475	(1)	466	475	(1)
Total	$8,092	$11,758		$8,091	$11,763

(1)	The amount includes the imputed interest on the loan from Prico.
(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation, for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $3,000 for the three months ended November 30, 2010.  The Company did not incur any expenses for the three months ended November 30, 2009 for these services.

Relationship with Robert Price: In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.  For the three months ended November 30, 2010 and 2009, no contributions were made by Robert Price.

 Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008.   Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the three months ended November 30, 2010 and 2009.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $20,000 and $14,000 in legal expenses with this firm for the three months ended November 30, 2010 and 2009, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $314,000 and $318,000 in rental income for this space during the three months ended November 30, 2010 and 2009, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $66,000 and $51,000 for products purchased from this entity during the three months ended November 30, 2010 and 2009, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $552,000 and $380,000 for the three months ended November 30, 2010 and 2009, respectively.

Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of November 30, 2010.  Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $61,000 and $60,000 in rental income and common area maintenance charges for this space during the three months ended November 30, 2010 and 2009, respectively.

 Relationships with Price Charities: During the three months ended November 30, 2010 and 2009, the Company sold approximately $7,000 and $14,000, respectively, of supplies to Price Charities, a charitable group affiliated with Robert E. Price. The Company also participates in a donation program with Price Charities allowing its members to donate money at the sales register to “Aprender y Crecer” ("Learn and Grow").  The Company remits these collections on a quarterly basis to Price Charities. As of November 30, 2010 the liability for donations received was approximately $291,000.  The Company did not have a liability to Price Charities as of August 31, 2010.

Relationships with Price Plaza Alajuela PPA, S.A.: The Company incurred a loss of approximately $5,000 for advisory and construction service fees during the three months ended November 30, 2009 from Price Plaza Alajuela, S.A. (see Note 13 - Unconsolidated Affiliates).  The Company did not record any income during the three months ended November 30, 2010.  On October 7, 2010, the Company completed an adjustment to the property boundaries between property owned by the Company at its Alajuela, Costa Rica warehouse club and property owned by Price Plaza Alajuela.  The purpose of the adjustment to these boundaries is to adjust the land boundaries so that the land parcels owned by each entity can be utilized in the most economical means.  The net effect of the realignment was that the Company purchased an additional 195 square meters of land for approximately $38,000.

Relationships with GolfPark Plaza, S.A.: The Company did not record any income during the three months ended November 30, 2010 and 2009, respectively, for advisory and construction service fees from GolfPark Plaza, S.A. (see Note 13 - Unconsolidated Affiliates).

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated third-parties.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 – SEGMENTS

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Period Ended November 30, 2010
Revenues from external customers	$1,424	$239,803	$144,845	$—	$386,072
Intersegment revenues	161,031	—	1,231	(162,262)	—
Depreciation and amortization	(229)	(2,288)	(1,720)	—	(4,237)
Operating income	4,955	12,836	4,778	—	22,569
Interest income from external sources	(12)	140	14	—	142
Interest income from intersegment sources	785	274	77	(1,136)	—
Interest expense from external sources	(4)	(775)	(191)	—	(970)
Interest expense from intersegment sources	(13)	(310)	(813)	1,136	—
Income from continuing operations before taxes	5,711	12,122	3,858	—	21,691
Provision for income taxes	(1,900)	(3,831)	(1,114)	—	(6,845)
Net income attributable to PriceSmart	3,820	8,291	2,742	—	14,853
Assets of discontinued operations	924	—	—	—	924
Long-lived assets (other than deferred tax assets)	35,152	180,840	125,012	—	341,004
Goodwill	—	32,236	5,209	—	37,445
Identifiable assets	37,842	341,999	230,060	—	609,901

Period Ended November 30, 2009
Revenues from external customers	$602	$190,518	$124,299	$—	$315,419
Intersegment revenues	128,859	—	811	(129,670)	—
Depreciation and amortization	(276)	(1,993)	(1,367)	—	(3,636)
Operating income	5,480	7,345	3,410	—	16,235
Interest income from external sources	111	42	62	—	215
Interest income from intersegment sources	906	194	—	(1,100)	—
Interest expense from external sources	(8)	(464)	(158)	—	(630)
Interest expense from intersegment sources	(20)	(539)	(541)	1,100	—
Income from continuing operations before taxes	6,474	6,581	2,769	—	15,824
Provision for income taxes	(1,452)	(2,899)	(1,050)	—	(5,401)
Net income attributable to PriceSmart	5,032	3,679	1,666	—	10,377
Assets of discontinued operations	947	—	—	—	947
Long-lived assets (other than deferred tax assets)	27,235	161,343	98,105	—	286,683
Goodwill	—	32,284	5,131	—	37,415
Identifiable assets	34,096	299,422	183,739	—	517,257

Year Ended August 31, 2010
Revenues from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	(953)	(8,341)	(5,966)	—	(15,260)
Asset impairment and closure (costs) income	—	(12)	(6)	—	(18)
Operating income	16,243	41,967	16,683	—	74,893
Interest income from external sources	135	306	112	—	553
Interest income from intersegment sources	3,378	1,057	417	(4,852)	—
Interest expense from external sources	(28)	(2,288)	(407)	—	(2,723)
Interest expense from intersegment sources	(120)	(1,900)	(2,832)	4,852	—
Income from continuing operations before taxes	19,607	38,760	13,719	—	72,086
Provision for income taxes	(6,742)	(11,466)	(4,579)	—	(22,787)
Net income attributable to PriceSmart	12,882	27,294	9,139	—	49,315
Assets of discontinued operations	692	—	—	—	692
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Identifiable assets	65,635	305,429	201,501	—	572,565
(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2010 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 39% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2010 on November 9, 2010 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three month periods ended November 30, 2010 (fiscal year 2011) and 2009 (fiscal year 2010), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2010 and 2009, the number of warehouse clubs the Company expects to open in fiscal year 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2010)	Number of Warehouse Clubs in Operation (as of November 30, 2009)	Anticipated warehouse club openings in FY 2011	Ownership (as of November 30, 2010)	Basis of Presentation
Colombia	—	—	1	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	—	100%	Consolidated
Dominican Republic	3	2	—	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	3	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	28	26	1

During fiscal year 2010, the Company acquired property in Panama and Trinidad.  The Company completed construction of and opened a new Panama warehouse club ("Brisas") in April 2010.  The Panama warehouse club, previously located at Los Pueblos was closed and relocated to this new site.  The Los Pueblos site is currently being leased with the lessee having an option to buy. The Company completed construction of and opened a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.

The Company completed construction of and opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million United States Dollars as of the acquisition date).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.

At the end of November 30, 2010, the total number of warehouse clubs in operation was 28 operating in 11 countries and one U.S. territory, in comparison to 26 warehouse clubs operating in 11 countries and one U.S. territory at the end of November 30, 2009. The average age of the 28 warehouse clubs in operation was 101 months as of the end of November 30, 2010 and the average age of the 26 warehouse clubs included in operation was 97 months as of November 30, 2009.

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

General Economic Factors

The economic slowdown in the U.S. and other major world economies had a negative effect on consumer spending in the countries where PriceSmart operates in the second half of fiscal year 2009 and continued through the first three months of fiscal year 2010.   Lower expatriate remittances, reduced U.S. demand for exports from Latin America (particularly affecting the assembly (“maquila”) export sector in Guatemala, Honduras and the Dominican Republic), and reduced tourism from the U.S. and Europe (particularly affecting Caribbean markets) contributed to a generally weak economic environment in many of the Company’s markets affecting consumer spending and buying patterns. Improving consumer spending became evident in the Company’s warehouse clubs in the second quarter of fiscal year 2010.  Those positive trends continued through to the remainder of fiscal year 2010 and have continued through the first three months of fiscal year 2011.  These include:

•
 Sales of non-consumable merchandise continued to increase in the first quarter of fiscal year 2011 after declining through much of fiscal year 2009 and the first quarter of fiscal year 2010 when compared to the same quarter in the prior year.  The four most recent fiscal quarters (quarter 2, quarter 3 and quarter 4 of fiscal year 2010 and quarter 1 of fiscal year 2011) have seen a year over year increase in non-consumable merchandise sales of 8.5%, 16.4%, 27.0% and 21.8 % respectively.

•
 The decline in the dollar value of the average transaction, which had been 3.2%, 4.8%, and 4.1% in the last two quarters of fiscal year 2009 and the first quarter of fiscal year 2010, respectively, declined only 0.6% in the second quarter of fiscal year 2010, and registered an increase of 4.3%, 5.6% and 3.7% in the third and fourth quarters of fiscal year 2010 and in the first quarter of fiscal year 2011, respectively, compared to the same quarters in the previous fiscal year.

•
Comparable warehouse club sales percentage growth has improved from the negative growth rate of 1.1%  recorded in September 2009 and 0.3% in October 2009.  The Company has experienced 13 consecutive months of positive comparable monthly warehouse club sales growth with November 2010 at 15.8%.

The Company believes that consumer spending has stabilized and may be increasing in some of its markets, particularly in Latin America, which has had a positive effect on sales in the most recent period and may have a continued positive effect on sales in the upcoming fiscal quarters.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost of imported products and can have an effect on the reported sales of the consolidated company when local currency denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to the Company’s foreign markets.  Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Costa Rican colon, Jamaican dollar and Guatemalan quetzale appreciated relative to the U.S. dollar on a year over year basis through much of the second half of fiscal year 2010.  The Costa Rican colon and the Guatemalan quetzale continued to appreciate into the first quarter of fiscal 2011.  The Company adjusts prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates.  As a result, declines in local currencies relative to the U.S. dollar effectively increase the cost to the Company’s members of imported products, while appreciation in local currencies makes imported products more affordable. The Company believes that the appreciation of the Costa Rican, Jamaican and Guatemalan currencies has had a positive impact on the sales of imported products during the first quarter of fiscal year 2011. With respect to locally acquired merchandise sold in the Company’s warehouse clubs, which accounts for approximately 51% of net warehouse sales, the Company’s margins are not affected by changes in exchange rates and therefore the Company does not adjust prices of these products to address changes in exchange rates.  However, in the case of locally acquired merchandise, a decline in local currency rates relative to the U.S. dollar will decrease the reported year over year sales of the Company when expressed in U.S. dollars.  Conversely, a strengthening of local currency rates relative to the U.S. dollar will increase the reported year over year sales.  With respect to the revaluation of monetary assets and liabilities, the Company recognizes the revaluation (either positive or negative) as an element of net warehouse cost of goods sold and indicates the dollar value of that revaluation, net of reserves, in the discussion on warehouse gross margins.  The Company seeks to reduce U.S. dollar denominated liabilities by obtaining local currency loans from banks within certain markets where it is economical to do so and where the risk of devaluation or the level of U.S. dollar denominated liabilities is high.  For example, last fiscal year, the Company instituted a local currency denominated long term loan in Honduras ($6.0 million, U.S. dollar equivalent).  The Company also has local currency denominated long term loans in Guatemala and Barbados. The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Recent and Future Management Actions

The Company has undertaken or is planning several expansions, reconfigurations and/or fixture upgrades of existing warehouse clubs.  During the first three months of fiscal year 2011, the Company completed the expansion of the overstock freezer in the Llorente, Costa Rica warehouse adding approximately 588 square feet of added freezer space, the expansion of the bakery in the Nicaragua warehouse club adding approximately 970 square feet and the expansion of the Santo Domingo, Dominican Republic central offices adding approximately 900 square feet.  During fiscal year 2010, expansions included the expansion of the warehouse clubs in Aruba and Port of Spain, Trinidad that were finalized in fiscal year 2010, adding approximately 9,000 and 900 square feet of sales floor space, respectively.  Also during fiscal year 2010, the Company completed the expansion of the receiving area within San Pedro Sula, Honduras, adding approximately 700 square feet of receiving space to the facility, and completed significant upgrades to fixtures within the Barbados warehouse club, including the completion of a new produce overstock cooler in the third quarter of fiscal year 2010.

The Company has plans to expand, reconfigure, and/or upgrade clubs and/or fixtures in clubs in several more locations over the next 12 months.  Such plans include: expansion of the Barbados warehouse club sales floor space by approximately 10,000 square feet; expansion of the bakery in the Tegucigalpa, Honduras warehouse club by approximately 400 square feet; and remodeling the fresh foods area within the Port of Spain, Trinidad warehouse club.  The Company will invest approximately $2.2 million for these items and believes that these expansions, reconfigurations, and/or upgrades will provide for more selling space, increased capacity for stocking merchandise in its warehouse clubs and added administrative spaces.

During fiscal year 2010, the Company opened a free trade zone distribution center in Miami, Florida and closed the Panama distribution center for much of the merchandise which ships from Asia. Similar to the arrangement in the Panama distribution center, the Company will incur distribution charges on a per unit basis at the Miami free trade zone distribution center. This change resulted in the more efficient and cost effective movement of merchandise to the Company’s markets. The Company also entered into a lease amendment for its Miami frozen distribution center on August 31, 2009, providing for an additional 5,000 square feet of frozen and refrigerated space. The Company recently renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space to this facility. The Company will invest approximately $3.5 million to upgrade and ready this warehouse space and projects that the construction activities related to these upgrades will be completed in the second half of fiscal year 2011.  The Company intends to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities. This will allow the Company to more efficiently service the PriceSmart warehouse club locations and realize savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to improve the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

The Company offers a co-branded credit card to PriceSmart members in Latin America in cooperation with a bank in the region, Credomatic.  During fiscal year 2009, the Company introduced the co-branded program in its Caribbean markets, except for Aruba, in cooperation with a bank in that region, Scotiabank.  The programs allow for savings in credit card processing fees when the co-branded card is used at the warehouse club as well as providing benefits to club members through the loyalty programs offered by the banks for using the card.   Working with Credomatic and Scotiabank, the Company seeks to increase the use of the co-branded cards in those markets.  In the most recent fiscal quarter, bank and credit card expenses improved two basis points as a percentage of sales compared to the same quarter last year.

The Company has an on-going process to evaluate sites for additional PriceSmart locations.  Although a specific target for new warehouse club openings beyond fiscal year 2011 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million United States Dollars as of the acquisition date).  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011. The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs and is currently establishing a country headquarters in Bogota, including the leasing of office space, and has hired a Country Manager and is in the process of hiring associated buying and administrative staff.

Most PriceSmart real estate is owned rather than leased.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand, or otherwise enhance, PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company may have to purchase more land than is actually needed for the warehouse club operation.  As an example, the Company’s acquisition of the Alajuela site in Costa Rica included the purchase of land for the PriceSmart warehouse club and a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its recently opened Brisas site in Panama City.   To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Financial highlights for the first three months of fiscal year 2011 included:

•
Net warehouse club sales increased 22.3% over the prior year, resulting from the opening of a new warehouse club in Costa Rica in April 2009 and the opening of a new club in Trinidad on April 30, 2010.  Comparable warehouse club sales (that is, sales in warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending December 5, 2010 grew 16.9%.

•
Membership income for the first three months of fiscal year 2011 increased 16.7% to $5.4 million as a result of a 1.2% increase in the average membership fee, resulting from changes in the type of membership accounts established, and a 12.8% increase in membership accounts from November 30, 2009 to November 30, 2010 due in part to continued strong renewal rates at 88%.

•
Gross profits (net warehouse club sales less associated cost of goods sold) increased 26.8% over the prior year due primarily to increased warehouse sales, and gross margin as a percent of net warehouse sales increased 57 basis points resulting from reduced markdowns, improved shrink results, and end-cap income.

•
Selling, general and administrative expenses were lower by 27 basis points as a percentage of sales compared to the same period last year, as warehouse sales growth outpaced the effects of increasing operating costs in comparable clubs and the incremental costs associated with two additional warehouse clubs in operation.

•	Operating income for the first three months of fiscal year 2011 was $22.6 million, an increase of $6.3 million over the first three months of fiscal year 2010.

•	Net income attributable to PriceSmart for the first three months of fiscal year 2011 was $14.9 million, or $0.50 per diluted share.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal first quarter ends on November 30.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Net Warehouse Club Sales

	Three Months ended November 30,
	2010		2009
	Amount	% Change	Amount
Net warehouse club sales	$377,331	22.3%	$308,653

Comparison of Three Months ended November 30, 2010 to 2009

The Company had two additional warehouse clubs in operation in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 (San Fernando in Trinidad, and Arroyo Hondo in Santo Domingo, Dominican Republic).  Together they added approximately 492 basis points of sales growth in the most recent quarter.  In total (including those two additional clubs) sales growth in the quarter was driven mostly by transaction growth (17.8%) while the average value of each transaction increased (3.7%).  Sales growth was evident across all of the Company’s markets and major merchandise categories, particularly in Costa Rica where the local currency continues to be strong compared to the US dollar making the imported merchandise relatively more affordable to our members.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 will not be used in the calculation of comparable warehouse club sale until January 2012.  Similarly, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until July 2011.

Comparison of Three Months ended November 30, 2010 to 2009

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 16.9% for the 13-week period ended December 5, 2010, compared to the same 13-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three months ended November 30, 2010 and 2009 in the segments in which the Company operates.

As of August 31, 2010 the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

	Three Months Ended November 30,
	2010				2009
	Amount	% of net revenue	Year on year increase	% change	Amount	% of net revenue
Latin America	$234,626	62.2%	$48,395	26.0%	$186,231	60.3%
Caribbean	142,705	37.8%	20,283	16.6%	122,422	39.7%
Net warehouse club sales	$377,331	100.0%	$68,678	22.3%	$308,653	100.0%

Comparison of Three Months ended November 30, 2010 to 2009

The higher net warehouse club sales in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets, particularly Costa Rica where the local currency continues to be strong compared to the US dollar, making the imported merchandise relatively more affordable to our members.

Export Sales

	Three Months Ended November 30,
	2010			2009
	Amount	Increase from prior year	% Change	Amount
Export sales	$1,409	822	140.0%	$587

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income

	Three Months Ended November 30,
	2010			2009
	Amount	Increase from prior year	% Change	Amount
Membership income	$5,425	$776	16.7%	$4,649
Membership income % to net warehouse club sales	1.4%			1.5%
Number of total accounts	740,784	83,784	12.8%	657,000

Comparison of Three Months ended November 30, 2010 to 2009

For the first quarter of fiscal year 2011, the increase in membership income reflects both a 12.8% increase in the number of membership accounts and a 1.2% increase in the average fee collected per membership account resulting from changes in the type of membership accounts established.  The membership renewal rate for the 12 month periods ended November 30, 2010 and 2009 was 88% and 83%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Three Months Ended November 30,
	2010			2009
	Amount	Increase from prior year	% Change	Amount
Other i ncome	$1,907	$377	24.6%	$1,530

Comparison of Three Months ended November 30, 2010 to 2009

For fiscal year 2011, the year over year increases was primarily due to increased revenue received for in-store product demonstrations of approximately $221,000 and increased rental income of approximately $133,000, primarily due to the leasing of the former warehouse club in Los Pueblos, Panama.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended November 30,
	2010			2009
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$377,331	$68,678	100.0%	$308,653	100.0%
Less associated cost of goods sold	317,813	56,096	84.2	261,717	84.8%
Warehouse gross profit margin	$59,518	$12,582	15.8%	$46,936	15.2%

Comparison of Three Months ended November 30, 2010 to 2009

For the first quarter of fiscal 2011, the increase in warehouse gross profit margin dollars was due to higher sales and a 57 basis point improvement in gross profit margin as a percentage of sales, resulting from reduced markdowns on merchandise, strong end-cap activity, and improvements in inventory shrink results.  Foreign exchange had little year over year effect in the quarter.

Export Sales Gross Profit Margin
	Three Months Ended November 30,
	2010			2009
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$1,409	$822	100.0%	$587	100.0%
Less associated cost of goods sold	1,344	790	95.4	554	94.4
Export sales gross profit margin	$65	$32	4.6%	$33	5.6%

Comparison of Three Months ended November 30, 2010 to 2009

The increase in export sales gross margin dollars in each fiscal year was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns a margin of approximately 5% of those sales.

Selling, General and Administrative Expenses

Warehouse Club Operations
	Three Months Ended November 30,
	2010				2009
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$35,133	9.3%	$5,899	20.2%	$29,234	9.5%

Comparison of Three Months ended November 30, 2010 to 2009

The costs associated with operating two additional warehouse clubs in the first quarter of fiscal year 2011 (Arroyo Hondo for approximately one month, and San Fernando for three months) were $1.3 million.  Of the $4.6 million increase in warehouse club operation expenses attributable to the 26 warehouse clubs operating in the first quarter of both fiscal years, $2.5 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $358,000 million due to an increase in utility rates after the Company experienced savings in fiscal year 2009.  Depreciation expense increased $353,000 related to ongoing capital investments made in the existing warehouse clubs and the completion of the new warehouse club in Panama City, Panama into which an existing warehouse club was relocated.  Increased costs for repairs and maintenance and supplies added $293,000 and $199,000, respectively.  Credit card costs increased by a total of $392,000 resulting from higher sales but decreased as a percentage of sales from 0.80% of sales in the first quarter last year to 0.78% of sales in the current quarter, reflecting ongoing savings resulting from the co-branded credit cards offered to the Company’s members.

General and Administrative Expenses
	Three Months Ended November 30,
	2010				2009
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$8,810	2.3%	$1,242	16.4%	$7,568	2.5%

Comparison of Three Months ended November 30, 2010 to 2009

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including expenses associated with stock compensation of $750,000, and additional travel expenses of approximately $273,000 were primarily responsible for the increase in general and administrative expenses in the first quarter of fiscal year 2011.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2010			2009
	Amount	Increase/(decrease) from prior year	% Change	Amount
Pre-opening expenses	$403	$292	263.1%	$111

Comparison of Three Months ended November 30, 2010 to 2009

  In the first quarter of fiscal year 2011, pre-opening expenses were almost entirely related to the new warehouse club in the Dominican Republic which opened on November 5, 2010.  The Company did incur a small amount of pre-opening expenses for its planned new warehouse club in Barranquilla, Colombia in the quarter.  The prior year expenses related to the new warehouse club in Trinidad which opened in April 2010.

Operating Income

	Three Months Ended November 30,
	2010				2009
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$22,569	6.0%	$6,334	39.0%	$16,235	5.3%

Comparison of Three Months ended November 30, 2010 to 2009

Operating income improved from fiscal 2010 to fiscal 2011 and from fiscal 2009 to fiscal 2010, resulting from higher sales, improved net warehouse margins and the leveraging of fixed SG&A costs.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

	Three Months Ended November 30,
	2010		2009
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$129	$(86)	$215

 Comparison of Three Months ended November 30, 2010 to 2009

 For fiscal year 2011, the decrease in interest income was primarily due to a decrease in interest rates received on deposits the Company holds and for the three months ended November 30, 2009, the Company recorded approximately $99,000 in interest income associated with interest accrued on a fiscal year 2006 tax refund.

 Interest Expense

	Three Months Ended November 30,
	2010		2009
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,146	$179	$967
Capitalized interest	(190)	147	(337)
Net interest expense	$956	$326	$630

Comparison of Three Months ended November 30, 2010 to 2009

  Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in the first quarter of fiscal year 2011 was due to an increase in debt held by the Company primarily to finance the acquisition of land and the subsequent construction of new warehouse clubs.

Provision for Income Taxes

	Three Months Ended November 30,
	2010		2009
	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$5,927	$2,389	$3,538
Net deferred tax provision (benefit)	$918	$(945)	$1,863
Provision for income taxes	$6,845	$1,444	$5,401
Effective tax rate	31.6%		34.1%

Comparison of Three Months ended November 30, 2010 to 2009

For fiscal year 2011, the decrease in the effective tax rate is primarily attributable to a benefit from the re-measurement of the U.S. deferred tax assets of $437,000 due to a change in the U.S. statutory tax rate that is applicable to the current year, from 34% to 35%.

Loss of Unconsolidated Affiliates

The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Three Months Ended November 30,
	2010		2009
	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$5	$3	$2

 Comparison of Three Months ended November 30, 2010 to 2009

The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2010 and 2009 were primarily due to legal and administrative start up costs incurred by the joint ventures.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Three Months Ended November 30,
	2010		2009
	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interests	$—	$(53)	$53

 Comparison of Three Months ended November 30, 2010 to 2009

For the first quarter of fiscal year 2011, the decrease in the loss attributable to noncontrolling interest from fiscal year 2009 was due to the Company acquiring within the third quarter of fiscal year 2010 the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company and now records 100% of these subsidiaries’ income or loss.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended November 30,
	2010			2009
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations attributable to PriceSmart	$14,846	$4,478	43.2%	$10,368

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

	Three Months Ended November 30,
	2010			2009
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$7	$(2)	(22.2)%	$9

Comparison of Three Months ended November 30, 2010 to 2009

For the first quarter of fiscal year 2011, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements which include the construction of property for new warehouse clubs, expansion projects  for existing warehouse clubs and distribution centers, normal upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, acquisition of noncontrolling interest within certain of its subsidiaries and the purchase of treasury stock upon the vesting of restricted stock awards.  The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term debt, long-term debt and credit facilities.  The Company evaluates on a regular basis if it may need to borrow additional funds if the Company is unable to generate sufficient cash from operations to meet its operating or capital requirements.  As such, the Company may evaluate and enter into or obtain additional loans and/or credit facilities to provide additional liquidity.  Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Three Months Ended
	November 30,
	2010	2009
Cash and cash equivalents	$48,454	$39,039

The Company’s cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,
	2010	2009
Cash flows provided by (used in) continuing operating activities	$(5,663)	$(3,782)
Cash flows provided by (used in) discontinued operations	(218)	140
Cash flows provided by (used in) by investing activities	(14,195)	(8,665)
Cash flows provided by (used in) by financing activities	(4,871)	7,562
Effect of exchange rates	55	(409)
Net increase (decrease) in cash and cash equivalents	$(24,892)	$(5,154)

Operating activities used cash for both periods presented.  Net income increased by approximately $4.5 million to $14.9 million in the first three months of fiscal year 2011, compared to $10.4 million in the first three months of fiscal year 2010.  Net income for the first three months of fiscal year 2011  included approximately $6.0 million in non-cash related expenses consisting of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities of approximately $4.2 million, $827,000, $932,000 and $53,000, respectively.  In the first three months of fiscal year 2011, net cash used by continuing operating activities included cash use of approximately $38.2 million to increase inventories to open the Dominican Republic, Arroyo Hondo warehouse club, meet higher sales demand and to prepare for the holiday season.  Changes in operating assets and liabilities excluding inventory, provided approximately $11.6 million of cash in the first three months of fiscal year 2011.  Cash used by operating activities during the first three months of fiscal year 2010 resulted primarily from the decreased net income of approximately $400,000 to $10.4 million.  Net income included approximately $5.4 million in non-cash related expenses.  This was principally comprised of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $3.6 million, $1.0 million, $770,000 and ($63,000), respectively.  In the first three months of fiscal year 2010, net cash used by continuing operating activities included cash use of approximately $31.5 million to increase inventories in preparation of the holiday sales.  Changes in operating assets and liabilities excluding inventory, provided cash of approximately $12.0 million in the first three months of fiscal year 2010.

Cash used in investing activities for the first three months of fiscal year 2011 consisted primarily of additions to property and equipment for approximately $14.2 million.  The Company acquired approximately 210,000 square feet of land in Barranquilla, Colombia for the equivalent of approximately $6.5 million United States Dollars in November  2010.  The Company plans to construct on this site a new membership warehouse club, expected to open during the summer of 2011.  The Company initially paid approximately $4.3 million in November 2010 and upon the completion of certain improvements, expected to occur by March 2011, the Company will then make the final payment of approximately $2.2 million.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for the three months ended November 30, 2010 were approximately $513,000 and $3.8 million, respectively.  The Company continued its expansion of the Miami warehouse, recording costs related to the expansion of approximately $151,000 for the first three months of fiscal year 2011.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.3 million, $3.4 million and $102,000, respectively, in these segments for the three months ended November 30, 2010.  The Company acquired approximately $567,000 of software and computer hardware during the three months ended November 30, 2010.  In the first three months of fiscal year 2010 investing activities for the Company consisted primarily of additions to property and equipment for approximately $8.6 million.  The Company recorded construction costs in the Latin America and Caribbean segments for the first three months of fiscal year 2010 of approximately $1.8 million and $3.4 million, respectively, in connection with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Fixtures and equipment expenditures within the Latin America, Caribbean and U.S. segments for the first three months of fiscal year 2010 were $1.5 million, $1.4 million and $34,000, respectively.  The Company utilized approximately $574,000 for the acquisition of software and computer hardware in the first three months of fiscal year 2010.  In addition the Company recorded an increase in its investment in the Panama joint venture of $100,000.

  Net cash used by financing activities for the first three months of fiscal year 2011 were primarily the result of obtaining new bank loans offset by the establishment of a certificate of deposit held against a loan and payments on existing bank loans for a net effect of $4.9 million of cash used.  Net cash provided by financing activities for the first three months of fiscal year 2010 were primarily as a result of obtaining new bank loans and payments on bank loans for a net effect of $7.2 million of cash provided.  Proceeds from the exercise of stock options and the tax benefit related to stock options provided an additional $400,000.

Financing Activities(1)

On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the six month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five year period at the option of the Company's Colombia subsidiary.  The loan will be secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.  The deposit will earn an interest rate of six month LIBOR plus 1.6%.  As of November 30, 2010 the Company had received the first of the two tranches of $8.0 million.

On August 31, 2010, the Company’s Panama subsidiary entered into a loan agreement with Metrobank S.A. for $5.0 million to be paid over five years. The loan is denominated in U.S. dollars and has a tiered fixed interest rate of 5.0% and 5.5% in the first year and the second and third years, respectively. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement contains a balloon payment at the end of the term of $2.5 million and includes an option to extend the loan for an additional five years.

In March 2010, the Company’s Honduras subsidiary entered into a loan agreement with Banco Del Pais, S.A. for a loan based in Honduran lempiras that is equivalent to $6.0 million, which must be paid over five years.  The loan has a variable interest rate of 11.25%, which will be periodically reviewed and re-set with a 30-day notice of change in the rate.  Early payment of the loan is permitted.  The Company’s Honduras subsidiary also entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The Company entered into this loan and certificate of deposit agreement consistent with its strategy to reduce U.S. dollar-denominated liabilities by obtaining local currency loans from banks where it is economical to do so and where risk of devaluation or the level of U.S. dollar-denominated liabilities is high.

In January 2010, the Company’s Honduras subsidiary entered into a loan agreement with ScotiaBank El Salvador S.A. for the amount of $6.0 million to be paid over five years. The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term. The loan requires a balloon payment at the end of the loan term of approximately $3.1 million.

In September 2009, the Company’s El Salvador subsidiary entered into a loan agreement with ScotiaBank El Salvador S.A. for the amount of $8.0 million to be paid over five years.  The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term.  The loan requires a balloon payment at the end of the loan term of $4.1 million.

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate charge for a term approximately the same as the variable rate loans being hedged.  The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the two interest rate swap agreements as hedging instruments and has accounted for them under Hedge Accounting Rules.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

(1)	All loans are denominated in U.S. dollars unless otherwise stated.

	Liability Derivatives
	November 30, 2010		August 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other accrued expenses	$702	Other accrued expenses	$767
Total derivatives designated as hedging instruments(2)		$702		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $526,000 and $576,000, net of tax, as of November 30, 2010 and August 31, 2010, respectively.

(2)	All derivatives were designated as hedging instruments.

Short-Term Borrowings and Long-Term Debt

As of November 30, 2010 and August 31, 2010, the Company, together with its wholly owned subsidiaries, had approximately $4.0 million and $3.6 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $28.0 million, which can be used as lines of credit or to issue letters of credit. As of November 30, 2010, lines and letters of credit totaling approximately $4.2 million were outstanding under these facilities, leaving approximately $23.8 million available for borrowing.  As of August 31, 2010, lines and letters of credit totaling approximately $4.0 million were outstanding on a bank credit agreement that provided for borrowings up to $27.9 million, leaving approximately $23.9 million available for borrowing.

As of November 30, 2010 and August 31, 2010, the Company, together with its majority or wholly owned subsidiaries, had $63.5 million and $60.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $8.0 million, offset by normally scheduled payments of principal for approximately $5.2 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $90.2 million and $87.4 million as of November 30, 2010 and August 31, 2010, respectively.

As of November 30, 2010 and August 31, 2010 approximately $32.3 million and $36.7 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador and Honduras that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of November 30, 2010 and August 31, 2010, the Company was in compliance with respect to these covenants.

Contractual Obligations

As of November 30, 2010, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest (1)(7)	$11,528	$20,575	$36,607	$8,253	$76,963
Operating leases (2)(3)	6,454	13,403	13,464	47,966	81,287
Additional capital contribution commitments to joint ventures (4)	3,663	—	—	—	3,663
Equipment lease(5)	18	—	—	—	18
Distribution center services(6)	125	10	—	—	135
Total	$21,788	$33,988	$50,071	$56,219	$162,066

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of November 30, 2010 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $741,000; projected sublease income for this location is approximately $890,000, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $428,000 to reflect the amounts net of sublease income.
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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of November 30, 2010, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2010 of approximately $28.8 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of  November 30, 2010, the Company has classified uncertain income tax positions as $3.7 million in long-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of November 30, 2010, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest (see Note 12 - Acquisition of Noncontrolling Interest).

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding how the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company is required to adopt this guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, which is fiscal year 2011 for the Company.  The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of November 30, 2010, the Company had a total of 28 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 21 of which operate under currencies other than the U.S. dollar. For the three months ended November 30, 2010 and 2009, approximately 79% and 78% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, during fiscal years 2009 and 2008, the currencies in Guatemala and Jamaica experienced an 11% and a 23% devaluation, respectively. However, this devaluation trend was reversed in fiscal year 2010, as currencies in Costa Rica, Jamaica, and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies, respectively, between the end of fiscal year 2009 and the end of fiscal year 2010.  For the three months ended November 30, 2010 the currencies in Costa Rica and Guatemala continued to experience 0.3% and 0.9% strengthening of their currencies, respectively.  For the three months ended November 30, 2010 currencies in Jamaica and Colombia experienced an 0.7% and 5.1% devaluation, respectively.  There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $378,000 and $383,000 for the three months ended November 30, 2010 and 2009, respectively.  Translation adjustment gains/(losses) from the Company’s share of subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately ($198,000) and $152,000 for the three months ended November 30, 2010 and 2009, respectively.  For the three months ended November 30, 2010 and 2009, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $50,000 and ($71,000), net of tax, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of November 30, 2010:

Country/Territory	Number of Warehouse Clubs In Operation		Anticipated Warehouse Club Openings in FY 2011		Currency
Colombia	—		1	(1)	Colombia Peso
Panama	4		—		U.S. Dollar
Costa Rica	5		—		Costa Rican Colon
Dominican Republic	3	(2)	—		Dominican Republic Peso
Guatemala	3		—		Guatemalan Quetzal
El Salvador	2		—		U.S. Dollar
Honduras	2		—		Honduran Lempira
Trinidad	4		—		Trinidad Dollar
Aruba	1		—		Aruba Florin
Barbados	1		—		Barbados Dollar
U.S. Virgin Islands	1		—		U.S. Dollar
Jamaica	1		—		Jamaican Dollar
Nicaragua	1		—		Nicaragua Cordoba Oro
Totals	28		1

(1)	This warehouse club is expected to open in the summer of 2011.
(2)	The Company opened a warehouse club in this country/territory on November 5, 2010 (Arroyo Hondo).

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2010 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of October 6, 2010.

10.2*	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3*	Loan agreement between PriceSmart Colombia, S.A.S. and Citibank, N.A., dated as of November 1, 2010.

10.4*	Deposit between PriceSmart, Inc. and Citibank, N.A., New York, dated as of November 24, 2010.

10.5*	Purchase agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.6*	Addendum No. 1 to purchase agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.7*	Addendum No. 2 to purchase agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: January 7, 2011	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 7, 2011	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)