Form 10-Q
period 2011-02-28
PRICESMART INC
filed 2011-04-07
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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
The registrant had 29,897,996 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2011.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2011 and the consolidated balance sheet as of August 31, 2010, the unaudited consolidated statements of income for the three- and six-month periods ended February 28, 2011 and 2010, the unaudited consolidated statements of equity and the unaudited consolidated statements of cash flows for the six months ended February 28, 2011 and 2010, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28,
	2011	August 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$70,659	$73,346
Short-term restricted cash	1,240	1,240
Receivables, net of allowance for doubtful accounts of $16 and $15 as of February 28, 2011 and August 31, 2010, respectively.	3,167	2,855
Merchandise inventories	151,692	131,190
Deferred tax assets – current	4,086	3,639
Prepaid expenses and other current assets	24,031	21,879
Assets of discontinued operations	803	692
Total current assets	255,678	234,841
Long-term restricted cash	13,670	5,640
Property and equipment, net	280,919	265,544
Goodwill	37,533	37,471
Deferred tax assets – long term	15,344	16,637
Other assets	4,301	4,341
Investment in unconsolidated affiliates	8,061	8,091
Total Assets	$615,506	$572,565
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,984	$3,551
Accounts payable	142,567	124,401
Accrued salaries and benefits	9,442	10,911
Deferred membership income	11,014	9,729
Income taxes payable	6,216	6,615
Other accrued expenses	11,490	12,095
Dividends payable	8,969	—
Long-term debt, current portion	7,761	7,715
Deferred tax liability – current	425	357
Liabilities of discontinued operations	212	109
Total current liabilities	201,080	175,483
Deferred tax liability – long-term	1,718	1,198
Long-term portion of deferred rent	3,744	3,272
Long-term income taxes payable, net of current portion	3,361	3,564
Long-term debt, net of current portion	54,185	53,005
Total liabilities	264,088	236,522
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,688,399 and 30,624,666 shares issued and 29,896,805 and 29,897,909 shares outstanding (net of treasury shares) as of February 28, 2011 and August 31, 2010, respectively.	3	3
Additional paid-in capital	381,436	379,368
Tax benefit from stock-based compensation	5,371	4,490
Accumulated other comprehensive loss	(16,565)	(16,672)
Accumulated deficit	(746)	(15,578)
Less: treasury stock at cost; 791,594 and 726,757 shares as of February 28, 2011 and August 31, 2010, respectively.	(18,081)	(15,568)
Total PriceSmart stockholders’ equity and total equity	351,418	336,043
Total Liabilities and Equity	$615,506	$572,565
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenues:
Net warehouse club sales	$440,263	$358,893	$817,595	$667,545
Export sales	1,872	1,006	3,280	1,593
Membership income	5,576	4,827	11,001	9,476
Other income	1,906	1,396	3,813	2,926
Total revenues	449,617	366,122	835,689	681,540
Operating expenses:
Cost of goods sold:
Net warehouse club	374,573	304,867	692,386	566,584
Export	1,758	935	3,102	1,489
Selling, general and administrative:
Warehouse club operations	37,239	31,041	72,373	60,274
General and administrative	8,874	8,667	17,684	16,235
Pre-opening expenses	(15)	175	388	286
Total operating expenses	422,429	345,685	785,933	644,868
Operating income	27,188	20,437	49,756	36,672
Other income (expense):
Interest income	239	122	367	338
Interest expense	(1,071)	(634)	(2,028)	(1,264)
Other income (expense), net	(260)	(10)	(303)	(7)
Total other expense	(1,092)	(522)	(1,964)	(933)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	26,096	19,915	47,792	35,739
Provision for income taxes	(8,049)	(6,190)	(14,894)	(11,592)
Loss of unconsolidated affiliates	(37)	(3)	(42)	(5)
Income from continuing operations	18,010	13,722	32,856	24,142
Income (loss) from discontinued operations, net of tax	(93)	35	(86)	44
Net income	17,917	13,757	32,770	24,186
Net income attributable to noncontrolling interest	—	(60)	—	(112)
Net income attributable to PriceSmart	$17,917	$13,697	$32,770	$24,074

Net income attributable to PriceSmart:
Income from continuing operations	18,010	13,662	32,856	24,030
Income (loss) from discontinued operations, net of tax	(93)	35	(86)	44
	$17,917	$13,697	$32,770	$24,074
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.60	$0.46	$1.11	$0.81
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.60	$0.46	$1.11	$0.81

Diluted net income per share from continuing operations	$0.60	$0.46	$1.11	$0.81
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.60	$0.46	$1.11	$0.81
Shares used in per share computations:
Basic	29,414	29,222	29,385	29,163
Diluted	29,423	29,250	29,392	29,206
Dividends per share	$0.60	$0.50	$0.60	$0.50

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated				Total
				Stock-	Other				PriceSmart
			Additional	based	Compre-	Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holders'	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	66	(1,326)	(1,326)	—	(1,326)
Issuance of restricted stock awards	15	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	115	—	701	—	—	—	—	—	701	—	701
Stock-based compensation	—	—	1,840	177	—	—	—	—	2,017	—	2,017
Dividend payable to stockholders	—	—	—	—	—	(7,429)	—	—	(7,429)	—	(7,429)
Dividend paid to stockholders	—	—	—	—	—	(7,433)	—	—	(7,433)	—	(7,433)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Change in fair value of interest rate swaps	—	—	—	—	(44)	—	—	—	(44)	—	(44)
Net income	—	—	—	—	—	24,074	—	—	24,074	112	24,186
Translation adjustment	—	—	—	—	166	—	—	—	166	(16)	150
Comprehensive income									24,196	96	24,292
Balance at February 28, 2010	30,464	$3	$380,147	$4,724	$(17,108)	$(40,786)	722	$(15,460)	$311,520	$866	$312,386

Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Purchase of treasury stock	—	—	—	—	—	—	65	(2,513)	(2,513)	—	(2,513)
Issuance of restricted stock awards	62	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	104	—	—	—	—	—	104	—	104
Stock-based compensation	—	—	1,964	881	—	—	—	—	2,845	—	2,845
Dividend payable to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969)	—	(8,969)
Dividend paid to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969)	—	(8,969)
Change in fair value of interest rate swaps	—	—	—	—	137	—	—	—	137	—	137
Net income	—	—	—	—	—	32,770	—	—	32,770	—	32,770
Translation adjustment	—	—	—	—	(30)	—	—	—	(30)	—	(30)
Comprehensive income									32,877	—	32,877
Balance at February 28, 2011	30,689	$3	$381,436	$5,371	$(16,565)	$(746)	792	$(18,081)	$351,418	$—	$351,418

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Six months ended
	February 28,
	2011	2010
Operating Activities:
Net income	$32,770	$24,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,836	7,263
Allowance for doubtful accounts	1	(2)
Loss on sale of property and equipment	353	17
Deferred income taxes	2,316	1,841
Discontinued operations	(86)	(44)
Excess tax benefit on stock-based compensation	(881)	(177)
Equity in losses of unconsolidated affiliates	42	5
Stock-based compensation	1,964	1,840
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(5,391)	1,738
Merchandise inventories	(20,502)	(8,236)
Accounts payable	18,166	11,685
Net cash provided by continuing operating activities	37,588	40,116
Net cash provided by discontinued operating activities	77	314
Net cash provided by operating activities	37,665	40,430
Investing Activities:
Additions to property and equipment	(21,635)	(26,644)
Proceeds from disposal of property and equipment	142	49
Capital contribution to Panama joint venture	—	(433)
Net cash used in investing activities	(21,493)	(27,028)
Financing Activities:
Proceeds from bank borrowings	25,464	26,083
Repayment of bank borrowings	(25,095)	(12,549)
Cash dividend payments	(8,969)	(7,433)
Addition to restricted cash	(8,000)	—
Stockholder contribution	—	396
Excess tax benefit on stock-based compensation	881	177
Purchase of treasury stock	(2,513)	(1,326)
Proceeds from exercise of stock options	104	701
Net cash provided by (used in) financing activities	(18,128)	6,049
Effect of exchange rate changes on cash equivalents	(731)	(597)
Net (decrease) increase in cash and cash equivalents	(2,687)	18,854
Cash and cash equivalents at beginning of year	73,346	44,193
Cash and cash equivalents at the end of year	$70,659	$63,047
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,893	$1,161
Income taxes	$11,504	$8,880
Dividends declared but not paid	8,969	7,429

See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2011

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2011, the Company had 28 warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama and Trinidad, three in Guatemala and the Dominican Republic, two in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).   The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately U.S. $6.5 million as of the acquisition date).  The Company is currently constructing on this site a new membership warehouse club, expected to open during the summer of 2011.   In addition to the warehouse clubs operated directly by the Company, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.  The Company primarily operates in three segments based on geographic area.  These segments are the United States, the Caribbean, and Latin America.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries as listed below.  The interim consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

 The table below indicates the Company’s percentage ownership of and basis of presentation for each subsidiary as of February 28, 2011:

Subsidiary	Country	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated(1)
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(2)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart Holdings, Inc.	St. Lucia	100.0%	Consolidated(3)
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart Exempt SRL	Barbados	100.0%	Consolidated(3)
PriceSmart, Trinidad	St. Lucia/Trinidad	100.0%	Consolidated(4)
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(5)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(5)
Newco2	Costa Rica	50.0%	Equity(5)

(1)	During fiscal year 2010, the Company created this subsidiary to record the investment and costs associated with the construction of membership warehouse clubs in Colombia.
(2)	Entity is treated as discontinued operations in the interim consolidated financial statements.
(3)	These subsidiaries act as investment and holding companies for the Company’s subsidiaries in Trinidad and Jamaica.
(4)	The Company acquired the remaining 5% ownership in May 2010, fiscal year 2010. (See Note 12 – Acquisition of Noncontrolling Interest.)
(5)
Purchases of joint venture interests during the first quarter of fiscal year 2009 are recorded as investment in unconsolidated affiliates on the consolidated balance sheets. (See Note 13 – Unconsolidated Affiliates.)

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – As of February 28, 2011, the Company had short-term restricted cash of approximately $1.2 million.  This consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with the Banco Del Pais related to the loan agreement entered into by the subsidiary with Banco del Pais.  The Company has long-term restricted cash of approximately $13.7 million. This consisted of approximately $4.8 million for the long-term portion of the Banco Del Pais certificate of deposit, $8.0 million for a time deposit pledged by the Company for the establishment of a loan entered into by the Company’s Colombia subsidiary and deposits made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama of approximately $860,000.

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

Allowance for Doubtful Accounts – The Company generally does not extend credit to its members, but may do so for specific wholesale, government, other large volume members and for tenants or subtenants. The Company maintains an allowance for doubtful accounts based on assessments as to the probability of collection of specific customer accounts, the aging of accounts receivable, and general economic conditions.

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

Acquisition of Business – The Company’s business combinations, where the Company acquires control of one or more businesses, are accounted for under the acquisition method of accounting and include the results of operations of the acquired business from the date of acquisition.  Net assets of the acquired business are recorded at their fair value at the date of the acquisition.  Any excess of the purchase price over the fair value of identifiable net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

              The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2011 (in thousands):

Assets and Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses	$—	$586	$—	$586
Total	$—	$586	$—	$586

    The fair value of derivatives is disclosed in further detail in Note 11 - Interest Rate Swaps.

    As of February 28, 2011 and August 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million as of February 28, 2011 and  August 31, 2010.  Foreign exchange translation gains and losses related to this balance sheet caption largely offset each other for the six-month period ended February 28, 2011. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 11— Interest Rate Swaps.)

Revenue Recognition – The Company recognizes merchandise sales and export sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of tax basis.  The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as "Other accrued expenses" in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance.  The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized under revenues as "Other Income” on the consolidated statements of income. Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions and prompt payment discounts. Volume rebates are generally linked to pre-established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds, whichever is earlier. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are included as a part of costs of goods sold in the consolidated statements of income. For the first six months of fiscal years 2011 and 2010, the Company recorded approximately $832,000 and $770,000 in foreign exchange gains, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation – The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSA”) and restricted stock units (“RSU”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSA's and RSU's is based on the fair market value at the time of grant with the application of an estimated forfeiture rate. Upon vesting, the Company records compensation expense for the previously estimated forfeiture on equity awards no longer under risk of forfeiture. The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense for stock-based compensation or a reduction in paid-in capital from the tax deficiency resulting from stock-based compensation in excess of the related tax deduction, based on the Tax Law Ordering method.  In addition, the Company reflects the tax saving (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

RSA's have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  RSU's are not issued nor outstanding until vested and do not have the cash dividend and voting rights of common stock.  However, the Company has paid dividend equivalents to the employees with unvested RSU's equal to the cash dividend for the dividends declared in this fiscal year.  The providing of dividend equivalents on RSU's is subject to the annual review and final determination by the board of directors at their discretion.

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

As of February 28, 2011 and August 31, 2010, the Company had $13.4 million and $13.6 million, respectively, of aggregate accruals for uncertain tax positions (“gross unrecognized tax benefits”). Of these totals, $1.9 million and $2.0 million, respectively, represent the amount, as of these dates, of net unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in any future period.

The Company records the aggregate accrual for uncertain tax positions as a component of current or long-term income taxes payable and the offsetting amounts as a component of the Company’s net deferred tax assets and liabilities. These liabilities are generally classified as long-term, even if the underlying statute of limitation will expire in the following twelve months. The Company classifies these liabilities as current if it expects to settle them in cash in the next twelve months. As of February 28, 2011 and August 31, 2010, the Company did not expect to make cash payments for these liabilities in the respective following 12 months.

The Company expects changes in the amount of unrecognized tax benefits in the next twelve months as the result of a lapse in various statutes of limitations. For the six months ended February 28, 2011 and 2010, the Company did not record any significant net reductions in income tax expense as the result of a lapse in the underlying statute of limitations.  The lapse of statutes of limitation in the twelve-month period ending February 28, 2012 would result in a reduction to long-term income taxes payable totaling $663,000.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Any such items that are unpaid at the balance sheet date and not projected to be paid within the following 12 months are reflected in the long-term income tax payable caption on the consolidated balance sheets. As of February 28, 2011 and August 31, 2010, the Company had accrued $1.5 million in each period for the payment of interest and penalties.

The Company has various audits and appeals pending in foreign jurisdictions. The Company does not anticipate that any adjustments from these audits and appeals would result in a significant change to the Company's results of operations, financial condition or liquidity.

Tax expense for the first six months of fiscal year 2011 was $14.9 million on pre-tax income of $47.8 million, as compared to $11.6 million of tax expense on pre-tax income of $35.7 million for the first six months of fiscal year 2010. The effective tax rate for the first six months of fiscal year 2011 is 31.2% as compared to 32.4% for the first six months of fiscal year 2010. The decrease in the effective tax rate is primarily attributable to a benefit from a $437,000 increase in the value of U.S. deferred tax assets due to a change in the U.S. statutory tax rate that is applicable to the current year, from 34% to 35%.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1995 through 2001 and 2003 through 2010
California (U.S.)	2000 through 2001 and 2004 through 2010
Florida (U.S.)	2000 through 2001 and 2003 through 2010
Aruba	2002 to the present
Barbados	2002 to the present
Costa Rica	2008 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2006 to the present
Honduras	2006 to the present
Jamaica	2005 to the present
Mexico	2006 to the present
Nicaragua	2007 to the present
Panama	2008 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present
Colombia	2009 to the present

Recent Accounting Pronouncements

FASB ASC 350

In December 2010, the Financial Accounting Standards Board (“FASB”), issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805

In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 310

In July 2010, the FASB issued amended guidance with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. In December 2010, the FASB amended the effective date of this guidance that now requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest. (See Note 12 - Acquisition of Noncontrolling Interest.)

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

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in Guam as discontinued operations.  Following the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. However, after the sale of the Philippine operations in August 2005, the results of the Philippines and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations leased property are expected to terminate in August 2011, which is the end date of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	February 28, 2011	August 31, 2010
Cash and cash equivalents	$32	$41
Accounts receivable, net	508	219
Prepaid expenses and other current assets	39	39
Other assets	224	393
Assets of discontinued operations	$803	$692
Other accrued expenses	$212	$109
Liabilities of discontinued operations	$212	$109

The Company’s former Guam operation has a deferred tax asset of $2.6 million, primarily generated from NOLs. This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use by the Company.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(93)	35	(86)	44
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(93)	$35	$(86)	$44

The income (loss) from discontinued operations, net of tax is the net result of the subleasing activity in Guam.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	February 28, 2011	August 31, 2010
Land	$88,409	$81,187
Building and improvements	184,612	171,828
Fixtures and equipment	94,048	88,090
Construction in progress	10,207	13,683
Total property and equipment, recorded at historical cost	377,276	354,788
Less: accumulated depreciation	(96,357)	(89,244)
Property and equipment, net	$280,919	$265,544

Building and improvements includes net capitalized interest of approximately $3.7 million and $3.2 million as of February 28, 2011 and August 31, 2010, respectively. Construction in progress includes capitalized interest of $149,000 and $445,000 as of February 28, 2011 and August 31, 2010, respectively.  For the first six months of fiscal year 2011, the Company recorded approximately $916,000 in translation adjustments that decreased the carrying value of the total property and equipment for the period.  The Company recorded approximately $275,000 in translation adjustments for the six-month period ended February 28, 2010, which decreased the carrying value of the total property and equipment .

In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately U.S. $6.5 million as of the acquisition date).  The Company is currently constructing on this site a new membership warehouse club, expected to open during the summer of 2011.  The Company initially paid the equivalent of approximately $4.3 million in November 2010, and upon the completion of certain improvements, expected to occur in April 2011, the Company will then make the final payment of the equivalent of approximately $2.2 million.  The Company acquired an additional 195 square meters of land as a result of finalization of land boundaries between its Costa Rica, Alajuela, warehouse club and the joint venture Price Plaza Alajuela for approximately $38,000 during the first six months of fiscal year 2011.  The Company also recorded land improvements at its Arroyo Hondo, Dominican Republic warehouse club for approximately $771,000 during the first six months of fiscal year 2011.

The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for the six months ended February 28, 2011 were approximately $4.9 million and $3.3 million, respectively.  The Company continued its expansion of the Miami distribution center, recording costs related to the expansion of approximately $1.4 million for the first six months of fiscal year 2011.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.8 million, $4.2 million and $34,000, respectively, in these segments for the six months ended February 28, 2011.  The Company acquired approximately $885,000 of software and computer hardware during the six months ended February 28, 2011.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first six months of fiscal year 2010, the Company acquired approximately 30,000 square meters of real estate in Northwest Santo Domingo, Dominican Republic, for approximately $6.7 million upon which the Company constructed a new warehouse club ("Arroyo Hondo").  The Company recorded during the first six months of fiscal year 2010 the costs associated with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Construction costs within these two segments for the six months ended February 28, 2010 were approximately $5.9 million and $7.0 million, respectively. In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $3.4 million, $2.9 million and $115,000, respectively, in these segments for the six months ended February 28, 2010.  The Company acquired approximately $686,000 of software and computer hardware during the six months ended February 28, 2010.

Depreciation and amortization expense for the first six months of fiscal years 2011 and 2010 was approximately $8.8 million and $7.3 million, respectively.

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

Effective September 1, 2009, the Company adopted FASB guidance which addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  The following table sets forth the computation of net income per share for the six months ended February 28, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net income from continuing operations attributable to PriceSmart	$18,010	$13,662	$32,856	$24,030
Less: Earnings and dividends allocated to unvested stockholders	(239)	(200)	(371)	(380)
Dividend distribution to common stockholders	(17,691)	(14,649)	(17,691)	(14,649)
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	80	(1,187)	14,794	9,001
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	$17,691	$14,649	$17,691	$14,649
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$17,771	$13,462	$32,485	$23,650
Net earnings (loss) available to common stockholders from discontinued operations	(93)	35	(86)	44
Basic weighted average shares outstanding	29,414	29,222	29,385	29,163
Add dilutive effect of stock options (two-class method)	9	28	7	43
Diluted average shares outstanding	29,423	29,250	29,392	29,206
Basic income per share from continuing operations attributable to PriceSmart	$0.60	$0.46	$1.11	$0.81
Diluted income per share from continuing operations attributable to PriceSmart	$0.60	$0.46	$1.11	$0.81
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – EQUITY

Dividends

On January 19, 2011, the Company’s Board of Directors declared a cash dividend in the total amount of $0.60 per share, of which $0.30 per share was paid on February 28, 2011 to stockholders of record as of the close of business on February 15, 2011 and $0.30 per share is payable on August 31, 2011 to stockholders of record as of the close of business on August 15, 2011.

On January 27, 2010, the Company’s Board of Directors declared a cash dividend in the total amount of $0.50 per share, of which $0.25 per share was paid on February 26, 2010 to stockholders of record as of the close of business on February 15, 2010 and $0.25 per share was paid on August 31, 2010 to stockholders of record as of the close of business on August 13, 2010.

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Stockholder Contribution

No stockholder contributions were recorded for the first six months of fiscal year 2011.

 In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.1 million and $16.2 million and unrealized losses on interest rate swaps (net of tax) of approximately $439,000 and $576,000 as of February 28, 2011 and August 31, 2010, respectively.  The unfavorable translation adjustments during the first six months of fiscal year 2011 of approximately $30,000 were primarily due to weaker foreign currencies. The $137,000 decrease in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from fiscal year 2010 to February 28, 2011. The favorable translation adjustments of approximately $670,000 during fiscal year 2010 were due to a weaker U.S. dollar.

Retained Earnings Not Available for Distribution

As of February 28, 2011 and August 31, 2010, the accumulated deficit included retained earnings designated as legal reserves of approximately $3.9 million and $3.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – STOCK OPTION AND EQUITY PARTICIPATION PLANS

The Company has adopted four stock option and equity participation plans for the benefit of its eligible employees, consultants and independent directors.  The 1997 Stock Option Plan of PriceSmart, Inc. authorizes 700,000 shares of the Company's common stock for issuance.  The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options issued under all four plans typically vest over five years and expire in six years.  The 1998, 2001 and 2002 plans also allow restricted stock awards and restricted stock units, which typically vest over five years.  As of February 28, 2011 and August 31, 2010, an aggregate of 404,574 shares and 493,539 shares, respectively, were available for future grants under all of the Company’s stock option and equity incentive plans.

The Company recognizes the compensation cost related to these awards over the requisite service period of five years, graded ratably at the rate of 20% per year over the five-year period.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates.

The following table summarizes the components of the stock-based compensation expense for the three- and six-month periods ended February 28, 2011 and 2010 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Options granted to directors	$8	$4	$20	$15
Restricted stock awards	988	1,050	1,885	1,793
Restricted stock units	37	16	59	32
Stock-based compensation expense	$1,033	$1,070	$1,964	$1,840

The following tables summarize stock options outstanding and stock options activity relating to the 1997 Plan, 1998 Plan, 2001 Plan and the 2002 Plan for the six months ended February 28, 2011 and 2010 as follows:

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2010	35,200	$21.00
Granted	6,000	40.40
Exercised	(4,000)	26.00
Forfeited or expired	(4,000)	34.33
Shares subject to outstanding options at February 28, 2011	33,200	$22.29

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Exercise Price
Shares subject to outstanding options at August 31, 2009	179,998	$10.02
Granted	6,000	20.01
Exercised	(115,295)	6.25
Forfeited or expired	(9,000)	32.29
Shares subject to outstanding options at February 28, 2010	61,703	$14.79

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in the first six months of fiscal years 2011 and 2010:

	Six months ended February 28,
	2011	2010
Risk free interest rate	2.10%	2.71%
Expected life	6 years	5 years
Expected volatility	53.57%	53.25%
Expected dividend yield	1.5%	2.5%

The following table summarizes information about stock options outstanding and options exercisable as of February 28, 2011:

Range of Exercise Prices	Outstanding as of February 28, 2011	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price on Options Outstanding	Options Exercisable as of February 28, 2011	Weighted-Average Exercise Price on Options Exercisable as of February 28, 2011
$8.18 - $15.66	6,200	1.55	$13.01	5,400	$12.61
15.67 - 20.01	14,000	3.85	17.98	5,600	17.27
20.02 - 40.40	13,000	6.17	31.36	4,200	23.61
$8.18 - $40.40	33,200	4.33	$22.29	15,200	$17.37

The aggregate intrinsic value and weighted average remaining contractual term of options exercisable at February 28, 2011 was approximately $245,000 and 2.5 years, respectively.  The aggregate intrinsic value and weighted average remaining contractual term of options outstanding at February 28, 2011 was approximately $414,000 and 4.3 years, respectively.

Cash proceeds from stock options exercised and the intrinsic value related to total stock options exercised during the six months ended February 28, 2011 and 2010 are summarized in the following table (in thousands):

	Six months ended February 28,
	2011	2010
Proceeds from stock options exercised	$104	$701
Intrinsic value of stock options exercised	$44	$1,542

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five-year period and are forfeited if the employee or non-employee Director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the six months ended February 28, 2011 and 2010 was as follows:

	Six months ended February 28,
	2011	2010
Grants outstanding at beginning of period	558,821	618,250
Granted	88,966	14,800
Forfeited	(2,001)	(3,274)
Vested	(190,299)	(187,307)
Grants outstanding at end of period	455,487	442,469

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for first six months of fiscal years 2011 and 2010:

	Six months ended February 28,
Weighted Average Grant Date Fair Value	2011	2010
Restricted stock awards and units granted	$40.40	$18.74
Restricted stock awards and units vested	$16.49	$16.32
Restricted stock awards and units forfeited	$23.18	$19.00

The total fair market value of restricted stock awards and units vested during the six months ended February 28, 2011 and 2010 was approximately $7.4 million and $3.7 million, respectively.

The remaining unrecognized compensation cost related to unvested options, restricted stock awards and units at February 28, 2011 and 2010 was approximately $10.0 million and $6.4 million, respectively, and the weighted-average period of time over which this cost will be recognized is 3.5 years and 2.8 years, respectively.  The excess tax benefit on stock-based compensation related to options, restricted stock awards and units for the six months ended February 28, 2011 and 2010 was approximately $881,000 and $177,000, respectively.

During the six months ended February 28, 2011 and 2010, the Company repurchased 64,837 and 66,329 shares, respectively, of common stock from employees for approximately $2.5 million and $1.3 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – LEASES

     The Company is committed under non-cancelable operating leases for the rental of facilities and land.  As of February 28, 2011, the Company’s warehouse clubs occupied a total of approximately 1,850,805 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location (1)	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2011	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2012	none
San Diego, CA	Corporate Headquarters	April 1, 2004	35,000	August 31, 2015	5 years
Miami, FL(2)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Miami, FL	Distribution Facility	September 1, 2001	36,575	June 30, 2011	none

(1)
The former club located in Guam is not included; this warehouse club was closed in fiscal year 2004. The land and building are currently subleased to a third-party.  This lease expires at the end of August 2011.

(2)
In order to consolidate Miami facilities, the Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space.  The Company expects to occupy this additional space in the second half of fiscal 2011 when remodeling construction is completed.

The following table summarizes the components of rental expense charged for operating leases of open locations for the periods ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Minimum rental payments	$1,689	$1,705	$3,335	$3,406
Deferred rent accruals	228	108	481	219
Total straight line rent expense	1,917	1,813	3,816	3,625
Contingent rental payments	523	407	973	762
Common area maintenance expense	182	203	362	402
Rental expense	$2,622	$2,423	$5,151	$4,789

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Twelve-Month Periods Ended February 28,	Open Locations(1)
2012	$6,469
2013	6,715
2014	6,730
2015	6,810
2016	6,518
Thereafter	46,415
Total (2)	$79,657

(1)	Operating lease obligations have been reduced by approximately $371,000 to reflect sub-lease income.
(2)
The total excludes payments for the discontinued operations in Guam.  The projected minimum payments excluded for Guam are approximately $494,000; however, sublease income for this location is projected to be approximately $594,000, yielding no net projected obligation.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for the first three and six months ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Minimum rental payments	$726	$593	$1,451	$1,183
Deferred rent accruals	19	14	38	30
Total straight line rent income	745	607	1,489	1,213
Contingent rental payments	37	17	56	42
Common area maintenance income	14	12	28	26
Rental income	$796	$636	$1,573	$1,281

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of February 28, 2011 (in thousands):

Twelve-Month Periods ended February 28,	Amount
2012	$2,331
2013	1,932
2014	1,820
2015	1,705
2016	1,549
Thereafter	8,022
Total	$17,359

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  (See Note 2 - Summary of Significant Accounting Policies - Income Taxes.)

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  As of February 28, 2011 and August 31, 2010, the Company had recorded within other accrued expenses a total of $1.9 million and $2.1 million, respectively, for various non-income tax related tax contingencies.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expire on December 31, 2011.  Future minimum service commitments related to this contract for the period less than one year is approximately $104,000.

During fiscal year 2010, the Company was made aware of a potential permitting issue involving the Alajuela warehouse club, located in Costa Rica.  The construction of that club and its related facilities included the construction of a water retention basin ("WRB") on property owned by Hacienda Santa Anita(1) ("HSA").  This WRB is used to slow the flow of water runoff from property owned by the Company (the Alajuela warehouse club), property owned by the joint venture Plaza Price Alajuela ("PPA"), and property owned by HSA, as it is discharged into the municipal drainage system. After certain administrative and court proceedings related to the original construction permit for the club and its facilities, the Company was advised by the Municipality of Alajuela ("MA") that the MA required the construction and proper operation of a set of complementary improvements to the WRB.  These improvements consisted of digging a network of dirt canals on HSA property to capture and conduct surface waters from these properties to the WRB.  The Company has performed this work.  However, prior to the Company beginning this work, HSA required the Company to sign an indemnification agreement pursuant to which the Company agreed that it will purchase at fair market value the land held by HSA in the event HSA is not allowed to develop that land due to the construction of the canals.  The Company has estimated the current fair value of the land to be approximately $4.1 million.  Separately, the Costa Rican Health Ministry (“HM”) has recently required that the Company either close the WRB, or undertake an extensive set of improvements to the WRB which the Company believes to be impractical, expensive and unnecessary. As a result, the Company has met with appropriate representatives of the HM, and the Company has requested the HM to issue a valid health permit for the WRB.  The Company is currently awaiting a decision by the HM on this issue.  If the HM is unwilling to retract its current requirements, the Company may have to undertake various other efforts to redirect the flow of water, the total cost of which is currently undetermined. The Company has not recorded a liability for any of these matters as of February 28, 2011 or August 31, 2010.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

As of February 28, 2011 and August 31, 2010, the Company had bank credit agreements and lines of credit for $28.0 million and $27.9 million, respectively, which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company. Each of the facilities expires during the year and is normally renewed.  As of February 28, 2011 and August 31, 2010, borrowings and letters of credit totaling approximately $3.2 million and $4.0 million, respectively, were outstanding under these facilities, leaving approximately $24.8 million and $23.9 million, respectively, available for borrowings. Of these outstanding amounts as of February 28, 2011 and August 31, 2010, the Company, together with its subsidiaries, had $3.0 million and $3.6 million, respectively, outstanding in short-term borrowings, at weighted-average interest rates of 8.5% and 8.8%, respectively.

Long-term debt consists of the following (in thousands):
	February 28,	August 31,
	2011	2010
Note due July 2017, 9.0% fixed rate(5)	$5,608	$5,858
Note due November 2017, (six-month LIBOR + 1.5%) 1.94% current Rate(3) (5) (6)	3,150	3,375
Note due November 2017, (BB Prime rate – 2%)(8)	—	3,334
Note due September 2014, 5.5% fixed rate(1) (5) (6)	6,867	7,267
Note due August 2018, (1 year LIBOR + 2.75%) 3.62% current rate(3) (5)	6,750	7,200
Note due February 2016, 6.71% fixed rate(1) (5) (6)	7,600	8,075
Note due August 2014, 5.5% fixed rate(1) (5) (6)	8,500	9,000
Note due January 2015, 5.5% fixed rate (1) (5) (6)	5,350	5,650
Note due March 2015, (Variable interest, to be reviewed annually)11.25% current rate(2)	4,910	5,511
Note due August 2015, (Yr-1 5.0% Fixed rate, Yrs 2-3 5.5% Fixed rate and Yrs 4-5 Prime rate + 2.5%) 5.0% current rate(1) (5)	4,750	5,000
Note due November 2015, (six-month LIBOR + 2.4%) 2.85% current rate(4)	8,000	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan) (7)	461	450
Total long-term debt	61,946	60,720
Less: current portion(7)	7,761	7,715
Long-term debt, net of current portion	$54,185	$53,005

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Loan contains a balloon payment due at the end of the loan term.
(2)
As collateral for this loan, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan.

(3)	The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments on these loans. (See Note 11 - Interest Rate Swaps.)
(4)
On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The Company’s Colombia subsidiary is required to comply with certain annual financial covenants, which include debt service and leverage ratios.  The first reporting period for these financial covenants will be on December 31, 2011. The credit facility is renewable for an additional five year period at PriceSmart, Colombia's option.  As collateral for this credit facility, the Company entered into an agreement with Citibank, N.A. to open and maintain a certificate of deposit equal to the amount outstanding on the loan with an initial interest rate of 6 month LIBOR plus 1.66%.

(5)
As of February 28, 2011 and August 31, 2010, approximately $48.6 million and $54.8 million, respectively, of the Company's long-term debt was collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $87.8 million and $87.4 million as of February 28, 2011 and August 31, 2010, respectively.

(6)
As of February 28, 2011 and August 31, 2010, approximately $39.5 million and $36.7 million, respectively, relate to loans held by the Company’s subsidiaries in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of February 28, 2011 and August 31, 2010, the Company was in compliance with respect to these covenants.

(7)
As of February 28, 2011 and August 31, 2010, approximately $461,000 and $450,000, respectively, of the Company’s long-term debt, current portion was collateralized by shares that the Company owns in the joint venture, Newco2.  (See Note 13 - Unconsolidated Affiliates.)

(8)	On November 25, 2010, the Company’s Barbados subsidiary paid off its Barbados local currency loan to Citicorp Merchant Bank Limited for approximately $3.3 million.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended February 28,	Amount
2012	$7,761
2013	7,300
2014	7,300
2015	18,416
2016	16,898
Thereafter	4,271
Total	$61,946

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

For the three- and six-month periods ended February 28, 2011 and 2010, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended February 28, 2011	$71	$92	$163
Interest expense for the three months ended February 28, 2010	$117	$68	$184
Interest expense for the six months ended February 28, 2011	$146	$188	$333
Interest expense for the six months ended February 28, 2010	$230	$148	$378

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of February 28, 2011	Notional Amount as of August 31, 2010
RBTT	$6,750	$7,200
Citibank N.A.	$3,150	$3,375
Total	$9,900	$10,575

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	February 28, 2011		August 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps(1)	Other Accrued Expenses	$586	Other Accrued Expenses	$767
Total derivatives designated as hedging instruments(2)		$586		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $439,000 and $576,000, net of tax, as of February 28, 2011, and August 31, 2010, respectively.

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

NOTE 12 – ACQUISITION OF NONCONTROLLING INTEREST

     In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary for $3.8 million.  As of the purchase date, the Company had recorded approximately $886,000 of noncontrolling interest related to the 5% noncontrolling interest.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for approximately $2.9 million (the difference between the fair value of consideration paid less the book value of the noncontrolling interest).  The Company’s ownership percentage for all consolidated subsidiaries is now 100%, with no recorded noncontrolling interests transactions or acquisition activity related to the six month period ended February 28, 2011.  For the six-month period ended February 28, 2010, the Company reported no purchase activity of noncontrolling interests.

NOTE 13 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the initial nature of the joint ventures (GolfPark Plaza, Price Plaza Alajuela and Newco2) and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, with the Company and FIDAU each owning a 50% interest in the entity, GolfPark Plaza, S.A.  The Company purchased a 50% interest in GolfPark Plaza for approximately $4.6 million. On September 24, 2008, GolfPark Plaza acquired 412,594 square feet of real estate for the construction of a retail center. During fiscal year 2009 and fiscal year 2010, the Company made additional capital contributions of approximately $50,000 and $433,000, respectively.  No additional capital contributions were made during the six months ended February 28, 2011.  As of February 28, 2011 and August 31, 2010, the Company’s commitment to make future additional capital contributions was approximately $2.0 million. However, the parties intend to seek alternate financing for the project, which could reduce the amount of additional capital each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of capital each party is required to contribute.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, with the Company and JBE each owning a 50% interest in the joint venture, Price Plaza Alajuela, S.A.  ("PPA").  Also, on September 29, 2008, PPA acquired 232,244 square feet of real estate for the construction of a retail center. The Company recorded an initial investment in PPA of approximately $2.2 million.  As of August 31, 2010, the Company made additional capital contributions of approximately $377,000.  No additional capital contributions were made during the six months ended February 28, 2011.  As of February 28, 2011 and August 31, 2010, the Company’s commitment to make future additional capital contributions was approximately $1.6 million.  However, the parties intend to seek alternate financing for the project, which could reduce the amount of additional capital each party would be required to provide.  In addition, the parties may mutually agree on changes to the project, which may also reduce the amount of capital each party is required to contribute.

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The deemed interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The loan balance as of February 28, 2011 and August 31, 2010 was approximately $461,000 and $450,000, respectively.  The Company has reflected this amount as long-term debt, current portion within its consolidated balance sheet as of February 28, 2011 and as long-term debt, net of current portion, as of August 31, 2010.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of February 28, 2011, there are no commitments to make additional capital contributions to this joint venture.

  The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28,	August 31,
	2011	2010
Current assets	$399	$404
Noncurrent assets	6,589	6,608
Current liabilities	17	27
Noncurrent liabilities	—	—

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net loss	$(74)	$(6)	$(84)	$(10)

  The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of February 28, 2011 and August 31, 2010 (in thousands):

	February 28, 2011			August 31, 2010
Entity	Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity(2)		Company’s Variable Interest in Entity	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$5,044	$7,062		$5,088	$7,105
Price Plaza Alajuela, S.A.	2,543	4,188		2,537	4,183
Newco2	474	475	(1)	466	475	(1)
Total	$8,061	$11,725		$8,091	$11,763

(1)	The amount includes the imputed interest on the loan from Prico.
(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation, for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation, as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $17,000 and $11,000 for the six months ended February 28, 2011, and 2010, respectively, for these services.

Relationship with Robert Price: In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.  For the six months ended February 28, 2011, no contributions were made by Robert Price.

 Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008.   Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the six months ended February 28, 2011 and 2010.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $20,000 and $26,000 in legal expenses with this firm for the six months ended February 28, 2011 and 2010, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $607,000 and $644,000 in rental income for this space during the six months ended February 28, 2011 and 2010, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $151,000 and $123,000 for products purchased from this entity during the six months ended February 28, 2011 and 2010, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.0 million and $806,000 for the six months ended February 28, 2011 and 2010, respectively.

Relationship with Gonzalo Barrutieta and Grupo Gigante, S.A.B. de C.V. (“Gigante”):  Gigante owns approximately 1.7 million shares of common stock of the Company as of February 28, 2011.  Gonzalo Barrutieta who has served as a director of the Company since February 2008, was employed in several capacities with Gigante from 1994 to 2006, most recently as Director of Real Estate and New Business Development.  Since 1994, he has served as a member of the board of directors of Gigante.  Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico that operates Office Depot Panama which rents retail space from the Company.  The Company has recorded approximately $123,000 and $120,000 in rental income and common area maintenance charges for this space during the six months ended February 28, 2011 and 2010, respectively.

  Relationships with Price Charities: During the six months ended February 28, 2011 and 2010, the Company sold approximately $32,000 and $49,000, respectively, of supplies to Price Charities, a charitable non-profit public benefit corporation.  Robert E. Price, the Company’s Chairman of the Board, is also a board member of Price Charities.  The Company also participates with Price Charities in a charitable program known as “Aprender y Crecer” ("Learn and Grow”), by allowing PriceSmart members to donate money in the warehouse clubs to that program.  The Company collaborates with Price Charities and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received was approximately $349,000 as of February 28, 2011 and no liability was owned as of August 31, 2010.

Relationships with Price Plaza Alajuela PPA, S.A.: The Company earned income of approximately $3,000 for advisory and construction service fees during the six months ended February 28, 2010 from Price Plaza Alajuela, S.A. (see Note 13 - Unconsolidated Affiliates).  The Company did not record any income during the six months ended February 28, 2011.  On October 7, 2010, the Company completed an adjustment to the property boundaries between property owned by the Company at its Alajuela, Costa Rica warehouse club and property owned by Price Plaza Alajuela.  The purpose of the adjustment to these boundaries is to adjust the land boundaries so that the land parcels owned by each entity can be utilized in the most economical means.  The net effect of the realignment was that the Company purchased an additional 195 square meters of land for approximately $38,000.

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

As of August 31, 2010, the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Six Month Period Ended February 28, 2011
Revenues from external customers	$3,312	$521,884	$310,493	$—	$835,689
Intersegment revenues	308,266	—	2,332	(310,598)	—
Depreciation and amortization	(461)	(4,617)	(3,758)	—	(8,836)
Operating income	13,104	27,439	9,213	—	49,756
Interest income from external sources	16	301	50	—	367
Interest income from intersegment sources	1,546	547	139	(2,232)	—
Interest expense from external sources	(10)	(1,510)	(508)	—	(2,028)
Interest expense from intersegment sources	(25)	(584)	(1,623)	2,232	—
Income from continuing operations before taxes	14,625	25,943	7,224	—	47,792
Provision for income taxes	(3,827)	(8,984)	(2,083)	—	(14,894)
Net income attributable to PriceSmart	10,713	16,917	5,140	—	32,770
Assets of discontinued operations	803	—	—	—	803
Long-lived assets (other than deferred tax assets)	35,998	184,021	124,465	—	344,484
Goodwill	—	32,317	5,216	—	37,533
Identifiable assets	52,102	347,782	215,622	—	615,506

Six Month Period Ended February 28, 2010
Revenues from external customers	$1,623	$414,625	$265,292	$—	$681,540
Intersegment revenues	237,668	—	1,856	(239,524)	—
Depreciation and amortization	(504)	(3,968)	(2,791)	—	(7,263)
Operating income	12,496	16,738	7,438	—	36,672
Interest income from external sources	124	128	86	—	338
Interest income from intersegment sources	1,704	409	—	(2,113)	—
Interest expense from external sources	(48)	(926)	(290)	—	(1,264)
Interest expense from intersegment sources	(34)	(991)	(1,088)	2,113	—
Income from continuing operations before taxes	14,248	15,350	6,023	—	35,621
Provision for income taxes	(2,815)	(6,297)	(2,480)	—	(11,592)
Net income attributable to PriceSmart	11,478	9,053	3,543	—	24,074
Assets of discontinued operations	820	—	—	—	820
Long-lived assets (other than deferred tax assets)	26,416	167,204	108,135	—	301,755
Goodwill	—	32,329	5,126	—	37,455
Identifiable assets	54,936	299,177	175,990	—	530,103

Year Ended August 31, 2010
Revenues from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	(953)	(8,341)	(5,966)	—	(15,260)
Asset impairment and closure (costs) income	—	(12)	(6)	—	(18)
Operating income	16,243	41,967	16,683	—	74,893
Interest income from external sources	135	306	112	—	553
Interest income from intersegment sources	3,378	1,057	417	(4,852)	—
Interest expense from external sources	(28)	(2,288)	(407)	—	(2,723)
Interest expense from intersegment sources	(120)	(1,900)	(2,832)	4,852	—
Income from continuing operations before taxes	19,607	38,760	13,719	—	72,086
Provision for income taxes	(6,742)	(11,466)	(4,579)	—	(22,787)
Net income attributable to PriceSmart	12,882	27,294	9,139	—	49,315
Assets of discontinued operations	692	—	—	—	692
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Identifiable assets	65,635	305,429	201,501	—	572,565
(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2011 through the date of issuance of these consolidated financial statements and has determined that, except as set forth below, there are no subsequent events that require disclosure.

On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The loan will be secured by a time deposit of $16.0 million pledged by the Company’s Costa Rica subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011.

On March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) for the sale of approximately 50,699 square feet of property known as the Los Pueblos location.  On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to ACE under a lease agreement with an option to purchase.  ACE elected to exercise its option to purchase the property.  The purchase price of the property is approximately $5.3 million.  ACE issued a four-month note with an interest rate of 9.53%.  The estimated gain on sale, net of tax, of this property is approximately $760,000.  The Company expects to collect the total amount due including accrued interest in April 2011.

On March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. for the sale of approximately 28,322 square feet of undeveloped land located at the Panama, Via Brasil location for approximately $2.1 million.  OD Panama S.A. will construct and maintain an Office Depot retail center at this location.  The total amount was collected on March 24, 2011.  The estimated gain on sale, net of tax of this land is approximately $370,000.  Mr. Gonzalo Barrutieta who has served as a director of the board since February 2008, is also a board member of Office Depot, Mexico.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 39% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 filed on November 9, 2010 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and six month periods ended February 28, 2011 (fiscal year 2011) and 2010 (fiscal year 2010), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 28, 2011 and 2010, the number of warehouse clubs the Company expects to open in fiscal year 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 28, 2011)	Number of Warehouse Clubs in Operation (as of February 28, 2010)	Anticipated warehouse club openings in FY 2011	Ownership (as of February 28, 2011)	Basis of Presentation
Colombia	—	—	1	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	—	100%	Consolidated
Dominican Republic	3	2	—	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	3	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	28	26	1

As of February 28, 2011, the total number of warehouse clubs in operation was 28 operating in 11 countries and one U.S. territory, in comparison to 26 warehouse clubs operating in 11 countries and one U.S. territory at the end of February 28, 2009.  The Company opened a new warehouse club in Trinidad (“San Fernando”) in April 2010 and in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In addition, the Company constructed a new warehouse club in Panama City, Panama (“Brisas”) and relocated an existing warehouse club (“Los Pueblos”) to that nearby site in April 2010.  This relocated warehouse club is included in the calculation of comparable club sales.

The average age of the 28 warehouse clubs in operation as of the end of February 28, 2011 was 104 months and the average age of the 26 warehouse clubs in operation as of February 28, 2010 was 100 months.

In November 2010, the Company through its Colombian subsidiary acquired 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Pesos (the equivalent of approximately $6.5 million U.S. Dollars as of the acquisition date).  The Company is currently constructing a new membership warehouse club which it expects to open in early August 2011.

In addition to the warehouse clubs operated directly by the Company, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.

General Economic Factors

The economies in many of the countries where PriceSmart operates appear to have recovered from the economic downturn experienced in calendar year 2009 and early calendar year 2010.  Consumer spending has increased and local currencies in several of the Company’s larger markets (for example, Costa Rica and Guatemala) have strengthened against the U.S. dollar over the past 12 months, conditions that have contributed to a positive environment for sales growth in many of our warehouse clubs in the most recent quarter.

The increasing price of oil and certain commodities could have a negative effect on the Company’s operating costs and sales going forward.  High oil prices can have an adverse effect on the economic growth of the countries in which we operate, and reduce the disposable income of our members.  High oil prices can also increase the Company’s operating costs, particularly utilities and distribution expenses.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products which could affect the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to the Company’s foreign markets.  Any gain or loss associated with this revaluation, net of reserves, is recorded in net warehouse sales cost of goods sold.  Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Costa Rican colon, Jamaican dollar and Guatemalan quetzale have all appreciated relative to the U.S. dollar on a year over year basis recently which has had a positive impact on sales.  The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; and (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action.  The Company  has local currency-denominated long-term loans in Honduras and Guatemala.  The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Recent and Future Management Actions

In general, the Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase, the Company's gross profit margin dollars increase and the Company can better leverage its selling, general and adminisrative expenses which rise relatively slowly in relation to sales increases.  This, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the most advantage of this cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also looks to add additional warehouse clubs where we believe it is accretive to our business and is financially feasible.  In this regard actions that the Company has taken or is taking to positively impact warehouse sales growth and the results of operations include the following:

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and capacity.  During the first six months of fiscal year 2011, the Company completed the expansion of the overstock freezer in the Llorente, Costa Rica warehouse adding approximately 588 square feet of freezer space, and the expansion of the bakery in the Nicaragua warehouse club adding approximately 970 square feet.  Future plans include the expansion of the Barbados warehouse club sales floor space by approximately 10,000 square feet; expansion of the bakery in the Tegucigalpa, Honduras warehouse club by approximately 400 square feet; and upgrading and remodeling the fresh foods area in multiple warehouse clubs.  The Company will invest approximately $4.2 million for these items and anticipates that these expansions, reconfigurations, and/or upgrades will provide for more selling space and increased capacity for stocking and displaying merchandise in our warehouse clubs, thereby contributing to an increase in sales.

The Company has also taken steps to increase the capacity and efficiency of its distribution of merchandise from the U.S. to its markets.  The Company recently renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space to this facility. The Company will invest approximately $3.5 million to upgrade this warehouse space and projects that the construction activities related to these upgrades will be completed in the second half of fiscal year 2011.  The Company intends to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities. This will increase the capacity of its distribution operation and also allow the Company to more efficiently service the PriceSmart warehouse club locations, thereby generating savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to enhance the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

With respect to growing sales by increasing the number of warehouse clubs, the Company has an on-going process to evaluate sites for additional PriceSmart warehouse club locations.  Although a specific target for new warehouse club openings beyond fiscal year 2011 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company, through its Colombian subsidiary, acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million United States Dollars as of the acquisition date).  The Company is currently constructing a new membership warehouse club on this site and expects to open our first warehouse club in Colombia in August 2011. The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company has established a country headquarters in Bogota and has hired a Country Manager and buying and administrative staff to support the Company’s entry into Colombia.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate and developing adjacent land itself or through joint ventures.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In addition, in the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its recently opened Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Financial highlights for the first six months of fiscal year 2011 included:

•
Net warehouse club sales increased 22.5% over the prior year, resulting from a 17.0% increase in comparable warehouse club sales (through the 26 weeks ending March 6, 2011) and the addition of two new warehouse clubs:  San Fernando, Trinidad (April 30, 2010) and Santo Domingo, Dominican Republic (November 5, 2010).

•
Membership income for the first six months of fiscal year 2011 increased 16.1% to $11.0 million as the number of membership accounts grew to 773,563 and the 12 month renewal rate improved to 88% from 84% in the prior period.

•	Gross profits (net warehouse club sales less associated cost of goods sold) increased 24.0% over the prior year.

•
Selling, general and administrative expenses improved 45 basis points as a percentage of sales compared to the same six-month period last year despite the incremental costs associated with two additional warehouse clubs in operation.

•	Operating income for the first six months of fiscal year 2011 was $49.8 million, an increase of $13.1 million over the first six months of fiscal year 2010.

•
Net income attributable to PriceSmart for the first six months of fiscal year 2011 was $32.8 million, or $1.11 per diluted share, compared to $0.81 per diluted share in the first six months of fiscal year 2010.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal second quarter ends on February 28.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Net Warehouse Club Sales
	Three months ended February 28,
	2011		2010
	Amount	% Change	Amount
Net warehouse club sales	$440,263	22.7%	$358,893

	Six months ended February 28,
	2011		2010
	Amount	% Change	Amount
Net warehouse club sales	$817,595	22.5%	$667,545

Comparison of three and six months ended February 28, 2011 to 2010

Net warehouse club sales grew 22.7% in the second quarter of fiscal year 2011 compared to the same quarter in fiscal year 2010.  The sales growth in the quarter was predominantly driven by transaction growth (19.4%) and an increase in the average value of each transaction (2.8%).  The Company had two additional warehouse clubs in the current quarter compared to the year earlier period, contributing approximately 618 basis points of sales growth.  Sales growth was evident across all major merchandise categories.  Changes in currency exchange rates had a net positive effect on sales.  Local currencies in two of the Company’s markets (Costa Rica and Guatemala) appreciated against the U.S. dollar, which made the imported merchandise relatively more affordable to our members.  The sales of local merchandise, when translated to U.S. dollars in those markets, also had a favorable impact.  The positive effects of currency appreciation in Costa Rica and Guatemala more than offset the opposite effect in those markets where the local currency declined against the U.S. dollar (Nicaragua, Trinidad, Dominican Republic, and Jamaica).

For the six-month period, net warehouse sales grew 22.5% compared to the same six-month period last fiscal year.  The number of transactions grew 18.6% and the average value of each transaction grew 3.2%.  Strengthening of the local currencies in Costa Rica and Guatemala contributed to the growth in sales during the six-month period compared to the last year.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 will not be used in the calculation of comparable warehouse club sales until December 2012.  Similarly, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until June 2011.

Comparison of three and six months ended February 28, 2011 to 2010

Comparable warehouse club sales increased 17.0% for the 13-week period ended March 6, 2011, compared to the same 13-week period last year.

Comparable warehouse club sales for the 26-week period ending March 6, 2011 increased 17.0%.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three- and six-month periods ending February 28, 2011 and 2010 in the segments in which the Company operates.

As of August 31, 2010 the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

	Three months ended February 28,
	2011				2010
	Amount	% of net revenue	Year on year increase	% change	Amount	% of net revenue
Latin America	$276,844	62.9%	$57,066	26.0%	$219,778	61.2%
Caribbean	163,419	37.1%	24,304	17.5%	139,115	38.8%
Net warehouse club sales	$440,263	100.0%	$81,370	22.7%	$358,893	100.0%

	Six months ended February 28,
	2011				2010
	Amount	% of net revenue	Year on year increase	% change	Amount	% of net revenue
Latin America	$511,470	62.6%	$105,462	26.0%	$406,008	60.8%
Caribbean	306,125	37.4%	44,588	17.0%	261,537	39.2%
Net warehouse club sales	$817,595	100.0%	$150,050	22.5%	$667,545	100.0%

Comparison of three and six months ended February 28, 2011 to 2010

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets. The local currencies in Costa Rica and Guatemala continue to be strong compared to the US dollar, making the imported merchandise relatively more affordable to our members.

Export Sales

	Three months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Export sales	$1,872	866	86.1%	$1,006

	Six months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Export sales	$3,280	1,687	105.9%	$1,593

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income

	Three months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Membership income	$5,576	$749	15.5%	$4,827
Membership income % to net warehouse club sales	1.3%				%
Number of total accounts	773,563	102,563	15.3%	671,000

	Six months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,001	$1,525	16.1%	$9,476
Membership income % to net warehouse club sales	1.3%				%
Number of total accounts	773,563	102,563	15.3%	671,000

Comparison of three and six months ended February 28, 2011 to 2010

The number of membership accounts increased 32,779 (4.4%) during the second quarter of fiscal year 2011 and 102,563 (15.3%) over the 12-month period ended February 28, 2011.  From the beginning of the fiscal year 2011, the number of membership accounts has increased 56,655 or 7.9%.  Membership income which is recognized ratably over the one-year life of the membership grew 15.5% and 16.0% for the three- and six-month periods ended February 28, 2011, respectively, compared to the same periods last year.  The average membership fee per membership account sold in the second fiscal quarter was $29.34, up 1.2% from the second quarter of fiscal year 2010.  The membership renewal rate for the 12-month periods ended February 28, 2011 and 2010 was 88% and 84%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Three months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Other income	$1,906	$510	36.5%	$1,396

	Six months ended February 28,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Other income	$3,813	$887	30.3%	$2,926

Comparison of three and six months ended February 28, 2011 to 2010

For fiscal year 2011, the year over year increase in other income was primarily due to increased revenue received for in-store product demonstrations of approximately $323,000 and increased rental income of approximately $159,000, primarily due to the leasing of the former warehouse club in Los Pueblos, Panama.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three months ended February 28,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$440,263	$81,370	100.0%	$358,893	100.0%
Less associated cost of goods sold	374,573	69,706	85.1	304,867	84.9%
Warehouse gross profit margin	$65,690	$11,664	14.9%	$54,026	15.1%

	Six months ended February 28,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$817,595	$150,050	100.0%	$667,545	100.0%
Less associated cost of goods sold	692,386	125,802	84.7	566,584	84.9%
Warehouse gross profit margin	$125,209	$24,248	15.3%	$100,961	15.1%

Comparison of three and six months ended February 28, 2011 to 2010

For the second quarter of fiscal 2011, the increase in warehouse gross profit margin dollars was due to higher sales offset by a 13 basis point reduction in gross profit margin as a percentage of sales resulting from reduced pricing.   For the six-month period, gross margin as a percentage of sales is up 19 basis points resulting from reduced markdowns on merchandise, strong end-cap activity, and improvements in inventory shrink results in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.  Foreign exchange had little year over year effect on cost of goods sold in the quarter or six-month period.

Export Sales Gross Profit Margin

	Three months ended February 28,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$1,872	$866	100.0%	$1,006	100.0%
Less associated cost of goods sold	1,758	823	93.9	935	92.9
Export sales gross profit margin	$114	$43	6.7%	$71	7.1%

	Six months ended February 28,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$3,280	$1,687	100.0%	$1,593	100.0%
Less associated cost of goods sold	3,102	1,613	94.6	1,489	93.5
Export sales gross profit margin	$178	$74	5.4%	$104	6.5%

Comparison of three and six months ended February 28, 2011 to 2010

The increase in export sales gross margin dollars in each fiscal year was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$37,239	8.5%	$6,198	19.9%	$31,041	8.6%

	Six months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$72,373	8.9%	$12,099	20.0%	$60,274	9.0%

Comparison of three and six months ended February 28, 2011 to 2010

The cost increase associated with operating two additional warehouse clubs in the second quarter of fiscal year 2011 was $2.1 million.  Of the $4.1 million increase in warehouse club operation expenses attributable to the 26 warehouse clubs operating in the second quarter of both fiscal years, $1.8 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $237,000 due to an increase in utility rates. Depreciation expense increased $583,000 related to ongoing capital investments made in the existing warehouse clubs and the completion of the new warehouse club in Panama City, Panama into which an existing warehouse club was relocated.  Increased costs for repairs and maintenance and supplies added $349,000 and $142,000, respectively.  Credit card costs increased by a total of $468,000 consistent with the growth in sales in the period.

For the six-month period ended February 28, 2011, warehouse club expense increased $12.1 million, $3.4 million of which was attributable to the two additional warehouse clubs in operation.  Payroll-related expenses increased $4.3 million and club operating expenses (including utilities, repairs and maintenance and supplies) added another $1.6 million.  Depreciation expense associated with on-going capital improvements increased $1.1 million and the cost of processing credit card sales increased $861,000 in-line with the sales growth.

General and Administrative Expenses

	Three months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$8,874	2.0%	$207	2.4%	$8,667	2.4%

	Six months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$17,684	2.2%	$1,449	8.9%	$16,235	2.4%

Comparison of three and six months ended February 28, 2011 to 2010

For the three-month period ended February 28, 2011, costs associated with the Company’s corporate and U.S. buying operations increased $207,000 primarily related to salaries and benefits, which included certain headcount additions to the Company's U.S. buying and corporate staff.  Similarly, for the six-month period, the additional expense was primarily related to increased salaries and benefits.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Pre-opening expenses	$(15)	$(190)	(108.6)%	$175

	Six months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Pre-opening expenses	$388	$102	35.7%	$286

Comparison of three and six months ended February 28, 2011 to 2010

With the opening of the Arroyo Hondo, Dominican Republic warehouse club in November 2010 and the reclassification of pre-opening expenses in Colombia to warehouse club operations, the Company did not have any pre-opening expenses for the three months ended February 28, 2011 compared to $175,000 in the year earlier period.  The Company will incur pre-opening expenses for the Barranquilla, Colombia warehouse club in the third and fourth quarters of fiscal year 2011. For the six-month period ended February 28, 2011, pre-opening expenses related almost entirely to the new Arroyo Hondo warehouse club, which opened in the Dominican Republic on November 5, 2010.

Operating Income

	Three months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$27,188	6.2%	$6,751	33.0%	$20,437	5.7%

	Six months ended February 28,
	2011				2010
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$49,756	6.1%	$13,084	35.7%	$36,672	5.5%

Comparison of three and six months ended February 28, 2011 to 2010

Operating income improved from fiscal 2010 to fiscal 2011, resulting from higher sales, additional membership income, and the leveraging of operating costs.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

	Three months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$239	$117	$122

	Six months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$367	$29	$338

 Comparison of three and six months ended February 28, 2011 to 2010

 The increase in interest income in the current three-month period is due to higher average cash balances held by the Company compared to a year ago.

Interest Expense

	Three months ended February 28,
	2011		2010
	Amount	Change from prior year	Amount
Interest expense on loans	$1,237	$160	$1,077
Capitalized interest	(166)	277	(443)
Net interest expense	$1,071	$437	$634

	Six months ended February 28,
	2011		2010
	Amount	Change from prior year	Amount
Interest expense on loans	$2,383	$339	$2,044
Capitalized interest	(355)	425	(780)
Net interest expense	$2,028	$764	$1,264

Comparison of three and six months ended February 28, 2011 to 2010

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in the second quarter of fiscal year 2011 and for the six months ended February 28, 2011 was due to an increase in debt held by the Company primarily to finance the acquisition of land and the subsequent construction of new warehouse clubs.

For the three-month period ended February 28, 2011, capitalized interest is related to the ongoing construction of the new warehouse club in Barranquilla, Colombia.  During the same period in fiscal year 2010, the capitalized interest related to the construction activities for the warehouse clubs in Brisas, Panama, and Arroyo Hondo, Dominican Republic.

For the six-month period ended February 28, 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.  For the same six-month period in fiscal year 2010, the capitalized interest related to the construction of the Brisas, Panama and Arroyo Hondo, Dominican Republic warehouse clubs.

Provision for Income Taxes

	Three months ended February 28,
	2011		2010
	Amount	Change from prior year	Amount
Current tax expense	$8,965	$1,059	$7,906
Net deferred tax provision (benefit)	$(916)	$800	$(1,716)
Provision for income taxes	$8,049	$1,859	$6,190
Effective tax rate	30.8%		31.1%

	Six months ended February 28,
	2011		2010
	Amount	Change from prior year	Amount
Current tax expense	$14,892	$3,448	$11,444
Net deferred tax provision (benefit)	$2	$(146)	$148
Provision for income taxes	$14,894	$3,302	$11,592
Effective tax rate	31.2%		32.4%

Comparison of three and six months ended February 28, 2011 to 2010

For the first six months of fiscal year 2011, the decrease in the effective tax rate was primarily attributable to a benefit of $437,000 from an increase in the value of U.S. deferred tax assets due to an increase in the U.S. statutory tax rate from 34% to 35% that is applicable to the current year.

Loss of Unconsolidated Affiliates

The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Three months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$37	$34	$3

	Six months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$42	$37	$5

 Comparison of three and six months ended February 28, 2011 to 2010

The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2011 and 2010 were primarily due to legal and administrative start up costs incurred by the joint ventures.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Three months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interests	$—	$(60)	$60

	Six months ended February 28,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interests	$—	$(112)	$112

 Comparison of three and six months ended February 28, 2011 to 2010

For the second quarter and first six months of fiscal year 2011, the decrease in the loss attributable to noncontrolling interest compared to the prior-year periods was due to the Company's acquiring the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own during the third quarter of fiscal year 2010.  The Company now owns 100% of all of the consolidated subsidiaries of the Company and now records 100% of these subsidiaries’ income or loss.

Income from Continuing Operations Attributable to PriceSmart

	Three months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations attributable to PriceSmart	$18,010	$4,288	31.2%	$13,722

	Six months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations attributable to PriceSmart	$32,856	$8,714	36.1%	$24,142

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

	Three months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$(93)	$(128)	365.7%	$35

	Six months ended February 28,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$(86)	$(130)	295.5%	$44

Comparison of three and six months ended February 28, 2011 to 2010

For the second quarter and first six months of fiscal year 2011, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.  The increase in the loss from discontinued operations for both the second quarter and the six month period is related to the accrual of a contingent rental expense.  The lease commitment and all related discontinued operations are expected to end as of August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  The Company used cash in fiscal year 2010 to acquire a minority interest in its Trinidad subsidiary.  The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term debt, long-term debt and credit facilities.  The Company evaluates on a regular basis if it may need to borrow additional funds if the Company is unable to generate sufficient cash from operations to meet its operating or capital requirements.  As such, the Company may evaluate and enter into or obtain additional loans and/or credit facilities to provide additional liquidity.  Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Six months ended
	February 28,
	2011	2010
Cash and cash equivalents	$70,659	$63,047

     The Company’s cash flows are summarized as follows (in thousands):

	Six months ended
	February 28,
	2011	2010
Cash flows provided by continuing operating activities	$37,588	$40,116
Cash flows provided by discontinued operations	77	314
Cash flows used in investing activities	(21,493)	(27,028)
Cash flows provided by (used in) financing activities	(18,128)	6,049
Effect of exchange rates	(731)	(597)
Net increase (decrease) in cash and cash equivalents	$(2,687)	$18,854

Operating activities provided cash for both periods presented.  Net income increased by approximately $8.6 million to $32.8 million in the first six months of fiscal year 2011, compared to $24.2 million in the first six months of fiscal year 2010.  Net income for the first six months of fiscal year 2011  included approximately $12.5 million in non-cash related expenses consisting of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities of approximately $8.8 million, $2.3 million, $1.1 million and $310,000, respectively.  In the first six months of fiscal year 2011, net cash provided by continuing operating activities included cash use of approximately $20.5 million to increase inventories to open the Arroyo Hondo, Dominican Republic warehouse club and meet higher sales demand.  Changes in operating assets and liabilities excluding inventory provided approximately $12.8 million of cash in the first six months of fiscal year 2011.  Cash provided by operating activities during the first six months of fiscal year 2010 resulted primarily from the increase in net income of approximately $700,000 to $24.2 million.  Net income included approximately $10.7 million in non-cash related expenses.  This was principally comprised of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $7.3 million, $1.8 million, $1.7 million and $20,000, respectively.  In the first six months of fiscal year 2010, net cash provided by continuing operating activities included cash use of approximately $8.2 million to increase inventories to meet higher sales demand.  Changes in operating assets and liabilities excluding inventory provided cash of approximately $13.4 million in the first six months of fiscal year 2010.

Cash used in investing activities for the first six months of fiscal year 2011 consisted primarily of additions to property and equipment for approximately $21.6 million.  The Company acquired approximately 210,000 square feet of land in Barranquilla, Colombia for the equivalent of approximately U.S. $6.5 million in November 2010.  The Company is currently constructing on this site a new membership warehouse club, expected to open during the summer of 2011.  The Company initially paid approximately $4.3 million in November 2010 and upon the completion of certain improvements, expected to occur in April 2011, the Company will then make the final payment of approximately $2.2 million.  The Company also used approximately $771,000 for land improvements at its Arroyo Hondo, Dominican Republic warehouse club.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Cash used for construction costs within these two segments for the six months ended February 28, 2011 was approximately $4.9 million and $3.3 million, respectively.  The Company continued its expansion of the Miami warehouse, using approximately $1.4 million of cash during the first six months of fiscal year 2011.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $1.8 million, $4.2 million and $34,000, respectively, in these segments for the six months ended February 28, 2011.  The Company acquired approximately $885,000 of software and computer hardware during the six months ended February 28, 2011.  In the first six months of fiscal year 2010, investing activities for the Company consisted primarily of additions to property and equipment for approximately $26.6 million.  The Company acquired additional land in the Dominican Republic for approximately $6.7 million.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Cash used in construction within the Latin America and Caribbean segments for the first six months of fiscal year 2010 were approximately $5.9 million and $7.0 million, respectively.  Fixtures and equipment expenditures within the Latin America, Caribbean and U.S. segments for the first six months of fiscal year 2010 were $3.4 million, $2.9 million and $115,000, respectively.  The Company utilized approximately $686,000 for the acquisition of software and computer hardware in the first six months of fiscal year 2010.  In addition the Company invested an additional $433,000 in the Panama joint venture.  The Company plans to spend approximately an additional $14.2 million for additions to property and equipment during the remaining six months of fiscal year 2011.

Net cash used by financing activities for the first six months of fiscal year 2011 were primarily the result of:
●  payments on existing bank loans of $25.1 million and $8.0 million of cash used to establish a certificate of deposit as collateral for a loan, offset by new bank loan borrowing of $25.5 million, for a net effect of $7.6 million of cash use;
●  the payment of dividends to stockholders in February 2011 for approximately $9.0 million.  The Company will pay out the second part of the dividend declaration, of approximately $9.0 million on August 31, 2011; and
●  the purchase of treasury stock related to the vesting of stock grants for approximately $2.5 million.

This cash use was offset by proceeds from the exercise of stock options and the tax benefit related to stock options for approximately $985,000.  Net cash provided by financing activities for the first six months of fiscal year 2010 was primarily as a result of obtaining new bank loans of $26.1 million offset by payments of $12.6 million on existing bank loans for a net effect of $13.5 million of cash provided; proceeds from the exercise of stock options, which provided an additional $878,000; and proceeds from contributions from shareholders of $396,000.  These proceeds were offset by cash used for a cash payment of dividends to stockholders in February 2010 of approximately $7.4 million and the purchase of treasury stock related to the vesting of stock grants for $1.3 million.

Financing Activities(1)

On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the six month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five-year period at the option of the Company's Colombia subsidiary.  The loan will be secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.  The deposit will earn interest at a rate of six month LIBOR plus 1.6%.  The Company had received the first of the two tranches of $8.0 million and made a restricted deposit of $8.0 million during November 2010.

On August 31, 2010, the Company’s Panama subsidiary entered into a five-year loan agreement with Metrobank S.A. for $5.0 million. The loan is denominated in U.S. dollars and has a tiered fixed interest rate of 5.0% and 5.5% in the first year and the second and third years, respectively. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement requires monthly principal amortization payments and requires a balloon payment of $2.5 million at the end of the term and includes an option to extend the loan for an additional five years.

In March 2010, the Company’s Honduras subsidiary entered into a loan agreement with Banco Del Pais, S.A. for a loan based in Honduran lempiras that is equivalent to U.S. $6.0 million, which must be paid over five years.  The loan has a variable interest rate of 11.25%, which will be periodically reviewed and re-set with a 30-day notice of change in the rate.  Early payment of the loan is permitted.  The Company’s Honduras subsidiary also entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit for $6.0 million with an initial interest rate of 3.88%.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The Company entered into this loan and certificate of deposit agreement consistent with its strategy to reduce U.S. dollar-denominated liabilities by obtaining local currency loans from banks where it is economical to do so and where risk of devaluation or the level of U.S. dollar-denominated liabilities is high.

In January 2010, the Company’s Honduras subsidiary entered into a five-year loan agreement with ScotiaBank El Salvador S.A. for the amount of $6.0 million. The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term. The loan requires monthly principal payments and a balloon payment at the end of the loan term of approximately $3.1 million.

In September 2009, the Company’s El Salvador subsidiary entered into a five-year loan agreement with ScotiaBank El Salvador S.A. for the amount of $8.0 million.  The loan initially had an interest rate set at the greater of 7.5% or 30-day LIBOR plus 4%.  As of July 1, 2010, the interest on this loan was fixed at 5.5% for the rest of its term.  The loan requires monthly principal payments and a balloon payment at the end of the loan term of $4.1 million.

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate for a term approximately the same as the variable rate loans being hedged.  The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the two interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

(1)	All loans are denominated in U.S. dollars unless otherwise stated.

	Liability Derivatives
	February 28, 2011		August 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other accrued expenses	$586	Other accrued expenses	$767
Total derivatives designated as hedging instruments(2)		$586		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $439,000 and $576,000, net of tax, as of February 28, 2011 and August 31, 2010, respectively.

(2)	All derivatives were designated as hedging instruments.

Short-Term Borrowings and Long-Term Debt

As of February 28, 2011 and August 31, 2010, the Company, together with its wholly owned subsidiaries, had approximately $3.0 million and $3.6 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $28.0 million, a portion of which can be used for letters of credit.  As of February 28, 2011, borrowings and letters of credit outstanding under these facilities totaled approximately $3.2 million, leaving approximately $24.8 million available for borrowing.  As of August 31, 2010, borrowings and letters of credit totaling approximately $4.0 million were outstanding on a $27.9 million bank credit agreement, leaving approximately $23.9 million available for borrowing.

As of February 28, 2011 and August 31, 2010, the Company, together with its majority or wholly owned subsidiaries, had $61.9 million and $60.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $8.0 million, offset by normally scheduled payments of principal for approximately $6.8 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $87.8 million and $87.4 million as of February 28, 2011 and August 31, 2010, respectively.

As of February 28, 2011 and August 31, 2010, approximately $39.5 million and $36.7 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of February 28, 2011 and August 31, 2010, the Company was in compliance with respect to these covenants.

Contractual Obligations

As of February 28, 2011, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$11,445	$20,358	$38,081	$4,617	$74,501
Operating leases(2)(3)	6,469	13,445	13,328	46,415	79,657
Additional capital contribution commitments to joint ventures(4)	3,663	—	—	—	3,663
Data recovery services(5)	127	43	—	—	170
Distribution center services(6)	104	—	—	—	104
Total	$21,808	$33,846	$51,409	$51,032	$158,095

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of February 28, 2011 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $494,000; projected sublease income for this location is approximately $594,000, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $371,000 to reflect the amounts net of sublease income.
(4)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects.

(5)	Amounts shown are the minimum payments under contract for the Company’s offsite data recovery services agreement.
(6)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.

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

Income Taxes:  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of February 28, 2011, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2011 of approximately $28.9 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of February 28, 2011, the Company has classified uncertain income tax positions as $3.4 million in long-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of February 28, 2011, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

Recent Accounting Pronouncements

FASB ASC 350

In December 2010, the Financial Accounting Standards Board (“FASB”), issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.   The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805

In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 310

In July 2010, the FASB issued amended guidance with regard to disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. In December 2010, the FASB amended the effective date of this guidance that now requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest. (See Note 12 - Acquisition of Noncontrolling Interest.)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of February 28, 2011, the Company had a total of 28 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 21 of which operate under currencies other than the U.S. dollar. For the six months ended February 28, 2011 and 2010, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, during fiscal years 2009 and 2008, the currencies in Guatemala and Jamaica experienced an 11% and a 23% devaluation, respectively. However, this devaluation trend was reversed in fiscal year 2010, as currencies in Costa Rica, Jamaica, and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies, respectively, between the end of fiscal year 2009 and the end of fiscal year 2010.  For the six months ended February 28, 2011, the currencies in Costa Rica and Guatemala continued to experience 1% and 3% strengthening of their currencies, respectively.  For the six months ended February 28, 2011 currencies in Jamaica and Colombia experienced a 0.9% and 3.9% devaluation, respectively.  There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold in the consolidated statement of income, were approximately $832,000 and $770,000 for the six months ended February 28, 2011 and 2010, respectively.  Translation adjustment gains/(losses) from the Company’s subsidiaries and investment in unconsolidated entities that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately ($30,000) and $166,000 for the six months ended February 28, 2011 and 2010, respectively.  For the six months ended February 28, 2011 and 2010, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $137,000 and ($44,000), net of tax, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of February 28, 2011:

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended February 28, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2010 – December 31, 2010	11,017	$35.30	—	$—
January 1, 2011 – January 31, 2011	53,820	39.48	—	—
February 1, 2011 – February 28, 2011	—	—	—	—
Total	64,837	$37.39	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated January 10, 2011.

10.2*	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated January 10, 2011.

10.3*	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.4*	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.5*	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin, dated January 10, 2011.

10.6*	Twenty-Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated January 10, 2011.

10.7*	Employment Agreement between PriceSmart, Inc and John M. Heffner, dated January 31, 2011.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: April 7, 2011	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: April 7, 2011	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)