Form 10-Q
period 2011-05-31
PRICESMART INC
filed 2011-07-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
The registrant had 29,896,744 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2011.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2011 and the consolidated balance sheet as of August 31, 2010, the unaudited consolidated statements of income for the three- and nine-month periods ended May 31, 2011 and 2010, the unaudited consolidated statements of equity and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2011 and 2010, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31,
	2011	August 31,
	(Unaudited)	2010
ASSETS
Current Assets:
Cash and cash equivalents	$65,846	$73,346
Short-term restricted cash	1,240	1,240
Receivables, net of allowance for doubtful accounts of $13 and $15 as of May 31, 2011 and August 31, 2010, respectively	3,865	2,855
Merchandise inventories	167,687	131,190
Deferred tax assets – current	4,491	3,639
Prepaid expenses and other current assets	27,969	21,879
Assets of discontinued operations	507	692
Total current assets	271,605	234,841
Long-term restricted cash	20,590	5,640
Property and equipment, net	281,389	265,544
Goodwill	37,465	37,471
Deferred tax assets – long term	14,452	16,637
Other assets	4,127	4,341
Investment in unconsolidated affiliates	8,063	8,091
Total Assets	$637,691	$572,565
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4,642	$3,551
Accounts payable	137,756	124,401
Accrued salaries and benefits	11,904	10,911
Deferred membership income	10,950	9,729
Income taxes payable	7,141	6,615
Other accrued expenses	10,865	12,095
Dividends payable	8,970	—
Long-term debt, current portion	7,767	7,715
Deferred tax liability – current	429	357
Liabilities of discontinued operations	194	109
Total current liabilities	200,618	175,483
Deferred tax liability – long-term	1,824	1,198
Long-term portion of deferred rent	3,895	3,272
Long-term income taxes payable, net of current portion	3,087	3,564
Long-term debt, net of current portion	60,030	53,005
Total liabilities	269,454	236,522
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,691,147 and 30,624,666 shares issued and 29,896,954 and 29,897,909 shares outstanding (net of treasury shares) as of May 31, 2011 and August 31, 2010, respectively.	3	3
Additional paid-in capital	382,588	379,368
Tax benefit from stock-based compensation	5,366	4,490
Accumulated other comprehensive loss	(17,091)	(16,672)
Retained earnings (accumulated deficit)	15,543	(15,578)
Less: treasury stock at cost; 794,193 and 726,757 shares as of May 31, 2011 and August 31, 2010, respectively.	(18,172)	(15,568)
Total PriceSmart stockholders’ equity and total equity	368,237	336,043
Total Liabilities and Equity	$637,691	$572,565
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Revenues:
Net warehouse club sales	$421,637	$341,215	$1,239,232	$1,008,760
Export sales	1,890	868	5,170	2,461
Membership income	5,824	5,056	16,825	14,532
Other income	1,797	1,477	5,610	4,404
Total revenues	431,148	348,616	1,266,837	1,030,157
Operating expenses:
Cost of goods sold:
Net warehouse club	358,535	288,289	1,050,921	854,873
Export	1,804	825	4,906	2,314
Selling, general and administrative:
Warehouse club operations	38,819	31,834	111,192	92,109
General and administrative	9,293	8,752	26,977	24,987
Pre-opening expenses	284	840	672	1,126
Total operating expenses	408,735	330,540	1,194,668	975,409
Operating income	22,413	18,076	72,169	54,748
Other income (expense):
Interest income	300	122	667	460
Interest expense	(984)	(595)	(3,012)	(1,859)
Other income (expense), net	1,838	(240)	1,535	(247)
Total other income (expense)	1,154	(713)	(810)	(1,646)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	23,567	17,363	71,359	53,102
Provision for income taxes	(7,199)	(5,309)	(22,093)	(16,901)
Loss of unconsolidated affiliates	(3)	(6)	(45)	(11)
Income from continuing operations	16,365	12,048	49,221	36,190
Income (loss) from discontinued operations, net of tax	(75)	(4)	(161)	40
Net income including noncontrolling interest	16,290	12,044	49,060	36,230
Net (loss) attributable to noncontrolling interest	—	(20)	—	(132)
Net income attributable to PriceSmart	$16,290	$12,024	$49,060	$36,098

Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$0.55	$0.40	$1.65	$1.21
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.55	$0.40	$1.65	$1.21

Diluted net income per share from continuing operations	$0.55	$0.40	$1.65	$1.21
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.55	$0.40	$1.65	$1.21
Shares used in per share computations:
Basic	29,493	29,336	29,422	29,221
Diluted	29,502	29,345	29,430	29,253
Dividends per share	$0.00	$0.00	$0.60	$0.50

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)
				Tax Benefit	Accum-
				From	ulated	Retained			Total
				Stock-	Other	Earnings			PriceSmart
			Additional	based	Compre-	(Accum-			Stock-	Non-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		holders'	Controlling	Total
	Shares	Amount	Capital	sation	Loss	Deficit)	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	69	(1,388)	(1,388)	—	(1,388)
Issuance of restricted stock awards	111	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	138	—	836	—	—	—	—	—	836	—	836
Stock-based compensation	—	—	2,829	(46)	—	—	—	—	2,783	—	2,783
Dividend payable to stockholders	—	—		—	—	(7,429)	—	—	(7,429)	—	(7,429)
Dividend paid to stockholders	—	—	—	—	—	(7,433)	—	—	(7,433)	—	(7,433)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% minority interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps	—	—	—	—	13	—	—	—	13	—	13
Net income	—	—	—	—	—	36,098	—	—	36,098	132	36,230
Translation adjustment	—	—	—	—	265	—	—	—	265	(16)	249
Comprehensive income			24						36,400	(770)	36,516
Balance at May 31, 2010	30,581	$3	$378,381	$4,501	$(16,952)	$(28,762)	725	$(15,522)	$321,649	$—	$321,649

Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Purchase of treasury stock	—	—	—	—	—	—	67	(2,604)	(2,604)	—	(2,604)
Issuance of restricted stock awards	66	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144	—	144
Stock-based compensation	—	—	3,076	876	—	—	—	—	3,952	—	3,952
Dividend payable to stockholders	—	—	—	—	—	(8,970)	—	—	(8,970)	—	(8,970)
Dividend paid to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969)	—	(8,969)
Change in fair value of interest rate swaps	—	—	—	—	(23)	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	49,060	—	—	49,060	—	49,060
Translation adjustment	—	—	—	—	(396)	—	—	—	(396)	—	(396)
Comprehensive income									48,641	—	48,641
Balance at May 31, 2011	30,691	$3	$382,588	$5,366	$(17,091)	$15,543	794	$(18,172)	$368,237	$—	$368,237

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Nine Months Ended
	May 31,
	2011	2010
Operating Activities:
Net income	$49,060	$36,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,675	11,191
Allowance for doubtful accounts	(2)	(4)
Loss on sale of property and equipment	299	254
Gain on sale of excess real estate in Panama	(1,249)	—
Deferred income taxes	2,907	2,329
Discontinued operations	161	(40)
Excess tax (benefit) deficiency on stock-based compensation	(876)	46
Equity in losses of unconsolidated affiliates	45	11
Stock-based compensation	3,076	2,829
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(5,280)	3,267
Merchandise inventories	(36,497)	(17,218)
Accounts payable	13,355	12,086
Net cash provided by (used in) continuing operating activities	38,674	50,981
Net cash provided by (used in) discontinued operating activities	108	142
Net cash provided by (used in) operating activities	38,782	51,123
Investing Activities:
Additions to property and equipment	(34,810)	(38,162)
Proceeds from disposal of property and equipment	37	85
Proceeds on sale of excess real estate in Panama	7,406	—
Purchase of 5% Trinidad noncontrolling interest	—	(3,800)
Capital contribution to Panama joint venture	—	(433)
Net cash provided by (used in) investing activities	(27,367)	(42,310)
Financing Activities:
Proceeds from bank borrowings	40,066	35,460
Repayment of bank borrowings	(32,176)	(19,119)
Cash dividend payments	(8,969)	(7,433)
Addition to restricted cash	(14,920)	(6,000)
Stockholder contribution	—	396
Excess tax benefit (deficiency) on stock-based compensation	876	(46)
Purchase of treasury stock	(2,604)	(1,388)
Proceeds from exercise of stock options	144	836
Net cash provided by (used in) financing activities	(17,583)	2,706
Effect of exchange rate changes on cash equivalents	(1,332)	(621)
Net increase (decrease) in cash and cash equivalents	(7,500)	10,898
Cash and cash equivalents at beginning of year	73,346	44,193
Cash and cash equivalents at the end of year	$65,846	$55,091
Supplemental disclosure of cash flow information:
Dividends declared but not paid	8,970	7,429
Cash paid during the period for:
Interest, net of amounts capitalized	$2,767	$1,836
Income taxes	$16,130	$13,661
See accompanying notes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2011

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2011, the Company had 28 warehouse clubs in operation in 11 countries and one U.S. territory (five in Costa Rica, four in Panama and Trinidad, three in Guatemala and the Dominican Republic, two in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately U.S. $6.5 million as of the acquisition date).  The Company is currently constructing on this site a new membership warehouse club, expected to open in early August 2011.  In May 2011, the Company entered into an option agreement to acquire approximately 131,524 square feet of land in Cali, Colombia for approximately 10.2 billion Colombian Pesos (the equivalent of approximately U.S. $5.6 million), upon which the Company will construct a warehouse club.  The final U.S. dollar price will depend on the conversion rate applicable on the date of final sale.  The transaction, which is subject to certain contingencies, is currently planned to close in the first quarter of fiscal year 2012.  In addition to the warehouse clubs operated directly by the Company, there is one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.  The Company primarily operates in three segments based on geographic area.  These segments are the United States, the Caribbean, and Latin America.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s subsidiaries, which are currently wholly owned.  The interim consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis.  The Company measures the fair value for interest rate swaps and cross currency interest rate swaps on a recurring basis.  The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when there is evidence of impairment.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities at the balance sheet dates primarily included cash flow hedges (interest rate swaps and cross-currency interest rate swaps).  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

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

                 The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2011 (in thousands):

Assets and Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses – (Interest rate swaps)	$—	$583	$—	$583
Other accrued expenses – (Cross-currency interest rate swap)	—	161	—	161
Total	$—	$744	$—	$744

The fair value of derivatives is disclosed in further detail in Note 10 - Derivative Instruments and Hedging Activities.

As of May 31, 2011 and August 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.5 million as of May 31, 2011 and August 31, 2010.  Foreign exchange translation gains and losses related to this balance sheet caption largely offset each other for the nine-month period ended May 31, 2011. The Company reviews previously reported goodwill at the entity reporting level for impairment on an annual basis or more frequently if circumstances dictate.  No impairment of goodwill has been recorded to date.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps and a cross currency interest rate swap.  Interest rate swaps and the cross-currency interest rate swap are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 10— Derivative Instruments and Hedging Activities.)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are included as a part of costs of goods sold and other expenses in the consolidated statements of income. For the first nine months of fiscal years 2011 and 2010, the Company recorded approximately $940,000 and $1.5 million in foreign exchange gains, respectively.

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

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  There were no material changes in the Company’s uncertain income tax positions for the three- and nine-month periods ending May 31, 2011 and 2010.

The following table summarizes the relationship between pre-tax income and income tax for the period presented:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Provision for income taxes	$7,199	$5,309	$22,093	$16,901
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	23,567	17,363	71,359	53,102
% of income tax	30.55%	30.58%	30.96%	31.83%

For the first nine months of fiscal year 2011, the decrease in the effective tax rate versus the prior year was primarily attributable to a benefit of $437,000 from an increase in the value of U.S. deferred tax assets due to an increase in the U.S. statutory tax rate from 34% to 35% that is applicable to the current year and a benefit of $326,000 from tax exempt capital gains.

Recent Accounting Pronouncements

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC 820

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC 310

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarter  of fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805

In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarter of fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest. (See Note 11 - Acquisition of Noncontrolling Interest.)

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding how the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company was required to adopt this guidance as of the beginning of its first annual reporting period that began after November 15, 2009, which is fiscal year 2011 for the Company.   The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	May 31, 2011	August 31, 2010
Cash and cash equivalents	$56	$41
Accounts receivable, net	301	219
Prepaid expenses and other current assets	64	39
Other assets	86	393
Assets of discontinued operations	$507	$692
Other accrued expenses	$194	$109
Liabilities of discontinued operations	$194	$109

The Company’s former Guam operation has a deferred tax asset of $2.6 million, primarily generated from NOLs. This deferred tax asset has a 100% valuation allowance, as the Company currently has no plans that would allow it to utilize these losses. Additionally, a significant portion of these losses are limited as to future use by the Company.

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net warehouse club sales	$—	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(33)	(4)	(119)	40
Provision for income taxes	(42)	—	(42)	—
Income (loss) from discontinued operations, net of tax	$(75)	$(4)	$(161)	$40

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

Property and equipment consist of the following (in thousands):

	May 31, 2011	August 31, 2010
Land	$84,939	$81,187
Building and improvements	187,785	171,828
Fixtures and equipment	87,930	88,090
Construction in progress	16,769	13,683
Total property and equipment, recorded at historical cost	377,423	354,788
Less: accumulated depreciation	(96,034)	(89,244)
Property and equipment, net	$281,389	$265,544

Depreciation and amortization expense (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Depreciation and amortization expense	$4,839	$3,928	$13,675	$11,191

On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE elected to exercise its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.

On March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  OD Panama S.A. will construct and maintain an Office Depot retail center at this location.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is also a board member of Office Depot, Mexico.

The following table summarizes the asset disposals recorded for the nine months ended May 31, 2011 (in thousands):

Disposal Activity	Historical Cost	Accumulated Depreciation	Impairment and Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Sale of Property in Panama	$(8,717)	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	(4,365)	3,892	137	37	(299)
	$(13,082)	$6,640	$(51)	$7,443	$950

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

The following table sets forth the computation of net income per share for the nine months ended May 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net income from continuing operations attributable to PriceSmart	$16,365	$12,028	$49,221	$36,058
Less: Earnings and dividends allocated to unvested stockholders	(243)	(207)	(764)	(597)
Dividend distribution to common stockholders	—	—	(17,691)	(14,649)
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	16,122	11,821	30,766	20,812
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	$—	$—	$17,691	$14,650
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$16,122	$11,821	$48,457	$35,462
Net earnings (loss) available to common stockholders from discontinued operations	(75)	(4)	(161)	40

Basic weighted average shares outstanding	29,493	29,336	29,422	29,221
Add dilutive effect of stock options (two-class method)	9	9	8	32
Diluted average shares outstanding	29,502	29,345	29,430	29,253

Basic income per share from continuing operations attributable to PriceSmart	$0.55	$0.40	$1.65	$1.21
Diluted income per share from continuing operations attributable to PriceSmart	$0.55	$0.40	$1.65	$1.21
Basic income (loss) per share from discontinued operations	$0.00	$0.00	0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	0.00	$0.00

Net income attributable to PriceSmart:
Income from continuing operations	16,365	12,028	49,221	36,058
Income (loss) from discontinued operations, net of tax	(75)	(4)	(161)	40
	$16,290	$12,024	$49,060	$36,098

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – EQUITY

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Date Paid	Amount	Record Date	Payable as of 5-31-11	Amount
1-19-11	$0.60	2-15-11	2-28-11	$0.30	—	$—	8-15-11	8-31-11	$0.30
1-27-10	0.50	2-15-10	2-26-10	0.25	8-31-10	0.25	N/A	N/A	N/A

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Stockholder Contribution

No stockholder contributions were recorded for the first nine months of fiscal year 2011.

In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $16.5 million and $16.2 million and unrealized losses on interest rate swaps (net of tax) of approximately $598,000 and $576,000 as of May 31, 2011 and August 31, 2010, respectively.  The unfavorable translation adjustments during the first nine months of fiscal year 2011 of approximately $396,000 were primarily due to weaker foreign currencies. The $23,000 increase in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from fiscal year 2010 to May 31, 2011. The favorable translation adjustments of approximately $670,000 during fiscal year 2010 were due to a weaker U.S. dollar.

Retained Earnings Not Available for Distribution

As of May 31, 2011 and August 31, 2010, the retained earnings (accumulated deficit) included retained earnings designated as legal reserves of approximately $4.2 million and $3.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

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

RSA's have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  RSU's are not issued nor outstanding until vested and do not have the cash dividend and voting rights of common stock.  However, the Company has paid dividend equivalents to the employees with unvested RSU's equal to the dividend they would have received had the shares of common stock underlying the RSU's been actually issued and outstanding.  The providing of dividend equivalents on RSU's is subject to the annual review and final determination by the board of directors at their discretion.  Payments of dividend equivalents to employees are recorded as compensation expense.

The Company has adopted four stock option and equity participation plans for the benefit of its eligible employees, consultants and independent directors.  The 1997 Stock Option Plan of PriceSmart, Inc. authorizes 700,000 shares of the Company's common stock for issuance.  The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options.  The Company no longer grants options under the 1997 Plan.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under all four plans typically vest over five years and expire in six years.  The 1998, 2001 and 2002 plans also allow restricted stock awards and restricted stock units, which typically vest over five years.  As of May 31, 2011 and August 31, 2010, an aggregate of 265,115 shares and 353,813 shares, respectively, were available for future grants under the 1998, 2001 and 2002 Equity Participation Plans.

The following table summarizes the components of the stock-based compensation expense for the three- and nine-month periods ended May 31, 2011 and 2010 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Restricted stock awards	$1,030	$960	$2,915	$2,753
Restricted stock units	63	16	123	49
Options granted to directors	18	13	38	27
Stock-based compensation expense	$1,111	$989	$3,076	$2,829

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes various concepts related to stock-based compensation as of and for the nine months ended May 31, 2011 and 2010:

	Nine Months Ended
	May 31,
	2011	2010
Remaining unrecognized compensation cost (in thousands)	$8,969	$8,558
Weighted average period of time over which this cost will be recognized	3.3 years	3.0 years
Excess tax benefit (deficiency) on stock-based compensation	$876,000	$(46,000)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five-year period and are forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the nine months ended May 31, 2011 and 2010 was as follows:

	Nine Months Ended	Year Ended
	May 31, 2011	August 31, 2010
Grants outstanding at beginning of period	$558,821	$618,250
Granted	88,966	151,930
Forfeited	(6,268)	(4,971)
Vested	(202,761)	(206,388)
Grants outstanding at end of period	$438,758	$558,821

The following table summarizes the fair value for restricted stock awards and units for first nine months of fiscal years 2011 and 2010:

	Nine Months Ended May 31,
	2011	2010
Restricted stock awards and units granted – weighted average grant date fair value	$40.40	$22.78
Restricted stock awards and units vested – weighted average grant date fair value	$16.50	$16.34
Restricted stock awards and units vested – weighted average vesting date fair value	$38.69	$20.59
Restricted stock awards and units forfeited – weighted average grant date fair value	$22.80	$18.82

The total fair market value of restricted stock awards and units vested during the nine months ended May 31, 2011 and 2010 was approximately $7.8 million and $4.0 million, respectively.

During the nine months ended May 31, 2011 and 2010, the Company repurchased 67,436 and 68,978 shares, respectively, of common stock from employees for approximately $2.6 million and $1.7 million, respectively, based on the stock price at the date of repurchase to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

As of May 31, 2011 and August 31, 2010, the Company had 30,800 and 35,200 stock options outstanding under its stock plans, respectively.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues charges for probable and estimable exposures.  As of May 31, 2011 and August 31, 2010, the Company had recorded within other accrued expenses a total of $2.3 million and $2.1 million, respectively, for various non-income tax related tax contingencies.

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

See Note 12 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on December 31, 2011.  Future minimum service commitments related to this contract for the period less than one year is approximately $104,000.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties, although the Costa Rican Health Ministry (“HM”), in granting the health permit for the WRB, has required that the Company construct a wall at part of the perimeter of the HSA property to protect the slope that supports the WRB.  The Company is currently processing the necessary permits and obtaining bids to construct this wall.  To support additional development on the PPA property, certain additional improvements to the WRB are required, as recommended by relevant professionals retained by the Company. The Company will submit applications to process the necessary permits to perform these improvements during the next dry season. No undue resistance is expected from the HM or the MA in this process, provided that the designs are supported by the same professionals who participated in the original WRB permitting efforts. The Company has not recorded a liability for any of these matters as of May 31, 2011 or August 31, 2010.

(1)
Hacienda Santa Anita is a locally based business related to J.B Enterprises (a Panamanian business entity). On September 29, 2008, the Company entered into a joint venture with J.B. Enterprises, known as Plaza Price Alajuela, to jointly own and operate a commercial retail center adjacent to the Alajuela warehouse club, with each owning a 50% interest in the joint venture.

NOTE 9 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2011	$28,029	$4,642	$385	$23,002	9.4%

August 31, 2010	27,940	3,551	470	23,919	8.8%

Annual maturities of long-term debt are as follows (in thousands):

Years Ended May 31,	Amount
2012	$7,767
2013	7,300
2014	7,300
2015	17,617
2016	24,215
Thereafter	3,598
Total long term debt	67,797
Less: current portion	7,767
Long-term debt, net of current portion	60,030

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. One risk managed by the Company using derivative instruments is interest rate risk.  To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the LIBOR interest payments associated with variable-rate loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

In addition, the Company is also exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross currency interest rate swap that converts its foreign currency denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The Company formally documents the hedging relationships for all derivative instruments. As of May 31, 2011 and August 31, 2010, all of the Company’s derivative financial instruments are designated and qualify as cash flow hedges.  The Company has procedures in place in order to monitor and control the use of derivative financial instruments and ensure they are not used for trading or speculative purposes.

The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”) for a notional amount of $8.0 million. The cross-currency interest rate swap agreement converts the Company's foreign currency United States dollar denominated floating interest payments on the $8.0 million long-term debt with Scotia Bank to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of 3 month LIBOR plus a margin of 0.7%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar interest based on the three-month LIBOR rate plus 0.7% on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional amount of COP 14,136,000,000 for a term of approximately five years (Effective date of April 1, 2011 through April 1, 2016).  The first LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank.

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

In the second quarter of fiscal year 2008, the Company’s Barbados subsidiary entered into an interest rate swap agreement with Citibank, N.A. for a notional amount of $4.5 million. This swap agreement was entered into in order to fix the interest rate on a $4.5 million loan obtained in U.S. dollars in fiscal year 2008. The loan has a variable interest rate of nine-month LIBOR plus a margin of 1.5%. Under the swap agreement, the Company will pay a fixed rate of 5.22% for a term of approximately five years (until November 14, 2012). The notional amount of $4.5 million is scheduled to amortize to $2.25 million over the term of the swap. The LIBOR reset dates for the $4.5 million loan and the notional amount of $4.5 million on the interest rate swap are effective semi-annually on November 15 and May 15. As the interest rate swap is fixed at 5.22%, the difference between the actual floating rate (six month LIBOR plus a margin of 1.5%) and the fixed rate of 5.22% applied against the notional amount of the swap is paid to or received from Citibank, N.A. semi-annually.

For the three- and nine-month periods ended May 31, 2011 and 2010, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended May 31, 2011	$106	$138	$244
Interest expense for the three months ended May 31, 2010	$115	$69	$184
Interest expense for the nine months ended May 31, 2011	$299	$278	$577
Interest expense for the nine months ended May 31, 2010	$345	$217	$562

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of May 31, 2011	Notional Amount as of August 31, 2010
RBTT	$6,525	$7,200
Scotiabank	$8,000	$—
Citibank N.A.	$2,925	$3,375
Total	$17,450	$10,575

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	May 31, 2011		August 31, 2010
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other Accrued Expenses	$583	Other Accrued Expenses	$767
Cross currency interest rate swap(2)	Other Accrued Expenses	161	Other Accrued Expenses	—
Total derivatives designated as hedging instruments(3)		$744		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $437,000 and $576,000, net of tax, as of May 31, 2011, and August 31, 2010, respectively.

(2)
The effective portion of the cross currency interest rate swap was recorded as a loss to accumulated other comprehensive loss for $161,000 as of May 31, 2011.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	All derivatives were designated as cash flow hedging instruments.

NOTE 11 – ACQUISITION OF NONCONTROLLING INTEREST

In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary for $3.8 million.  As of the purchase date, the Company had recorded approximately $886,000 of noncontrolling interest related to the 5% noncontrolling interest.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for approximately $2.9 million (the difference between the fair value of consideration paid less the book value of the noncontrolling interest).  The Company’s ownership percentage for all consolidated subsidiaries is now 100%, with no recorded noncontrolling interests transactions or acquisition activity related to the nine month period ended May 31, 2011.

NOTE 12 – UNCONSOLIDATED AFFILIATES

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

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in the joint venture of approximately $424,000. The Company obtained a three year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The deemed interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The Company has reflected this amount as long-term debt, current portion within its consolidated balance sheet as of May 31, 2011 and as long-term debt, net of current portion, as of August 31, 2010.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of May 31, 2011, there are no commitments to make additional capital contributions to this joint venture.

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of May 31, 2011 and August 31, 2010 (in thousands):

May 31, 2011
Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$483	$(55)	$5,044	$2,017	$7,061
Price Plaza Alajuela, S.A.	2,193	377	(29)	2,541	1,646	4,187
Newco2	424	58	(4)	478	—	478	(1)
Total	$7,233	$918	$(88)	$8,063	$3,663	$11,726

August 31, 2010
Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$483	$(11)	$5,088	$2,017	$7,105
Price Plaza Alajuela, S.A.	2,193	377	(29)	2,541	1,646	4,187
Newco2	424	41	(3)	462	13	475	(1)
Total	$7,233	$901	$(43)	$8,091	$3,676	$11,767

(1)	The amount includes the imputed interest on the loan from Prico.
(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31,	August 31,
	2011	2010
Current assets	$391	$404
Noncurrent assets	6,591	6,608
Current liabilities	16	27
Noncurrent liabilities	—	—

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net loss	$(6)	$(12)	$(90)	$(22)

NOTE 13 – SEGMENTS

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Three Month Period Ended May 31, 2011
Revenue from external customers	$1,906	$274,309	$154,933	$—	$431,148
Intersegment revenues	167,019	—	1,069	(168,088)	—
Depreciation and amortization	(267)	(2,458)	(2,114)	—	(4,839)
Operating income	9,521	11,185	1,707	—	22,413
Net income attributable to PriceSmart	8,061	8,273	(44)	—	16,290
Capital expenditures, net	1,910	9,610	1,655	—	13,175

Three Month Period Ended May 31, 2010
Revenue from external customers	$882	$216,812	$130,922	$—	$348,616
Intersegment revenues	126,175	—	1,051	(127,226)	—
Depreciation and amortization	(215)	(2,209)	(1,504)	—	(3,928)
Operating income	8,977	7,848	1,251	—	18,076
Net income attributable to PriceSmart	7,975	4,032	17	—	12,024
Capital expenditures, net	391	4,527	6,600	—	11,518

Nine Month Period Ended May 31, 2011
Revenue from external customers	$5,218	$796,193	$465,426	$—	$1,266,837
Intersegment revenues	475,286	—	3,400	(478,686)	—
Depreciation and amortization	(728)	(7,075)	(5,872)	—	(13,675)
Operating income	30,455	33,418	8,296	—	72,169
Net income attributable to PriceSmart	26,537	19,985	2,538	—	49,060
Long-lived assets (other than deferred tax assets)	38,472	189,902	123,260	—	351,634
Goodwill	—	32,247	5,218	—	37,465
Identifiable assets	55,193	366,295	216,203	—	637,691
Capital expenditures, net	4,229	20,655	9,926	—	34,810

Nine Month Period Ended May 31, 2010
Revenue from external customers	$2,505	$631,437	$396,215	$—	$1,030,157
Intersegment revenues	363,843	—	2,907	(366,750)	—
Depreciation and amortization	(719)	(6,177)	(4,295)	—	(11,191)
Operating income	21,473	24,586	8,689	—	54,748
Net income attributable to PriceSmart	19,453	13,085	3,560	—	36,098
Long-lived assets (other than deferred tax assets)	26,205	174,397	114,506	—	315,108
Goodwill	—	32,377	5,156	—	37,533
Identifiable assets	46,180	308,218	193,187	—	547,585
Capital expenditures, net	1,192	13,770	23,200	—	38,162

Year Ended August 31, 2010
Revenue from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	(953)	(8,341)	(5,966)	—	(15,260)
Operating income	16,243	41,967	16,683	—	74,893
Net income attributable to PriceSmart	12,882	27,294	9,139	—	49,315
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Identifiable assets	65,635	305,429	201,501	—	572,565
Capital expenditures, net	2,004	16,899	31,304	—	50,207

(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2011 through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company may encounter difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; declines in the economies of the countries in which the Company operates its warehouse clubs would harm its business; a few of the Company's stockholders own nearly 33% of the Company's voting stock as of May 31, 2011, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 filed on November 9, 2010 pursuant to the Securities Exchange Act of 1934. See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2011 (fiscal year 2011) and 2010 (fiscal year 2010), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2011 and 2010, the number of warehouse clubs the Company expects to open in fiscal year 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of May 31, 2011)	Number of Warehouse Clubs in Operation (as of May 31, 2010)	Anticipated warehouse club openings in FY 2011	Ownership (as of May 31, 2011)	Basis of Presentation
Colombia	—	—	1	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	—	100%	Consolidated
Dominican Republic	3	2	—	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	4	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	28	27	1

As of May 31, 2011, the total number of warehouse clubs in operation was 28 operating in 11 countries and one U.S. territory, in comparison to 27 warehouse clubs operating in 11 countries and one U.S. territory as of May 31, 2010.  The Company opened a new warehouse club in Trinidad (“San Fernando”) in April 2010 and in Santo Domingo, Dominican Republic (“Arroyo Hondo”) in November 2010.  In addition, the Company constructed a new warehouse club in Panama City, Panama (“Brisas”) and relocated an existing warehouse club (“Los Pueblos”) to that nearby site in April 2010.  This relocated warehouse club is included in the calculation of comparable club sales.

The average age of the 28 warehouse clubs in operation as of the end of May 31, 2011 was 107 months and the average age of the 27 warehouse clubs in operation as of May 31, 2010 was 99 months.

In November 2010, the Company through its Colombian subsidiary acquired 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately $6.5 million U.S. Dollars as of the acquisition date).  The Company is currently constructing a new membership warehouse club which it expects to open in early August 2011.

In addition to the warehouse clubs operated directly by the Company, there is one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earns a small royalty fee.

General Economic Factors

The economies in many of the countries where PriceSmart operates have shown continued improvement from the economic downturn experienced in calendar year 2009 and early calendar year 2010.  Consumer spending has increased and local currencies in several of the Company’s larger markets (for example, Costa Rica and Guatemala) have strengthened against the U.S. dollar over the past 12 months, conditions that have contributed to a positive environment for sales growth in many of our warehouse clubs in the most recent quarter.  In particular, the Company reported increased sales during Semana Santa (Easter week) in Latin America, which occurred in the most recent fiscal quarter, compared to the equivalent week in fiscal year 2010.

The Company continues to be concerned about the increasing price of oil and certain commodities that could have a negative effect on the Company’s operating costs and sales going forward.  High oil prices can negatively impact the economic growth of the countries in which the Company operates, thereby reducing the buying power of our members.  High oil prices can also increase the Company’s operating costs, particularly utilities and distribution expenses.  Inflationary pressures on various commodities may also impact consumer spending.  The Company takes steps to buy competitively from its suppliers, but will pass through higher costs for items through increased pricing when necessary.  Due to many factors including the broad array of merchandise offered in our warehouse clubs, the changing mix of items between that which is imported versus locally sourced, and the Company’s ongoing efforts to reduce prices through operational efficiency, the Company believes that the impact of inflation, if any, on the Company’s reported sales growth is small, but has determined that this is not quantifiable with any certainty.

In the countries in which the Company operates, the Company does not face direct competition from U.S. membership warehouse club operators.  However it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products which could affect the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency.  These liabilities include, but are not limited to, the value of items shipped from the U.S. to the Company’s foreign markets.  Generally the gain or loss associated with this revaluation, net of reserves, is recorded in net warehouse sales cost of goods sold.  Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies. In general, local currencies in PriceSmart markets have declined relative to the dollar, but the Costa Rican colon, Jamaican dollar and Guatemalan quetzale have all appreciated relative to the U.S. dollar on a year-over-year basis recently which has had a positive impact on sales.  The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; and (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action.  The Company  has local currency-denominated long-term loans in Honduras and Guatemala; and in Colombia via a cross-currency interest rate swap.  The Company is not aware of any material trends or uncertainties regarding the currencies of any other markets that the Company expects will have a material impact on the Company or its operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Recent and Future Management Actions

In general, the Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase, the Company's gross profit margin dollars increase and the Company can better leverage its selling, general and administrative expenses which rise relatively slowly in relation to sales increases.  This, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the most advantage of this cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also looks to add additional warehouse clubs where we believe it is accretive to our business and is financially feasible.  In this regard actions that the Company has taken or is taking to positively impact warehouse club sales growth and the results of operations include the following:

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and capacity.  During the first nine months of fiscal year 2011, the Company completed the expansion of the overstock freezer in the Llorente, Costa Rica warehouse club adding approximately 588 square feet of freezer space, and the expansion of the bakery in the Nicaragua warehouse club adding approximately 970 square feet.  Future plans include the expansion of the Barbados warehouse club sales floor space by approximately 10,000 square feet; expansion of the bakery in the Tegucigalpa, Honduras warehouse club by approximately 400 square feet; and upgrading and remodeling the fresh foods area in multiple warehouse clubs.  The Company will invest approximately $4.2 million for these items and anticipates that these expansions, reconfigurations, and/or upgrades will provide for more selling space and increased capacity for stocking and displaying merchandise in our warehouse clubs, thereby contributing to an increase in sales.

The Company has also taken steps to increase the capacity and efficiency of its distribution of merchandise from the U.S. to its markets.  The Company recently renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space to this facility. The Company invested approximately $3.5 million to upgrade this warehouse space and the construction activities related to these upgrades were completed in June of fiscal year 2011.  During the month of June, the Company began to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities. This has increased the capacity of its distribution operation and also allows the Company to more efficiently service the PriceSmart warehouse club locations, thereby generating savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to enhance the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

With respect to growing sales by increasing the number of warehouse clubs, the Company has an on-going process to evaluate sites for additional PriceSmart warehouse club locations.  Although a specific target for new warehouse club openings beyond fiscal year 2011 has not been set, management believes that there are opportunities to add locations in certain PriceSmart markets.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  Also in November 2010, the Company, through its Colombian subsidiary, acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately US$6.5 million as of the acquisition date).  The Company is currently constructing a new membership warehouse club on this site and expects to open its first warehouse club in Colombia in early August 2011.  In May 2011, the Company entered into an option agreement to acquire approximately 131,524 square feet of land in Cali, Colombia for approximately $10.2 billion Colombian Pesos (the equivalent of approximately US$5.6 million), upon which the Company will construct a warehouse club.  The final U.S. dollar price will depend on the conversion rate applicable on the date of final sale.  The transaction, which is subject to certain contingencies, is currently planned to close in the first quarter of fiscal year 2012.  The Company believes that Colombia could be a market for multiple PriceSmart warehouse clubs and is currently evaluating additional potential sites.  The Company has established a country headquarters in Bogota and has hired a Country Manager and buying and administrative staff to support the Company’s entry into Colombia.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate which occasionally includes developing adjacent land either directly or through joint ventures.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its recently opened Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. In this respect, the Company recently began developing and has executed lease agreements on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Financial highlights for the first nine months of fiscal year 2011 included:

·
Net warehouse club sales increased 22.8% over the prior year, resulting from a 17.7% increase in comparable warehouse club sales (through the 39 weeks ending June 5, 2011) and the addition of two new warehouse clubs:  San Fernando, Trinidad (April 30, 2010) and Santo Domingo, Dominican Republic (November 5, 2010).

·
Membership income for the first nine months of fiscal year 2011 increased 15.8% to $16.8 million as the number of membership accounts grew to 794,000 and the 12 month renewal rate improved to 88% from 85% in the prior period.

·	Gross profits (net warehouse club sales less associated cost of goods sold) increased 22.4% over the prior year.

·
Selling, general and administrative expenses improved 52 basis points as a percentage of sales compared to the same nine-month period last year despite the incremental costs of two additional warehouse clubs in operation and expenses associated with Colombia.

·	Operating income for the first nine months of fiscal year 2011 was $72.2 million, an increase of 31.8% over the first nine months of fiscal year 2010.

·
Net income attributable to PriceSmart for the first nine months of fiscal year 2011 was $49.1 million, or $1.65 per diluted share, compared to $36.1 million, or $1.21 per diluted share, in the first nine months of fiscal year 2010.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal third quarter ends on May 31.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Net Warehouse Club Sales

	Three months ended May 31,
	2011		2010
	Amount	% Change	Amount
Net warehouse club sales	$421,637	23.6%	$341,215

	Nine months ended May 31,
	2011		2010
	Amount	% Change	Amount
Net warehouse club sales	$1,239,232	22.8%	$1,008,760

Comparison of three and nine months ended May 31, 2011 to 2010

Net warehouse club sales grew 23.6% in the third quarter of fiscal year 2011 compared to the same quarter in fiscal year 2010.  The sales growth in the quarter was predominantly driven by transaction growth of 19.7%.  The average value of each transaction grew 3.2%.  The Company had the sales of two additional warehouse clubs for the totality of the current quarter compared to the third quarter of fiscal year 2010 when one of these clubs was open for only a portion of the period (having opened on April 30, 2010).  These additional warehouse clubs contributed approximately 433 basis points of growth.  Sales growth was evident across all major merchandise categories.  Changes in currency exchange rates had a net positive effect on sales.  Local currencies in three of the Company’s markets (Costa Rica, Guatemala, and Jamaica) appreciated against the U.S. dollar compared to the same period last year, which made the imported merchandise relatively more affordable to our members.  The sales of local merchandise, when translated to U.S. dollars in those markets, also had a favorable impact.  The positive effects of currency appreciation in Costa Rica and Guatemala more than offset the opposite effect in those markets where the local currency declined against the U.S. dollar (Nicaragua, Trinidad, and Dominican Republic).

For the nine-month period, net warehouse sales grew 22.8% compared to the same nine-month period last fiscal year.  The number of transactions grew 19.0% and the average value of each transaction grew 3.2%.  Strengthening of the local currencies in Costa Rica and Guatemala contributed to the growth in sales during the nine-month period compared to the last year.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 will not be used in the calculation of comparable warehouse club sales until January 2012.  Similarly, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 will not be used in the calculation of comparable warehouse club sales until July 2011.

Comparison of three and nine months ended May 31, 2011 to 2010

Comparable warehouse club sales increased 19.2% for the 13-week period ended June 5, 2011, compared to the same 13-week period last year.

Comparable warehouse club sales for the 39-week period ended June 5, 2011 increased 17.7%.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three- and nine-month periods ending May 31, 2011 and 2010 in the segments in which the Company operates.

As of August 31, 2010, the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.  Colombia did not have any sales in the current or prior three or nine month periods.

	Three months ended May 31,
	2011				2010
	Amount	% of net revenue	Year on year increase	% change	Amount	% of net revenue
Latin America	$268,959	63.8%	$56,719	26.7%	$212,240	62.2%
Caribbean	152,678	36.2%	23,703	18.4%	128,975	37.8%
Net warehouse club sales	$421,637	100.0%	$80,422	23.6%	$341,215	100.0%

	Nine months ended May 31,
	2011				2010
	Amount	% of net revenue	Year on year increase	% change	Amount	% of net revenue
Latin America	$780,430	63.0%	$162,180	26.2%	$618,249	61.3%
Caribbean	458,802	37.0%	68,291	17.5%	390,511	38.7%
Net warehouse club sales	$1,239,232	100.0%	$230,472	22.8%	$1,008,760	100.0%

Comparison of three and nine months ended May 31, 2011 to 2010

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets. The local currencies in Costa Rica and Guatemala continue to be strong compared to the US dollar, making the imported merchandise relatively more affordable to our members.

Export Sales

	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Export sales	$1,890	1,022	117.7%	$868

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Export sales	$5,170	2,709	110.1%	$2,461

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income

	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Membership income	$5,824	$768	15.2%	$5,056
Membership income % to net warehouse club sales	1.4%			1.5%
Number of total accounts	793,877	101,741	14.7%	692,136

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Membership income	$16,825	$2,293	15.8%	$14,532
Membership income % to net warehouse club sales	1.4%			1.4%
Number of total accounts	793,877	101,741	14.7%	692,136

Comparison of three and nine months ended May 31, 2011 to 2010

The number of membership accounts increased 20,314 (2.6%) during the third quarter of fiscal year 2011 and 101,741 (14.7%) over the 12-month period ended May 31, 2011.  From the beginning of fiscal year 2011, the number of membership accounts has increased 76,969 or 10.7%.  Membership income which is recognized ratably over the one-year life of the membership grew 15.2% and 15.8% for the three- and nine-month periods ended May 31, 2011, respectively, compared to the same periods last year.  The average membership fee per membership account sold in the third fiscal quarter was $29.33, up 1.8% from the third quarter of fiscal year 2010.  The membership renewal rate for the 12-month periods ended May 31, 2011 and 2010 was 88% and 85%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Other income	$1,797	$320	21.7%	$1,477

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Other income	$5,610	$1,206	27.4%	$4,404

Comparison of three and nine months ended May 31, 2011 to 2010

For the third quarter of fiscal year 2011, the year-over-year increase in other income was primarily due to increased revenue received for in-store product demonstrations of approximately $257,000 and increased rental income of approximately $67,500.  For the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, in-store product demonstration revenue increased $803,000 and rental income increased $360,000 primarily due to the leasing of the former warehouse club in Los Pueblos, Panama which was sold in March 2011.

Gross Margin

Warehouse Sales Gross Profit Margin
	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$421,637	$80,422	100.0%	$341,215	100.0%
Less associated cost of goods sold	358,535	70,246	85.0	288,289	84.5%
Warehouse gross profit margin	$63,102	$10,176	15.0%	$52,926	15.5%

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,239,232	$230,472	100.0%	$1,008,760	100.0%
Less associated cost of goods sold	1,050,921	196,048	84.8	854,873	84.7%
Warehouse gross profit margin	$188,311	$34,424	15.2%	$153,887	15.3%

Comparison of three and nine months ended May 31, 2011 to 2010

For the third quarter of fiscal 2011, the increase in warehouse gross profit margin dollars was due to higher sales offset by a 55 basis point reduction in gross profit margin as a percentage of sales resulting primarily from price reductions.   For the nine-month period, gross margin as a percentage of sales is lower by 6 basis points as price reductions were offset by reduced markdowns on merchandise, strong end-cap activity, and improvements in inventory shrink results.  Foreign exchange had little year-over-year effect on cost of goods sold in the quarter or nine-month period.

Export Sales Gross Profit Margin

	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$1,890	$1,022	100.0%	$868	100.0%
Less associated cost of goods sold	1,804	979	95.4%	825	95.0%
Export sales gross profit margin	$86	$43	4.6%	$43	5.0%

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$5,170	$2,709	100.0%	$2,461	100.0%
Less associated cost of goods sold	4,906	2,592	94.9%	2,314	94.0%
Export sales gross profit margin	$264	$117	5.1%	$147	6.0%

Comparison of three and nine months ended May 31, 2011 to 2010

The increase in export sales gross margin dollars on a year-over-year basis for both the third quarter and fisrt nine months was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$38,819	9.2%	$6,985	21.9%	$31,834	9.3%

	Nine months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$111,192	9.0%	$19,083	20.7%	$92,109	9.1%

Comparison of three and nine months ended May 31, 2011 to 2010

The cost increase associated with operating two additional warehouse clubs in the third quarter of fiscal year 2011 was $4.0 million.  Of the $3.0 million increase in warehouse club operation expenses attributable to the 26 warehouse clubs operating in the third quarter of both fiscal years, $1.3 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $296,000 due to an increase in utility rates. Depreciation expense increased $341,000 related to ongoing capital investments made in the existing warehouse clubs and the completion of the new warehouse club in Panama City, Panama into which an existing warehouse club was relocated.  Credit card costs increased by a total of $702,000 consistent with the growth in sales in the period.

For the nine-month period ended May 31, 2011, warehouse club expense increased $19.1 million, $7.4 million of which was attributable to the two additional warehouse clubs in operation.  Payroll-related expenses increased $5.6 million and club operating expenses (including utilities, repairs and maintenance and supplies) added another $2.0 million.  Depreciation expense associated with on-going capital improvements increased $1.4 million and the cost of processing credit card sales increased $1.6 million in-line with the sales growth.

General and Administrative Expenses

	Three months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$9,293	2.2%	$541	6.2%	$8,752	2.6%

	Nine months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$26,977	2.2%	$1,990	8.0%	$24,987	2.5%

Comparison of three and nine months ended May 31, 2011 to 2010

For the three-month period ended May 31, 2011, costs associated with the Company’s corporate and U.S. buying operations increased $541,000 primarily related to salaries, benefits and bonus accrual, which included certain headcount additions to the Company's U.S. buying and corporate staff.  Similarly, for the nine-month period, the additional expense was primarily related to increased salaries and benefits as well as compensation expense associated with restricted stock grants.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three months ended May 31,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Pre-opening expenses	$284	$(556)	(66.2)%	$840

	Nine months ended May 31,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Pre-opening expenses	$672	$(454)	(40.3)%	$1,126

Comparison of three and nine months ended May 31, 2011 to 2010

The Company incurred pre-opening expenses for the Barranquilla, Colombia warehouse club in the third quarter of fiscal year 2011. For the nine-month period ended May 31, 2011, the Company also incurred pre-opening expenses related to the new Arroyo Hondo warehouse club, which opened in the Dominican Republic on November 5, 2010.  Pre-opening expenses in fiscal year 2010 related to the San Fernando, Trinidad club and the Brisas warehouse club which was relocated in Panama during that year.

Operating Income

	Three months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$22,413	5.3%	$4,337	24.0%	$18,076	5.3%

	Nine months ended May 31,
	2011				2010
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$72,169	5.8%	$17,421	31.8%	$54,748	5.4%

Comparison of three and nine months ended May 31, 2011 to 2010

Operating income improved for both the third quarter and first nine months on a year-over-year basis, resulting from higher sales, additional membership income, and the leveraging of operating costs from those higher sales.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

	Three months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$300	$178	$122

	Nine months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$667	$207	$460

 Comparison of three and nine months ended May 31, 2011 to 2010

 The increase in interest income in the current three-month and nine-month periods is due to higher average cash balances held by the Company compared to a year ago.

Interest Expense

	Three months ended May 31,
	2011		2010
	Amount	Change from prior year	Amount
Interest expense on loans	$(1,202)	$67	$(1,269)
Capitalized interest	218	(456)	674
Net interest expense	$(984)	$(389)	$(595)

	Nine months ended May 31,
	2011		2010
	Amount	Change from prior year	Amount
Interest expense on loans	$(3,586)	$(274)	$(3,312)
Capitalized interest	574	(879)	1,453
Net interest expense	$(3,012)	$(1,153)	$(1,859)

Comparison of three and nine months ended May 31, 2011 to 2010

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in the third quarter of fiscal year 2011 and for the nine months ended May 31, 2011 were due to an increase in debt held by the Company primarily to finance the acquisition of land and the subsequent construction of new warehouse clubs.

For the three-month period ended May 31, 2011, capitalized interest is related to the ongoing construction of the new warehouse club in Barranquilla, Colombia.  During the same period in fiscal year 2010, the capitalized interest related to the construction activities for the warehouse clubs in Brisas, Panama, and Arroyo Hondo, Dominican Republic.

For the nine-month period ended May 31, 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.  For the same nine-month period in fiscal year 2010, the capitalized interest related to the construction of the Brisas, Panama and Arroyo Hondo, Dominican Republic warehouse clubs.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$1,179	$1,417	595.4%	$(238)
Currency Gain or (Loss)	659	661	33,050.0%	(2)
Total other income (expense)	$1,838	$2,078	865.8%	$(240)

	Nine months ended May 31,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$950	$1,204	474.0%	$(254)
Currency Gain or (Loss)	585	578	8,257.1%	7
Total other income (expense)	$1,535	$1,782	721.5%	$(247)

Comparison of three and nine months ended May 31, 2011 to 2010

 For both the three- and nine-month periods ended May 31, 2011 the currency gain or loss was recorded as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company’s subsidiary in Colombia.  The Company has recorded this Colombia currency gain as other income during the pre-opening phase of this location, since no sales operations exist in Colombia.  After the Colombia location begins recording sales, currency gains or losses will be recorded as part of cost of goods sold.

    The following table summarizes the asset disposals recorded for the nine months ended May 31, 2011 (in thousands):

Disposal Activity	Historical Cost	Accumulated Depreciation	Impairment and Other Costs	Proceeds from disposal	Gain/(Loss) recorded
Sale of Property in Panama	$(8,717)	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	(4,365)	3,892	137	37	(299)
	$(13,082)	$6,640	$(51)	$7,443	$950

Provision for Income Taxes

	Three months ended May 31,
	2011		2010
	Amount	Change from prior year	Amount
Current tax expense	$6,154	$1,502	$4,652
Net deferred tax provision (benefit)	$1,045	$388	$657
Provision for income taxes	$7,199	$1,890	$5,309
Effective tax rate	30.55%		30.58%

	Nine months ended May 31,
	2011		2010
	Amount	Change from prior year	Amount
Current tax expense	$19,410	$5,751	$13,659
Net deferred tax provision (benefit)	$2,683	$(559)	$3,242
Provision for income taxes	$22,093	$5,192	$16,901
Effective tax rate	30.96%		31.83%

Comparison of three and nine months ended May 31, 2011 to 2010

For the three months ended May 31, 2011, the effective tax rate versus the same period last year was essentialy the same.

For the first nine months of fiscal year 2011, the decrease in the effective tax rate versus the prior year was primarily attributable to a benefit of $437,000 from an increase in the value of U.S. deferred tax assets due to an increase in the U.S. statutory tax rate from 34% to 35% that is applicable to the current year and a benefit of $326,000 from tax exempt capital gains.

Loss of Unconsolidated Affiliates

The joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Three months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$(3)	$3	$(6)

	Nine months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Loss of unconsolidated affiliates	$(45)	$(34)	$(11)

 Comparison of three and nine months ended May 31, 2011 to 2010

The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2011 and 2010 were primarily due to legal and administrative start up costs incurred by the joint ventures.

Income from Continuing Operations

	Three months ended May 31,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations	$16,365	$4,317	35.8%	$12,048

	Nine months ended May 31,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations	$49,221	$13,031	36.0%	$36,190

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

	Three months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Income (loss) from discontinued operations, net of tax	$(75)	$(71)	$(4)

	Nine months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Income (loss) from discontinued operations, net of tax	$(161)	$(201)	$40

Comparison of three and nine months ended May 31, 2011 to 2010

For the third quarter and first nine months of fiscal year 2011, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.  The increase in the loss from discontinued operations for both the third quarter and the nine month period is related to the accrual of a contingent rental expense.  The lease commitment and all related discontinued operations are expected to end as of August 31, 2011.

Net Loss Attributable to Noncontrolling Interest

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Three months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Net income (loss) attributable to noncontrolling interests	$—	$20	$(20)

	Nine months ended May 31,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Net income (loss) attributable to noncontrolling interests	$—	$132	$(132)

Comparison of three and nine months ended May 31, 2011 to 2010

For the third quarter and first nine months of fiscal year 2011, the decrease in the loss attributable to noncontrolling interest compared to the prior-year periods was due to the Company's acquiring the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own during the third quarter of fiscal year 2010.  The Company now owns 100% of all of the consolidated subsidiaries of the Company and now records 100% of its subsidiaries’ income or loss.

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

	May 31,
	2011	2010
Cash and cash equivalents	$65,846	$55,091

The Company’s cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31,
	2011	2010
Cash flows provided by continuing operating activities	$38,674	$50,981
Cash flows provided by discontinued operations	108	142
Cash flows used in investing activities	(27,367)	(42,310)
Cash flows provided by (used in) financing activities	(17,583)	2,706
Effect of exchange rates	(1,332)	(621)
Net increase (decrease) in cash and cash equivalents	$(7,500)	$10,898

Operating activities provided cash for both periods presented.  Net income increased by approximately $12.9 million to $49.1 million in the first nine months of fiscal year 2011, compared to $36.2 million in the first nine months of fiscal year 2010.  Net income for the first nine months of fiscal year 2011  included approximately $17.7 million in net non-cash related expenses and income consisting of depreciation, gain on the sale of assets, deferred income taxes, stock-based compensation expense and other non-cash operating activities of approximately $13.7 million, ($950,000), $2.9 million, $3.1 million and ($672,000), respectively.  In the first nine months of fiscal year 2011, net cash provided by continuing operating activities included cash use of approximately $36.5 million to increase inventories to open the Arroyo Hondo, Dominican Republic warehouse club and meet higher sales demand.  Changes in operating assets and liabilities excluding inventory provided approximately $8.1 million of cash in the first nine months of fiscal year 2011.  Cash provided by operating activities during the first nine months of fiscal year 2010 resulted primarily from the increase in net income of approximately $3.9 million to $36.2 million.  Net income included approximately $16.6 million in net non-cash related expenses.  This was principally comprised of depreciation, deferred income taxes, stock-based compensation expense and other non-cash operating activities for approximately $11.2 million, $2.3 million, $2.8 million and $267,000, respectively.  In the first nine months of fiscal year 2010, net cash provided by continuing operating activities included cash use of approximately $17.2 million to open the San Fernando warehouse club and to increase inventories to meet higher sales demand.  Changes in operating assets and liabilities excluding inventory provided cash of approximately $15.4 million in the first nine months of fiscal year 2010.

Cash used in investing activities for the first nine months of fiscal year 2011 consisted primarily of additions to property and equipment for approximately $34.8 million offset by proceeds on the sale of land in Panama for approximately $7.4 million.  The Company acquired approximately 210,000 square feet of land in Barranquilla, Colombia for the equivalent of approximately U.S. $6.5 million in November 2010.  The Company is currently constructing on this site a new membership warehouse club, expected to open during early August 2011. Construction costs of approximately $7.7 million have been recorded.  The Company initially paid approximately $4.3 million in November 2010 and, upon the completion of certain improvements, the Company made the final payment of approximately $2.2 million.  The Company also used approximately $779,000 for land improvements at its Arroyo Hondo, Dominican Republic warehouse club.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Cash used for construction costs within these two segments for the nine months ended May 31, 2011 was approximately $364,000 and $1.1 million, respectively.  The Company continued its expansion of the Miami warehouse, using approximately $2.6 million of cash during the first nine months of fiscal year 2011.  In addition, the Company continued to acquire fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices in Latin America, the Caribbean and the United States.  The Company acquired fixtures and equipment for approximately $5.5 million, $7.8 million and $527,000, respectively, in these segments for the nine months ended May 31, 2011.  The Company acquired approximately $1.4 million of software and computer hardware during the nine months ended May 31, 2011.  In the first nine months of fiscal year 2010, investing activities for the Company consisted primarily of additions to property and equipment for approximately $38.2 million.  The Company acquired additional land in the Dominican Republic for approximately $6.7 million.  The Company continued with the development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean.  Cash used in construction within the Latin America and Caribbean segments for the first nine months of fiscal year 2010 were approximately $8.6 million and $15.1 million, respectively.  Fixtures and equipment expenditures within the Latin America, Caribbean and U.S. segments for the first nine months of fiscal year 2010 were $5.1 million, $1.4 million and $197,000, respectively.  The Company utilized approximately $995,000 for the acquisition of software and computer hardware in the first nine months of fiscal year 2010.  In addition the Company invested an additional $433,000 in the Panama joint venture and used approximately $3.8 million for the acquisition of the remaining 5% noncontrolling interest of the Trinidad subsidiary, bringing its total ownership of the subsidiary to 100%.  The Company plans to spend approximately an additional $9.0 million for additions to property and equipment during the remaining three months of fiscal year 2011.

Net cash used by financing activities for the first nine months of fiscal year 2011 were primarily the result of:

•
payments on existing bank loans of $32.2 million and $14.9 million of cash used to establish certificates of deposit as collateral for loans, offset by new bank loan borrowing of $40.1 million, for a net effect of $7.0 million of cash use;

•
the payment of dividends to stockholders in February 2011 of approximately $9.0 million.  The Company will pay out the second portion of this dividend declaration in the amount of approximately $9.0 million on August 31, 2011; and

•	the purchase of treasury stock related to the vesting of stock grants for approximately $2.6 million.

    This cash use was offset by proceeds from the exercise of stock options and the tax benefit related to stock-based compensation of approximately $1.0 million.

Net cash provided by financing activities for the first nine months of fiscal year 2010 was primarily as a result of:

•
obtaining new bank loans of $35.5 million offset by payments of $19.1 million on existing bank loans and cash used to establish a certificate of deposit for approximately $6.0 million, for a net effect of $10.3 million of cash provided;

•	proceeds from the exercise of stock options, which provided an additional $790,000; and
•	proceeds from contributions from shareholders of $396,000.

These proceeds were offset by cash used for a cash payment of dividends to stockholders in February 2010 of approximately $7.4 million and the purchase of treasury stock related to the vesting of stock grants for $1.4 million.

Financing Activities

On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.

On November 25, 2010, the Company's Barbados subsidiary paid off its Barbados local currency loan to Citicorp Merchant Bank Limited for approximately $3.3 million.

On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the six month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five-year period at the option of the Company's Colombia subsidiary.  This loan is secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.  The deposit will earn interest at a rate of six month LIBOR plus 1.6%.  The Company received the first of the two tranches of $8.0 million and made a restricted deposit of $8.0 million during November 2010.

On August 31, 2010, the Company’s Panama subsidiary entered into a five-year loan agreement with Metrobank S.A. for $5.0 million. The loan is denominated in U.S. dollars and has a tiered fixed interest rate of 5.0% in the first year and 5.5% in the second and third years. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement requires monthly principal amortization payments and requires a balloon payment of $2.5 million at the end of the term and includes an option to extend the loan for an additional five years.

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

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate for a term approximately the same as the variable rate loans being hedged.  The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”).  Under the cross-currency interest rate swap agreement, the Company will receive variable interest in U.S. dollars based on the three-month LIBOR rate plus 0.7% on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional of COP 14,136,000,000 for a term of approximately five years.  The first LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank.

The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

	Liability Derivatives
	May 31, 2011		August 31, 2010
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other accrued expenses	$583	Other accrued expenses	$767
Cross currency interest rate swap(2)	Other accrued expenses	161	Other accrued expenses	—
Total derivatives designated as hedging instruments(3)		$744		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $437,000 and $576,000, net of tax, as of May 31, 2011 and August 31, 2010, respectively.

(2)
The effective portion of the cross-currency interest rate swap was recorded as a loss to accumulated other comprehensive loss of $161,000 as of May 31, 2011.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	All derivatives were designated as hedging instruments.

For the respective periods, there were no amounts recorded for gain or (loss) on interest rate swaps or the cross-currency interest rate swap on the consolidated statements of income deemed to be ineffective. The Company recognizes the fair value of  these derivatives in accumulated other comprehensive loss as they are cash flow hedges.

Short-Term Borrowings and Long-Term Debt

As of May 31, 2011 and August 31, 2010, the Company, together with its wholly owned subsidiaries, had approximately $4.6 million and $3.6 million outstanding in short-term borrowings, respectively.

The Company has bank credit agreements that provide for borrowings of up to $28.0 million, a portion of which can be used for letters of credit.  As of May 31, 2011, borrowings and letters of credit outstanding under these facilities totaled approximately $5.0 million, leaving approximately $23.0 million available for borrowing.  As of August 31, 2010, borrowings and letters of credit totaling approximately $4.0 million were outstanding on $27.9 million of bank credit agreements, leaving approximately $23.9 million available for borrowing.

As of May 31, 2011 and August 31, 2010, the Company, together with its majority or wholly owned subsidiaries, had $67.8 million and $60.7 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans for approximately $15.8 million, offset by normally scheduled payments of principal for approximately $8.7 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $93.2 million and $87.4 million as of May 31, 2011 and August 31, 2010, respectively.

As of May 31, 2011 and August 31, 2010, approximately $46.2 million and $36.7 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of May 31, 2011 and August 31, 2010, the Company was in compliance with respect to these covenants.

Contractual Obligations

As of May 31, 2011, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):
	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$11,763	$20,997	$44,911	$3,863	$81,534
Operating leases(2)(3)	6,655	13,875	13,470	45,139	79,139
Additional capital contribution commitments to joint ventures(4)	3,663	—	—	—	3,663
Data recovery services(5)	224	170	—	—	394
Distribution center services(6)	73	—	—	—	73
Total	$22,378	$35,042	$58,381	$49,002	$164,803

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of May 31, 2011 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross currency interest rate swap, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)
Amounts shown exclude future operating lease payments due for the closed warehouse club in Guam.  The projected minimum payments excluded for Guam are approximately $247,000; projected sublease income for this location is approximately $300,000, yielding no net projected obligation.

(3)	Operating lease obligations have been reduced by approximately $305,000 to reflect the amounts net of sublease income.
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

Income Taxes:  A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.  As of May 31, 2011, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2011 of approximately $28.8 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. Conversely, due to their shorter recovery period and limitations applicable under Section 383 of the Internal Revenue Code regarding changes of ownership, the Company has maintained valuation allowances on U.S. foreign tax credits (generated before the date of the deemed ownership change) and all capital loss carry-forwards.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  As of May 31, 2011, the Company has classified uncertain income tax liabilities as $3.1 million in long-term income taxes payable and $407,000 in short-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of May 31, 2011, the Company expects to pay these short-term liabilities in the following 12 months.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2011.

Recent Accounting Pronouncements

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC 820

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC 310

In February 2011 the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarter of fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 805

In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarter of fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

FASB ASC 810

In January 2010, the FASB issued a clarification of scope with regard to accounting for noncontrolling interest in consolidation.  The Company adopted the original guidance as of the beginning of its annual reporting period beginning on September 1, 2009 (fiscal year 2010) and for all subsequent interim and annual periods.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial position or results of operations.  In May 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.  The Company recorded the change in the ownership interest as an equity transaction, adjusting additional paid-in capital for the difference between the fair value of consideration paid less the book value of the noncontrolling interest. (See Note 11 - Acquisition of Noncontrolling Interest.)

FASB ASC 810

In December 2009, the FASB amended guidance and implemented changes regarding how the process by which a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design, and the reporting entity's ability to direct the activities that most significantly impact the other entity’s economic performance.  The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company was required to adopt this guidance as of the beginning of its first annual reporting period that began after November 15, 2009, which is fiscal year 2011 for the Company.   The adoption of the standard did not have a material effect on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, primarily through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of May 31, 2011, the Company had a total of 28 consolidated warehouse clubs operating in 11 foreign countries and one U.S. territory, 21 of which operate under currencies other than the U.S. dollar. For the nine months ended May 31, 2011 and 2010, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue. For example, during fiscal years 2009 and 2008, the currencies in Guatemala and Jamaica experienced an 11% and a 23% devaluation, respectively. However, this devaluation trend was reversed in fiscal year 2010, as currencies in Costa Rica, Jamaica, and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies, respectively, between the end of fiscal year 2009 and the end of fiscal year 2010.  For the nine months ended May 31, 2011, the currencies in Costa Rica and Guatemala continued to experience 1% and 3% strengthening of their currencies, respectively.  For the nine months ended May 31, 2011 currencies in Dominican Republic, Trinidad and Nicaragua experienced a 3%, 1% and 4% devaluation, respectively.  There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Foreign exchange transaction gains/(losses), which are included as a part of the costs of goods sold and other income (expense) in the consolidated statement of income, were approximately $940,000 and $1.5 million for the nine months ended May 31, 2011 and 2010, respectively.  Translation adjustment gains/(losses) from the Company’s subsidiaries and investment in unconsolidated entities that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately ($396,000) and $265,000 for the nine months ended May 31, 2011 and 2010, respectively.  For the nine months ended May 31, 2011 and 2010, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately ($23,000) and $13,000, net of tax, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of May 31, 2011:

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

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibits 31.1 and 31.2 to this report.

 PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010 with the exception of the item listed below.

A few of the Company's stockholders own approximately 33% of the Company's voting stock as of May 31, 2011, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price and his late father Sol Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 33% of the Company’s outstanding shares of common stock. The percentage of stock controlled by these entities decreased from 39% to 33% during the first nine months of fiscal 2011 as a result of various public and private sales of the Company's stock by these stockholders.  As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended May 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
March 1, 2011 – March 31, 2011	2,599	$34.65	—	$—
April 1, 2011 – April 30, 2011	—	—	—	—
May 1, 2011 – May 31, 2011	—	—	—	—
Total	2,599	$34.65	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	First Amendment to Employment Agreement between the Company and John Heffner, dated April 1, 2011.

10.2*	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated April 1, 2011.

10.3*	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated April 1, 2011.

10.4*	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.5*	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.6*	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.7*	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.8*	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2011.

10.9*	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin, dated April 1, 2011.

10.10*	Twenty-Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated April 1, 2011.

10.11	Loan agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: July 8, 2011	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: July 8, 2011	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)