Form 10-K
period 2011-08-31
PRICESMART INC
filed 2011-11-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $375,639,815, based on the last reported sale price of $35.59 per share on the NASDAQ Global Select Market on February 28, 2011.

As of November 1, 2011, 29,900,030 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2011 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2012 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2011

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation, as of August 31, 2011 and 2010, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

	Number of Warehouse Clubs in Operation
Country/Territory	As of August 31, 2011	As of August 31 2010	Ownership (as of August 31, 2011)	Basis of Presentation
Colombia	1	—	100%	Consolidated
Panama	4	4	100%	Consolidated
Costa Rica	5	5	100%	Consolidated
Dominican Republic	3	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	4	4	100%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	29	27

     During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March, 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club. During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to January, 2012. In the event the conditions are timely fulfilled, the Company plans to also acquire this site to construct and operate upon it an additional new warehouse club. While it is currently unknown whether the north Cali conditions will be met in a timely manner, the Company currently anticipates that the south Cali site will be acquired by the Company in December 2011 and that a new warehouse club will open on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

During fiscal year 2010, the Company completed construction of a new Panama warehouse club ("Brisas").  The Company closed another Panama warehouse club ("Los Pueblos") and relocated its operations to this new site.  The Company subsequently sold the land and building that previously housed the Los Pueblos warehouse club.  The Company completed construction of and opened, a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.

As of August 31, 2011, the total number of warehouse clubs in operation was 29 operating in 12 countries and one U.S. territory, in comparison to 27 warehouse clubs operating in 11 countries and one U.S. territory as of August 31, 2010. The average age of the 29 warehouse clubs in operation was 107 months as of August 31, 2011 and the average age of the 27 warehouse clubs in operation was 102 months as of August 31, 2010.

In addition to the warehouse clubs operated directly by the Company there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee, until this agreement was terminated on August 9, 2011 in connection with the termination of the Company's lease of its former warehouse club located in Guam.  As a result, the Company will no longer receive royalty fees and now has no third party licensing agreements.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through wholly owned subsidiaries operating in Latin America and the Caribbean using the trade name “PriceSmart.” The warehouse clubs sell basic high quality consumer goods at low prices to individuals and businesses. Sales are typically comprised of approximately 49% U.S. and other internationally sourced merchandise and approximately 51% locally sourced merchandise. By offering low prices on high quality brand name and private label merchandise to its members, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

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

The typical no-frills warehouse club-type buildings range in size from 48,000 to 84,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products.  Ancillary services include food courts, tire centers, and photo centers.  Substantially all shoppers pay an annual membership fee.

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

The Company recognizes membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $11.4 million and $9.7 million as of August 31, 2011 and 2010, respectively.  PriceSmart's membership agreements contain an explicit right to refund the remaining portion of the annual fee if its customers are dissatisfied with their membership.  The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

The Company focuses its management attention on improving the operations of its current locations and believes that its existing sites provide the opportunity for improved sales and profitability.  However, the Company continues to evaluate potential options for new sites in the countries in which it has already established a strong market presence and in Colombia.  During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March, 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club. During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to January, 2012. In the event the conditions are timely fulfilled, the Company plans to also acquire this site to construct and operate upon it an additional new warehouse club. While it is currently unknown whether the north Cali conditions will be met in a timely manner, the Company currently anticipates that the south Cali site will be acquired by the Company in December 2011 and that a new warehouse club will open on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

Intellectual Property Rights

 It is the Company's policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. In addition, the Company relies on copyright and trade secret laws to protect its proprietary rights. The Company attempts to protect its trade secrets and other proprietary information through agreements with its employees, consultants and suppliers and other similar measures. There can be no assurance, however, that the Company will be successful in protecting its proprietary rights. While management believes that the Company's trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make the Company's future success dependent principally upon its employees' technical competence and creative skills for continuing innovation.

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

Competition

The Company’s international merchandising business competes with a wide range of international, regional, national and local retailers and wholesalers.  The Company’s industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service.  Some of the Company’s competitors may have greater resources, buying power and name recognition.  In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.  The Company might be required to implement price reductions in order to remain competitive if any of the Company’s competitors reduce prices in any of the Company’s markets.

Employees

As of August 31, 2011, the Company and its consolidated subsidiaries had a total of 5,455 employees. Approximately 95% of the Company's employees were employed outside of the United States.

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

Other Information

     PriceSmart, Inc. was incorporated in the State of Delaware in 1994.  The Company’s principal executive offices are located at 9740 Scranton Road, San Diego, California 92121.  The Company’s telephone number is (858) 404-8800.  The Company’s website home page on the Internet is www.pricesmart.com.  The Company makes its website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as the Company’s other public filings with the U.S. Securities and Exchange Commission.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total sales. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) greater difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts, and the general level of crime or concern over security; (vi) product registration, permitting and regulatory compliance; (vii) volatility in foreign currency exchange rates; and (viii) general political as well as economic and business conditions.  For example, during fiscal year 2009, Honduras experienced a period of political unrest resulting in street demonstrations and government mandated curfews that caused the Company’s Honduras operations to experience some disruption, with store hours being reduced consistent with the curfews.  Similar circumstances may arise elsewhere and result in disruption of the Company’s sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on the Company's business and results of operations.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2011, the Company had in operation 29 warehouse clubs in 12 countries and one U.S. territory (five in Costa Rica; four each in Panama and Trinidad; three each in Guatemala and in the Dominican Republic; two each in El Salvador and Honduras; and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  The Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional or expanded facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or failure to retain effective personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces significant competition. The Company's international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition.  In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators. However it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer. The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.  The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs.  While the Company continues to increase warehouse sales in its existing locations (so-called "comparable warehouse club sales") there can be no assurance that the rate of growth in those existing locations will continue at the rate experienced in the past due to, among other things, the physical limitations of the warehouse clubs, the amount of merchandise that can be safely stored and displayed in the warehouse clubs, and the number of members that can be accomodated during business hours.  As a result, future sales growth for the Company may require that additional warehouse clubs be operated.  The availablity of land for purchase or buildings to be leased, in the size, locations, and costs that would be suitable for new PriceSmart warehouse clubs may not be easily obtained or financially feasible.  Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by the Company could have a material adverse effect on the future growth of the Company.

The Company faces difficulties in the shipment of, and inherent risks in the acquisition and importation of, merchandise to its warehouse clubs. The Company's warehouse clubs typically import nearly half or more of the merchandise that they sell, which originates from various countries and is transported over long distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or may affect the type of products it selects to import. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business, financial condition and results of operations.  In addition, the Company acquires merchandise sold within its warehouse clubs from a number of suppliers, including large multi-national suppliers who sometimes also operate through local subsidiaries and distributors.  The manner in which the Company acquires merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond the control of the Company. Significant changes or disruptions in how the Company acquires merchandise from these suppliers could negatively affect the Company's access to such merchandise, as well as the cost of merchandise to the Company and hence its members, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is exposed to weather and other natural disaster risks. The Company's operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, destruction of, or temporary closure of, the Company's warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Similar risks could negatively affect the Company’s business if they were to impact any of various points on its international merchandise distribution chain, such as distribution centers or ports of origin or destination. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

A few of the Company's stockholders own approximately 31.9% of the Company's voting stock as of August 31, 2011, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price and his late father Sol Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 31.9% of the Company’s outstanding shares of common stock. The percentage of stock controlled by these entities decreased from 39% to 31.9% during fiscal year 2011 as a result of various public and private sales of the Company's stock by these stockholders.  As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company conducts operations in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2011, the Company had a total of 29 warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For fiscal year 2011, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

    During fiscal year 2011, local currencies in PriceSmart markets have generally declined relative to the dollar, but the Barbados dollar and Guatemalan quetzale have appreciated relative to the U.S. dollar on a year-over-year basis recently which has had a positive impact on sales. During the first quarter of fiscal year 2010 recent concerns about European debt has caused instability in the financial markets and a devaluation of many of the currencies in which the Company operates relative to the U.S. dollar, most notably the Colombian peso. Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.

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

Write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2011, the Company had goodwill of approximately $37.4 million. The Company performed its impairment test on goodwill as of August 31, 2010.  The Company reviewed reported goodwill at the entity level for fiscal year 2011 and found no significant change in those reporting units' assets and liabilities since fiscal year 2010; with each reporting unit's fair value determination substantially exceeding its carrying amount in fiscal year 2010.  The Company determined that it is not more likely than not that the fair value of each individual reporting unit is less than its carrying amount, and performance of the two-step impairment test is unnecessary for fiscal year 2011.  No impairment losses were recorded in fiscal year 2011 and 2010. In the future, the Company will perform similar reviews for reporting entities where goodwill has been recorded.  If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

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

Any failure to effectively implement new or improved internal controls, to resolve difficulties encountered in their implementation or remediate identified material weaknesses, could harm the Company's operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company's internal controls over financial reporting or the Company's independent auditors providing an adverse opinion regarding their attestation of the effectiveness of the Company’s internal controls over financial reporting. Any such result could cause investors to lose confidence in the Company's reported financial information, which could have a material adverse effect on the Company's stock price.

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company will make available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2011 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2011, PriceSmart operated 29 membership warehouse clubs.

Number of warehouse clubs	Own land and building	Lease land and/or building
LATIN AMERICA
Colombia(1)	1	—
Panama	3	1
Guatemala	1	2
Costa Rica	5	—
El Salvador	2	—
Honduras	1	1
Nicaragua	1	—
CARIBBEAN
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	22	7

(1)
In November 2010, the Company, through its Colombian subsidiary, acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately U.S. $6.5 million as of the acquisition date).  The Company constructed a new membership warehouse club on this site, which opened on August 19, 2011.  During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March, 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club. During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to January, 2012. In the event the conditions are timely fulfilled, the Company plans to also acquire this site to construct and operate upon it an additional new warehouse club. While it is currently unknown whether the north Cali conditions will be met in a timely manner, the Company currently anticipates that the south Cali site will be acquired by the Company in December 2011 and that a new warehouse club will open on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

As of August 31, 2011, the Company’s warehouse clubs occupied a total of approximately 1,932,612 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras(1)	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2013	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2012	none
San Diego, CA(2)	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL(3)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years

(1)	On July 1, 2011, the Company added to its existing lease for the warehouse club located in Tegucigalpa, Honduras, approximately 29,760 square feet of parking space.
(2)	On April 27, 2011, the Company executed a second amendment to include an additional space of 4,325 square feet at its corporate headquarters.
(3)
On July 27, 2010, in order to consolidate Miami facilities, the Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space.  During June 2011, the Company began to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities.

Item 3. Legal Proceedings

  We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. (Removed and reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2011, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K, because of material weaknesses in the Company’s internal control over financial reporting with respect to two areas that resulted in correcting entries in the current period as described in the Notes to Consolidated Financial Statements (Note 1 - Company Overview and Basis of Presentation).  A material weakness is a control deficiency that could result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

    (b) Management’s report on internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as August 31, 2011, the end of its most recent fiscal year, because of material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that two material weaknesses existed in our internal control over financial reporting.  First, inadequate review of system configuration with respect to the translation from foreign currencies to U.S dollars of fixed assets and depreciation could result in material errors in calculating depreciation.  Management identified immaterial errors resulting from this control deficiency, which resulted in a correcting $2.3 million charge to depreciation expense with a corresponding increase to accumulated depreciation, and in reclassification of balance sheet items, which increased accumulated depreciation by approximately $4.9 million and accumulated other comprehensive income by the same amount in the current fiscal year and period ended August 31, 2011.  Second, inadequate review of the reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to tax returns could result in material errors in calculating tax expense.  Management identified immaterial errors resulting from this control deficiency, which resulted in a correcting $3.1 million reduction in tax expense in the current fiscal year.  The Company’s management has developed plans to mitigate the above material weaknesses by the end of the first fiscal quarter of fiscal year 2012.  Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in this 2011 Form 10-K fairly present, in all material respects, PriceSmart, Inc.'s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and the identified material weaknesses as of August 31, 2011, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses with respect to the translation from foreign currency to US dollars of fixed assets and depreciation and inadequate review of the reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to tax returns. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PriceSmart, Inc. as of August 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2011. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated November 9, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, PriceSmart, Inc., has not maintained effective internal control over financial reporting as of August 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of PriceSmart, Inc. and our report dated November 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
November 9, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

PriceSmart has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at http://pricesmart.com/Investor/Corporate-Governance/Conduct.aspx. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of ethics within four business days following the date of such amendment or waiver.

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

10.2(b)(48)	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.2(d)(53)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(e)(55)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(3)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(4)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(5)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(6)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(6)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(7)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(7)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(8)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(9)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(10)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(46)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(37)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(40)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(42)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(47)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(44)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(50)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(48)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(51)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(52)**	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(53)**	Twenty Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(56)**	Twenty Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(57)**	Twenty Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(60)**	Twenty Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(61)**	Twenty Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(62)**	Twenty Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.4(a)(61)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(62)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.5(12)	Form of Indemnity Agreement.

10.8(a)(16)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(10)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(38)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(52)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(53)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(54)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(57)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(57)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(58)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(61)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(62)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(62)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(52)	Letter Agreement between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited dated November 20, 2008.

10.10(b)(56)	Line of Credit Agreement between PriceSmart and Bacbamer dated October 14, 2009.

10.11(52)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(52)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(37)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.29(e)(41)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.29(f)(42)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.29(g)(44)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.29(h)(48)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.29(i)(52)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.29(j)(53)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.29(k)(57)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.29(l)(61)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.29(m)(62)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(10)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(38)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.30(g)(42)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.30(h)(44)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.30(i)(45)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.30(j)(48)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.30(k)(49)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.30(l)(52)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.30(m)(53)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.30(n)(54)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.30(o)(54)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.30(p)(57)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.30(q)(57)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.30(r)(58)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.30(s)(61)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.30(t)(62)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.30(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.44(a)(8)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(10)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(10)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(i)(38)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.44(j)(42)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.44(k)(44)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.44(l)(45)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.44(m)(48)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.44(n)(49)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.44(o)(52)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.44(p)(53)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.44(q)(54)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.44(r)(57)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.44(s)(58)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.44(t)(61)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.44(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.44(v)(62)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(35)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(35)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(40)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(42)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(47)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(44)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)(50)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)(50)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.54(i)(48)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.54(j)(51)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.54(k)(52)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.54(l)(53)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.54(m)(56)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.54(n)(57)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.54(o)*	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.54(p)(60)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.54(q)(61)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.54(r)(62)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.71(a)(48)	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.71(b)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.71(c)(48)	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

10.71(d)(56)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.71(e)(57)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.71(f)(58)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.71(g)(58)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.71(h)(59)	Commercial Mortgage Loan Agreement dated August 31, 2010 between PriceSmart Panama, S.A. and Metrobank, S.A.

10.71(i)(60)	Loan Agreement between PriceSmart Colombia, S.A.S. and Citibank, N.A., dated as of November 1, 2010.

10.71(j)(60)	Deposit Agreement between PriceSmart, Inc. and Citibank, N.A., New York, dated as of November 24, 2010.

10.71(k)(60)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.71(l)(60)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.71(m)(60)**	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.71(n)(62)**	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.72(a)(43)**	Restricted Stock Award Agreement between the Company and Jose Luis Laparte dated December 7, 2006.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2011.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)        Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.

(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.
(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.
(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.
(51)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.
(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.
(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.
(55)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.
(56)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.
(57)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(58)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.
(59)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.
(60)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.
(61)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.
(62)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended August 31, 2011.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the consolidated financial statements of PriceSmart, Inc. as of August 31, 2011 and 2010, and for each of the three years in the period ended August 31, 2011, and have issued our report thereon dated November 9, 2011. Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
November 9, 2011

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2009	$11	$44	$(45)	$10
Year ended August 31, 2010	$10	$46	$(41)	$15
Year ended August 31, 2011	$15	$(12)	$2	$5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2011	PRICESMART, INC.

	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer	November 9, 2011
Jose Luis Laparte	and President
(Principal Executive Officer)

/s/ JOHN M. HEFFNER	Executive Vice President and Chief	November 9, 2011
John M. Heffner	Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ ROBERT E. PRICE	Chairman of the Board	November 9, 2011
Robert E. Price

	Director	November 9, 2011
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	November 9, 2011
Katherine L. Hensley

/s/ LEON C. JANKS	Director	November 9, 2011
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	November 9, 2011
Lawrence B. Krause

/s/ KEENE WOLCOTT	Director	November 9, 2011
Keene Wolcott

	Director	November 9, 2011
Edgar Zurcher

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
AUGUST 31, 2011

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

	Years Ended August 31,
	2011	2010	2009	2008	2007
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:

Net warehouse club sales	$1,675,247	$1,365,801	$1,224,331	$1,097,510	$869,102
Export sales	8,831	4,139	3,679	1,498	1,016
Membership income	22,817	19,742	17,903	16,042	13,857
Other income	7,352	6,209	5,715	4,826	4,826
Total revenues	1,714,247	1,395,891	1,251,628	1,119,876	888,801
Total cost of goods sold	1,430,704	1,160,264	1,048,039	933,714	738,279
Total selling, general and administrative	191,255	159,593	145,839	134,214	115,123
Preopening expenses	1,408	1,123	515	1,010	373
Asset impairment and closure costs (gains)	—	18	(249)	1,142	1,550
Provision for settlement of pending litigation	—	—	—	1,370	5,500
Operating income	90,880	74,893	57,484	48,426	27,976
Total other income (expense)(1)	(1,524)	(2,653)	(1,782)	(598)	523
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	89,356	72,240	55,702	47,828	28,499
Provision for income taxes	(27,468)	(22,787)	(13,069)	(9,124)	(12,337)
Losses of unconsolidated affiliates(2)	(52)	(22)	(21)	—	(2,903)
Net income attributable to noncontrolling interests	—	(132)	(265)	(494)	(476)
Net income from continuing operations attributable to PriceSmart	61,836	49,299	42,347	38,210	12,783
Discontinued operations income (loss), net of tax	(86)	16	(28)	(104)	143
Net income attributable to PriceSmart	$61,750	$49,315	$42,319	$38,106	$12,926
INCOME PER COMMON SHARE -BASIC:(3)
Income from continuing operations attributable to PriceSmart	$2.07	$1.66	$1.43	$1.30	$0.44
Discontinued operations, net of tax	$—	$—	$—	$—	$0.01
Basic net income per common share attributable to PriceSmart	$2.07	$1.66	$1.43	$1.30	$0.45
INCOME PER COMMON SHARE -DILUTED:(3)
Income from continuing operations attributable to PriceSmart	$2.07	$1.65	$1.43	$1.29	$0.44
Discontinued operations, net of tax	$—	$—	$—	$—	$0.01
Diluted net income per common share attributable to PriceSmart	$2.07	$1.65	$1.43	$1.29	$0.45
Weighted average common shares - basic	29,441	29,254	28,959	28,860	28,534
Weighted average common shares - diluted	29,450	29,279	29,057	28,996	28,685

PRICESMART, INC.

SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2011	2010	2009	2008	2007
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$76,817	$73,346	$44,193	$48,121	$32,065
Short-term restricted cash	1,240	1,240	10	536	8,046
Total assets	664,328	572,565	487,373	451,412	395,419
Long-term debt(4)	60,451	53,005	37,120	23,028	8,008
Total PriceSmart stockholders’ equity	375,838	336,043	300,398	274,506	245,316
Dividends paid on common stock(5)	$17,934	$14,895	$19,551	$9,463	$4,659

(1)	Net interest and other income (expense) includes interest income and expense and gains and losses on disposal of assets.
(2)	Includes impairment charges of $2.6 million in fiscal year 2007.
(3)
Effective September 1, 2009 (fiscal year 2010), the Company adopted Financial Accounting Standards Board guidance that addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  This guidance was applied retrospectively to all periods presented.  In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  The prior method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $1.45, $1.30 and $0.44 for the fiscal years 2009, 2008 and 2007 respectively.

(4)	Long-term debt, net of current portion.
(5)	On January 19, 2011, January 27, 2010, January 29, 2009, January 24, 2008 and February 7, 2007, the Company declared a cash dividend on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; a few of the Company's stockholders own nearly 31.9% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2010 filed pursuant to the Securities Exchange Act of 1934.

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2011, 2010 and 2009 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of August 31, 2011 and 2010, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of August 31, 2011)	Number of Warehouse Clubs in Operation (as of August 31, 2010)	Ownership (as of August 31, 2011)	Basis of Presentation
Colombia	1	—	100%	Consolidated
Panama	4	4	100%	Consolidated
Costa Rica	5	5	100%	Consolidated
Dominican Republic	3	2	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	4	4	100%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	29	27

During fiscal year 2010, the Company completed construction of a new Panama warehouse club ("Brisas").  The Company closed another Panama warehouse club ("Los Pueblos") and relocated its operations to this new site.  The Company subsequently sold the land and building that previously housed the Los Pueblos warehouse club.  The Company completed construction of and opened, a new warehouse club in Trinidad ("San Fernando") in April 2010, bringing the number of warehouse clubs in Trinidad to four.  Also during fiscal year 2010 the Company constructed a new warehouse club in Santo Domingo, Dominican Republic ("Arroyo Hondo") which was acquired in December 2009.  The Company opened this new warehouse club on November 5, 2010.  It is the Company's second warehouse club in Santo Domingo and the third in the Domincan Republic.

In November 2010, the Company through its Colombian subsidiary acquired land in Barranquilla, Colombia and constructed a new membership warehouse club on this site that opened on August 19, 2011.

    At the end of August 2011, the Company had 29 warehouse clubs operating in 12 countries and one U.S. territory, in comparison to 27 warehouse clubs operating in 11 countries and one U.S. territory at the end of August 2010. The average age of the 29 warehouse clubs in operation was 107 months as of the end of August 31, 2011 and the average age of the 27 warehouse clubs included in operation was 102 months as of August 31, 2010.

During the third quarter of fiscal year 2010, the Company purchased the remaining 5% noncontrolling interest of its Trinidad subsidiary.

In addition to the warehouse clubs operated directly by the Company, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee.  This agreement was terminated on August 9, 2011 in connection with the Company's termination of its lease of its former warehouse club located in Guam.  As a result, the Company will no longer receive royalty fees and now has no third party licensing agreements.

In general, the Company’s earnings improve, and cash flows from operations increase, as sales increase.  Although the Company’s cost of goods sold is largely variable with sales, a portion of the Company’s selling, general and administrative expenses rise relatively slowly in relation to sales increases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Looking forward to the next several quarters, the following items are likely to have an impact on business and the results of operations:

General Economic Factors

As the U.S. economy provides mixed signals about whether a modest recovery is taking hold or whether another slow-down may occur (the so-called “double dip”), the Company continues to watch for signs as to what effect this may have in its markets.  The recession experienced in the U.S. in calendar year 2009 appeared to have had less effect on the Company’s markets, particularly Central America, than past U.S. recessions.  While there has been no specific indication of a change in the moderate economic growth of the past two years within most of the Company’s markets, the Company will continue to monitor the situation as a slow-down in the U.S. economy could have a negative impact on future sales growth.  Further, world economic events, such as the concerns over European debt, can have an impact on financial markets, which in turn can affect exchange rates of currencies compared to the U.S. dollar in the Company’s markets and also the interest rates paid by the Company on some of its long-term debt.

The Company continues to be concerned about the increasing price of oil and certain commodities that could have a negative effect on the Company’s operating costs and sales.  Higher oil prices can negatively impact the economic growth of the countries in which the Company operates, thereby reducing the buying power of our members.  Higher oil prices can also increase the Company’s operating costs, particularly utilities and distribution expenses.  Inflationary pressures on various commodities may also impact consumer spending.  The Company takes steps to buy competitively from its suppliers, but will pass through higher costs for items through increased pricing when necessary although, depending on the magnitude of the change, at a reduced gross margin percentage of sales.  Due to many factors, including the broad array of merchandise offered in our warehouse clubs, the changing mix of items between imported versus locally sourced, and the Company’s ongoing efforts to reduce prices through operational efficiencies, the Company believes that the current impact of inflation, if any, on the Company’s reported sales growth is small, but has determined that this is not quantifiable with any certainty.

In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition.  Further, it is possible that current U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products which the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency.  These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore and the value of items shipped from the U.S. to the Company’s foreign markets.  The gain or loss associated with this revaluation, net of reserves, is recorded in net warehouse sales cost of goods sold.  Approximately 49% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies.  During fiscal year 2011, local currencies in PriceSmart markets have generally declined relative to the dollar, but the Barbados dollar, Colombian peso and Guatemalan quetzale have all appreciated relative to the U.S. dollar on a year-over-year basis recently which has had a positive impact on sales.  The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; and (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency.  The Company has local currency-denominated long-term loans in Honduras and Guatemala; and has a cross-currency interest rate swap in Colombia.  At the start of fiscal year 2012, recent concerns about European debt has caused instability in the financial markets and a devaluation of many of the currencies in which the Company operates relative to the U.S. dollar, most notably the Colombian peso.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Current and Future Management Actions

In general, the Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase and the Company increases its purchases of products, the Company can obtain better pricing from its suppliers.   Higher volumes also provide increased operating efficiencies in the distribution operation as fixed costs are spread over this increased volume, with a resulting reduction in per unit distribution costs. Further, with increased sales, the Company can leverage its selling, general and administrative expenses which rise relatively slowly in relation to sales increases.  All of this, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Reduced pricing also enhances the value of the PriceSmart membership which generates more membership income as new memberships are sold and current members are retained. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also seeks to add additional warehouse clubs where we believe it is accretive to our business and is financially feasible.  In this regard, actions that the Company has taken, or is taking, actions to positively impact warehouse club sales growth and the results of operations include the following:

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and capacity.  For example, during fiscal year 2011, the Company completed the expansion of the bakeries in the Nicaragua and Tegucigalpa, Honduras warehouse clubs.  Also in August of fiscal year 2011, the Company leased space for additional member parking for the warehouse club located in Tegucigalpa, Honduras.  Future plans include the expansion of the Barbados warehouse club sales floor space and the remodel of the fresh food area; the expansion of the overstock freezers in the USVI and Zapote and Escazu, Costa Rica warehouse clubs; and upgrading and remodeling the fresh foods area in multiple warehouse clubs.  The Company expects to invest approximately $4.4 million in expansions, reconfigurations and/or upgrades during fiscal year 2012 and believes that these improvements will provide for more selling space and increased capacity for stocking and displaying merchandise in the Company's warehouse clubs, thereby contributing to an increase in sales.

The Company has also taken steps to increase the capacity and efficiency of its distribution of merchandise from the U.S. to its markets.  The Company renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space. The Company invested approximately $3.5 million to upgrade this space, which was completed in June 2011.  The Company has now consolidated its dry, frozen and refrigerated merchandise distribution facilities. This has increased the capacity of its distribution operation and has also allowed the Company to more efficiently service the PriceSmart warehouse club locations, thereby generating savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to enhance the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

With respect to growing sales by increasing the number of warehouse clubs, the Company has an on-going process to evaluate sites for additional PriceSmart warehouse club locations.  Although a specific target for new warehouse club openings in fiscal year 2012 and beyond has not been set, management believes that there may be opportunities to add locations in certain PriceSmart markets.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010, and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.   During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March, 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club. During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to January, 2012. In the event the conditions are timely fulfilled, the Company plans to also acquire this site to construct and operate upon it an additional new warehouse club. While it is currently unknown whether the north Cali conditions will be met in a timely manner, the Company currently anticipates that the south Cali site will be acquired by the Company in December 2011 and that a new warehouse club will open on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate which occasionally includes developing adjacent land either directly or through joint ventures.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its recently opened Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. In this respect, the Company recently began developing and has executed lease agreements on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Key items for fiscal year 2011 fourth quarter include:

•
Net warehouse club sales increased 22.1% over the same quarter in the prior year, resulting from a 19.3% increase in comparable warehouse club sales (for the 13 weeks ending September 4, 2011) and the addition of two new warehouse clubs:  Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).

•
The Company opened its 29th warehouse club and first in Colombia on August 19, 2011.  Warehouse sales for the 13 days in the quarter and fiscal year contributed 77 basis points of growth in the quarter.

•
Gross profits (net warehouse club sales less associated cost of goods sold) were $64.6 million (14.8% of sales) compared to $55.5 million (15.6% of sales).  The increase in gross profits and decrease in gross margin percentage are consistent with the Company's strategy of lowering prices to enhance value to members and increase sales.

•
Selling, general and administrative expenses, including preopening expenses, grew 26.6% to $53.8 million (12.3% of net warehouse sales) from $42.5 million (11.9% of net warehouse sales) from the same period last year.  The cost associated with Colombia, including the infrastructure established within the country, the pre-opening expenses for the warehouse club, and the initial costs to operate the warehouse club, added $2.1 million in operating expenses (0.5% of net warehouse sales) in the quarter.  Additionally, the Company recorded a charge in the current quarter to increase depreciation expense by $2.5 million in connection with the correction of an error from prior periods associated with the translation of depreciation expense from foreign currencies into U.S. dollars.  (See Notes to Consolidated Financial Statements - Note 1 - Company Overview and Basis of Presentation).

•
Provision for income taxes was $5.4 million for a tax rate of 29.9% of pre-tax income.  The rate in the current quarter was positively impacted by a decrease of $3.1 million in the quarter resulting from a correction of an error identified in the Company's reconciliation of net deferred tax assets associated with operating and capital loss carry-forwards to its tax returns (see Notes to Consolidated Financial Statements - Note 1 - Company Overview and Basis of Presentation).  Without this one-time benefit, the tax rate would have been 47.2% of pre-tax income compared to 30.7% of pre-tax income in the fourth quarter of fiscal year 2010 and a tax rate for the previous nine month period of 31.0%.  The higher rate in the current period (net of the $3.1 milion correction) resulted from (i) a $516,000 undistributed profits tax in Panama for accumulated retained earnings that the Company is not planning to repatriate to the U.S.; (ii) a $217,000 non-cash write-off a deferred tax asset associated with the sale of the Company’s Los Pueblos, Panama, warehouse club site, the gain of which was recognized in the third quarter of fiscal year 2011; (iii) uncertain tax positions of approximately $400,000; and (iv) a taxable loss incurred in the Company’s new Colombia entity associated with start-up costs and investment for which it did not recognize a tax benefit.  A full valuation allowance was recorded against the future tax benefit of those losses at this time.

•	Net income for the quarter was $12.6 million, or $0.42 per diluted share, compared to $13.2 million, or $0.44 per diluted share, in the fourth quarter of fiscal year 2010.

Key items for fiscal year 2011 included:

•
Net warehouse club sales increased 22.7% over the prior year, resulting from a 18.1% increase in comparable warehouse club sales (through the 52 weeks ending September 4, 2011) and the partial year effect of three new warehouse clubs:  San Fernando, Trinidad (April 30, 2010), Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).

•
Membership income for fiscal year 2011 increased 15.6% to $22.8 million as the number of membership accounts grew to 832,500 and the 12-month renewal rate improved to 88% in fiscal year 2011 from 86% in fiscal year 2010.

•	Gross profits (net warehouse club sales less associated cost of goods sold) increased 20.8% over the prior year.

•
Selling, general and administrative expenses improved 27 basis points of net warehouse sales compared to the same twelve-month period last year despite the partial-year incremental costs of three additional warehouse clubs in operation and expenses associated with the Colombia country headquarters.  Additionally, the Company recorded a charge in the current year to increase depreciation expense by $2.3 million in connection with the correction of an error from prior periods associated with the translation of depreciation expense from foreign currencies into U.S. dollars from prior periods.  (See Notes to Consolidated Financial Statements - Note 1 - Company Overview and Basis of Presentation).

•	Operating income for fiscal year 2011 was $90.9 million, an increase of 21.3% over fiscal year 2010.

•
Provision for income taxes was $27.5 million for a tax rate of 30.7% of pre-tax income.  In the same period last year, the income tax provision was $22.8 million, or 31.5% of pre-tax income.  The lower rate in the fiscal year is largely due to a decrease of $3.1 million for the income tax provision resulting from the correction of an error identified in the Company's reconciliation of net deferred tax assets related to Net Operating and Capital Loss Carry-forwards to its tax returns (see Notes to Consolidated Financial Statements - Note 1 - Company of Overview and Basis of Presentation) offset by increases in the income tax provision for (i) an increase in U.S. statutory tax rate from 34% to 35%; (ii) a $516,000 undistributed profits tax in Panama for accumulated retained earnings that the Company is not planning to repatriate to the U.S.; (iii) in fiscal year 2011, the Company accrued $581,000 income tax liability for uncertain tax positions; and (iv) due to a charge to taxes due to a taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit.  A full valuation allowance was recorded against the future tax benefit of losses generated by the Colombia operations which started in fiscal year 2010.

•	Net income attributable to PriceSmart for fiscal year 2011 was $61.8 million, or $2.07 per diluted share, compared to $49.3 million, or $1.65 per diluted share, in fiscal year 2010.

Comparison of Fiscal Year 2011 to 2010 and Fiscal Year 2010 to 2009

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal year ends on August 31.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales
	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount
Net warehouse club sales	$1,675,247	22.7%	$1,365,801	11.6%	$1,224,331

Comparison of 2011 to 2010

Net warehouse club sales grew 22.7% in fiscal year 2011 compared to fiscal year 2010.  The sales growth in the year was predominantly driven by transaction growth of 18.9%.  The average value of each transaction grew 3.1%.    Sales growth was evident across all major merchandise categories.  Changes in currency exchange rates had a net positive effect on sales.  Local currencies in three of the Company’s markets (Jamaica, Costa Rica and Guatemala) appreciated against the U.S. dollar compared to the same period last year, which made the imported merchandise relatively more affordable to our members.  The sales of local merchandise, when translated to U.S. dollars in those markets, also had a favorable impact.  The positive effects of currency appreciation in those markets more than offset the opposite effect in other markets where the local currency declined against the U.S. dollar.

The difference between total net warehouse club sales of 22.7% and the comparable warehouse club sales noted below of 18.1% was predominantly due to the effect of the San Fernando, Trinidad warehouse club which was open for a full year in fiscal year 2011, but only four months in fiscal year 2010; and the second Santo Domingo, Dominican Republic warehouse club which was open for 10 months in fiscal year 2011 but had no sales in fiscal year 2010.  The Barranquilla, Colombia warehouse club was only open for the last 13 days of fiscal year 2011 and had little effect on the consolidated year-over-year growth in net warehouse sales.

Comparison of 2010 to 2009

For fiscal year 2010, the Company’s warehouse club in Alajuela, Costa Rica was in operation for the full 12 months of the year, compared to approximately four months in fiscal year 2009.  In addition, the Company’s warehouse club in San Fernando, Trinidad opened on April 30, 2010 and contributed four full months of sales in fiscal year 2010.  Sales from these additional clubs contributed approximately 390 basis points to the overall sales growth of fiscal year 2010 from fiscal year 2009.  The Company experienced strong sales in a number of merchandise categories during the months of April, May and June of fiscal year 2010 as a result of the World Cup soccer tournament.  In addition, the strength of the Costa Rican currency relative to the U.S. dollar has made the imported merchandise relatively more affordable and contributed to increased demand in the Company’s largest single market.  The Costa Rican colon appreciated approximately 13.6% against the U.S. dollar from the end of fiscal year 2009 to the end of fiscal year 2010.  Sales of non-consumable merchandise continued to show improvement through the fiscal year and ended the year with growth of 11.7% compared to fiscal year 2009.   The Company had experienced negative sales growth in the last two quarters of fiscal year 2009 and the first quarter of fiscal year 2010 compared to the same quarter in the prior year in this merchandise category but saw growth of 8.5%, 16.4% and 27.0% in the second, third, and fourth quarters of fiscal year 2010, respectively, compared to the same quarters in the prior year.  Sales transactions in the year grew 10.2% compared to the prior year and the average dollar value of those transactions increased by 1.3%.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 will not be used in the calculation of comparable warehouse club sales until January 2012.  Similarly, the sales related to the new warehouse club opened in Trinidad on April 30, 2010 was not used in the calculation of comparable warehouse club sales until July 2011 and sales related the new warehouse club opened in Colombia on August 19, 2011 will not be used in the calculation of comparable warehouse club sales until November 2012.

 Comparison of 2011 to 2010

Comparable warehouse club sales for the 52-week period ended September 4, 2011 increased 18.1% compared to the same 52-week period last year.

Comparison of 2010 to 2009

For fiscal year 2010, comparable warehouse club sales, increased 8.2% for the 53-week period ended September 5, 2010, compared to the same 53-week period for fiscal year 2009.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2011, 2010 and 2009 in the segments in which the Company operates.

As of August 31, 2010, the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.  The first warehouse club in Colombia opened on August 19, 2011.

	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue

Latin America	$1,060,620	63.3%	$838,864	61.4%	$724,964	59.2%
Caribbean	614,627	36.7%	526,937	38.6%	499,367	40.8%
Net warehouse club sales	$1,675,247	100.0%	$1,365,801	100.0%	$1,224,331	100.0%

	Fiscal Years Ended August 31,
	2011		2010
	Year-over-year increase	% change	Year-over-year increase	% change

Latin America	$221,756	26.4%	$113,900	15.7%
Caribbean	87,690	16.6%	27,570	5.5%
Net warehouse club sales	$309,446	22.7%	$141,470	11.6%

Comparison of 2011 to 2010

As with last year, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets. The local currencies in Costa Rica and Guatemala continue to be strong compared to the US dollar, making the imported merchandise relatively more affordable to our members, contributing to higher sales in the current fiscal year.

Comparison of 2010 to 2009

The higher net warehouse club sales in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets, particularly Costa Rica.  Also the opening of the Alajuela, Costa Rica warehouse club contributed an additional eight months of sales (420 basis points) to the Latin America segment in fiscal year 2010, compared to fiscal year 2009; whereas, the opening of the San Fernando, Trinidad warehouse club contributed only an additional four months of sales (350 basis points) in fiscal year 2010 compared to fiscal year 2009.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2011, 2010 and 2009.(1)

	Fiscal Years Ended August 31,
	2011	2010	2009
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	26%	27%	27%
Food (including candy, snack foods, dry and fresh foods)	52%	51%	51%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	14%	14%	14%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	6%	6%	6%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

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

Comparison of 2011 to 2010

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

Export Sales
	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$8,831	4,692	113.4%	$4,139	$460	12.5%	$3,679

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income
	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership income	$22,817	$3,075	15.6%	$19,742	$1,839	10.3%	$17,903
Membership income % to net warehouse club sales	1.4%			1.4%			1.5%
Approximate number of total accounts	832,500	115,500	16.1%	717,000	66,000	10.1%	651,000

Comparison of 2011 to 2010

The number of membership accounts increased 115,500 (16.1%) during fiscal year 2011.  Membership income, which is recognized ratably over the one-year life of the membership, grew 15.6% for the twelve months ended August 31, 2011 compared to same period in the prior year.  The average membership fee per membership account sold during fiscal year 2011 was $29.41, compared to $28.79 in fiscal year 2010.  The membership renewal rate for the 12-month periods ended August 31, 2011 and 2010 was 88% and 86%, respectively.

Comparison of 2010 to 2009

For fiscal year 2010, there were 10% increases over fiscal year 2009 in membership income and in the number of membership accounts.  There was a 0.5% decrease in the average membership fee.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other Income	$7,352	$1,143	18.4%	$6,209	$494	8.6%	$5,715

Comparison of 2011 to 2010

For fiscal year 2011 compared to the Company's fiscal year 2010, in-store product demonstration revenue increased $926,000 and rental income increased $214,000, primarily due to the leasing of the former warehouse club in Los Pueblos, Panama, which was sold in March 2011.  In both fiscal year 2010 and 2011, the Company received approximately $60,000 in royalty income from a licensee in Saipan.  That licensing agreement was terminated at the end of fiscal year 2011, and no more licensing fees will be recognized in the future.

Comparison of 2010 to 2009

For fiscal year 2010, the increase over fiscal year 2009 was due primarily to increased revenue received for in-store product demonstrations.

Gross Margin

Warehouse Sales Gross Profit and Gross Margin

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,675,247	$309,446	100.0%	$1,365,801	$141,470	100.0%	$1,224,331	100.0%
Less associated cost of goods sold	1,422,332	265,958	84.9	1,156,374	111,819	84.7	1,044,555	85.3
Warehouse gross profit margin	$252,915	$43,488	15.1%	$209,427	$29,651	15.3%	$179,776	14.7%

Comparison of 2011 to 2010

For the fiscal year 2011, warehouse gross profit increased due to higher sales, but gross margin as a percentage of sales was lower than fiscal year 2010 by 24 basis points largely related to on-going price reductions on merchandise in line with the Company’s business model.  Foreign exchange gains or losses had little year-over-year effect on cost of goods sold as a percent of sales in the fiscal year 2011.

Comparison of 2010 to 2009

For fiscal year 2010, the increase in warehouse gross profit was due to higher sales and a 65 basis point improvement in gross profit margin as a percentage of sales, resulting from reduced markdowns on merchandise, strong end-cap activity, and improvements in inventory shrink results.  Foreign exchange effects also contributed positively.   In fiscal year 2010, the Company recorded $1.5 million (0.11% of sales) in foreign exchange related gains compared to $1.4 million (0.12% of sales) in foreign exchange related costs in fiscal year 2009. The countries that accounted for the majority of the year-over-year change in foreign exchange effect were Guatemala, Costa Rica and Jamaica.  The improving sales of non-consumable discretionary products did not itself have a material impact on the Company’s net warehouse margin as a percentage of sales during fiscal year 2010.

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$8,831	$4,692	100.0%	$4,139	$460	100.0%	$3,679	100.0%
Less associated cost of goods sold	8,372	4,482	94.8	3,890	406	94.0	3,484	94.7
Export sales gross profit margin	$459	$210	5.2%	$249	$54	6.0%	$195	5.3%

The increase in export sales gross margin dollars in each fiscal year was due to direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2011				2010				2009
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$154,819	9.2%	$28,545	22.6%	$126,274	9.2%	$11,317	9.8%	$114,957	9.4%

Comparison of 2011 to 2010

   The partial year effect of two additional warehouse clubs (San Fernando, Trinidad and Arroyo Hondo, Dominican Republic) and the expenses associated with establishing a country headquarters in Colombia and the first few weeks of club operations at the Barranquilla, Colombia warehouse club accounted for $7.1 million of additional warehouse club operations expense in fiscal year 2011 compared to fiscal year 2010.  The remaining $21.4 million increase relates to warehouse club operation expense on a same club basis, of which $8.0 million was related to increased payroll related expenses, including stock-based compensation.  Credit card expense increased $2.0 million in line with sales growth and utilities, repair and maintenance, depreciation and other expenses added $1.5 million, $1.8 million, $4.1 million and $4.0 million, respectively.  Of the $4.1 million increase in depreciation, $2.3 million is related to the recordation of a charge in fiscal year 2011 to correct errors in the calculation of depreciation in prior periods, related to the translation of foreign currencies into U.S. dollars (see Notes in Consolidated Financial Statements - Note 1 - Company Overview and Basis of Presentation).  This correction will increase depreciation by approximately $300,000 per year going forward.

Comparison of 2010 to 2009

The costs associated with operating two additional warehouse clubs in fiscal year 2010 were $3.9 million.  Of the $7.5 million increase in warehouse club operation expenses attributable to the 25 warehouse clubs operating in both fiscal years, $4.4 million was related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $1.6 million due to an increase in utility rates after the Company experienced savings in fiscal year 2009.  Depreciation expense increased $577,000 from fiscal year 2009 related to ongoing capital investments made in the existing warehouse clubs, including expansions in Aruba and Nicaragua, and the completion of the new warehouse club in Panama City, Panama.  Increased costs for repairs and maintenance and security services added $397,000 and $246,000, respectively.  Credit card costs increased by a total of $720,000 resulting from higher sales. As a percentage of sales, credit card costs decreased from 0.82% of sales in fiscal 2009 to 0.79% of sales in fiscal 2010, reflecting ongoing savings resulting from the co-branded credit cards offered to the Company’s members.

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2011				2010				2009
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$36,436	2.2%	$3,117	9.4%	$33,319	2.4%	$2,437	7.9%	$30,882	2.5%

Comparison of 2011 to 2010

General and administrative expenses, increased $3.1 million from fiscal year 2010 to fiscal year 2011, with the additional expense primarily related to increased salaries, related benefits, deferred compensation expense associated with restricted stock grants, and travel expenses associated with the Company’s corporate and U.S. buying operations.  The decrease in general and administrative expenses as a percentage of warehouse club sales was due to sales increasing at a greater rate than general and administrative expenses.

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

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$1,408	$285	25.4%	$1,123	$608	118.1%	$515

Comparison of 2011 to 2010

The Company incurred pre-opening expenses for the Barranquilla, Colombia warehouse club in the third and fourth quarter of fiscal year 2011 totaling $1.0 million. For fiscal year 2011, the Company also incurred $407,000 in pre-opening expenses related to the new Arroyo Hondo warehouse club, which opened in the Dominican Republic on November 5, 2010.  The Company incurred more pre-opening expense for Barranquilla as it was the first warehouse club in a new market requiring an enhanced level of marketing compared to openings in existing markets. Pre-opening expenses in fiscal year 2010 were related to the San Fernando, Trinidad club and the Brisas warehouse club which was relocated in Panama during that year.

Comparison of 2010 to 2009

For fiscal year 2010, pre-opening expenses were related to the new warehouse club in Trinidad which opened in April 2010, the relocated warehouse club in Panama and the new warehouse club under construction in the Dominican Republic.

Operating Income

	Fiscal Years Ended August 31,
	2011				2010				2009
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$90,880	5.4%	15,987	21.3%	$74,893	5.5%	$17,409	30.3%	$57,484	4.7%

Comparison of 2011 to 2010 and 2010 to 2009

Operating income improved from fiscal year 2009 to fiscal year 2010 and from fiscal year 2010 to fiscal year 2011, as a result of higher sales, improved margins and the leveraging of selling, general and administrative costs over increased sales, offset by construction costs and pre-opening expenses for the new Colombia market.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.  In fiscal year 2011, restricted cash deposits included one certificate of deposit for $8.0 million with Scotia Bank and two certificates of deposit for $8.0 million and $2.0 million with Citibank and Scotia Bank, respectively, each as part of the Company’s loan agreements with these banks. In addition approximately $4.9 million in restricted cash was held as a certificate of deposit as part of the Company’s loan agreement with Banco Del Pais (Banco del Pais is a Honduras-based bank).   In fiscal year 2010, restricted cash deposits included a certificate of deposit of approximately $6.0 million as part of the Company’s loan agreement with Banco Del Pais (Banco del Pais is a Honduran based bank).

	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	Increase from prior year	Amount	Increase from prior year	Amount
Interest Income	$852	$299	$553	$96	$457

 Comparison of 2011 to 2010 and 2009

 For fiscal year 2011, the increase in interest income primarily reflects higher balances on deposits.

 Interest Expense

	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	Increase from prior year	Amount	Increase from prior year	Amount
Interest expense on loans	$4,792	$409	$4,383	$2,588	$1,795
Capitalized interest	(876)	784	(1,660)	(1,565)	(95)
Net interest expense	$3,916	$1,193	$2,723	$1,023	$1,700

Comparison of 2011 to 2010 and 2010 to 2009

 Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in the fiscal year 2011 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land construction.

For fiscal year 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.  For fiscal year 2010, the capitalized interest related to the construction of the Brisas, Panama and Arroyo Hondo, Dominican Republic warehouse clubs.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$763	$1,267	(251.4)%	$(504)	$5	(1.0)%	$(509)
Currency Gain or (Loss)	777	756	3600.0	21	51	(170.0)	(30)
Total other income (expense)	$1,540	$2,023	(418.8)%	$(483)	$56	(10.4)%	$(539)

 Comparison of 2011 to 2010 and 2010 to 2009

For fiscal year 2011, currency gain was recorded as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company’s subsidiary in Colombia.  The Company has recorded this Colombia currency gain as other income during the pre-opening phase of this location, since no sales operations existed in Colombia prior to August 2011.  After the Colombia location began recording sales, currency gains or losses have been recorded as part of cost of goods sold.

The following table summarizes the asset disposals recorded for fiscal year 2011 (in thousands):

Disposal Activity	Historical Cost	Accumulated Depreciation	Impairment and Other Costs	Proceeds from disposal	Gain/(Loss) recorded
Sale of Property in Panama (1)(2)	(8,717)	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	(9,248)	8,046	534	182	(486)
	(17,965)	$10,794	$346	$7,588	$763

(1)
On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE elected to exercise its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.

(2)
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

     For fiscal year 2010, the Company continued to record disposals of assets related to point of sale equipment and the replacement and upgrades of fixtures within the warehouse clubs.

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2011			2010		2009
	Amount		Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$26,075		$7,481	$18,594	$4,603	$13,991
Net deferred tax provision (benefit)	$1,393		$(2,800)	$4,193	$5,115	$(922)
Provision for income taxes	$27,468		$4,681	$22,787	$9,718	$13,069
Effective tax rate	$30.74%	$		31.54%		23.46%

Comparison of 2011 to 2010

   For fiscal year 2011, the decrease in the effective tax rate is primarily attributable to a $3.1 million decrease in tax expense due to the correction of an error identified in the Company’s reconciliation of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns (see Notes to Consolidated Financial Statements - Note 1 - Company of Overview and Basis of Presentation).  This error has no effect on the provision for income taxes going forward.  This decrease was offset by the following: (i) an increase in U.S. statutory tax rate from 34% to 35%; (ii) a $516,000 undistributed profits tax in Panama for accumulated retained earnings that the Company is not planning to repatriate to the US; (iii) a $581,000 income tax accrual for uncertain tax positions; and (iv) a charge to taxes due to a taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations which started during fiscal year 2010.  This valuation allowance is necessary because the Colombia operations have not established an earnings history to support recording a tax benefit.

Comparison of 2010 to 2009

 For fiscal year 2010, the increase in the effective tax rate was primarily attributable to the following factors: (i) a significant increase in U.S. pre-tax income relative to non-U.S. pre-tax income, which is taxed at a statutory rate that is generally 4% to 9% higher than the foreign statutory tax rates; and (ii) in fiscal year 2009 only, the Company reversed approximately $2.2 million of accrued income tax liability for uncertain tax positions due to a lapse in various statutes of limitations and $2.8 million for the reversal of previously recorded valuation allowances.

Loss of Unconsolidated Affiliates

The Company's joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	Increase from prior year	Amount	Increase from prior year	Amount
Loss of unconsolidated affiliates	$52	$30	$22	$1	$21

Under the equity method, the Company's initial investments in unconsolidated affiliates is initially recorded as an investment in the stock of an investee at cost.  This is then adjusted to recognize the Company's share of the earnings or losses of the investee of the date of the initial investment.  The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2011, 2010 and 2009 were primarily due to legal and administrative start-up costs incurred by the joint ventures.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Fiscal Years Ended August 31,
	2011		2010		2009
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interests	$—	$(132)	$132	$(133)	$265

Comparison of 2011 to 2010 and 2009

For fiscal years 2011 and 2010, the decrease in the amount attributable to noncontrolling interest was due to the Company acquiring within the third quarter of fiscal year 2010 the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company and now records 100% of these subsidiaries’ income or loss.

Income from Continuing Operations Attributable to PriceSmart

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase/(decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income from Continuing Operations attributable to PriceSmart	$61,836	$12,537	25.4%	$49,299	$6,952	16.4%	$42,347

Income (Loss) from Discontinued Operations, Net of Tax

 Income (loss) from discontinued operations, net of tax reflects the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which was leased to a subtenant.  In August 2011, the Company’s lease obligation and sublease agreement expired; therefore, the Company does not expect to record any income or losses from discontinued operations due to the Guam closed warehouse location subsequent to fiscal year 2011.

	Fiscal Years Ended August 31,
	2011			2010			2009
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$(86)	(102)	(637.5)%	$16	$44	(157.1)%	$(28)

Comparison of 2011 to 2010

For fiscal year 2011, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.  The lease expired on August 9, 2011.  The increase in the loss from discontinued operations for fiscal year 2011 is related to the income tax paid for fiscal year 2010 and the close of the lease obligation and sublease agreement.  The Company no longer has any lease obligations for the closed warehouse club in Guam and expects to incur no significant additional expense.

Comparison of 2010 to 2009

  For fiscal year 2010, the Company continued to record expenses offset by sublease income for the closed warehouse location in Guam.

Liquidity and Capital Resources

Financial Position and Cash Flow

  The Company requires cash to fund its operating expenses and working capital requirements including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.  The Company used cash in fiscal year 2010 to acquire a minority interest in its Trinidad subsidiary.  The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term debt, long-term debt and credit facilities.  The Company evaluates on a regular basis if it may need to borrow additional funds if the Company is unable to generate sufficient cash from operations to meet its operating or capital requirements.  As such, the Company evaluates and may enter into or obtain additional loans and/or credit facilities to provide additional liquidity.  Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	August 31,
	2011	2010
Cash and cash equivalents	$76,817	$73,346

The Company’s cash flows are summarized as follows (in thousands):

	Twelve Months Ended
	August 31,
	2011	2010
Net cash provided by (used in) continuing operating activities	$75,526	$82,995
Net cash provided by (used in) discontinued operations	73	34
Net cash provided by (used in) investing activities	(39,445)	(54,158)
Net cash provided by (used in) financing activities	(30,640)	(1,135)
Effect of exchange rates	(2,043)	1,417
Net increase (decrease) in cash and cash equivalents	$3,471	$29,153

The Company’s operating activities provided cash for all periods presented as summarized below.

	Twelve Months Ended August 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010	2010 to 2009
Net Income from Operating Activities	$61,750	$49,447	$42,584	$12,303	$6,863
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	21,154	15,260	13,898	5,894	1,362
Loss /(Gain) on sale of assets	(763)	504	509	(1,267)	(5)
Deferred income taxes	642	3,562	(1,805)	(2,920)	5,367
Cash paid for Guatemala Plaza buyout	—	—	(3,100)	—	3,100
Stock-based compensation expenses	3,285	3,835	3,314	(550)	521
Other non-cash operating activities	128	29	(273)	99	302
Net non-cash related expenses	24,446	23,190	12,543	1,256	10,647
Net Income from operating activities reconciled for non-cash operating activities	86,196	72,637	55,127	13,559	17,510
Changes in Operating Assets and Liabilities not including Merchandise Inventories	35,373	25,707	1,871	9,666	23,836
Changes in Merchandise Inventories	(46,043)	(15,349)	(1,947)	(30,694)	(13,402)
Net cash provided by discontinued operating activities	73	34	307	39	(273)
Net cash provided by (used in) operating activities	75,599	$83,029	55,358	(7,430)	27,671

The 24.9% increase in Net Income from Operating Activities for fiscal year 2011 compared to fiscal year 2010 was primarily due to year-over-year increases in warehouse sales of 22.7%.  Net non-cash related expenses increased for fiscal year 2011 compared to fiscal year 2010 primarily due to increase in depreciation expenses, reflective of the continuing investment activities in warehouse clubs and the correction of an error identified as immaterial for approximately $2.3 million, offset by the gain on sales of assets primarily related to the sale of former “Los Pueblos” warehouse club in Panama City that was relocated to another location in Panama City, Panama.  The increase in inventory in fiscal year 2011 compared to fiscal year 2010 was mainly the result of the addition of two new warehouse clubs; Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).  The 16.1% increase in Net Income from Operating Activities for fiscal year 2010 compared to fiscal year 2009 was primarily due to increases in year-over-year warehouse sales of 11.6%.  Net non-cash related expenses increased for fiscal year 2010 compared to fiscal year 2009 primarily due to increase in depreciation expenses, reflective of the continuing investment activities in warehouse clubs, increase in Deferred Income Taxes recorded in fiscal year 2010 and the impact of the Guatemala lease buyout in fiscal year 2009.

The Company's use of cash in investing activities for the period presented is summarized below:

	Twelve Months Ended August 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010	2010 to 2009
Cash used for additions of property:
Land acquisitions	$6,814	$6,700	$11,099	$114	$(4,399)
Warehouse club expansion, construction, and land improvements	24,859	28,524	25,200	(3,665)	3,324
Acquisition of fixtures and equipment	15,360	14,983	13,048	377	1935
Increase in joint venture investment Panama	—	433	—	(433)	433
Proceeds on sale of excess real estate in Panama	(7,406)	—	—	(7,406)
Acquisition of 5% non-controlling interest, Trinidad	—	3,800	—	(3,800)	3,800
Collection of note receivable from sale of closed warehouse club in the Dominican Republic	—	—	(2,104)	—	2,104
Purchase of interest in Panama joint venture	—	—	4,616	—	(4,616)
Capital contribution to Panama joint venture	—	—	50	—	(50)
Purchase of interest in Costa Rica joint venture	—	—	2,637	—	(2,637)
Capital contribution to Costa Rica joint venture	—	—	377	—	(377)
Proceeds from disposals of property and equipment	(182)	(282)	(181)	100	(101)
Net cash flows (provided by) used in investing activities	$39,445	$54,158	$54,742	$(14,713)	$(584)

Net cash used in investing activities was lower in fiscal year 2011 compared to fiscal year 2010 by approximately $14.7 million primarily due to a decrease in the number of land acquisitions and a decrease in warehouse club construction and proceeds from the sale of excess real estate in Panama for approximately $7.4 million.  Net cash used in investing activities in fiscal year 2010 was approximately the same as cash used in investing activities as fiscal year 2009.  The increased use of cash for the purchase of land and warehouse club construction in fiscal year 2010 was approximately the same as cash used in fiscal year 2009 for the purchase of joint ventures.

Net cash used by financing activities for the period presented is summarized below:

	Twelve Months Ended August 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010	2010 to 2009

New Bank Loans offset by establishment of certificate of deposits held against loans and payments on existing bank loans	$(10,891)	$13,982	$16,193	$(24,873)	$(2,211)
Cash dividend payments	(17,934)	(14,895)	(19,551)	(3,039)	4,656
Stockholder contribution	—	396	—	(396)	396
Proceeds from exercise of stock options and the tax benefit related to stock options	896	816	543	80	273
Purchase of treasury stock related to vesting of restricted stock	(2,711)	(1,434)	(1,128)	(1,277)	(306)
Purchase of treasury stock related to PSC settlement	—	—	(161)	—	161
Net cash provided (used) in financing activities	$(30,640)	$(1,135)	$(4,104)	$(29,505)	$2,969

Net cash used in financing activities increased in fiscal year 2011 over 2010 primarily due to a decrease in net borrowings resulting from normally scheduled loan payments.  Loans obtained in fiscal year 2011 were primarily offset by certificates of deposit established as collateral for those loans.  Dividend payments reflected the increase in the dividend declared for fiscal year 2011.  In addition, the purchase of treasury stock in connection with the vesting of restricted stock increased as a result of increases in the Company’s stock price.

 Financing Activities(1)

On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  Subsequent to August 31, 2011, the Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.

On November 25, 2010, the Company's Barbados subsidiary paid off its Barbados local currency loan to Citicorp Merchant Bank Limited for approximately $3.3 million.

On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the six-month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five-year period at the option of the Company's Colombia subsidiary.  This loan is secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.  The deposit will earn interest at a rate of six month LIBOR plus 1.6%.  The Company received the first of the two tranches of $8.0 million and made a restricted deposit of $8.0 million during November 2010.

On August 31, 2010, the Company’s Panama subsidiary entered into a loan agreement with Metrobank S.A. for $5.0 million to be paid over five years. The loan has a tiered fixed interest rate of 5.0% and 5.5% in the first year and the second and third years, respectively. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement contains a balloon payment at the end of the term of $2.5 million and includes an option to extend the loan for an additional five years.

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

The Company, through its subsidiaries, has entered into two interest rate swap agreements, one effective beginning in each of fiscal years 2008 and 2009.  Under these swap agreements, the Company will pay a fixed interest rate for a term approximately the same as the variable rate loans being hedged.  In addition, the Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”).  Under the cross-currency interest rate swap agreement, the Company will receive variable interest in U.S. dollars based on the three-month LIBOR rate plus 0.7% on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional of COP 14,136,000,000 for a term of approximately five years.  The first LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank.

The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the effect of the fair valuation of derivative instruments designated as hedging instruments (in thousands):

(1)	All loans are denominated in U.S. dollars unless otherwise stated.

	Liability Derivatives
	August 31, 2011		August 31, 2010
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other Accrued Expenses	$544	Other Accrued Expenses	$767
Cross currency interest rate swap(2)	Other Accrued Expenses	340	Other Accrued Expenses	—
Total derivatives designated as hedging instruments(3)		$884		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $408,000 and $576,000, net of tax, as of August 31, 2011 and August 31, 2010, respectively.  The Company has recorded a deferred tax asset amount of $136,000.

(2)
The effective portion of the cross currency interest rate swap was recorded as a loss to accumulated other comprehensive loss for $340,000 as of August 31, 2011.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	All derivatives were designated as cash flow hedging instruments.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

August 31, 2010	$27,940	$3,551	$470	$23,919	9.5%

As of August 31, 2011 and August 31, 2010, the Company, together with its majority or wholly owned subsidiaries, had $68.2 million and $60.7 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans for approximately $18.0 million, offset by normally scheduled payments of principal for approximately $10.5 million.  The carrying amount of the non-cash assets assigned as collateral for long-term debt was $93.2 million and $87.4 million as of August 31, 2011 and August 31, 2010, respectively.

As of August 31, 2011 and August 31, 2010, approximately $47.5 million and $36.7 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of August 31, 2011 and August 31, 2010, the Company was in compliance with respect to these covenants.

Contractual Obligations

As of August 31, 2011, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):
	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$11,667	$25,772	$40,259	$3,344	$81,042
Operating leases(2)	6,833	13,910	13,443	43,720	77,906
Additional capital contribution commitments to joint ventures(3)	3,663	—	—	—	3,663
Data recovery services(4)	203	135	—	—	338
Distribution center services(5)	42	—	—	—	42
Total	$22,408	$39,817	$53,702	$47,064	$162,991

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of August 31, 2011 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross currency interest rate swap, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)	Operating lease obligations have been reduced by approximately $560,000 to reflect the amounts net of sublease income.
(3)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects.

(4)	Amounts shown are the minimum payments under contract for the Company’s offsite data recovery services agreement.
(5)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.

Derivatives

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our financial condition or consolidated financial statements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  These were the only repurchases of equity securities made by the Company during the fiscal years 2011 and 2010. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased 2011	(b) Average Price Paid Per Share 2011	(a) Total Number of Shares Purchased 2010	(b) Average Price Paid Per Share 2010
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28,	64,837	$37.39	66,295	$19.99
3rd quarter ended May 31,	2,599	$34.65	2,649	$23.46
4th quarter ended August 31,	1,710	$61.20	1,701	$26.78
Total fiscal year	69,146	$44.41	70,645	$23.41

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of the Company’s accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, and long-lived assets.  The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2011, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2011 of approximately $29.8 million and $4.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of August 31, 2011, the Company has classified uncertain income tax positions as $3.3 million in long-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of August 31, 2011, the Company does not expect to make cash payments for these liabilities in the following 12 months.

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

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 310

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures in the fourth quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

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

Quantitative and Qualitative Disclosures about Market Risk

    The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of August 31, 2011, the Company had a total of 29 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For fiscal year 2011, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  This devaluation trend was reversed in certain countries in fiscal year 2011 and 2010, as Barbados, Colombia, and Guatemala experienced a strengthening of 0.7%, 2.2% and 3.0% in fiscal year 2011.  Costa Rica, Jamaica and Guatemala experienced a 14%, 4% and 3% strengthening of their currencies in fiscal year 2010, respectively.  Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold and other income (expense) in the consolidated statements of income, for fiscal years 2011, 2010 and 2009 were approximately $2.5 million, $1.5 million and ($1.4 million), respectively.  These foreign exchange fluctuations can increase the Company's cost of sales, operating, selling, general and administrative expenses, and otherwise adversely affect the Company's operating results.  There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Translation adjustment gains/(losses) from the Company’s share of subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately ($5.8 million) and $670,000 for fiscal years 2011 and 2010, respectively.  For fiscal years 2011 and 2010, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately ($172,000) and ($112,000), net of tax, respectively.  In addition an unrealized expense (net of tax) on defined benefit plan of $273,000 for fiscal year 2011 was recorded.  The unfavorable translation adjustments during the 12 months of fiscal year 2011 of approximately $5.8 million were primarily due to weaker foreign currencies and the reclassification of approximately $4.9 million to accumulated depreciation. The $172,000 increase in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from fiscal year 2010 to August 31, 2011.  The $273,000 is the result of recording the funding obligations for the defined benefit plan entered into by the Company on January 21, 2011 in Trinidad.  The favorable translation adjustments of approximately $670,000 during fiscal year 2010 were due to a weaker U.S. dollar.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of August 31, 2011:

Country/Territory	Number of Warehouse Clubs In Operation		Currency
Colombia	1	(1)	Colombian Peso
Panama	4		U.S. Dollar
Costa Rica	5	(2)	Costa Rican Colon
Dominican Republic	3	(3)	Dominican Republic Peso
Guatemala	3		Guatemalan Quetzal
El Salvador	2		U.S. Dollar
Honduras	2		Honduran Lempira
Trinidad	4	(4)	Trinidad Dollar
Aruba	1		Aruba Florin
Barbados	1		Barbados Dollar
U.S. Virgin Islands	1		U.S. Dollar
Jamaica	1		Jamaican Dollar
Nicaragua	1		Nicaragua Cordoba Oro
Totals	29

(1)	This warehouse club opened on August 19, 2011.
(2)	The Company opened a warehouse club in fiscal year 2009 in Costa Rica.
(3)	The Arroyo Hondo warehouse club opened on November 5, 2010.
(4)	The Company opened a warehouse club on April 30, 2010 in Trinidad (“San Fernando”).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.'s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2011 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
November 9, 2011

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	August 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$76,817	$73,346
Short-term restricted cash	1,240	1,240
Receivables, net of allowance for doubtful accounts of $5 and $15 as of August 31, 2011 and August 31, 2010, respectively	3,655	2,855
Merchandise inventories	177,232	131,190
Deferred tax assets – current	4,252	3,639
Prepaid expenses and other current assets	29,117	21,879
Assets of discontinued operations	464	692
Total current assets	292,777	234,841
Long-term restricted cash	22,626	5,640
Property and equipment, net	281,111	265,544
Goodwill	37,361	37,471
Deferred tax assets – long term	17,000	16,637
Other assets	5,390	4,341
Investment in unconsolidated affiliates	8,063	8,091
Total Assets	$664,328	$572,565
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,259	$3,551
Accounts payable	163,432	124,401
Accrued salaries and benefits	11,681	10,911
Deferred membership income	11,416	9,729
Income taxes payable	7,655	6,615
Other accrued expenses (includes $884,000 and $767,000 as of August 31, 2011 and August 31, 2010, respectively, for the fair value of derivative instruments)	13,440	12,095
Long-term debt, current portion	7,771	7,715
Deferred tax liability – current	533	357
Liabilities of discontinued operations	40	109
Total current liabilities	218,227	175,483
Deferred tax liability – long-term	1,888	1,198
Long-term portion of deferred rent	4,143	3,272
Long-term income taxes payable, net of current portion	3,310	3,564
Long-term debt, net of current portion	60,451	53,005
Other long-term liabilities	471	—
Total liabilities	288,490	236,522
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,695,933 and 30,624,666 shares issued and 29,900,030 and 29,897,909 shares outstanding (net of treasury shares) as of August 31, 2011 and August 31, 2010, respectively.	3	3
Additional paid-in capital	383,549	379,368
Tax benefit from stock-based compensation	5,242	4,490
Accumulated other comprehensive loss	(22,915)	(16,672)
Retained earnings (accumulated deficit)	28,238	(15,578)
Less: treasury stock at cost; 795,903 and 726,757 shares as of August 31, 2011 and August 31, 2010, respectively.	(18,279)	(15,568)
Total equity	375,838	336,043
Total Liabilities and Equity	$664,328	$572,565
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2011	2010	2009
Revenues:
Net warehouse club sales	$1,675,247	$1,365,801	$1,224,331
Export sales	8,831	4,139	3,679
Membership income	22,817	19,742	17,903
Other income	7,352	6,209	5,715
Total revenues	1,714,247	1,395,891	1,251,628
Operating expenses:
Cost of goods sold:
Net warehouse club	1,422,332	1,156,374	1,044,555
Export	8,372	3,890	3,484
Selling, general and administrative:
Warehouse club operations	154,819	126,274	114,957
General and administrative	36,436	33,319	30,882
Pre-opening expenses	1,408	1,123	515
Asset impairment and closure costs (income)	—	18	(249)
Total operating expenses	1,623,367	1,320,998	1,194,144
Operating income	90,880	74,893	57,484
Other income (expense):
Interest income	852	553	457
Interest expense	(3,916)	(2,723)	(1,700)
Other income (expense), net	1,540	(483)	(539)
Total other income (expense)	(1,524)	(2,653)	(1,782)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	89,356	72,240	55,702
Provision for income taxes	(27,468)	(22,787)	(13,069)
Income (loss) of unconsolidated affiliates	(52)	(22)	(21)
Income from continuing operations	61,836	49,431	42,612
Income (loss) from discontinued operations, net of tax	(86)	16	(28)
Net income including noncontrolling interest	$61,750	$49,447	$42,584
Net income attributable to noncontrolling interests	—	(132)	(265)
Net income attributable to PriceSmart	$61,750	$49,315	$42,319

Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$2.07	$1.66	$1.43
Basic net income per share from discontinued operations, net of tax	—	$—	$—
Basic net income per share	$2.07	$1.66	$1.43

Diluted net income per share from continuing operations	$2.07	$1.65	$1.43
Diluted net income per share from discontinued operations, net of tax	$—	$—	$—
Diluted net income per share	$2.07	$1.65	$1.43
Shares used in per share computations:
Basic	29,441	29,254	28,959
Diluted	29,450	29,279	29,057
Dividends per share	$0.60	$0.50	$0.50
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2011
(amounts in thousands)

				Tax
				benefit	Accum-
				from	ulated	Retained			Total
				stock-	other	Earnings			PriceSmart
			Additional	based	compre-	(Accum-			Stock-	Non-
	Common Stock		Paid-in	compen-	hensive	ulated	Treasury Stock		holders’	Controlling	Total
	Shares	Amount	Capital	sation	loss	deficit)	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986
Purchase of treasury stock	—	—	—	—	—	—	69	(1,128)	(1,128)	—	(1,128)
Issuance of restricted stock award	88	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(33)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	86	—	559	—	—	—	—	—	559	—	559
Stock-based compensation	—	—	3,298	(16)	—	—	—	—	3,282	—	3,282
Common stock subject to put agreement	—	—	161		—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend paid to stockholders	—	—	—	—	—	(14,807)	—	—	(14,807)	—	(14,807)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(456)	—	—	—	(456)	—	(456)
Net income	—	—	—	—		42,319	—	—	42,319	265	42,584
Translation adjustment	—	—	—	—	(3,877)	—	—	—	(3,877)	25	(3,852)
Comprehensive income	—	—	—	—	—	—	—	—	37,986	290	38,276
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	71	(1,434)	(1,434)	—	(1,434)
Issuance of restricted stock award	152	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	141	—	873	—	—	—	—	—	873	—	873
Stock-based compensation	—	—	3,778	(57)	—	—	—	—	3,721	—	3,721
Dividend paid to stockholders	—	—	—	—	—	(14,895)	—	—	(14,895)	—	(14,895)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% noncontrolling interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(112)	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	49,315	—	—	49,315	132	49,447
Translation adjustment	—	—	25	—	670	—	—	—	695	(16)	679
Comprehensive income	—	—	—	—	—	—	—	—	49,898	116	50,014
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Purchase of treasury stock	—	—	—	—	—	—	69	(2,711)	(2,711)	—	(2,711)
Issuance of restricted stock award	71	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144	—	144
Stock-based compensation	—	—	4,037	752	—	—	—	—	4,789	—	4,789
Dividend paid to stockholders	—	—	—	—	—	(17,934)	—	—	(17,934)	—	(17,934)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(172)	—	—	—	(172)	—	(172)
Unrealized expense on defined benefit plan, net of tax	—	—	—	—	(273)	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	61,750	—	—	61,750	—	61,750
Translation adjustment	—	—	—	—	(5,798)	—	—	—	(5,798)	—	(5,798)
Comprehensive income	—	—	—	—	—	—	—	—	59,744	—	59,744
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838	$—	$375,838
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Years Ended August 31,
	2011	2010	2009
Operating Activities:
Net income	$61,750	$49,447	$42,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,154	15,260	13,898
Allowance for doubtful accounts	(10)	5	(1)
Asset impairment and closure costs	—	18	74
Gain on Guatemala Plaza lease buyout	—	—	(651)
Cash paid for Guatemala Plaza lease buyout	—	—	(3,100)
Loss on sale of property and equipment	486	504	509
Gain on sale of excess real estate in Panama	(1,249)	—	—
Release of cash from escrow account due to settlement of litigation	—	—	256
Deferred income taxes	642	3,562	(1,805)
Discontinued operations	86	(16)	28
Excess tax (benefit) deficiency on stock-based compensation	(752)	57	16
Equity in losses of unconsolidated affiliates	52	22	21
Stock-based compensation	4,037	3,778	3,298
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(3,657)	2,718	(3,422)
Merchandise inventories	(46,043)	(15,349)	(1,947)
Accounts payable	39,030	22,989	5,293
Net cash provided by (used in) continuing operating activities	75,526	82,995	55,051
Net cash provided by (used in) discontinued operating activities	73	34	307
Net cash provided by (used in) operating activities	75,599	83,029	55,358
Investing Activities:
Additions to property and equipment	(47,033)	(50,207)	(49,347)
Proceeds from disposal of property and equipment	182	282	181
Proceeds on sale of excess real estate in Panama	7,406	—	—
Collection of note receivable from sale of closed warehouse club in the Dominican Republic	—	—	2,104
Purchase of 5% Trinidad noncontrolling interest	—	(3,800)	—
Purchase of interest in Costa Rica joint venture	—	—	(2,637)
Capital contribution to Costa Rica joint venture	—	—	(377)
Purchase of interest in Panama joint venture	—	—	(4,616)
Capital contribution to Panama joint venture	—	(433)	(50)
Net cash provided by (used in) continuing investing activities	(39,445)	(54,158)	(54,742)
Net cash provided by (used in) provided by discontinued investing activities	—	—	(9)
Net cash flows provided by (used in) investing activities	(39,445)	(54,158)	(54,751)
Financing Activities:
Proceeds from bank borrowings	45,261	44,904	40,119
Repayment of bank borrowings	(39,232)	(24,922)	(23,926)
Cash dividend payments	(17,934)	(14,895)	(19,551)
Release of (addition to) restricted cash	(16,920)	(6,000)	—
Stockholder contribution	—	396	—
Excess tax (deficiency) benefit on stock-based compensation	752	(57)	(16)
Purchase of treasury stock - excluding PSC settlement	(2,711)	(1,434)	(1,128)
Purchase of treasury stock- PSC settlement	—	—	(161)
Proceeds from exercise of stock options	144	873	559
Net cash provided by (used in) financing activities	(30,640)	(1,135)	(4,104)
Effect of exchange rate changes on cash and cash equivalents	(2,043)	1,417	(431)
Net increase (decrease) in cash and cash equivalents	3,471	29,153	(3,928)
Cash and cash equivalents at beginning of year	73,346	44,193	48,121
Cash and cash equivalents at end of year	$76,817	$73,346	$44,193

PRICESMART, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(amounts in thousands)

	Years Ended August 31,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,686	$2,613	$1,579
Income taxes	$22,389	$19,309	$13,009

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2011, the Company had 29 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company constructed a new warehouse club on the 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”) which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia for approximately 12.1 billion Colombian Pesos (the equivalent of approximately U.S. $6.5 million as of the acquisition date).  The Company constructed a new membership warehouse club on this site that opened on August 19, 2011.  During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March, 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club. During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to January, 2012. In the event the conditions are timely fulfilled, the Company plans to also acquire this site to construct and operate upon it an additional new warehouse club. While it is currently unknown whether the north Cali conditions will be met in a timely manner, the Company currently anticipates that the south Cali site will be acquired by the Company in December 2011 and that a new warehouse club will open on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs. In addition to the warehouse clubs operated directly by the Company, there was one facility in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee until this agreement was terminated in August 2011.  The Company primarily operates in three segments based on geographic area.

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

     Reclassifications and prior period adjustments- The Company identified errors in the consolidated financial statements for the fiscal years ended August 31, 2009 and 2010 and for fiscal years previous to 2009.  The errors relate to incorrect (i) translation of depreciation expense from foreign currencies to U.S. dollars and the related translation of foreign currencies to U.S. dollars for accumulated depreciation; and (ii)  the Company’s reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  The correction of the depreciation expense would have increased selling, general and administrative expenses: warehouse club operations in fiscal years 2009 and 2010 by approximately $406,000 and $431,000, respectively.  The total of these corrections, which was recorded in fiscal year 2011 as a charge to selling, general and administrative: warehouse club operations was approximately $2.3 million.  During fiscal year 2011, the Company also reclassified the balance sheet presentation at August 31, 2011, which increased accumulated depreciation by approximately $4.9 million and accumulated other comprehensive loss by the same amount.  Separately, the Company identified an error in its reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  This correction decreased the tax expense for the fiscal year ended August 31, 2009 by approximately $485,000.  The impact of this correction, recorded to provision for income taxes during fiscal year 2011 was a decrease to tax expense of approximately $3.1 million.  The Company has analyzed the impact of these two items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance, with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which increased net income by approximately $800,000 for the twelve months ended August 31, 2011, is immaterial to fiscal year 2011 results and had no effect on the trend of financial results.  As provided by SAB 108, the error correction will not require the restatement of the consolidated financial statements for prior periods, and the correction is permitted to be made in the consolidated financial statements for the period ended August 31, 2011.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's wholly-owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method as listed below. All significant intercompany accounts and transactions have been eliminated in consolidation. The table below shows the Company's percentage ownership of, and basis of presentation for, each subsidiary as of August 31, 2011.

Subsidiary	Countries	Ownership	Basis of Presentation
PriceSmart, Aruba	Aruba	100.0%	Consolidated
PriceSmart, Barbados	Barbados	100.0%	Consolidated
PriceSmart, Colombia	Colombia	100.0%	Consolidated
PSMT Caribe, Inc.:
Costa Rica	Costa Rica	100.0%	Consolidated
Dominican Republic	Dominican Republic	100.0%	Consolidated
El Salvador	El Salvador	100.0%	Consolidated
Honduras	Honduras	100.0%	Consolidated
PriceSmart, Guam	Guam	100.0%	Consolidated(1)
PriceSmart, Guatemala	Guatemala	100.0%	Consolidated
PriceSmart Holdings, Inc.	St. Lucia	100.0%	Consolidated(2)
PriceSmart, Jamaica	Jamaica	100.0%	Consolidated
PriceSmart, Nicaragua	Nicaragua	100.0%	Consolidated
PriceSmart, Panama	Panama	100.0%	Consolidated
PriceSmart Exempt SRL	Barbados	100.0%	Consolidated(2)
PriceSmart, Trinidad	St. Lucia/Trinidad	100.0%	Consolidated(3)
PriceSmart, U.S. Virgin Islands	U.S. Virgin Islands	100.0%	Consolidated
GolfPark Plaza, S.A.	Panama	50.0%	Equity(4)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(4)
Newco2	Costa Rica	50.0%	Equity(4)(5)

(1)	Entity is treated as discontinued operations in the consolidated financial statements.
(2)	These companies act as investment and holding companies for the Company’s subsidiaries in Trinidad and Jamaica.
(3)	The Company acquired the remaining 5% ownership in May 2010. (See Note 15 – Acquisition of Noncontrolling Interest).
(4)	Purchases of joint venture interests during the first quarter of fiscal year 2009 are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.
(5)	On September 29, 2011, the Company exercised its option to cancel its participation in this joint venture. (See Note 19 – Subsequent Events).

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

Restricted Cash – As of August 31, 2011, the Company had short-term restricted cash of approximately $1.2 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais.  The Company had long-term restricted cash as of August 31, 2011 of approximately $22.6 million.  This consisted primarily of certificates of deposit held for $8.0 million with Citibank and $10.0 million held with Scotiabank related to loans in Colombia.  In addition the Company has a certificate of deposit for approximately $3.7 million with Banco del Pais, related to loans in Honduras.  The Company has deposits of approximately $896,000 made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities revalued at the balance sheet dates primarily included cash flow hedges (interest rate swaps and cross-currency interest rate swaps).  In addition, the Company utilizes Level 2 inputs in determining the fair value of long term debt.  The Company did not revalue long term debt.  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

The disclosure of fair value of certain financial assets and liabilities recorded at cost is as follows:

Cash and cash equivalents: The carrying value approximates fair value due to the short maturity of these instruments.

Accounts receivable:  The carrying value approximates fair value due to the short maturity of these accounts.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  The carrying value and fair value of the Company’s debt as of August 31, 2011 and 2010 is as follows:

	August 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long term debt, including current portion	$68,222	$70,982	$60,720	$63,752

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company measures the fair value for interest rate swaps and cross currency interest rate swaps on a recurring basis.  The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when there is evidence of impairment.

Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.  The Company discloses the valuation techniques and any change in method of such within the body of each footnote.

                 The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2011 (in thousands):

Assets and Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses – (Interest rate swaps)	$—	$544	$—	$544
Other accrued expenses – (Cross-currency interest rate swap)	—	340	—	340
Total	$—	$884	$—	$884

The fair value of derivatives is disclosed in further detail in Note 14 - Derivative Instruments and Hedging Activities.

As of August 31, 2011 and August 31, 2010, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.4 million as of August 31, 2011 and $37.5 million as of August 31, 2010.  Foreign exchange translation gains and losses related to goodwill of approximately $100,000 between fiscal year 2011 and 2010 resulted in the decrease of goodwill. The Company reviews previously reported goodwill at the entity level for impairment if there has been a significant change in the reporting unit’s assets and liabilities since the most recent evaluation, if the reporting unit’s most recent fair value determination resulted in an amount that exceeded its carrying amount by a substantial margin or if the likelihood that a current fair value determination would be more likely than not to show that the current fair value of the unit is less than the carrying amount of the reporting unit.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps.  Interest rate swaps are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 14 – Derivative Instruments and Hedging Activities.)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date.  Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the costs of goods sold and other income (expense) in the consolidated statements of income, for fiscal years 2011, 2010 and 2009 were approximately $2.5 million, $1.5 million and ($1.4 million), respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes – The Company adopted authoritative guidance related to uncertain tax positions, which clarified the accounting for uncertainty in income taxes recognized in financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company and its subsidiaries are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and foreign taxing authorities in the jurisdictions in which the Company or one of its subsidiaries file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company or one of its subsidiaries to pay additional taxes. As required under applicable accounting rules, the Company accrues an amount for its estimate of additional income tax liability, including interest and penalties, which the Company could incur as a result of the ultimate or effective resolution of the uncertain tax positions. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available from taxing authorities, upon completion of tax audits, upon expiration of statutes of limitation, or upon occurrence of other events.

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 11 - Income Taxes for additional information.  There were no material changes in the Company’s uncertain income tax positions for the fiscal year ending August 31, 2011 and 2010.

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 310

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance in the fourth quarter of fiscal year 2011 on disclosures did not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

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

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations.  Following the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. However, after the sale of the Philippine operations in August 2005, the results of the Philippines and Guam activities have been consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property were terminated in August 2011, which was the end of the lease term.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31,
	2011	2010
Cash and cash equivalents	$33	$41
Accounts receivable, net	430	219
Prepaid expenses and other current assets	—	39
Other assets, non-current	1	393
Assets of discontinued operations	$464	$692
Other accrued expenses	$40	$109
Liabilities of discontinued operations	$40	$109

The Company’s former Guam operation had a deferred tax asset of $2.6 million, primarily generated from NOLs. This deferred tax asset had a 100% valuation allowance, as the Company was not able utilize these losses. These losses are limited as to their future use due to the Company’s Section 382 change of ownership in October 2004.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands.

	Years Ended August 31,
	2011	2010	2009
Net warehouse club sales	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(44)	16	(28)
Income tax (provision) benefit	(42)	—	—
Income (loss) from discontinued operations	$(86)	$16	$(28)

The pre-tax income (loss) from discontinued operations for fiscal years 2011, 2010 and 2009 is the net result of the subleasing activity in Guam.

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

Property and equipment consist of the following (in thousands):
	August 31,
	2011	2010
Land	$84,912	$81,187
Building and improvements	192,245	171,828
Fixtures and equipment	89,239	88,090
Construction in progress	18,655	13,683
Total property and equipment, historical cost	385,051	354,788
Less: accumulated depreciation	(103,940)	(89,244)
Property and equipment, net	$281,111	$265,544

Depreciation and amortization expense (in thousands):

	Twelve Months Ended
	August 31,
	2011	2010	2009
Depreciation and amortization expense	$21,154	$15,260	$13,898

The Company reclassified from accumulated other comprehensive loss, approximately $4.9 million, increasing accumulated depreciation.  In addition, the Company recorded approximately $2.3 million in additional depreciation.  These corrections are related to the translation of foreign currencies (see Note 1 - Company Overview and Basis of Presentation).

Summary of asset disposal activity for fiscal year 2011 (in thousands):

	2011
Disposal Activity	Historical Cost	Accumulated Depreciation	Impairment and Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Sale of property in Panama	$(8,717)	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	(9,248)	8,046	534	182	(486)
	$(17,965)	$10,794	$346	$7,588	$763

The Company capitalized during fiscal year 2011 approximately $876,000 in interest expense.  The total interest capitalized at the end of fiscal year 2011 and 2010 was $4.3 million and $3.5 million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE exercised its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.

On March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. (an affiliate of Office Depot, Mexico) for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is a board member of Office Depot, Mexico.

NOTE 5 – EARNINGS PER SHARE

The Company presents basic and diluted Income Per Share (“EPS”) using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share  for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units authorized within the 1998, 2001 and 2002 Equity Participation Plans of the Company.  In addition, the Company determines the diluted income per share by excluding the basic weighted average of stock options outstanding from the calculation of diluted net income per share.

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Years Ended August 31,
	2011	2010	2009
Net income from continuing operations attributable to PriceSmart	$61,836	$49,299	$42,347
Less: Earnings and dividends allocated to unvested stockholders	952	870	914
Less: Dividend distribution to common stockholders	17,697	14,664	14,512
Basic undistributed net earnings available to common stockholders from continuing operations attributable to PriceSmart	$43,187	$33,765	$26,921
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	17,697	14,664	14,514
Net earnings available to common stockholders from continuing operations attributable to PriceSmart	$60,884	$48,429	$41,435
Net earnings (loss) available to common stockholders from discontinued operations	$(86)	$16	$(28)
Basic weighted average shares outstanding	29,441	29,254	28,959
Add dilutive effect of stock options (two-class method)	9	25	98
Diluted average shares outstanding	29,450	29,279	29,057
Basic income per share from continuing operations attributable to PriceSmart	$2.07	$1.66	$1.43
Diluted income per share from continuing operations attributable to PriceSmart	$2.07	$1.65	$1.43
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00

	Years Ended August 31,
	2011	2010	2009
Net income attributable to PriceSmart:
Income from continuing operations	$61,836	$49,299	$42,347
Income (loss) from discontinued operations, net of tax	(86)	16	(28)
	$61,750	$49,315	$42,319

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1-19-11	$0.60	2-15-11	2-28-11	$0.30	8-15-11	8-31-11	$0.30
1-27-10	0.50	2-15-10	2-26-10	0.25	8-13-10	8-31-10	0.25
1-29-09	0.50	2-13-09	2-27-09	0.25	8-14-09	8-31-09	0.25

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Stockholder Contribution

No stockholder contributions were recorded for the fiscal year 2011.

 In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.

 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments of approximately $21.9 million and $16.2 million and unrealized losses on interest rate swaps (net of tax) of approximately $748,000 and $576,000 as of August 31, 2011 and August 31, 2010, respectively, and unrealized expenses (net of tax) on defined benefit plan of $273,000 for fiscal year 2011.  The unfavorable translation adjustments during the twelve months of fiscal year 2011 of approximately $5.8 million were primarily due to weaker foreign currencies and the reclassification of approximately $4.9 million from Accumulated Other Comprehensive Loss to accumulated depreciation (see Note 1 - Company Overview and Basis of Presentation). The $172,000 increase in unrealized losses was mainly due to the change in the fair value of the interest rate swaps from August 31, 2010 to August 31, 2011. The $273,000 is the result of recording the funding obligations for the defined benefit plan entered into by the Company on January 21, 2011 in Trinidad. (See Note 7 – Retirement Plan).  The favorable translation adjustments of approximately $670,000 during fiscal year 2010 were due to a weaker U.S. dollar.

Retained Earnings Not Available for Distribution

As of August 31, 2011 and 2010, retained earnings (accumulated deficit) included retained earnings designated as legal reserves of various subsidiaries of approximately $4.4 million and $3.2 million, respectively, at various subsidiaries, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

NOTE 7 – RETIREMENT PLAN

Defined Contribution Plans

PriceSmart offers a defined contribution retirement and 401(k) plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. Effective January 1, 2011, the Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed.  Prior to January 1, 2011, the Company made nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation up to the IRS maximum allowed.  The annual increase to expense from this change was approximately $334,000.  Employer contributions to the 401(k) plan for the Company's U.S. employees were $900,000, $566,000 and $486,000 during fiscal years 2011, 2010 and 2009, respectively. The Company has defined contribution plans for its employees in Panama, Costa Rica, Trinidad, and Jamaica and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $497,000, $409,000 and $413,000 during fiscal years 2011, 2010 and 2009, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Plan

On January 21, 2011, PS Operations Ltd. (“ a subsidiary of the Company”) in Trinidad signed a collective labor agreement with the Oil Workers Trade Union on behalf of the hourly rated weekly paid and hourly rated bi-monthly paid employees who are members of the Union.  Management has determined that the agreement contains a Defined Benefit Plan within the contract for retirement pay.  The Company will not be funding the obligation.  As a result, the entire amount of the benefit obligation is presented as a long-term liability on the consolidated balance sheets.  The Company will make payments on any obligation that becomes due from available cash.  The following table summarizes the amount of the funding obligation and the line items at which it is recorded on the consolidated balance sheets and consolidated statements of income as of and for the fiscal year ended August 31, 2011 (in thousands):

	Other Long-Term Liability	Accumulated Other Comprehensive Loss		Operating Expenses
Service cost	$(91)	$—		$90
Interest cost	(13)	—		13
Prior service cost (including amortization)	(359)	355		9
Actuarial gains/(losses)	(9)	9		—
Totals	$(472)	$364	(1)	$112

(1)	The Company has recorded a deferred tax asset amount of $91,000, with the unrealized expense on deferred benefit plan and recorded net of tax, accumulated other comprehensive loss for $273,000.

Valuation Assumptions Used in the Accounting of the Plan:	Percentage
Discount rate	5%
Future salary escalation	4%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	7%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	1%

NOTE 8 – STOCK BASED COMPENSATION

The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSA's”) and restricted stock units (“RSU's”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSA's and RSU's is based on the fair market value at the time of grant with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period of five years, graded ratably at the rate of 20% per year over the five-year period.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates.  The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense for stock-based compensation or a reduction in paid-in capital from the tax deficiency resulting from stock-based compensation in excess of the related tax deduction, based on the Tax Law Ordering method.  In addition, the Company reflects the tax saving (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted four stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors.  The 1997 Stock Option Plan of PriceSmart, Inc. authorizes 700,000 shares of the Company's common stock for issuance.  The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options.  The Company no longer grants options under the 1997 Plan.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under all four plans typically vest over five years and expire in six years.  The 1998, 2001 and 2002 plans also allow restricted stock awards and restricted stock units, which typically vest over five years.  As of August 31, 2011, 2010 and 2009, an aggregate of 260,344, 353,813 and 504,572 shares, respectively, were available for future grants under the 1998, 2001 and 2002 Equity Participation Plans.

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2011, 2010 and 2009 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Twelve Months Ended
	August 31,
	2011	2010	2009
Restricted stock awards	$3,780	$3,670	$3,145
Restricted stock units	202	68	93
Options granted to directors	55	40	60
Stock-based compensation expense	$4,037	$3,778	$3,298

The following table summarizes various concepts related to stock-based compensation as of and for the twelve-months ended August 31, 2011, 2010 and 2009:

	Twelve Months Ended
	August 31,
	2011	2010	2009
Remaining unrecognized compensation cost (in thousands)	$8,319	$8,598	$7,789
Weighted average period of time over which this cost will be recognized (years)	3.2	3.0	3.2
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$752	$(57)	$(16)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2011, 2010 and 2009 was as follows:

	Twelve Months Ended
	August 31,
	2011	2010	2009
Grants outstanding at beginning of period	558,821	618,250	748,860
Granted	95,700	151,930	104,510
Forfeited	(8,231)	(4,971)	(32,836)
Vested	(209,679)	(206,388)	(202,284)
Grants outstanding at end of period	436,611	558,821	618,250

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value for restricted stock awards and units for twelve-months of fiscal years 2011, 2010 and 2009:

	Twelve Months Ended August 31,
	2011	2010	2009
Restricted stock awards and units granted – weighted average grant date fair value	$41.25	$23.36	$18.43
Restricted stock awards and units vested – weighted average grant date fair value	$16.72	$16.58	$16.21
Restricted stock awards and units vested – weighted average vesting date fair value	$40.92	$21.24	$16.31
Restricted stock awards and units forfeited – weighted average grant date fair value	$23.58	$18.69	$15.06

The total fair market value of restricted stock awards and units vested during the years ended August 31, 2011, 2010 and 2009 was approximately $8.3 million, $4.2 million and $3.3 million, respectively.

The table below reflects repurchases of shares by the Company at the stock price at vesting dates to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

	Twelve Months Ended August 31,
	2011	2010	2009
Repurchased shares	69,146	70,679	69,062
Repurchased amount (in thousands)	$2,711	$1,434	$1,128

As of August 31, 2011 and 2010, the Company had 30,800 and 35,200 stock options outstanding under its stock plans, respectively.  Stock-based compensation for options represented 1.4% of the total stock-based compensation for fiscal year 2011.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

NOTE 9 – ASSET IMPAIRMENT AND CLOSURE COSTS FOR CONTINUING OPERATIONS

 During fiscal year 2003, the Company closed the warehouse known as the Guatemala Plaza, Guatemala warehouse and relocated the warehouse to a new site. The decision to close the warehouse club resulted from the determination that the location was not conducive to the successful operation of a PriceSmart warehouse club.   The vacated warehouse site was subsequently subleased by the Company. The Company finalized an agreement on June 3, 2009 to terminate the Company's rights and obligations with respect to the property where the former Guatemala Plaza warehouse club was located.  The lease liability as of that date was approximately $3.8 million. Cash paid for the lease buy out was $3.1 million and gain on the lease buy out was recorded for approximately $651,000.

During fiscal year 2009, asset impairment and closure costs (income) were approximately ($249,000), which were primarily due to the gain on the Guatemala Plaza lease buyout offset by impairment of discontinued equipment.  The Company recorded closure cost (income) of approximately ($418,000) in fiscal year 2009. These closure costs (income) consisted of ($651,000) to record a gain for the lease buy out of Guatemala plaza, $201,000 of additional lease obligations due to a rent increase and $176,000 of other associated costs. The Company also recorded ($144,000) in closure cost gains for interest income related to the note issued for the sale of the East Side Santo Domingo, Dominican Republic location. The note was paid in full during the third quarter of fiscal year 2009. The Company recorded approximately $169,000 in impairment costs for the impairment of POS hardware, slip sheets, and bulk packaging equipment in fiscal year 2009.

With the transfer of the lease and sublease and the payment of the note receivable in fiscal year 2009, the Company no longer recorded any closure costs related to these two closed locations beginning in fiscal year 2010.  The Company recorded approximately $18,000 for impairment charges in fiscal year 2010, related to the impairment of warehouse equipment.

The Company did not record asset impairment charges during fiscal year 2011.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (See Note 11 - Income Taxes for additional information).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2011 and August 31, 2010, the Company had recorded within other accrued expenses a total of $2.8 million and $2.1 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, in estimating probable additional income tax liability taking into account uncertain tax positions and in evaluating the probable additional tax associated with various non-income tax filing positions.  As such, the Company is unable to make a reasonable estimate of the sensitivity to change of estimates affecting its recorded liabilities.  As additional information becomes available, the Company assesses the potential liability and revises its estimates as appropriate.  While the Company believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby actual losses may exceed estimated losses.

See Note 17 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services expires on December 31, 2011.  Future minimum service commitments related to this contract for the period less than one year is approximately $42,000.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties, although the Costa Rican Health Ministry (“HM”), in granting the health permit for the WRB, has required that the Company construct a wall at part of the perimeter of the HSA property to protect the slope that supports the WRB.  The Company is currently processing the necessary permits and has retained a contractor to construct this wall.  To support additional development on the PPA property, certain additional improvements to the WRB are required, as recommended by relevant professionals retained by the Company. The Company will submit applications to process the necessary permits to perform these improvements during the next dry season.  The Company has not recorded a liability for any of these matters as of August 31, 2011 or August 31, 2010.

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

NOTE 11 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2011	2010	2009
United States	$24,259	$17,390	$4,539
Foreign	$65,097	$54,850	$51,163
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$89,356	$72,240	$55,702

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2011	2010	2009
Current:
U.S.	$4,905	$3,540	$(659)
Foreign	21,170	15,054	14,650
Total	$26,075	$18,594	$13,991
Deferred:
U.S.	$375	$2,973	$1,001
Foreign	146	1,870	951
Valuation allowance charge (release)	872	(650)	(2,874)
Total	$1,393	$4,193	$(922)
Provision for income taxes	$27,468	$22,787	$13,069

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2011, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2011	2010	2009
Federal tax provision at statutory rates	35.00%	34.00%	34.00%
State taxes, net of federal benefit	0.84	0.47	0.11
Differences in foreign tax rates	(3.74)	(3.39)	(7.03)
Permanent items and other adjustments	(2.34)	1.36	1.54
Increase (decrease) in Foreign valuation allowance	0.98	(0.90)	(5.16)
Provision for income taxes	30.74%	31.54%	23.46%

Significant components of the Company’s deferred tax assets as of August 31, 2011 and 2010 are shown below (in thousands):

	August 31,
	2011	2010	2009
Deferred tax assets:
U.S. net operating loss carryforward	$8,953	$9,688	$10,437
U.S. capital loss carryforward	—	4,318	4,318
U.S. timing differences and AMT credits	294	1,787	2,392
Deferred compensation	683	921	1,258
Foreign tax credits	3,569	4,944	5,859
Foreign deferred taxes	15,421	14,264	15,414
Total deferred tax assets	28,920	35,922	39,678
U.S. valuation allowance	(8)	(8,350)	(8,350)
Foreign valuation allowance	(7,661)	(7,296)	(7,772)
Net deferred tax assets	$21,251	$20,276	$23,556

As of August 31, 2011 and 2010, the Company had deferred tax liabilities of $2.4 million and $1.6 million, respectively, arising from timing differences in certain subsidiaries.

During fiscal year 2011, the Company incurred current tax expense of $26.1 million and recognized a net deferred tax expense of $1.4 million, resulting in a net tax expense of $27.5 million.  During fiscal year 2010, the Company incurred current tax expense of $18.6 million and recognized a net deferred tax expense of $4.2 million, resulting in net tax expense of $22.8 million.  The effective tax rate for fiscal year 2011 is 30.74%, as compared to the effective tax rate for fiscal year 2010 of 31.54%.  For fiscal year 2011, the decrease in the effective tax rate is primarily attributable to a $3.1 million decrease in tax expense due to the correction of an error identified in the Company’s reconciliation of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns (see Note 1 - Company Overview and Basis of Presentation). This decrease was offset by the following: (i) an increase in U.S. statutory tax rate from 34% to 35%; (ii) a $516,000 undistributed profits tax in Panama for accumulated retained earnings that the Company is not planning to repatriate to the US; (iii) a $581,000 income tax accrual for uncertain tax positions; and (iv) a charge to taxes due to a taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations which started during fiscal year 2010. This valuation allowance was necessary because the Colombia operations have not established an earnings history to support recording a tax benefit.

For fiscal year 2011, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.  During fiscal year 2011, the Company reversed $8.3 million of previously recorded valuation allowance on its US deferred tax assets due to the following: (i) expiration of capital loss carryforwards of $4.3 million; (ii) a correction of an error related to net operating and capital loss carryforwards of $3.1 million; and (iii) a $900,000 conversion of foreign tax credits to net operating losses.  There were no reversal of previously recorded foreign valuation allowances during fiscal years 2011 and 2010. Accordingly, the Company had net foreign deferred tax assets of $7.8 million and $7.0 million as of August 31, 2011 and 2010, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has federal and state tax net operating loss carryforwards, or NOLs, at August 31, 2011 of approximately $29.8 million and $4.6 million, respectively. The federal and state tax loss carryforwards generally expire during periods ranging from 2015 through 2025, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year.   In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carryforward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there will be annual limitations in the amount of U.S. profits that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, will be limited on an annual basis.   This annual limitation is approximately $3.5 million per year.  The Company does not believe this will impact the recoverability of these NOLs.

As of August 31, 2011, the Company also has foreign tax credits that expire from 2015 through 2020 of $3.6 million.  Due to their shorter recovery period and limitations applicable under section 383 of the Internal Revenue code regarding changes of ownership, the Company had, as of August 31, 2010, valuation allowances of $1.0 million on U.S. foreign tax credit carryforwards generated before the date of the deemed ownership change. During fiscal year August 31, 2011, the Company elected to convert $900,000 of these foreign tax credits into net operating losses.

The Company’s capital loss carryforwards resulting from the disposal of PSMT Philippines and Mexico expired during fiscal year 2011. As such, the capital loss carryforward deferred tax assets and related valuation allowance recorded against them were reversed during the fiscal year.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2011 and 2010, the undistributed earnings of these foreign subsidiaries are approximately $144.7 million and $96.9 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	August 31,
	2011	2010
Balance at beginning of fiscal year	$13,615	$13,851
Additions based on tax positions related to the current year	1,130	429
Reductions for tax positions of prior years	—	(166)
Settlements	(643)	(21)
Expiration of the statute of limitations for the assessment of taxes	(574)	(478)
Balance at end of fiscal year	$13,528	$13,615

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2011, the liability for income taxes associated with uncertain tax benefits was $13.5 million and can be reduced by $11.6 million of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes pursuant to ASC 740-10. The net amount of $1.9 million, if recognized, would favorably affect the Company’s financial statements and favorably affect the Company’s effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2012 is expected to result in a reduction to long-term income taxes payable totaling $1.5 million.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2011 and 2010, the Company had accrued $1.3 million and $1.5 million, respectively, (before income tax benefit) for the payment of interest and penalties.

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

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1997 through 2001 and 2003 through 2011
California (U.S.) (state return)	2004 through 2011
Florida(U.S.) (state return)	2005 through 2011
Aruba	2002 to the present
Barbados	2005 to the present
Costa Rica	2008 to the present
Colombia	2009 to the present
Dominican Republic	2006 to the present
El Salvador	2007 to the present
Guatemala	2008 and 2010
Honduras	2006 to the present
Jamaica	2005 to the present
Mexico	2006 to the present
Nicaragua	2007 to the present
Panama	2008 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present

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

Cash amounts paid during fiscal year 2011, 2010 and 2009 for income taxes were $22.4 million, $19.3 million, and $13.0 million, respectively.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

August 31, 2010	$27,940	$3,551	$470	$23,919	9.5%

Long-term debt consists of the following (in thousands):

	August 31,	August 31,
	2011	2010
Note due July 2017, 9.0% fixed rate(5)	$5,147	$5,858
Note due November 2017, (six-month LIBOR + 1.5%) 1.92% current Rate(3) (5) (6)	2,925	3,375
Note due November 2017, (BB Prime rate – 2%)(8)	—	3,334
Note due September 2014, 5.5% fixed rate(1) (5) (6)	6,467	7,267
Note due August 2018, (1 year LIBOR + 2.75%) 3.55% current rate(3) (5)	6,300	7,200
Note due February 2016, 6.71% fixed rate(1) (5) (6)	7,125	8,075
Note due August 2014, 5.5% fixed rate(1) (5) (6)	8,000	9,000
Note due January 2015, 5.5% fixed rate (1) (5) (6)	5,050	5,650
Note due March 2015, (Variable interest, to be reviewed annually)10.25% current rate(2)	4,311	5,511
Note due August 2015, (Yr-1 5.0% Fixed rate, Yrs 2-3 5.5% Fixed rate and Yrs 4-5 Prime rate + 2.5%) 5.0% current rate(1) (5)	4,500	5,000
Note due November 2015, (six-month LIBOR + 2.4%) 2.83% current rate(4) (6)	8,000	—
Note due April 2016, (three-month LIBOR + 0.7%) 0.945% current rate (6) (9) (10)	7,924	—
Note due July 2016, (three-month LIBOR + 0.7%) 0.954% current rate (6) (9) (11)	2,000	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan) (7)	473	450
Total long-term debt	68,222	60,720
Less: current portion	7,771	7,715
Long-term debt, net of current portion	$60,451	$53,005

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Loan contains a balloon payment for net principal due at the end of the loan term.
(2)
As collateral for this loan, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit with an initial interest rate of 3.88%.  The certificate of deposit is for $4.9 million as of August 31, 2011.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan.

(3)
The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments on these loans.  (See Note 14 – Derivative Instruments and Hedging Activities.)

(4)
On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The Company’s Colombia subsidiary is required to comply with certain annual financial covenants, which include debt service and leverage ratios.  The first reporting period for these financial covenants will be on December 31, 2011. The credit facility is renewable for an additional five-year period at PriceSmart, Colombia's option.  As collateral for this credit facility, the Company entered into an agreement with Citibank, N.A. to open and maintain a certificate of deposit equal to the amount outstanding on the loan with an initial interest rate of 6 month LIBOR plus 1.66%.

(5)
As of August 31, 2011 and August 31, 2010, approximately $45.5 million and $54.8 million, respectively, of the Company's long-term debt was collateralized by certain land, buildings, fixtures, equipment and shares of each respective subsidiary. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $93.2 million and $87.4 million as of August 31, 2011 and August 31, 2010, respectively.

(6)
As of August 31, 2011 and August 31, 2010, approximately $47.5 million and $36.7 million, respectively, relate to loans held by the Company’s subsidiaries in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of August 31, 2011 and August 31, 2010, the Company was in compliance with respect to these covenants.

(7)
As of August 31, 2011 and August 31, 2010, approximately $473,000 and $450,000, respectively, of the Company’s long-term debt, current portion was collateralized by shares that the Company owns in the joint venture, Newco2.  (See Note 17 – Unconsolidated Affiliates.)  On September 29, 2011, the Company exercised its option to cancel its participation in this joint venture. (See Note 19 – Subsequent Events).

(8)	On November 25, 2010, the Company’s Barbados subsidiary paid off its Barbados local currency loan to Citicorp Merchant Bank Limited for approximately $3.3 million.
(9)
On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011 and a second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with an $8.0 million and $2.0 million secured time deposit, respectively. Subsequent to August 31, 2011, the Company drew down the third and final tranche of $6.0 million on September 30, 2011 and the Company secured this portion of the loan with a $6.0 million secured time deposit.  The Company’s Colombia subsidiary is required to comply with certain annual financial covenants, which include debt service and leverage ratios.  The first reporting period for these financial covenants will be on December 31, 2011.

(10)
The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”).  Under the cross-currency interest rate swap agreement, the Company will receive variable interest in U.S. dollars based on the three-month LIBOR rate plus 0.7% on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional of COP 14,136,000,000 for a term of approximately five years.  The first LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank. (See Note 14 – Derivative Instruments and Hedging Activities.)

(11)
The Company’s Colombia subsidiary has subsequently entered into cross-currency interest rate swap agreements dated October 21, 2011 with the Bank of Nova Scotia with respect to notional amounts of U.S dollar $2.0 million and U.S dollar $6.0 million, respectively. On the first of these additional swaps, the Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 0.7% on a notional of U.S. $2.0 million (“the floating leg”) and pay fixed COP interest of 5.30% on a notional of COP 3,801,600,000 (“the fixed leg”) for a term of approximately five years (Effective date of July 29, 2011 through April 1, 2016).  On the second of these swaps, the Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 0.7% on a notional of U.S. $6.0 million (“the floating leg”) and pay fixed COP interest of 5.45% on a notional of COP 11,404,800,000 (“the fixed leg”) for a term of approximately five years (effective date of September 29, 2011 through April 1, 2016).

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

            Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2011	$7,771
2012	7,298
2013	12,298
2014	14,213
2015	23,495
Thereafter	3,147
Total	$68,222

NOTE 13 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between December 20, 2012 and July 5, 2031.

As of August 31, 2011, the Company’s warehouse clubs occupied a total of approximately 1,932,612 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate		Remaining
			Square	Current Lease	Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras(1)	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2013	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2012	none
San Diego, CA(2)	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL(3)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years

(1)	On July 1, 2011, the Company added to its existing lease in the warehouse club located in Tegucigalpa, Honduras, approximately 29,760 square feet of parking space.
(2)	On April 27, 2011, the Company executed a second amendment to include an additional space of 4,325 square feet at its corporate headquarters.
(3)
On July 27, 2010, in order to consolidate Miami facilities, the Company renegotiated its existing lease for its primary distribution center in Miami, extending the term and adding approximately 74,000 square feet of warehouse space.  During June 2011, the Company began to utilize this area to consolidate its dry, frozen and refrigerated merchandise distribution facilities.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2011, 2010 and 2009 (in thousands):

	Years ended August 31,
	2011	2010	2009
Minimum rental payments	$6,883	$6,855	$6,601
Deferred rent accruals	724	438	268
Total straight line rent expense	7,607	7,293	6,869
Contingent rental payments	2,070	1,561	1,325
Common area maintenance expense	792	920	774
Rental expense	$10,469	$9,774	$8,968

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Open Locations(1)
2012	$6,833
2013	6,950
2014	6,960
2015	7,026
2016	6,417
Thereafter	43,720
Total	$77,906

(1)	Operating lease obligations have been reduced by approximately $560,000 to reflect sub-lease income.

Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

 The following table summarizes the components of rental income recorded for operating leases for fiscal years 2011, 2010 and 2009 (in thousands):

	Years ended August 31,
	2011	2010	2009
Minimum rental receipts	$2,676	$2,413	$2,271
Deferred rent accruals	104	184	350	(1)
Total straight line rent income	2,780	2,597	2,621
Contingent rental receipts	99	76	99
Common maintenance area income	60	51	11
Rental income	$2,939	$2,724	$2,731

(1)	The Company recorded deferred rental income of $279,000 in the first quarter of fiscal year 2009 based on a revised calculation that did not affect subsequent quarters.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2011 (in thousands):

Years ended August 31,	Amount
2012	$1,964
2013	1,769
2014	1,547
2015	1,423
2016	1,208
Thereafter	5,169
Total	$13,080

NOTE 14 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross currency interest rate swap that converts its foreign currency denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The Company formally documents the hedging relationships for all derivative instruments. As of August 31, 2011 and August 31, 2010, all of the Company’s derivative financial instruments are designated and qualify as cash flow hedges.  The Company has procedures in place in order to monitor and control the use of derivative financial instruments and ensure they are not used for trading or speculative purposes.

The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”) for a notional amount of $8.0 million. The cross-currency interest rate swap agreement converts the Company's foreign currency United States dollar denominated floating interest payments on the $8.0 million long-term debt with Scotia Bank to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of 3 month LIBOR plus a margin of 0.7%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar interest based on the three-month LIBOR rate plus 0.7% on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional amount of COP 14,136,000,000 for a term of approximately five years (effective date of April 1, 2011 through April 1, 2016).  The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank.

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

For the twelve-month periods ended August 31, 2011, 2010, and 2009 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the twelve-months ended August 31, 2011	$407	$450	$857
Interest expense for the twelve-months ended August 31, 2010	$446	$293	$739
Interest expense for the twelve-months ended August 31, 2009	$675	$144	$780

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of August 31, 2011	Notional Amount as of August 31, 2010
RBTT	$6,300	$7,200
Scotiabank	$8,000	$—
Citibank N.A.	$2,925	$3,375
Total	$17,225	$10,575

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	August 31, 2011		August 31, 2010
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other Accrued Expenses	$544	Other Accrued Expenses	$767
Cross currency interest rate swap(2)	Other Accrued Expenses	340	Other Accrued Expenses	—
Total derivatives designated as hedging instruments(3)		$884		$767

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $408,000 and $576,000, net of tax, as of August 31, 2011, and August 31, 2010, respectively.  The Company has recorded a deferred tax asset amount of $136,000.

(2)
The effective portion of the cross currency interest rate swap was recorded as a loss to accumulated other comprehensive loss for $340,000 as of August 31, 2011.  The Company has recorded a valuation allowance on the related deferred tax asset.

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

The Company did not acquire any noncontrolling interests during fiscal year 2011 or fiscal year 2009.

NOTE 16 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $30,000, $39,000 and $26,000 for the twelve-months ended August 31, 2011, 2010 and 2009, respectively, for these services.

Relationship with Robert Price: In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.  For the twelve months ended August 31, 2010 and 2011, no contributions were made by Robert Price.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008.   Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the twelve months ended August 31, 2011, 2010 and 2009.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $63,000, $64,000 and $30,000 in legal expenses with this firm for the twelve-months ended August 31, 2011, 2010 and 2009, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.3 million, $1.2 million, and $1.3 million in rental income for this space during the twelve-months ended August 31, 2011, 2010 and 2009, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $313,000, $271,000 and $235,000 for products purchased from this entity during the twelve-months ended August 31, 2011, 2010 and 2009, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.7 million, $2.0 million and $3.8 million for the twelve-months ended August 31, 2011, 2010 and 2009, respectively.

Relationship with Gonzalo Barrutieta:  Gonzalo Barrutieta has been a director of the Company since February 2008.  Mr. Barrutieta is a member of the Board of Directors of Office Depot Mexico, which operates Office Depot Panama, which rents retail space from the Company.  The Company has recorded approximately $246,000, $242,000 and $240,000 in rental income and common area maintenance charges for this space during the twelve-months ended August 31, 2011, 2010, and 2009, respectively.  Additionally, the Company sold to OD Panama, S.A. approximately 2,600 square meters of undeveloped land, located adjacent to the Panama, Via Brasil PriceSmart location, for approximately $2.1 million during the fiscal year ended August 31, 2011.  Also during the fiscal year ended August 31, 2011 the Company's joint venture Golf Park Plaza, S.A. ("GPP") and Office Depot Panama entered into a 30 year lease, with an option to buy, approximately 2,400 square meteres of land, as to which Office Depot Panama: (i) made an initial rental pre-payment to GPP in the sum of approximately $545,000 at the time of signing the lease agreement; (ii) will pay an additional sum of approximately $436,000 in prepaid rent at the time the building is completed and opened to the public or 365 days from execution of the contract, whichever occurs first; (iii) will pay monthly rent of $1,000 per month starting 365 days from execution of the contract or at the time the building is complete and open to the public, whichever occurs first; and (iv) would pay an additional balance due of approximately $109,000 less any rental payments previously applied on the lease of the land if and when Office Depot exercises its option to purchase the land.

    Relationships with Price Charities: During the twelve months ended August 31, 2011, 2010 and 2009, the Company sold approximately $86,000, $106,000 and $77,000, respectively, of supplies to Price Charities, a charitable non-profit public benefit corporation.  Robert E. Price, the Company’s Chairman of the Board, is also a board member of Price Charities.  The Company also participates with Price Charities in a charitable program known as “Aprender y Crecer” ("Learn and Grow”), by allowing PriceSmart members to donate money in the warehouse clubs to that program.  The Company collaborates with Price Charities and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received was approximately $13,000 as of August 31, 2011.  No liability was owed as of August 31, 2010.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Relationships with Price Plaza Alajuela PPA, S.A.: The Company earned income of approximately $3,000 and $67,000 for advisory and construction service fees during the twelve-months ended August 31, 2010 and 2009 from Price Plaza Alajuela, S.A. (see Note 17 - Unconsolidated Affiliates).  The Company did not record any income during the twelve-months ended August 31, 2011.  On October 7, 2010, the Company completed an adjustment to the property boundaries between property owned by the Company at its Alajuela, Costa Rica warehouse club and property owned by Price Plaza Alajuela.  The purpose of the adjustment to these boundaries is to adjust the land boundaries so that the land parcels owned by each entity can be utilized in the most economical means.  The net effect of the realignment was that the Company purchased an additional 2,099 square feet of land for approximately $38,000.

Relationships with GolfPark Plaza, S.A.: During fiscal year 2010, the Company earned income of approximately $23,000 for advisory and construction service fees from GolfPark Plaza, S.A. (see Note 17 - Unconsolidated Affiliates).  The Company did not record any income during fiscal year 2011.

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated parties.

NOTE 17 – UNCONSOLIDATED AFFILIATES

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in this joint venture of approximately $424,000. The Company obtained a three-year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $475,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The deemed interest on the loan is amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The Company has reflected this amount as long-term debt, current portion within its consolidated balance sheet as of August 31, 2011 and as long-term debt, net of current portion, as of August 31, 2011.  As a result of the loan, the shares of the Company are held within a trust, established as part of the loan agreement with Prico.  As of August 31, 2011, there are no commitments to make additional capital contributions to this joint venture.

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of August 31, 2011 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	4,616	483	(55)	5,044	2,018	7,062
Price Plaza Alajuela, S.A.	2,193	377	(35)	2,535	1,645	4,180
Newco2(4)	424	64	(4)	484	—	484	(3)
Total	7,233	924	(94)	8,063	3,663	11,726

(1)
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

(3)	The amount includes the imputed interest on the loan from Prico.
(4)	On September 29, 2011, the Company exercised its option to cancel its participation in its agreement with Prico to jointly own Newco2 (See Note 19 – Subsequent Events).

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31,	August 31,
	2011	2010
Current assets	$1,294	$404
Noncurrent assets	6,662	6,608
Current liabilities	1,003	27
Noncurrent liabilities	—	—

	Years Ended August 31,
	2011	2010	2009
Net loss	$(104)	$(44)	$(41)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping warehouse clubs in 13 countries/territories that are located in Latin America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Latin America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.

As of August 31, 2010, the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Twelve-Month Period Ended August 31, 2011
Revenue from external customers	$8,892	$1,081,830	$623,525	$—	$1,714,247
Intersegment revenues	638,684	—	4,875	(643,559)	—
Depreciation and amortization(2)	(1,171)	(11,683)	(8,300)	—	(21,154)
Operating income	25,224	49,499	16,157	—	90,880
Interest income from external sources	117	624	111	—	852
Interest income from intersegment sources	2,946	1,076	290	(4,312)	—
Interest expense from external sources	(77)	(2,648)	(1,191)	—	(3,916)
Interest expense from intersegment sources	—	(1,164)	(3,148)	4,312	—
Provision for income taxes(3)	(5,357)	(18,539)	(3,572)	—	(27,468)
Net income attributable to PriceSmart	22,753	30,471	8,526	—	61,750
Long-lived assets (other than deferred tax assets)	38,601	192,594	123,356	—	354,551
Goodwill	—	32,152	5,209	—	37,361
Investment in Equity Method Investees	—	8,063	—	—	8,063
Identifiable assets	63,154	388,325	212,849	—	664,328
Capital expenditures, net	4,979	28,940	13,114	—	47,033

Twelve-Month Period Ended August 31, 2010
Revenue from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	(953)	(8,341)	(5,966)	—	(15,260)
Operating income	16,243	41,967	16,683	—	74,893
Interest income from external sources	135	306	112	—	553
Interest income from intersegment sources	3,378	1,057	417	(4,852)	—
Interest expense from external sources	(28)	(2,288)	(407)	—	(2,723)
Interest expense from intersegment sources	(120)	(1,900)	(2,832)	4,852	—
Provision for income taxes	(6,742)	(11,466)	(4,579)	—	(22,787)
Net income attributable to PriceSmart	12,882	27,294	9,139	—	49,315
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Investment in Equity Method Investees	—	8,091	—	—	8,091
Identifiable assets	65,635	305,429	201,501	—	572,565
Capital expenditures, net	4,283	15,400	30,524	—	50,207

Twelve- Month Period Ended August 31, 2009
Revenue from external customers	$3,740	$741,133	$506,755	$—	$1,251,628
Intersegment revenues	409,840	—	3,349	(413,189)	—
Depreciation and amortization	(983)	(7,830)	(5,085)	—	(13,898)
Operating income	3,823	32,601	21,060	—	57,484
Interest income from external sources	148	186	123	—	457
Interest income from intersegment sources	3,769	824	—	(4,593)	—
Interest expense from external sources	(29)	(692)	(979)	—	(1,700)
Interest expense from intersegment sources	(126)	(2,778)	(1,689)	4,593	—
Provision for income taxes	(2,128)	(9,059)	(1,882)	—	(13,069)
Net income attributable to PriceSmart	5,690	20,879	15,750	—	42,319
Long-lived assets (other than deferred tax assets)	27,309	159,607	94,737	—	281,653
Goodwill	—	32,394	5,144	—	37,538
Investment in Equity Method Investees	—	7,658	—	—	7,658
Identifiable assets	43,544	277,481	166,348	—	487,373
Capital expenditures, net	1,948	26,080	21,319	—	49,347

(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2) Includes a $2.6 million error that increased expense in the Latin America operations related to prior periods. See Note 1 - Company Overview and Basis of Presentation.
(3) Includes a $3.2 million error that decreased expense in the United States operations related to prior periods. See Note 1 - Company Overview and Basis of Presentation.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2011 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Loan and cross-currency interest rate swap agreements

On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  Subsequent to August 31, 2011 the Company drew down the third and final tranche of $6.0 million on September 29, 2011 and the Company secured this portion of the loan with a $6.0 million secured time deposit.

The Company’s Colombia subsidiary has subsequently entered into cross-currency interest rate swap agreements dated October 21, 2011 with the Bank of Nova Scotia with respect to notional amounts of U.S dollar $2.0 million and U.S dollar $6.0 million, respectively. On the first of these additional swaps, the Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 0.7% on a notional of U.S. $2.0 million (“the floating leg”) and pay fixed COP interest of 5.30% on a notional of COP 3,801,600,000 (“the fixed leg”) for a term of approximately five years (Effective date of July 29, 2011 through April 1, 2016).  On the second of these swaps, the Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 0.7% on a notional of U.S. $6.0 million (“the floating leg”) and pay fixed COP interest of 5.45% on a notional of COP 11,404,800,000 (“the fixed leg”) for a term of approximately five years (effective date of September 29, 2011 through April 1, 2016).

Cancellation of equity participation in joint venture agreement

On September 29, 2011 the Company exercised its option to cancel its participation in its agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  To finance the investment, the Company obtained a three year, zero interest loan from Prico for approximately $475,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The deemed interest on the loan was amortized monthly, with the interest charged to interest expense.  As a result of the Company’s exercising its option to cancel its participation in Newco2, the Company recorded the cancellation of the loan payable for approximately $475,000 on September 29, 2011 by releasing to Prico Enterprises the shares of Newco2 held within the trust established as part of the original loan agreement.  As a result of this exercise the Company no longer has any interest in the joint venture Newco2.

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2011 and 2010 is as follows:

Fiscal Year 2011	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2010	Feb. 28, 2011	May 31, 2011	Aug. 31, 2011	Aug. 31, 2011
Total net warehouse club and export sales	$378,740	$442,135	$423,527	$439,676	$1,684,078
Total cost of goods sold	319,157	376,331	360,339	374,877	1,430,704
Net income attributable to PriceSmart from continuing operations	14,846	18,010	16,365	12,615	61,836
Discontinued operations, net of tax	7	(93)	(75)	75	(86)
Net income attributable to PriceSmart	14,853	17,917	16,290	12,690	61,750
Basic income per share	$0.50	$0.60	$0.55	$0.42	$2.07
Diluted income per share	$0.50	$0.60	$0.55	$0.42	$2.07

Fiscal Year 2010	Three Months Ended,				Year Ended
(in thousands, except per share data)	Nov. 30, 2009	Feb. 28, 2010	May 31, 2010	Aug. 31, 2010	Aug. 31, 2010
Total net warehouse club and export sales	$309,240	$359,899	$342,083	$358,718	$1,369,940
Total cost of goods sold	262,271	305,802	289,114	303,077	1,160,264
Net income attributable to PriceSmart from continuing operations	10,368	13,662	12,028	13,241	49,299
Discontinued operations, net of tax	9	35	(4)	(24)	16
Net income attributable to PriceSmart	10,377	13,697	12,024	13,217	49,315
Basic income per share	$0.35	$0.46	$0.40	$0.45	$1.66
Diluted income per share	$0.35	$0.46	$0.40	$0.44	$1.65

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 31, 2011, there were approximately 22,190 holders of record of the common stock.
	Dates		Stock Price
	From	To	High	Low
2011 CALENDAR QUARTERS
First Quarter	9/1/10	11/30/10	$33.28	$25.81
Second Quarter	12/1/10	2/28/11	40.40	33.57
Third Quarter	3/1/11	5/31/11	47.76	32.31
Fourth Quarter	6/1/11	8/31/11	63.81	43.10

2010 CALENDAR QUARTERS
First Quarter	9/1/09	11/30/09	$19.98	$17.75
Second Quarter	12/1/09	2/28/10	21.40	18.79
Third Quarter	3/1/10	5/31/10	25.42	21.26
Fourth Quarter	6/1/10	8/31/10	28.00	23.02

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2011, except as reported on Current Reports on Form 8-K filed during the year.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1-19-11	$0.60	2-15-11	2-28-11	$0.30	8-15-11	8-31-11	$0.30
1-27-10	0.50	2-15-10	2-26-10	0.25	8-13-10	8-31-10	0.25
1-29-09	0.50	2-13-09	2-27-09	0.25	8-14-09	8-31-09	0.25

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the fourth quarter of fiscal year 2011, the Company repurchased a total of 1,710 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the fourth quarter of fiscal year 2011. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June	—	—	—	N/A
July	1,710	$61.20	—	N/A
August	—	—	—	N/A
Total	1,710	$61.20	—	N/A

DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	69
Sherry S. Bahrambeygui	Director Nominee	47
Gonzalo Barrutieta	Director	45
Katherine L. Hensley	Director	74
Leon C. Janks	Director	62
Lawrence B. Krause	Director	81
Jose Luis Laparte	Director, Chief Executive Officer and President	45
Mitch Lynn	Director Nominee	62
Keene Wolcott	Director	80
Edgar Zurcher	Director	60

Information Regarding Directors, and Director Nominees:

Robert E. Price has been Chairman of the Board of the Company since July 1994 and served as Chief Executive Officer of the Company from April 2006 until July 2010. Mr. Price served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Price/Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000.

Sherry S. Bahrambeygui, who will join the Board effective November 15, 2011,  joined The Price Group, LLC in September 2006 and has served as a Managing Member of The Price Group since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Family Charitable Fund, and she is also the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and is a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has been practicing law with an emphasis in employment and business litigation since 1993.

Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, including as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005, Mr. Barrutieta was a director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante) and served as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a director of Hoteles Presidente since 2004, and Office Depot Mexico and Radio Shack Mexico since 2005, and has served as President and director of Operadora IPC de Mexico since 2007.

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

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses.  Mr. Janks is also a certified public accountant.

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

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010.  Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

Mitchell G. Lynn, who will join the Board effective November 15, 2011, served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Price/Costco Wholesale Corporation, and from 1993 until 1994 he served as an executive officer, director and member of the Executive Committee of Price/Costco.  Mr. Lynn was also a member of The Price Group LLC from 2005 to 2008.  Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a 36-store warehouse-style grocery retailer that targets the Hispanic market in the Southwestern United States.  Mr. Lynn is also the founder, owner, General Partner and Chief Executive Officer of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products for international wholesale distribution, primarily through warehouse clubs. Mr. Lynn is also a founder and continuing Managing Member of Early Learning Resources, LLC, dba ECR4Kids (ECR) which designs, manufactures and sells educational/children’s products to wholesale dealers.  Additionally, Mr. Lynn served as a director of United PanAm Financial Corp. (NASDAQ: UPFC) from 2001 until its sale in 2011. Mr. Lynn is a certified public accountant and a licensed real estate broker in California.

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

Edgar Zurcher has been a director of the Company since October 15, 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses as counsel for certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”).  PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta and Roma S.A. dba Roma Prince S.A., from which the Company purchases products to sell to its members at its warehouse clubs, and is a director of Promerica Financial Corporation, S.A. from which the Company received rental income and credit card fees in fiscal years 2008 and 2007.

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President	45
John M. Heffner	Executive Vice President and Chief Financial Officer	57
Robert M. Gans	Executive Vice President, Secretary and General Counsel	62
William J. Naylon	Executive Vice President and Chief Operating Officer	49
Thomas D. Martin	Executive Vice President – Merchandising	55
Brud E. Drachman	Executive Vice President – Construction Management	56
John D. Hildebrandt	Executive Vice President – Operations	53

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010.   Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

John M. Heffner has been Executive Vice President and Chief Financial Officer of the Company since January 2004, after having served as a consultant to the Company on financial matters from September 2003 through December 2003. From February 2000 until August 2003, Mr. Heffner was Vice President of Finance and Chief Financial Officer of Kyocera Wireless Corp. Mr. Heffner’s previous professional experience was with Digital Equipment Corporation, where he held a variety of financial management roles over a 20-year period, and with QUALCOMM Incorporated, where he was a Vice President of Finance from July 1998 until February 2000.

Robert M. Gans has been Executive Vice President, General Counsel and Secretary of the Company since August 1997 and was Executive Vice President and General Counsel of PEI from October 1994 until July 1997. Mr. Gans graduated from the University of California, Los Angeles School of Law in 1975 and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

William J. Naylon has been Executive Vice President and Chief Operating Officer of the Company since January 2002. Mr. Naylon served as Executive Vice President – Merchandising of the Company from July 2001 until January 2002 and as Senior Vice President of the Company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for the Company’s licensee warehouse club operation in Indonesia. Prior to joining the Company, Mr. Naylon was a General Manager for Price/Costco and served in various management roles for TPC.

Thomas D. Martin has been Executive Vice President – Merchandising of the Company since October 1998 and served as Senior Vice President of the Company from August 1997 to September 1998. Mr. Martin previously served as Vice President of PEI from August 1994 until July 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining PEI as Vice President in August 1994, Mr. Martin served as Vice President of Price/Costco from October 1993 to December 1994 and served in various management roles for TPC.

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

John D. Hildebrandt has been Executive Vice President – Operations of the Company since February 2010. Mr. Hildebrandt served as Executive Vice President – Central America and Trinidad Operations from March 2009 through January 2010, as Executive Vice President – Central America Operations from August 2003 until February 2009, as Executive Vice President – Caribbean and Asia Operations from July 2001 until July 2003 and as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company’s Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI’s Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Price/Costco from 1994 through 1996, and served in various management roles for TPC beginning in 1979.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT

Annual Meeting
Wednesday, January 25, 2012 at 10:00 AM
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