Form 10-K/A
period 2011-08-31
PRICESMART INC
filed 2012-01-09
CIK 1041803

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

Explanatory Note

This amendment No. 1 is filed to amend the Annual Report on Form 10-K (the “Form 10-K”) of PriceSmart, Inc. (“PriceSmart” or the “Company”) for the year ended August 31, 2011, originally filed on November 9, 2011, to correct disclosures in the Form 10-K as discussed below.  The following items were amended (Dollar amounts in thousands):

•
Item 8. Financial Statements and Supplementary Data.  The information required by Item 8 was incorporated by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2011 under the heading “Financial Statements and Supplementary Data.” Excerpts from the Annual Report, including “Financial Statements and Supplementary Data”, were filed with the Form 10-K on Exhibit 13.1.  The Company has corrected the total reported for comprehensive income for the fiscal year ended August 31, 2011 in the Consolidated Statements of Stockholders Equity.  The original amount for the total reported was $59,744.  This amount total was a typographical error and has been corrected to read $55,507.

•
Item 15. Exhibits, Financial Statements Schedules. The Financial Statements and Supplementary Data have been updated as described above and a corrected Exhibit 13.1 is included with the amended filing.

      Except as described above, no other changes have been made to the Form 10-K.  The Form 10-K, as amended, continues to speak as of the date of the original filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the original filing.  As part of the amended filing, Exhibits 31.1, 31.2, 32.1 and 32.2 containing the certifications of our Chief Executive Officer and Chief Financial Officer as well as Exhibit 23.1, containing the consent of our independent registered public accounting firm, that were filed as exhibits to the original filing have been re-executed and re-filed as of the date of this amended filing.

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

10.2(b)(48)	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.2(d)(53)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(e)(55)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(3)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(4)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(5)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(6)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(6)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(7)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(7)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(8)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(9)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(10)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(46)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(37)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(40)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(42)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(47)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(44)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(50)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(48)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(51)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(52)**	Twenty First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(53)**	Twenty Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(56)**	Twenty Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(57)**	Twenty Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(60)**	Twenty Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(61)**	Twenty Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(62)**	Twenty Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.4(a)(61)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(62)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.5(12)	Form of Indemnity Agreement.

10.8(a)(16)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(10)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(38)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(52)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(53)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(54)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(57)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(57)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(58)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(61)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(62)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(62)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(a)(52)	Letter Agreement between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited dated November 20, 2008.

10.10(b)(56)	Line of Credit Agreement between PriceSmart and Bacbamer dated October 14, 2009.

10.11(52)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(52)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.23(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.29(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.29(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.29(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.29(d)(37)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.29(e)(41)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.29(f)(42)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.29(g)(44)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.29(h)(48)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.29(i)(52)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.29(j)(53)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.29(k)(57)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.29(l)(61)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.29(m)(62)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.30(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.30(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.30(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.30(d)(10)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.30(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.30(f)(38)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.30(g)(42)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.30(h)(44)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.30(i)(45)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.30(j)(48)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.30(k)(49)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.30(l)(52)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.30(m)(53)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.30(n)(54)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.30(o)(54)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.30(p)(57)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.30(q)(57)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.30(r)(58)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.30(s)(61)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.30(t)(62)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.30(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.33(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.44(a)(8)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.44(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.44(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.44(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.44(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.44(f)(10)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.44(g)(10)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.44(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.44(i)(38)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.44(j)(42)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.44(k)(44)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.44(l)(45)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.44(m)(48)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.44(n)(49)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.44(o)(52)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.44(p)(53)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.44(q)(54)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.44(r)(57)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.44(s)(58)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.44(t)(61)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.44(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.44(v)(62)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.46(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.54(a)(35)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.54(b)(35)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.54(c)(40)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.54(d)(42)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.54(e)(47)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.54(f)(44)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.54(g)(50)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.54(h)(50)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.54(i)(48)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.54(j)(51)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.54(k)(52)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.54(l)(53)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.54(m)(56)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.54(n)(57)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.54(o)(63)**	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.54(p)(60)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.54(q)(61)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.54(r)(62)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.71(a)(48)	Lease Agreement between Flagler Development Company, LLC and PriceSmart, Inc.

10.71(b)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.71(c)(48)	Loan Agreement entered into between PSMT Barbados and Citicorp Merchant Bank Limited dated November 15, 2007.

10.71(d)(56)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.71(e)(57)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.71(f)(58)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.71(g)(58)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.71(h)(59)	Commercial Mortgage Loan Agreement dated August 31, 2010 between PriceSmart Panama, S.A. and Metrobank, S.A.

10.71(i)(60)	Loan Agreement between PriceSmart Colombia, S.A.S. and Citibank, N.A., dated as of November 1, 2010.

10.71(j)(60)	Deposit Agreement between PriceSmart, Inc. and Citibank, N.A., New York, dated as of November 24, 2010.

10.71(k)(60)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.71(l)(60)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.71(m)(60)**	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.71(n)(62)**	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.72(a)(43)**	Restricted Stock Award Agreement between the Company and Jose Luis Laparte dated December 7, 2006.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2011.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.
(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.
(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.
(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.
(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.
(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.
(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.
(20)        Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.
(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.
(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.
(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.
(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.
(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.
(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.
(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.

(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.
(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.
(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.
(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.
(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.
(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.
(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.
(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.
(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.
(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.
(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.
(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.
(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.
(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.
(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.
(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.
(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.
(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.
(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.
(51)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.
(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.
(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.
(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.
(55)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.
(56)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.
(57)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.
(58)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.
(59)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.
(60)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.
(61)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.
(62)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.
(63)	Incorporated by reference to the Company’s original filing of this Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Commission on November 9, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 9, 2012	PRICESMART, INC.

	By:	/s/ JOSE LUIS LAPARTE
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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2011
(amounts in thousands)

				Tax
				benefit	Accum-
				from	ulated	Retained			Total
				stock-	other	Earnings			PriceSmart
			Additional	based	compre-	(Accum-			Stock-	Non-
	Common Stock		Paid-in	compen-	hensive	ulated	Treasury Stock		holders’	Controlling	Total
	Shares	Amount	Capital	sation	loss	deficit)	Shares	Amount	Equity	Interest	Equity
Balance at August 31, 2008	30,196	$3	$373,192	$4,563	$(12,897)	$(77,510)	580	$(12,845)	$274,506	$480	$274,986
Purchase of treasury stock	—	—	—	—	—	—	69	(1,128)	(1,128)	—	(1,128)
Issuance of restricted stock award	88	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(33)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	86	—	559	—	—	—	—	—	559	—	559
Stock-based compensation	—	—	3,298	(16)	—	—	—	—	3,282	—	3,282
Common stock subject to put agreement	—	—	161		—	—	—	—	161	—	161
Purchase of treasury stock for PSC settlement	—	—	—	—	—	—	7	(161)	(161)	—	(161)
Dividend paid to stockholders	—	—	—	—	—	(14,807)	—	—	(14,807)	—	(14,807)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(456)	—	—	—	(456)	—	(456)
Net income	—	—	—	—		42,319	—	—	42,319	265	42,584
Translation adjustment	—	—	—	—	(3,877)	—	—	—	(3,877)	25	(3,852)
Comprehensive income	—	—	—	—	—	—	—	—	37,986	290	38,276
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	71	(1,434)	(1,434)	—	(1,434)
Issuance of restricted stock award	152	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	141	—	873	—	—	—	—	—	873	—	873
Stock-based compensation	—	—	3,778	(57)	—	—	—	—	3,721	—	3,721
Dividend paid to stockholders	—	—	—	—	—	(14,895)	—	—	(14,895)	—	(14,895)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% noncontrolling interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(112)	—	—	—	(112)	—	(112)
Net income	—	—	—	—	—	49,315	—	—	49,315	132	49,447
Translation adjustment	—	—	25	—	670	—	—	—	695	(16)	679
Comprehensive income	—	—	—	—	—	—	—	—	49,898	116	50,014
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Purchase of treasury stock	—	—	—	—	—	—	69	(2,711)	(2,711)	—	(2,711)
Issuance of restricted stock award	71	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144	—	144
Stock-based compensation	—	—	4,037	752	—	—	—	—	4,789	—	4,789
Dividend paid to stockholders	—	—	—	—	—	(17,934)	—	—	(17,934)	—	(17,934)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(172)	—	—	—	(172)	—	(172)
Unrealized expense on defined benefit plan, net of tax	—	—	—	—	(273)	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	61,750	—	—	61,750	—	61,750
Translation adjustment	—	—	—	—	(5,798)	—	—	—	(5,798)	—	(5,798)
Comprehensive income	—	—	—	—	—	—	—	—	55,507	—	55,507
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838	$—	$375,838
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