Form 10-Q
period 2011-11-30
PRICESMART INC
filed 2012-01-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
The registrant had 29,886,025 shares of its common stock, par value $0.0001 per share, outstanding at December 30, 2011.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2011 and the consolidated balance sheet as of August 31, 2011, the unaudited consolidated statements of income for the three  months  ended November 30, 2011 and 2010, the unaudited consolidated statements of equity for the three months ended November 30, 2011 and 2010, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2011 and 2010, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30,
	2011	August 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$58,276	$76,817
Short-term restricted cash	1,240	1,240
Receivables, net of allowance for doubtful accounts of $3 and $5 as of November 30 and August 31, 2011, respectively	3,978	3,655
Merchandise inventories	219,593	177,232
Deferred tax assets – current	5,042	4,252
Prepaid expenses and other current assets	32,581	29,117
Assets of discontinued operations	41	464
Total current assets	320,751	292,777
Long-term restricted cash	28,662	22,626
Property and equipment, net	272,997	281,111
Goodwill	37,236	37,361
Deferred tax assets – long term	15,258	17,000
Other non-current assets (includes $399,000 as of November 30, 2011 for the fair value of derivative instruments)	5,556	5,390
Investment in unconsolidated affiliates	7,582	8,063
Total Assets	$688,042	$664,328
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$5,812	$2,259
Accounts payable	179,852	163,432
Accrued salaries and benefits	10,781	11,681
Deferred membership income	12,027	11,416
Income taxes payable	4,869	7,655
Other accrued expenses	10,905	12,556
Long-term debt, current portion	7,287	7,771
Deferred tax liability – current	433	533
Liabilities of discontinued operations	2	40
Total current liabilities	231,968	217,343
Deferred tax liability – long-term	1,714	1,888
Long-term portion of deferred rent	4,220	4,143
Long-term income taxes payable, net of current portion	3,313	3,310
Long-term debt, net of current portion	63,490	60,451
Other long-term liabilities (includes $460,000 and $884,000 for the fair value of derivative instruments and $515,000 and $471,000 for the defined benefit plan as of November 30 and August 31, 2011, respectively)	975	1,355
Total liabilities	305,680	288,490
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,695,933 shares issued and 29,900,030 shares outstanding (net of treasury shares) as of November 30 and August 31, 2011	3	3
Additional paid-in capital	384,515	383,549
Tax benefit from stock-based compensation	5,242	5,242
Accumulated other comprehensive loss	(31,349)	(22,915)
Retained earnings	42,227	28,238
Less: treasury stock at cost; 795,903 shares as of November 30 and August 31, 2011.	(18,276)	(18,279)
Total equity	382,362	375,838
Total Liabilities and Equity	$688,042	$664,328
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	November 30,
	2011	2010
Revenues:
Net warehouse club sales	$468,329	$377,331
Export sales	2,249	1,409
Membership income	6,331	5,425
Other income	1,776	1,907
Total revenues	478,685	386,072
Operating expenses:
Cost of goods sold:
Net warehouse club	400,481	318,191
Export	2,161	1,344
Selling, general and administrative:
Warehouse club operations	42,509	35,133
General and administrative	9,111	8,810
Pre-opening expenses	162	403
Total operating expenses	454,424	363,881
Operating income	24,261	22,191
Other income (expense):
Interest income	184	129
Interest expense	(1,254)	(956)
Other income (expense), net	(1,269)	332
Total other expense	(2,339)	(495)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	21,922	21,696
Provision for income taxes	(7,933)	(6,845)
Loss of unconsolidated affiliates	7	(5)
Income from continuing operations	13,996	14,846
Income from discontinued operations, net of tax	(7)	7
Net income	13,989	14,853

Net income per share available for distribution:
Basic net income per share from continuing operations	$0.47	$0.50
Basic net income per share from discontinued operations, net of tax	$0.00	$0.00
Basic net income per share	$0.47	$0.50

Diluted net income per share from continuing operations	$0.47	$0.50
Diluted net income per share from discontinued operations, net of tax	$0.00	$0.00
Diluted net income per share	$0.47	$0.50
Shares used in per share computations:
Basic	29,503	29,356
Diluted	29,517	29,362
Dividends per share	$0.00	$0.00

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated	Retained
				Stock-	Other	Earnings
			Additional	based	Compre-	(Accum-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		Total
	Shares	Amount	Capital	sation	Loss	Deficit)	Shares	Amount	Equity
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043
Exercise of stock options	1	—	7	—	—	—	—	—	7
Stock-based compensation	—	—	932	(1)	—	—	—	—	931
Change in fair value of interest rate swaps, net of tax	—	—	—	—	50	—	—	—	50
Net income	—	—	—	—	—	14,853	—	—	14,853
Translation adjustment	—	—	—	—	(198)	—	—	—	(198)
Comprehensive income									14,705
Balance at November 30, 2010	30,626	$3	$380,307	$4,489	$(16,820)	$(725)	727	$(15,568)	$351,686

Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	966	—	—	—	—	—	966
Change in fair value of interest rate swaps, net of tax	—	—	—	—	662	—	—	—	662
Amortization of prior service costs on defined benefit plan, net of tax	—	—	—	—	9	—	—	—	9
Net income	—	—	—	—	—	13,989	—	—	13,989
Translation adjustment to record merger of subsidiaries and correction to translation of Property and Equipment, net	—	—	—	—	(8,888)	—	—	—	(8,888)
Translation adjustment	—	—	—	—	(217)	—	—	—	(217)
Comprehensive income	—	—	—	—	—	—	—	—	5,555
Balance at November 30, 2011	30,696	$3	$384,515	$5,242	$(31,349)	$42,227	796	$(18,276)	$382,362

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)
	Three Months Ended
	November 30,
	2011	2010
Operating Activities:
Net income	$13,989	$14,853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,811	4,237
Allowance for doubtful accounts	(1)	2
(Gain)/loss on sale of property and equipment	86	53
Deferred income taxes	679	827
Discontinued operations	7	(9)
Excess tax deficiency (benefit) on stock-based compensation	—	1
Equity in losses of unconsolidated affiliates	(7)	5
Stock-based compensation	966	932
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(8,343)	(7,813)
Merchandise inventories	(42,362)	(38,165)
Accounts payable	16,421	19,414
Net cash provided by (used in) continuing operating activities	(12,754)	(5,663)
Net cash provided by (used in) discontinued operating activities	377	(218)
Net cash provided by (used in) operating activities	(12,377)	(5,881)
Investing Activities:
Additions to property and equipment	(8,280)	(14,199)
Proceeds from disposal of property and equipment	14	4
Net cash flows provided by (used in) investing activities	(8,266)	(14,195)
Financing Activities:
Proceeds from bank borrowings	45,823	12,951
Repayment of bank borrowings	(38,192)	(9,828)
Release of (addition to) restricted cash	(6,000)	(8,000)
Excess tax (deficiency) benefit on stock-based compensation	—	(1)
Purchase of treasury stock	3	—
Proceeds from exercise of stock options	—	7
Net cash provided by (used in) financing activities	1,634	(4,871)
Effect of exchange rate changes on cash and cash equivalents	468	55
Net increase (decrease) in cash and cash equivalents	(18,541)	(24,892)
Cash and cash equivalents at beginning of period	76,817	73,346
Cash and cash equivalents at end of period	$58,276	$48,454

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,266	$1,062
Income taxes	$8,937	$6,805
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$(473)	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2011

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2011, the Company had 29 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company opened a new warehouse club in Santo Domingo, Dominican Republic on November 5, 2010.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic. The Company opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.  During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club.  During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, The Company acquired this site on December 14, 2011 and plans to construct and operate upon it an additional new warehouse club that the Company anticipates will open in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company primarily operates in three segments based on geographic area.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended August 31, 2011.  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, the Company has evaluated subsequent events through the date and time these financial statements were issued.

During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landcos involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opcos, that they were merged into, had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceases to exist, and all relevant economic activities previously performed by the Landco no longer exist, a significant change in economic facts and circumstances has been determined to have taken place, indicating that the functional currency has changed as the assets are transferred to the Opco. Upon such a transfer, the Company is required to remeasure the nonmonetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items have been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

     During the first quarter of fiscal year 2012, the Company identified errors in the consolidated financial statements for the fiscal year ended August 31, 2011 and for fiscal years previous to 2009.  The errors relate to incorrect (i) accounting for the 2007 merger described above which impacted the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss; and (ii) the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss.  The correction of these errors would have decreased comprehensive income by $6.4 million and increased comprehensive income by $3.1 million in fiscal year 2007 and 2011, respectively.  The total of these corrections, which was recorded in the first quarter of fiscal 2012 as a charge to comprehensive income was approximately $3.3 million and decreased Property and equipment, net and increased Accumulated other comprehensive loss by the same amount.

    The Company has analyzed the impact of these items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which decreased comprehensive income by approximately $3.3 million for the three month period ended November 30, 2011, would be immaterial to the expected full year results for fiscal 2012 and financial position as presented on the consolidated balance sheet.  Correcting the error would not have had a material impact on any individual prior period presented in the 2011 annual report on Form 10-K or affect the trend of financial results.  As provided by SAB 108, the error correction will not require the restatement of the consolidated financial statements for prior periods.

     As a result of recording (i) the fiscal year 2012 merger and the resulting translation adjustment, (ii) the correction of the accounting for the 2007 merger, and (iii) the correction of an error in translation of Property and equipment, net from foreign currencies to U.S. dollars, the Company recorded an increase to Accumulated other comprehensive loss for $8.9 million within the first quarter of fiscal year 2012.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income.  For the first three months of fiscal year 2011, the Company recorded approximately $378,000 in foreign exchange gains that were re-classified to conform to the current presentation.  For the first three months of fiscal year 2012, the Company recorded approximately $1.2 million in foreign exchange losses. The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.

In addition, within the Consolidated Balance Sheets, for the period ended August 31, 2011, the Company reclassified the fair value of derivative instruments from Other accrued expenses to Other long-term liabilities $884,000.

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

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures are a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza and Price Plaza Alajuela are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Restricted Cash – As of November 30, 2011, the Company had short-term restricted cash of approximately $1.2 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais.  The Company had long-term restricted cash as of November 30, 2011 of approximately $28.7 million.  This consisted primarily of certificates of deposit held for $8.0 million with Citibank and $16.0 million held with Scotiabank related to loans in Colombia.  In addition the Company has a certificate of deposit for approximately $3.7 million with Banco del Pais, related to loans in Honduras.  The Company has deposits of approximately $942,000 made directly with federal regulatory agencies and with banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merchandise Inventories – The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted monthly to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.  The uncertainties associated with these methods, assumptions and estimates with regard to the Company’s reported inventory, including the estimated provisions, has not had and is not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically the actual results have not differed materially from the estimates.  The likelihood of any material changes in inventory losses or markdowns is dependent on customer demand or new product introductions by the Company or its competitors that vary from current expectations.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  The carrying value and fair value of the Company’s debt as of November 30 and August 31, 2011 is as follows:

	November 30, 2011		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long term debt, including current portion	$70,777	$74,779	$68,222	$70,982

Additionally, the Company measures the fair value for interest rate swaps and cross-currency interest rate swaps on a recurring basis.  The nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when there is evidence of impairment.

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

  PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of  November 30 and August 31, 2011 (in thousands):

Assets and Liabilities as of November 30, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets – (Cross-currency interest rate swap)	—	(399)	—	(399)
Other long-term liabilities – (Interest rate swaps)	$—	$427	$—	$427
Other long-term liabilities – (Cross-currency interest rate swap)	—	33	—	33
Total	$—	$61	$—	$61

Assets and Liabilities as of August 31, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$544	$—	$544
Other long-term liabilities – (Cross-currency interest rate swap)	—	340	—	340
Total	$—	$884	$—	$884

The fair value of derivatives is disclosed in further detail in Note 9 - Derivative Instruments and Hedging Activities.

As of November 30 and August 31, 2011, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.2 million as of November 30, 2011 and $37.4 million as of August 31, 2011.  Foreign exchange translation gains and losses related to goodwill of approximately $200,000 for the three months ended November 30, 2011 resulted in the decrease of goodwill. The Company reviews previously reported goodwill at the entity level for impairment if there has been a significant change in the reporting unit’s assets and liabilities since the most recent evaluation, if the reporting unit’s most recent fair value determination resulted in an amount that exceeded its carrying amount by a substantial margin or if the likelihood that a current fair value determination would be more likely than not to show that the current fair value of the unit is less than the carrying amount of the reporting unit.

Derivative Instruments and Hedging Activities – Derivative instruments and hedging activities consist of interest rate swaps and a cross currency interest rate swap.  Interest rate swaps and the cross-currency interest rate swap are accounted for as cash flow hedges. Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap were determined to be an ineffective hedge, the gains or losses from changes in market value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. (See Note 9—Derivative Instruments and Hedging Activities.)

Pre-Opening Costs – The Company expenses pre-opening costs (the costs of start-up activities, including organization costs and rent) as incurred.

Foreign Currency – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are included as a part of Other income (expense) in the consolidated statements of income.  For the first three months of fiscal years 2012 and 2011, the Company recorded approximately ($1.2 million) and $378,000 in foreign exchange gains/(losses), respectively.

Income Taxes – The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

The Company accounts for uncertain income tax positions by accruing for the estimated additional income tax liability, including interest and penalties, for uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Three Months Ended November 30,
	2011	2010
Federal tax provision at statutory rates	35.00%	35.00%
State taxes, net of federal benefit	1.21	0.73
Differences in foreign tax rates	(4.17)	(3.80)
Permanent items and other adjustments	1.24	(0.71)
Increase (decrease) in Foreign valuation allowance	2.91	0.33
Provision for income taxes	36.19%	31.55%

For the first three months of fiscal year 2012, the increase in the effective tax rate versus the prior year was primarily attributable to an increased taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recording a tax benefit.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of buildings from ten to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following (in thousands):

	November 30, 2011	August 31, 2011
Land	$78,859	$84,912
Building and improvements	191,641	192,245
Fixtures and equipment	94,445	89,239
Construction in progress	9,205	18,655
Total property and equipment, recorded at historical cost	374,150	385,051
Less: accumulated depreciation	(101,153)	(103,940)
Property and equipment, net	$272,997	$281,111

As a result of the merger of wholly owned subsidiaries under the common control of the Company and a correction of translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

The Company capitalized during the first three months of fiscal year 2012 and 2011 approximately $18,000 and $190,000, respectively, in interest expense.  The total interest capitalized as of November 30 and August 31, 2011 was $4.9 million and $4.3 million, respectively.  The $4.9 million reported as of November 30, 2011 included approximately $708,000 reclassified from construction in process to capitalized interest related to the construction of the Colombia warehouse club.

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted Earnings Per Share (“EPS”) using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units authorized within the 1998, 2001 and 2002 Equity Participation Plans of the Company.  In addition, the Company determines the diluted income per share by excluding the basic weighted average of stock options outstanding from the calculation of diluted net income per share.

The following table sets forth the computation of net income per share for the three months ended November 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended
	November 30,
	2011	2010
Net income from continuing operations	$13,996	$14,846
Less: Earnings and dividends allocated to unvested stockholders	204	277
Basic undistributed net earnings available to common stockholders from continuing operations	13,792	14,569
Net earnings available to common stockholders from continuing operations	$13,792	$14,569
Net earnings (loss) available to common stockholders from discontinued operations	$(7)	$7
Basic weighted average shares outstanding	29,503	29,356
Add dilutive effect of stock options (two-class method)	14	6
Diluted average shares outstanding	29,517	29,362
Basic income per share from continuing operations	$0.47	$0.50
Diluted income per share from continuing operations	$0.47	$0.50
Basic income (loss) per share from discontinued operations	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00

Income from continuing operations	13,996	14,846
Income (loss) from discontinued operations, net of tax	(7)	7
Net income	$13,989	$14,853

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

No dividends were declared by the Company’s Board of Directors during the first three months of fiscal year 2012.  The following table summarizes the dividends declared and paid during fiscal year 2011.

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

Comprehensive Income and Accumulated Other Comprehensive Loss

    Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.1 million and $198,000 for the first three months of fiscal years 2012 and 2011, respectively.  The translation adjustment loss during the first three months of fiscal year 2012 was primarily due to $8.9 million related to the merger of wholly owned subsidiaries of the Company and a correction of translation errors affecting Property and equipment, net (see Note 1 - Company Overview and Basis of Presentation).  In addition, losses for approximately $200,000 were recorded during the first 3 months of fiscal year 2012 and the effect that such weaker currencies have on the translation of financial statements.  The $198,000 losses recorded for the first three months of fiscal year 2011 was mainly due to weaker foreign currencies.

    The following table presents the components of accumulated other comprehensive loss reported on the Company’s consolidated balance sheets:

	November, 30 2011	August 31, 2011
Accumulated Other Comprehensive Loss:
Change in fair value of interest rate and cross currency interest rate swaps, net of tax	$(86)	$(748)
Prior Service Cost Accrual (including amortization) on Defined Benefit Plan, net of tax	(264)	(273)
Foreign-currency translation adjustment	(30,999)	(21,894)
Balance at November 30 and August 31, 2011	$(31,349)	$(22,915)

Retained Earnings Not Available for Distribution

As of November 30 and August 31, 2011, retained earnings included retained earnings designated as legal reserves of various subsidiaries of approximately $4.5 million and $4.4 million, respectively, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCK BASED COMPENSATION

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

RSA's have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  RSU's are not issued nor outstanding until vested and do not have the cash dividend and voting rights of common stock.  However, the Company has paid dividend equivalents to the employees with unvested RSU's equal to the dividend they would have received had the shares of common stock underlying the RSU's been actually issued and outstanding.  The providing of dividend equivalents on RSU's is subject to the annual review and final determination by the board of directors at its discretion.  Payments of dividend equivalents to employees are recorded as compensation expense.

The Company has adopted four stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors.  The 1997 Stock Option Plan of PriceSmart, Inc. authorizes 700,000 shares of the Company's common stock for issuance.  The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options.  The Company no longer grants options under the 1997 Plan.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under all four plans typically vest over five years and expire in six years.  The 1998, 2001 and 2002 plans also allow restricted stock awards and restricted stock units, which typically vest over five years.  As of November 30 and August 31, 2011, an aggregate of 547,042 and 553,042 shares, respectively, were available for future grants under the 1998, 2001 and 2002 Equity Participation Plans.

The following table summarizes the components of the stock-based compensation expense for first three months of fiscal years 2012 and 2011 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended
	November 30,
	2011	2010
Options granted to directors	$18	$13
Restricted stock awards	867	897
Restricted stock units	81	22
Stock-based compensation expense	$966	$932

The following table summarizes various concepts related to stock-based compensation as of and for the the following months:
	November, 30 2011	November 30, 2010
Remaining unrecognized compensation cost (in thousands)	$7,528	$7,666
Weighted average period of time over which this cost will be recognized (years)	3.06	2.87
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$—	$(1)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units generally vest over a five-year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the three-months ended November 30, 2011 and year ended August 31, 2011 was as follows:

	Three Months Ended	Fiscal Year Ended
	November 30,	August 31,
	2011	2011
Grants outstanding at beginning of period	436,611	558,821
Granted	—	95,700
Forfeited	—	(8,231)
Vested	—	(209,679)
Grants outstanding at end of period	436,611	436,611

For the three months ended November 30, 2011 and 2010, there were no restricted stock awards or restricted stock units granted or vested, respectively.

The Company repurchases shares at the stock price at vesting dates to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  For the three months ended November 30, 2011 and 2010, the Company did not repurchase shares of common stock from employees.

As of November 30 and August 31, 2011, the Company had 36,800 and 30,800 stock options outstanding under its stock plans, respectively.  Stock-based compensation for options represented 1.9% and 1.4% of the total stock-based compensation for the three months ended November 30, 2011 and for fiscal year 2011.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30 and August 31, 2011, the Company had recorded within other accrued expenses a total of $2.6 million and $2.8 million, respectively, for various non-income tax related tax contingencies.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are $125,000 and $259,000, approximately.

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

The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties.   To support additional development on the PPA property, certain additional improvements to the WRB are required according to relevant professionals retained by the Company. The Company is currently processing the necessary permits to perform these improvements during the next dry season that runs approximately from January to April.  The Company has not recorded a liability for any of these matters as of November 30, 2011 or August 31, 2011.

(1)
Hacienda Santa Anita is a locally based business related to J.B. Enterprises (a Panamanian business entity). On September 29, 2008, the Company entered into a joint venture, known as Plaza Price Alajuela with J.B. Enterprises, to jointly own and operate a commercial retail center adjacent to the Alajuela warehouse club, with each owning a 50% interest in the joint venture.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2011	$28,005	$5,812	$175	$22,018	6.5%

August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

Each of the facilities expires during the year and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended November 30,	Amount
2011	$7,287
2012	15,169
2013	15,904
2014	15,416
2015	14,531
Thereafter	2,470
Total	$70,777

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to the non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross currency interest rate swaps that converts its non-functional currency denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The Company formally documents the hedging relationships for all derivative instruments. As of November 30 and August 31, 2011, all of the Company’s derivative financial instruments are designated and qualify as cash flow hedges.  The Company has procedures in place in order to monitor and control the use of derivative financial instruments and ensure they are not used for trading or speculative purposes.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Colombia subsidiary entered into four cross-currency interest rate swap agreements.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  The Company’s Trinidad and Barbados subsidiaries entered into interest rate swaps agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000.00	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter.	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000.00	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011.	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000.00	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011.	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000.00	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011.	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000.00	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26.	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000.00	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three month periods ended November 30, 2011 and 2010, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended November 30, 2011	$143	$248	$391
Interest expense for the three months ended November 30, 2010	$75	$96	$171

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Amount as of November 30, 2011	Notional Amount as of August 31, 2011
RBTT	$6,075	$6,300
Scotiabank	$24,000	$8,000
Citibank N.A.	$2,700	$2,925
Total	$32,775	$17,225

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives
	November 30, 2011		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$(399)	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	427	Other long-term liabilities	544
Cross currency interest rate swaps(2)	Other long-term liabilities	33	Other long-term liabilities	340
Net fair value of derivatives designated as hedging instruments(3)		$61		$884

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $320,000 and $408,000 net of tax, as of November 30 and August 31, 2011, respectively.  The Company has recorded a deferred tax asset amount of $107,000 and $136,000 as of November 30 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $(366,000) and $340,000 as of November 30 and August 31, 2011, respectively.  The Company has recorded a deferred tax liability amount of $(132,000) as of November 30, 2011 and a valuation allowance on the related deferred tax asset.

(3)	All derivatives were designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – UNCONSOLIDATED AFFILIATES

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

On September 29, 2008, the Company entered into a second agreement with an entity controlled by local Costa Rican businessmen, Prico Enterprises ("Prico"), to jointly own property adjacent to the anticipated new PriceSmart warehouse club in Alajuela and the retail center to be owned and operated by PPA, with the Company and Prico each owning a 50% interest in the joint venture, Newco2.  Also, on September 29, 2008, 53,777 square feet of real estate were acquired by this entity.  The Company recorded an initial investment in this joint venture of approximately $424,000. The Company obtained a three-year, zero interest loan from Prico to finance the acquisition of its noncontrolling interest for approximately $473,000. The Company recorded the discounted present value of this loan of approximately $409,000 as part of its original investment in the joint venture. The deemed interest on the loan was amortized monthly, with the interest charged to interest expense and the resulting liability credited to the loan payable balance.  The Company reflected this amount as long-term debt, current portion within its consolidated balance sheet as of August 31, 2011.  As a result of the loan, the shares of the Company were held within a trust, established as part of the loan agreement with Prico.  On September 29, 2011, the Company exercised its option to cancel its participation in Newco2.  As a result of the Company’s exercising its option to cancel its participation in Newco2, the Company recorded the cancellation of the loan payable for approximately $473,000 on September 29, 2011 by releasing to Prico Enterprises the shares of Newco2 held within the trust established as part of the original loan agreement.  As a result of this exercise, the Company no longer has any interest in the joint venture Newco2.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of November 30, 2011 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	4,616	483	(50)	5,049	2,017	7,066
Price Plaza Alajuela, S.A.	2,193	376	(36)	2,533	1,646	4,179
Total	6,809	859	(86)	7,582	3,663	11,245

(1)
The parties intend to seek alternate financing for the additional contribution commitments, which could reduce the amount of additional capital each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of capital each party is required to contribute.

(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30,	August 31,
	2011	2011
Current assets	$1,285	$1,294
Noncurrent assets	5,710	6,662
Current liabilities	1,007	1,003
Noncurrent liabilities	—	—

	Three Months Ended
	November 30,
	2011	2010
Net loss	$14	$(10)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – SEGMENTS

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

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Three Month Period Ended November 30, 2011
Revenue from external customers	$2,249	$310,542	$165,894	$—	$478,685
Intersegment revenues	213,827	5	1,177	(215,009)	—
Depreciation and amortization	(420)	(3,077)	(2,314)	—	(5,811)
Operating income	7,424	12,931	3,906	—	24,261
Net income attributable to PriceSmart	5,019	6,516	2,454	—	13,989
Capital expenditures, net	444	4,406	3,430	—	8,280
Long-lived assets (other than deferred tax assets)	38,629	195,923	117,481	—	352,033
Goodwill	—	32,039	5,197	—	37,236
Identifiable assets	36,512	423,047	228,483	—	688,042
Three Month Period Ended November 30, 2010
Revenue from external customers	$1,424	$239,803	$144,845	$—	$386,072
Intersegment revenues	161,031	—	1,231	(162,262)	—
Depreciation and amortization	(229)	(2,288)	(1,720)	—	(4,237)
Operating income	4,969	12,878	4,344	—	22,191
Net income attributable to PriceSmart	3,820	8,291	2,742	—	14,853
Capital expenditures, net	629	8,370	7,356	—	16,355
Long-lived assets (other than deferred tax assets)	35,152	180,840	125,012	—	341,004
Goodwill	—	32,236	5,209	—	37,445
Identifiable assets	37,842	341,999	230,060	—	609,901
As of August 31, 2011
Long-lived assets (other than deferred tax assets)	38,601	192,594	123,356	—	354,551
Goodwill	—	32,152	5,209	—	37,361
Identifiable assets	63,154	388,325	212,849	—	664,328

(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

On December 14, 2011, the Company acquired approximately 12,135 square meters of land in south Cali, Colombia upon which the Company plans to construct and operate a warehouse club.  This warehouse club will be PriceSmart’s second in Colombia.  The Company anticipates that this new warehouse club will open in late calendar 2012.

On December 22, 2011, the Company’s Guatemala subsidiary entered into a loan agreement based in Quetzales with Banco Industrial, S.A., for the equivalent amount of $8.9 million to be paid over ten years.  The loan has a variable interest rate, which will be fixed for the first three years to an interest rate of 8% per year.  Thereafter, the interest rate will be negotiable according to market conditions.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; a few of the Company's stockholders own nearly 31.4% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2011 filed on November 9, 2011 pursuant to the Securities Exchange Act of 1934.  See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three month periods ended November 30, 2011 (fiscal year 2012) and 2010 (fiscal year 2011), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of November 30, 2011 and 2010, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of November 30, 2011)	Number of Warehouse Clubs in Operation (as of November 30, 2010)	Ownership (as of November 30, 2010)	Basis of Presentation
Colombia	1	—	100%	Consolidated
Panama	4	4	100%	Consolidated
Costa Rica	5	5	100%	Consolidated
Dominican Republic	3	3	100%	Consolidated
Guatemala	3	3	100%	Consolidated
El Salvador	2	2	100%	Consolidated
Honduras	2	2	100%	Consolidated
Trinidad	4	4	100%	Consolidated
Aruba	1	1	100%	Consolidated
Barbados	1	1	100%	Consolidated
U.S. Virgin Islands	1	1	100%	Consolidated
Jamaica	1	1	100%	Consolidated
Nicaragua	1	1	100%	Consolidated
Totals	29	28

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  The Company also opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011. As of November 30, 2011, the total number of warehouse clubs in operation was 29 operating in 12 countries and one U.S. territory, in comparison to 28 warehouse clubs operating in 11 countries and one U.S. territory at the end of November 30, 2010. The average age of the 29 warehouse clubs in operation was 110 months as of the end of November 30, 2011, and the average age of the 28 warehouse clubs included in operation was 101 months as of November 30, 2010.

In addition to the warehouse clubs operated directly by the Company, during the fiscal year 2011 there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee.  This agreement was terminated on August 9, 2011 in connection with the Company's termination of its lease of its former warehouse club located in Guam.  As a result, the Company no longer receives royalty fees and now has no third party licensing agreements.

In general, the Company’s earnings improve, and cash flows from operations increase, as sales increase.  Although the Company’s cost of goods sold is largely variable with sales, a portion of the Company’s selling, general and administrative expenses rise relatively slowly in relation to sales increases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Looking forward to the next several quarters, the following items are likely to have an impact on business and the results of operations.

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

The Company remains concerned about the increasing price of oil and certain commodities that could have a negative effect on the Company’s operating costs and sales.  Higher oil prices can negatively impact the economic growth of the countries in which the Company operates, thereby reducing the buying power of our members.  Higher oil prices can also increase the Company’s operating costs, particularly utilities and distribution expenses.  Inflationary pressures on various commodities may also impact consumer spending.  The Company takes steps to buy competitively from its suppliers, but will pass through higher costs for items through increased pricing when necessary although, depending on the magnitude of the change, often at prices that yield a reduced gross margin percentage of sales.  Due to many factors, including the broad array of merchandise offered in our warehouse clubs, the changing mix of items between imported versus locally sourced, and the Company’s ongoing efforts to reduce prices through operational efficiencies, the Company believes that the current impact of inflation, if any, on the Company’s reported sales growth is small, but has determined that this is not quantifiable with any certainty.

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

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products which the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency.  These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company’s foreign markets that are U.S. dollar denominated.  Approximately 51% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; and (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency.  The Company has local currency-denominated long-term loans in Honduras and Guatemala; and has cross-currency interest rate swaps in Colombia.    Turbulence in the currency markets in the first quarter of fiscal year 2012 related to concerns over European sovereign debt had a negative impact on some of the foreign currencies of the countries in which the Company operates.  Most notably, the Colombian peso devalued 9.3% against the U.S. dollar during the quarter resulting in a revaluation of U.S. dollar denominated liabilities in the Company’s Colombian subsidiary totaling $1.5 million.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Business Strategy

The long-standing business strategy of the Company is to pass to its members the benefits of the Company’s improved buying and operating efficiencies through lower prices.  Lower prices, in turn, drive sales volume, which then provides opportunities to further reduce expenses and allow for more competitive pricing.

The Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase and the Company increases its purchases of products, the Company can obtain better pricing from its suppliers.  Higher volumes also provide increased operating efficiencies in the distribution operation as fixed costs are spread over this increased volume, with a resulting reduction in per unit distribution costs. Further, with increased sales, the Company can leverage its selling, general and administrative expenses which rise relatively slowly in relation to sales increases.  All of this, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Reduced pricing also enhances the value of the PriceSmart membership which generates more membership income as new memberships are sold and current members are retained. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also seeks to add additional warehouse clubs where we believe it is accretive to our business and is financially feasible.  In this regard, actions that the Company has taken, or is taking, actions to positively impact warehouse club sales growth, and the results of operations include the following:

Current and Future Management Actions

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations, and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and capacity.  For example, during fiscal year 2011, the Company completed the expansion of the bakeries in the Managua, Nicaragua and Tegucigalpa, Honduras warehouse clubs.  Also in August of fiscal year 2011, the Company leased space for additional member parking for the warehouse club located in Tegucigalpa, Honduras.  The Company expects to invest approximately $4.4 million in expansions, reconfigurations, and/or upgrades during fiscal year 2012 and believes that these improvements will provide for more selling space and increased capacity for stocking and displaying merchandise in the Company's warehouse clubs, thereby contributing to an increase in sales.

The Company has taken steps to increase the capacity and efficiency of its distribution of merchandise from the U.S. to its markets.  The Company renegotiated its existing lease for its primary distribution center in Miami, adding approximately 74,000 square feet of warehouse space in fiscal year 2011.  The Company invested approximately $3.5 million to upgrade this space, which was completed in June 2011.  The Company has now consolidated its dry, frozen and refrigerated merchandise distribution facilities. This has increased the capacity of its distribution operation and has also allowed the Company to more efficiently service the PriceSmart warehouse club locations, thereby generating savings in distribution expenses by improving the flow of merchandise through the facility and reducing handling costs. The Company continues to evaluate its distribution processes to enhance the efficiency and cost effectiveness of shipping merchandise from suppliers to the warehouse clubs.

With respect to growing sales by increasing the number of warehouse clubs, the Company has an on-going process to evaluate sites for additional PriceSmart warehouse club locations.  Although a specific target for new warehouse club openings in fiscal year 2012 and beyond has not been set, management believes that there may be opportunities to add locations in certain PriceSmart markets.  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.   During May 2011, the Company entered into an agreement to acquire land in north Cali, Colombia, which is currently subject to the fulfillment of certain conditions prior to March 2012. In the event the conditions are timely fulfilled, the Company plans to acquire the site to construct and operate upon it a new warehouse club.During July 2011, the Company also entered into an agreement to acquire land in south Cali, Colombia, which was subsequently acquired on December 14, 2011.  The Company currently anticipates opening a new warehouse club on that site in late calendar 2012.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate which occasionally includes developing adjacent land either directly or through joint ventures.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. In this respect, the Company recently began developing and has executed lease agreements on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.  The Company believes that it will find suitable tenants or acquirers in the future for its other property development projects.

Financial highlights for the first three months of fiscal year 2012 included:

•
Net warehouse club sales increased 24.1% over the prior year.  The Company had one additional warehouse club for the entire quarter (Barranquilla, Colombia which opened on August 19, 2011) and one additional club for approximately two months of the quarter (Santo Domingo, Dominican Republic which opened on November 5, 2010).  Comparable warehouse club sales (that is, sales in the 27 warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending December 5, 2011 grew 18.8%.

•
Membership income for the first three months of fiscal year 2012 increased 16.7% to $6.3 million on a 17.9% increase in membership accounts from November 30, 2010 to November 30, 2011 due in part to strong initial sign-ups in Barranquilla and continued renewal rates at 89%.

•
Gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse sales decreased 119 basis points (1.19 % of sales) from the prior year primarily related to the Company's strategy of reducing prices resulting from increased operating efficiencies. Incremental costs incurred on the initial importation of merchandise to the Barranquilla, Colombia warehouse club impacted gross profits by 14 basis points in the quarter.

•
Selling, general and administrative expenses were lower by 62 basis points as a percentage of sales (0.62% of sales) compared to the same period last year, as the increase in operating expenses was lower than the increase in net warehouse sales.

•	Operating income for the first three months of fiscal year 2012 was $24.3 million, an increase of $2.1 million over the first three months of fiscal year 2011.

•
The Company incurred a $1.2 million currency-related loss in the quarter.  The impact of currency gains/losses reduced earnings in the current quarter by approximately $1.6 million, or $0.05 per share, compared to the first three months of fiscal year 2011.

•	Net income for the first three months of fiscal year 2012 and 2011 was $14.0 million, or $0.47 per diluted share, and $14.9 million, or $0.50 per diluted share, respectively.

•
The Company’s new Barranquilla, Colombia warehouse club opened with strong sales and membership sign-ups, meeting or exceeding the Company’s expectations.  The initial costs associated with the importation of merchandise, general and administrative infrastructure expenses within the country associated with the Company’s intention to operate multiple warehouse clubs and $1.5 million in currency- related losses in the period resulted in a net loss in the Company’s Colombian subsidiary for which no income tax benefit was recorded.  In total, the net loss in the Company's Colombian subsidiary impacted the consolidated Company’s net income by approximately $2.8 million, or $0.09 per diluted share in the quarter.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal first quarter ends on November 30.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Costs of goods sold to Other income (expense) in the Consolidated Statements of Income.  For the first three months of fiscal year 2011, the Company recorded approximately $378,000 in foreign exchange gains that were re-classified to conform to the current presentation.  For the first three months of fiscal year 2012, the Company recorded approximately $1.2 million in foreign exchange losses. The Company’s management believes that these foreign currency transactions are not directly matched to the cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and the increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.

Net Warehouse Club Sales

	Three Months ended November 30,
	2011		2010
	Amount	% Change	Amount
Net warehouse club sales	$468,329	24.1%	$377,331

Comparison of Three Months ended November 30, 2011 to 2010

The Company had an additional warehouse club in operation for the entire first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 (Barranquilla, Colombia).  In addition, the Company had one warehouse club that was open for the full quarter in fiscal year 2012 (Santo Domingo, Dominican Republic) which was open for only one month in the first quarter of fiscal year 2011.  Together they added approximately 512 basis points of sales growth in the most recent quarter.  In total (including those two additional clubs) sales growth in the quarter was driven mostly by transaction growth (21.0%) while the average value of each transaction increased (2.6%).  Sales growth was evident across all of the Company’s markets and major merchandise categories.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 will not be used in the calculation of comparable warehouse club sales until January 2012.  Similarly, the sales related to the new warehouse club opened in Colombia on August 19, 2011 will not be used in the calculation of comparable warehouse club sales until November 2012.

Comparison of Three Months ended November 30, 2011 to 2010

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 18.8% for the 13-week period ended December 5, 2011, compared to the same 13-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three months ended November 30, 2011 and 2010 in the segments in which the Company operates.

	Three Months Ended November 30,
	2011				2010
	Amount	% of net sales	Increase from prior year	% change	Amount	% of net sales
Latin America	$304,820	65.1%	$70,194	29.9%	$234,626	62.2%
Caribbean	163,509	34.9%	20,804	14.6%	142,705	37.8%
Net warehouse club sales	$468,329	100.0%	$90,998	24.1%	$377,331	100.0%

Comparison of Three Months ended November 30, 2011 to 2010

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets, plus the addition of the warehouse sales in Barranquilla in the current quarter compared to last year and the additional two months of warehouse sales for the Arroyo Hondo, Dominican Republic warehouse club opened on November 5, 2011.

Export Sales

	Three Months Ended November 30,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Export sales	$2,249	840	59.6%	$1,409

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines.

Membership Income

	Three Months Ended November 30,
	2011			2010
	Amount	Increase from prior year	% Change	Amount
Membership income	$6,331	$906	16.7%	$5,425
Membership income % to net warehouse club sales	1.4%			1.4%
Number of total accounts	873,657	132,873	17.9%	740,784

Comparison of Three Months ended November 30, 2011 to 2010

For the first quarter of fiscal year 2012, the increase in membership income reflects a 17.9% increase in the number of membership accounts.  There was no appreciable change in the average fee collected per membership account compared to the first quarter of last year.  The membership renewal rate for the 12-month periods ended November 30, 2011 and 2010 was 89% and 88%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, end-cap income, and fees earned from licensees.

	Three Months Ended November 30,
	2011			2010
	Amount	Decrease from prior year	% Change	Amount
Other income	$1,776	$(131)	(6.9)%	$1,907

Comparison of Three Months ended November 30, 2011 to 2010

For the first quarter of fiscal year 2012, the year over year decrease resulted from the sale of the former warehouse club in Los Pueblos, Panama which for which the Company received rental income of $125,000 in the first quarter of fiscal year 2011.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended November 30,
	2011			2010
	Amount	Increase from prior year	% of sales	Amount	% of sales
Warehouse club sales	$468,329	$90,998	100.0%	$377,331	100.0%
Less associated cost of goods sold	400,481	82,290	85.5	318,191	84.3
Warehouse gross profit margin	$67,848	$8,708	14.5%	$59,140	15.7%

Comparison of Three Months ended November 30, 2011 to 2010

Ongoing price reductions across most merchandise categories and geographies contributed the majority of the 119 basis points reduction in warehouse gross profit margin from the year earlier period. In addition, the Company incurred higher importation costs on the initial investment in merchandise to supply the new Barranquilla warehouse club. These costs included multiple handling of some merchandise and additional port and inspection costs, resulting in a reduction in net warehouse margins of 14 basis points to warehouse club sales.  The Company does not expect to incur in subsequent periods, as its operations in this new location mature, increasing its handling efficiencies.

Beginning with the current quarter, the Company no longer includes the effect of currency movements in cost of goods sold as it was determined that a significant portion of these costs did not relate to the cost of current period merchandise. These amounts are now presented in other income (expense). Prior periods have been reclassified to conform with the current reporting treatment.

Export Sales Gross Profit Margin

	Three Months Ended November 30,
	2011			2010
	Amount	Increase from prior year	% of sales	Amount	% of sales
Export sales	$2,249	$840	100.0%	$1,409	100.0%
Less associated cost of goods sold	2,161	817	96.1	1,344	95.4
Export sales gross profit margin	$88	$23	3.9%	$65	4.6%

Comparison of Three Months ended November 30, 2011 to 2010

The increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations
	Three Months Ended November 30,
	2011				2010
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
Warehouse club operations expense	$42,509	9.1%	$7,376	21.0%	$35,133	9.3%

Comparison of Three Months ended November 30, 2011 to 2010

The costs associated with operating two additional warehouse clubs in the first quarter of fiscal year 2012 (Santo Domingo, Dominican Republic for approximately two months and Barranquilla, Colombia for three months) were $2.3 million.  Of the $5.0 million increase in warehouse club operation expenses attributable to the 27 warehouse clubs operating in the first quarter of both fiscal years, $1.8 million related to increased payroll-related expenses, including stock-based compensation expense.  Utilities costs increased $618,000 due to an increase in utility rates.  Depreciation expense increased $849,000 related to ongoing capital investments made in existing warehouse clubs.  Increased costs for repairs and maintenance and supplies added $354,000 and $175,000, respectively.  Rent expense, which in some locations has a variable component related to increased sales, increased $220,000.  Credit card costs increased by a total of $563,000 resulting from higher sales but increased slightly as a percentage of sales from 0.78% of sales in the first quarter last year to 0.79% of sales in the current quarter.

General and Administrative Expenses

	Three Months Ended November 30,
	2011				2010
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
General and administrative expenses	$9,111	1.9%	$301	3.4%	$8,810	2.3%

Comparison of Three Months ended November 30, 2011 to 2010

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, accounted for most of the increase in general and administrative expenses in the first quarter of fiscal year 2012.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2011			2010
	Amount	Decrease	% Change	Amount
Pre-opening expenses	$162	$(241)	(59.8)%	$403

Comparison of Three Months ended November 30, 2011 to 2010

In the first quarter of fiscal year 2012, pre-opening expenses were related to the new warehouse club in Barranquilla, Colombia which opened on August 19, 2011.  In the first quarter of fiscal year 2011, pre-opening expenses were primarily related to the new warehouse club in the Dominican Republic which opened on November 5, 2010.

Operating Income

	Three Months Ended November 30,
	2011				2010
	Amount	% to warehouse club sales	Increase	% Change	Amount	% to warehouse club sales
Operating income	$24,261	5.2%	$2,070	9.3%	$22,191	5.9%

Comparison of Three Months ended November 30, 2011 to 2010

Operating income improved from fiscal 2011 to fiscal 2012, resulting from higher sales and the leveraging of fixed SG&A costs offset partially by reduced warehouse margins.

Interest Income

	Three Months Ended November 30,
	2011		2010
	Amount	Increase	Amount
Interest income	$184	$55	$129

Comparison of Three Months ended November 30, 2011 to 2010

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.   For fiscal year 2012, the increase in interest income was primarily due to an increase in interest earning payments received on deposits the Company holds.  In the first quarter of fiscal year 2012, restricted cash deposits included a certificate of deposit for $8.0 million with Citibank and three certificates of deposit for $8.0 million, $2.0 million and $6.0 million with Scotia Bank, each as part of the Company’s loan agreements with these banks. In addition, approximately $4.9 million in restricted cash was held as a certificate of deposit as part of the Company’s loan agreement with Banco Del Pais, a Honduras-based bank.   In fiscal year 2011, restricted cash deposits included a certificate of deposit of approximately $6.0 million as part of the Company’s loan agreement with Banco Del Pais and a certificate of deposit for $8.0 million with Citibank.

 Interest Expense

	Three Months Ended November 30,
	2011		2010
	Amount	Increase	Amount
Interest expense on loans	$1,272	$126	$1,146
Capitalized interest	(18)	172	(190)
Net interest expense	$1,254	$298	$956

Comparison of Three Months ended November 30, 2011 to 2010

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements. The increases in interest expense in the first three months of fiscal year 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.

    For the first quarter of fiscal 2012, the capitalized interest related to the final construction activities for the Barranquilla, Colombia warehouse club and the build out of the excess land in San Fernando, Trinidad.  For the first quarter of fiscal 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended November 30,
	2011			2010
	Amount	Decrease	% Change	Amount
Gain or (Loss) on sale of assets	$(87)	$(33)	61.1%	$(54)
Currency Gain or (Loss)	(1,182)	(1,568)	406.2	386
Total other income (expense)	$(1,269)	$(1,601)	482.2%	$332

 Comparison of Three Months ended November 30, 2011 to 2010

For the first three months fiscal year 2012, the main cause for the currency loss was a $1.5 million currency loss recorded for the Colombia subsidiary.  For the first three months fiscal year 2011, currency gain was recorded as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company’s various subsidiaries.

Provision for Income Taxes

	Three Months Ended November 30,
	2011		2010
	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$6,679	$752	$5,927
Net deferred tax provision (benefit)	$1,254	$336	$918
Provision for income taxes	$7,933	$1,088	$6,845
Effective tax rate	36.2%		31.6%

Comparison of Three Months ended November 30, 2011 to 2010

For the first three months of fiscal year 2012, the increase in the effective tax rate versus the prior year was primarily attributable to an increased taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations which impacted the tax rate by 325 basis points. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recognition of a tax benefit.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended November 30,
	2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations	$13,996	$(850)	(5.7)%	$14,846

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

Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Three Months Ended November 30,
	2011	2010
Cash and cash equivalents	$58,276	$48,454

The Company’s cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30,
	2011	2010
Net cash provided by (used in) continuing operating activities	$(12,754)	$(5,663)
Net cash provided by (used in) discontinued operations	377	(218)
Net cash provided by (used in) investing activities	(8,266)	(14,195)
Net cash provided by (used in) financing activities	1,634	(4,871)
Effect of exchange rates	468	55
Net increase (decrease) in cash and cash equivalents	$(18,541)	$(24,892)

The Company’s operating activities provided cash for all periods presented as summarized below.

	Three Months Ended November 30,		Increase/ (Decrease)
	2011	2010	2011 to 2010
Net Income from Operating Activities	$13,989	$14,853	$(864)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	5,811	4,237	1,574
Loss /(Gain) on sale of assets	86	53	33
Deferred income taxes	679	827	(148)
Stock-based compensation expenses	966	932	34
Other non-cash operating activities	(1)	(1)	0
Net non-cash related expenses	7,541	6,048	1,493
Net Income from operating activities reconciled for non-cash operating activities	21,530	20,901	629
Changes in Operating Assets and Liabilities not including Merchandise Inventories	8,078	11,601	(3,523)
Changes in Merchandise Inventories	(42,362)	(38,165)	(4,197)
Net cash provided by discontinued operating activities	377	(218)	595
Net cash provided by (used in) operating activities	$(12,377)	$(5,881)	$(6,496)

The 5.8% decrease in Net Income from Operating Activities for the first three months of fiscal year 2012 compared to the same period in fiscal year 2011 was primarily due to a net operating loss incurred within the Company’s Colombia subsidiary that was offset by year-over-year increases in warehouse sales of 24.1%.  Net non-cash related expenses increased for the first three months of fiscal year 2012, compared to the same period in fiscal year 2011 primarily due to an increase in depreciation expenses, reflective of the continuing investment activities in warehouse clubs.  The increase in inventory for the first three months of fiscal year 2012 compared to the same period in  fiscal year 2011 was mainly the result of the addition of one new warehouse club in Barranquilla, Colombia (August 19, 2011) and the overall increase in inventory required to support the increase in same store sales.  Net income increased by approximately $4.5 million in the first three months of fiscal year 2011 over the first three months of fiscal year 2010.  This was primarily due to year-over-year increases in warehouse sales of 22.3%.  Net income for the first three months of fiscal year 2011 included approximately $6.0 million in non-cash related expenses.  In the first three months of fiscal year 2011, net cash used by continuing operating activities included cash use of approximately $38.2 million to increase inventories to open the Dominican Republic, Arroyo Hondo warehouse club, meet higher sales demand and to prepare for the holiday season.  Changes in operating assets and liabilities excluding inventory, provided approximately $11.6 million of cash in the first three months of fiscal year 2011.

The Company's use of cash in investing activities for the period presented is summarized below:

	Three Months Ended November 30,		Increase/ (Decrease)
	2011	2010	2011 to 2010
Cash used for additions of property and equipment:
Land acquisitions	$262	$4,300	$(4,038)
Warehouse club expansion, construction, and land improvements	2,605	4,464	(1,859)
Acquisition of fixtures and equipment	5,413	5,435	(22)
Proceeds from disposals of property and equipment	(14)	(4)	(10)
Net cash flows (provided by) used in investing activities	$8,266	$14,195	$(5,929)

Net cash used in investing activities was lower in fiscal year 2012 compared to fiscal year 2011 by approximately $5.9 million primarily due to a decrease in the number of land acquisitions and a decrease in warehouse club construction.

Cash used in investing activities for the first three months of fiscal year 2011 consisted primarily of the Company’s acquisition of approximately 210,000 square feet of land in Barranquilla, Colombia, upon which the Company constructed and opened a warehouse club on August 9, 2011, the continuing development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean, its expansion of the Miami warehouse and the Company’s continuing acquisition of fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices within its Latin America, the Caribbean and the United States segments.

Net cash used by financing activities for the period presented is summarized below:

	Three Months Ended November 30,		Increase/ (Decrease)
	2011	2010	2011 to 2010

New bank loans offset by establishment of certificate of deposits held against loans, and payments on existing bank loans	$1,631	$(4,878)	$6,509
Proceeds from exercise of stock options and the tax benefit related to stock options	—	7	(7)
Purchase of treasury stock related to vesting of restricted stock	3	—	3
Net cash provided (used) in financing activities	$1,634	$(4,871)	$6,505

Net cash provided in financing activities increased in the first three months of fiscal year 2012 over the same period in 2011 primarily due to increases in loans within the Company’s Colombia subsidiary, offset by the establishment of certificates of deposit held against those loans.  Net cash used by financing activities for the first three months of fiscal year 2011 was primarily the result of normally scheduled loan payments, and the obtaining of new bank loans offset by the establishment of a certificate of deposit held against a loan and payments on existing bank loans.

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

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps an interest rate swaps:

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	US Notional Amount	Bank US loan Held with	Effective Period
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000.00	Citibank, N.A.	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000.00	Bank of Nova Scotia	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000.00	Bank of Nova Scotia	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000.00	Bank of Nova Scotia	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000.00	Royal Bank of Trinidad & Tobago	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000.00	Citibank, N.A.	November 15, 2007 - November 14, 2012

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

	Liability Derivatives
	November 30, 2011		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swap(2)	Other non-current assets	$(399)		$—
Interest rate swaps(1)	Other long-term liabilities	427	Other long-term liabilities	544
Cross currency interest rate swap(2)	Other long-term liabilities	33	Other long-term liabilities	340
Net fair value of derivatives designated as hedging instruments(3)		$61		$844

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $320,000 and $408,000, net of tax, as of November 30 and August 31, 2011, respectively.  The Company recorded a deferred tax asset amount of $107,000 and $136,000 as of November 30 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swap was recorded as a loss to Accumulated other comprehensive loss for $(366,000) and $340,000 as of November 30 and August 31, 2011, respectively.  The Company has recorded a deferred tax liability amount of $(132,000) as of November 30, 2011 and a valuation allowance on the related deferred tax asset for both periods.

(3)	All derivatives were designated as cash flow hedging instruments.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2011	$28,005	$5,812	$175	$22,018	6.5%

August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

As of November 30 and August 31, 2011, the Company, together with its majority or wholly owned subsidiaries, had $70.8 million and $68.2 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans for approximately $6.0 million, offset by normally scheduled payments of principal for approximately $1.9 million. Additionally, the Company exercised its option to cancel its participation in joint venture Newco2 and recorded the cancellation of the loan payable for approximately $473,000.  Translation adjustment gains also lowered long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $1.0 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $96.8 million and $93.2 million as of November 30 and August 31, 2011, respectively.

As of November 30 and August 31, 2011, approximately $51.4 million and $47.5 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of November 30 and August 31, 2011, the Company was in compliance with respect to these covenants.

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

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations.  There were no repurchases of equity securities made by the Company during the first three months of fiscal years 2012 and 2011. The Company does not have a stock repurchase program.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of November 30, 2011, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2011 of approximately $26.0 million and $4.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2012.

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of November 30, 2011, the Company had a total of 29 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For the first three months of fiscal year 2012, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  This devaluation trend was reversed in Costa Rica for the first three months of fiscal year 2012, as Costa Rica experienced a strengthening of 0.9% for the first three months of fiscal year 2012.  For the three months ended November 30, 2010 the currencies in Costa Rica and Guatemala experienced a 0.3% and 0.9% strengthening of their currencies, respectively.

 Foreign currency exchange transaction gains (losses), including repatriation of funds, which are included as part of other income (expense) in the consolidated statements of income, for the first three months of fiscal years 2012 and 2011 were approximately ($1.2 million) and $378,000, respectively.  These foreign currency exchange fluctuations can increase the Company's cost of sales, operating, selling, general and administrative expenses, and otherwise adversely affect the Company's operating results.  There can be no assurance that the Company will not experience any other materially adverse effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency devaluations in other countries.

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.1 million and $198,000 for the first three months of fiscal years 2012 and 2011, respectively.  The translation adjustment loss during the first three months of fiscal year 2012 was approximately $8.9 million.  This was composed of income related to the correction of the translation of accumulated depreciation for approximately $3.1 million and a loss related to the merger of subsidiaries in fiscal year 2007 and fiscal year 2012 for approximately $6.4 million and $5.6 million, respectively (see Notes to Consolidated Financial Statements - Note 1).  In addition, losses for approximately $200,000 were recorded during the first 3 months of fiscal year 2012 and the effect that such weaker currencies have on the translation of financial statements.  The $198,000 losses recorded for the first three months of fiscal year 2011 was mainly due to weaker foreign currencies.

For the first three months of fiscal years 2012 and 2011, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $662,000 and $50,000, net of tax, respectively.  In addition the amortization of the unrealized expense (net of tax) on the defined benefit plan of $9,000 for the first three months of fiscal year 2012 was recorded. The gain related to hedges was mainly due to the change in the fair value of the interest rate swaps from the end of fiscal year 2011 to November 30, 2011.  The gain related to the defined benefit plan is the result of recording the amortization of prior service costs recorded in fiscal year 2011 for the defined benefit plan, entered into by the Company on January 21, 2011 in Trinidad, during the first three months of fiscal year 2012.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of November 30, 2011:

Country/Territory	Number of Warehouse Clubs In Operation		Currency
Colombia	1	(1)	Colombian Peso
Panama	4		U.S. Dollar
Costa Rica	5		Costa Rican Colon
Dominican Republic	3	(2)	Dominican Republic Peso
Guatemala	3		Guatemalan Quetzal
El Salvador	2		U.S. Dollar
Honduras	2		Honduran Lempira
Trinidad	4		Trinidad Dollar
Aruba	1		Aruba Florin
Barbados	1		Barbados Dollar
U.S. Virgin Islands	1		U.S. Dollar
Jamaica	1		Jamaican Dollar
Nicaragua	1		Nicaragua Cordoba Oro
Totals	29

(1)	This warehouse club opened on August 19, 2011.
(2)	The Arroyo Hondo warehouse club opened on November 5, 2010.

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

For the period ended November 30, 2011, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation as of the end of the period covered by the Quarterly Report on form 10-Q, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the two material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011:

•
inadequate review of system configuration with respect to the translation from foreign currencies to U.S dollars of fixed assets and depreciation could result in material errors in calculating depreciation; and

•	inadequate review of the reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to tax returns could result in material errors in calculating tax expense.

A material weakness is a control deficiency that could result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  The Company is in the process of remediating these material weaknesses, and further time and testing is required to conclude that the material weaknesses have been fully remediated.

    Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q and the consolidated financial statements included in fiscal year 2011 Form 10-K fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

 Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2011 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Second Amendment to Employment Agreement between the Company and John Heffner, dated November 18, 2011.

10.2*	Thirteenth Amendment to Employment Agreement between the Company and William Naylon, dated November 18, 2011.

10.3*	Eighteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated October 1, 2011.

10.4*	Nineteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated November 18, 2011.

10.5*	Twentieth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 18, 2011.

10.6*	Twenty-First Amendment to Employment Agreement between the Company and Brud Drachman, dated November 18, 2011.

10.7*	Twenty-Third Amendment to Employment Agreement between the Company and Thomas Martin, dated November 18, 2011.

10.8*	Twenty-Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated October 1, 2011.

10.9*	Twenty-Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated November 18, 2011.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date: January 9, 2012	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 9, 2012	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)