Form 10-Q
period 2012-02-29
PRICESMART INC
filed 2012-04-04
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The registrant had 30,199,977 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2012.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 29, 2012 and the consolidated balance sheet as of August 31, 2011, the unaudited consolidated statements of income for the three  and six months  ended February 29, 2012 and February 28, 2011, the unaudited consolidated statements of equity for the six months ended February 29, 2012 and February 28, 2011, and the unaudited consolidated statements of cash flows for the six months ended February 29, 2012 and February 28, 2011, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 29,
	2012	August 31,
	(Unaudited)	2011
ASSETS
Current Assets:
Cash and cash equivalents	$90,799	$76,817
Short-term restricted cash	1,288	1,240
Receivables, net of allowance for doubtful accounts of $4 and $5 as of February 29, 2012 and August 31, 2011, respectively	4,114	3,655
Merchandise inventories	179,904	177,232
Deferred tax assets – current	4,550	4,252
Prepaid expenses and other current assets	32,401	29,117
Assets of discontinued operations	46	464
Total current assets	313,102	292,777
Long-term restricted cash	36,662	22,626
Property and equipment, net	282,264	281,111
Goodwill	37,221	37,361
Deferred tax assets – long term	15,134	17,000
Other non-current assets	5,560	5,390
Investment in unconsolidated affiliates	7,584	8,063
Total Assets	$697,527	$664,328
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$135	$2,259
Accounts payable	167,418	163,432
Accrued salaries and benefits	11,052	11,681
Deferred membership income	13,185	11,416
Income taxes payable	7,754	7,655
Other accrued expenses	11,573	12,556
Dividends payable	9,063	—
Long-term debt, current portion	7,282	7,771
Deferred tax liability – current	364	533
Liabilities of discontinued operations	2	40
Total current liabilities	227,828	217,343
Deferred tax liability – long-term	1,615	1,888
Long-term portion of deferred rent	4,297	4,143
Long-term income taxes payable, net of current portion	3,380	3,310
Long-term debt, net of current portion	76,396	60,451
Other long-term liabilities (includes $2.2 million and $884,000 for the fair value of derivative instruments and $561,000 and $471,000 for the defined benefit plan as of February 29, 2012 and August 31, 2011, respectively)	2,760	1,355
Total liabilities	316,276	288,490
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,840,358 and 30,695,933 shares issued and 30,199,395 and 29,900,030 shares outstanding (net of treasury shares) as of February 29, 2012 and August 31, 2011	3	3
Additional paid-in capital	381,037	383,549
Tax benefit from stock-based compensation	5,880	5,242
Accumulated other comprehensive loss	(33,828)	(22,915)
Retained earnings	44,324	28,238
Less: treasury stock at cost; 640,963 and 795,903 shares as of February 29, 2012 and August 31, 2011	(16,165)	(18,279)
Total equity	381,251	375,838
Total Liabilities and Equity	$697,527	$664,328
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues:
Net warehouse club sales	$537,816	$440,263	$1,006,145	$817,595
Export sales	3,459	1,872	5,708	3,280
Membership income	6,393	5,576	12,724	11,001
Other income	2,165	1,906	3,941	3,813
Total revenues	549,833	449,617	1,028,518	835,689
Operating expenses:
Cost of goods sold:
Net warehouse club	459,313	375,027	859,794	693,215
Export	3,292	1,758	5,453	3,102
Selling, general and administrative:
Warehouse club operations	46,384	37,239	88,893	72,373
General and administrative	10,508	8,874	19,619	17,684
Pre-opening expenses	(1)	(15)	161	388
Total operating expenses	519,496	422,883	973,920	786,762
Operating income	30,337	26,734	54,598	48,927
Other income (expense):
Interest income	205	239	389	367
Interest expense	(1,317)	(1,071)	(2,571)	(2,028)
Other income (expense), net	832	194	(437)	526
Total other expense	(280)	(638)	(2,619)	(1,135)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	30,057	26,096	51,979	47,792
Provision for income taxes	(9,843)	(8,049)	(17,776)	(14,894)
Income (loss) of unconsolidated affiliates	3	(37)	10	(42)
Income from continuing operations	20,217	18,010	34,213	32,856
Income (loss) from discontinued operations, net of tax	3	(93)	(4)	(86)
Net income	20,220	17,917	34,209	32,770

Net income per share available for distribution:
Basic net income per share from continuing operations	$0.67	$0.60	$1.14	$1.11
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.67	$0.60	$1.14	$1.11

Diluted net income per share from continuing operations	$0.67	$0.60	$1.14	$1.11
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.67	$0.60	$1.14	$1.11
Shares used in per share computations:
Basic	29,541	29,414	29,522	29,385
Diluted	29,553	29,423	29,535	29,392
Dividends per share	$0.60	$0.60	$0.60	$0.60

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

				Tax Benefit	Accum-
				From	ulated	Retained
				Stock-	Other	Earnings
			Additional	based	Compre-	(Accum-
	Common Stock		Paid-in	Compen-	hensive	ulated	Treasury Stock		Total
	Shares	Amount	Capital	sation	Loss	Deficit)	Shares	Amount	Equity
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043
Purchase of treasury stock	—	—	—	—	—	—	65	(2,513)	(2,513)
Issuance of restricted stock awards	62	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	4	—	104	—	—	—	—	—	104
Stock-based compensation	—	—	1,964	881	—	—	—	—	2,845
Dividend payable to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969
Dividend paid to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969
Change in fair value of interest rate swaps	—	—	—	—	137	—	—	—	137
Net income	—	—	—	—	—	32,770	—	—	32,770
Translation adjustment	—	—	—	—	(30)	—	—	—	(30)
Comprehensive income									32,877
Balance at February 28, 2011	30,689	$3	$381,436	$5,371	$(16,565)	$(746)	792	$(18,081)	$351,418

Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	42	(2,839)	(2,839)
Issuance of treasury stock	(197)	—	(4,953)				(197)	4,953	—
Issuance of restricted stock awards	337	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	89	—	—	—	—	—	89
Stock-based compensation	—	—	2,352	638	—	—	—	—	2,990
Dividend payable to stockholders	—	—	—	—	—	(9,063)	—	—	(9,063)
Dividend paid to stockholders	—	—	—	—	—	(9,060)	—	—	(9,060)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(1,355)	—	—	—	(1,355)
Amortization of prior service costs on defined benefit plan, net of tax	—	—	—	—	12	—	—	—	12
Net income	—	—	—	—	—	34,209	—	—	34,209
Translation adjustment to record merger of subsidiaries and correction to translation of Property and Equipment, net	—	—	—	—	(8,881)	—	—	—	(8,881)
Translation adjustment	—	—	—	—	(689)	—	—	—	(689)
Comprehensive income	—	—	—	—	—	—	—	—	23,296
Balance at February 29, 2012	30,840	$3	$381,037	$5,880	$(33,828)	$44,324	641	$(16,165)	$381,251

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 29,	February 28,
	2012	2011
Operating Activities:
Net income	$34,209	$32,770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,550	8,836
Allowance for doubtful accounts	(1)	1
(Gain) loss on sale of property and equipment	152	353
Deferred income taxes	1,764	2,316
Discontinued operations	4	(86)
Excess tax deficiency (benefit) on stock-based compensation	(638)	(881)
Equity in gains/(losses) of unconsolidated affiliates	(10)	42
Stock-based compensation	2,352	1,964
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(3,455)	(5,391)
Merchandise inventories	(2,674)	(20,502)
Accounts payable	3,987	18,166
Net cash provided by (used in) continuing operating activities	47,240	37,588
Net cash provided by (used in) discontinued operating activities	375	77
Net cash provided by (used in) operating activities	47,615	37,665
Investing Activities:
Additions to property and equipment	(21,762)	(21,635)
Proceeds from disposal of property and equipment	37	142
Net cash flows provided by (used in) investing activities	(21,725)	(21,493)
Financing Activities:
Proceeds from bank borrowings	71,698	25,464
Repayment of bank borrowings	(59,277)	(25,095)
Release of (addition to) restricted cash	(14,000)	(8,000)
Cash dividend payments	(9,060)	(8,969)
Excess tax (deficiency) benefit on stock-based compensation	638	881
Purchase of treasury stock	(2,839)	(2,513)
Proceeds from exercise of stock options	89	104
Net cash provided by (used in) financing activities	(12,751)	(18,128)
Effect of exchange rate changes on cash and cash equivalents	843	(731)
Net increase (decrease) in cash and cash equivalents	13,982	(2,687)
Cash and cash equivalents at beginning of period	76,817	73,346
Cash and cash equivalents at end of period	$90,799	$70,659
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,347	$1,893
Income taxes	$15,297	$11,504
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$(473)	$—
Dividends declared but not paid	$9,063	$8,969

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 29, 2012

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 29, 2012, the Company had 29 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.  The Company also acquired land in south Cali, Colombia, on December 14, 2011 upon which it currently anticipates opening a new warehouse club in October 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica with an anticipated opening in the summer of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended August 31, 2011 (the “2011 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Intercompany transactions between the Company and its subsidiaries have been eliminated in consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, the Company has evaluated subsequent events through the date and time these financial statements were issued.

During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landcos involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opcos that they were merged into had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceased to exist, and all relevant economic activities previously performed by the Landco no longer exist, a significant change in economic facts and circumstances has been determined to have taken place, indicating that the functional currency has changed as the assets were transferred to the Opco. Upon this transfer, the Company is required to remeasure the nonmonetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items had been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

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

The Company has analyzed the impact of these items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which decreased comprehensive income by approximately $3.3 million for the three month period ended November 30, 2011, would be immaterial to the expected full year results for fiscal 2012 and financial position as presented on the consolidated balance sheet.  Correcting the error would not have had a material impact on any individual prior period presented in the 2011 Form 10-K or affect the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for 2011.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following table summarizes the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	Three Months Ended
	November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011	Total fiscal year 2011
Other income (expense) – (net previously reported)(1)	$(46)	$(260)	$1,838	$8	$1,540
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expenses), net	378	454	529	963	2,324
Other income (expense), net – (currently reported)(2)	$332	$194	$2,367	$971	$3,864

		Three Months Ended
		November 30, 2010	February 28, 2011	May 31, 2011	August 31, 2011	Total fiscal year 2011
(1)	Composition of beginning balance Other income (expense) – (previously reported):
	Gain/(loss) on sale	(53)	(176)	1,179	(187)	763
	Currency gain/(loss)	7	(84)	659	195	777

(2)	Composition of ending balance Other income (expense) – (as now reported):
	Gain/(loss) on sale	(53)	(176)	1,179	(187)	763
	Currency gain/(loss)	385	370	1,188	1,158	3,101

In addition, within the Consolidated Balance Sheets for the period ended August 31, 2011, the Company reclassified the fair value of derivative instruments in the amount of $884,000 from Other accrued expenses to Other long-term liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash – As of February 29, 2012, the Company had short-term restricted cash of approximately $1.3 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais for approximately $1.2 million and approximately $100,000 in short-term restricted cash held with banking institutions for local regulatory agencies.  The Company had long-term restricted cash as of February 29, 2012 of approximately $36.7 million.  This consisted primarily of certificates of deposit held for $8.0 million with Citibank and $24.0 million held with Scotiabank related to loans in Colombia.  In addition, the Company has a certificate of deposit for approximately $3.7 million with Banco del Pais, related to loans in Honduras.  The Company has deposits of approximately $942,000 made directly with federal regulatory agencies and with banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Merchandise Inventories – The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted monthly to reflect the trend of actual physical inventory cycle count results, with full physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.  The uncertainties associated with these methods, assumptions and estimates with regard to the Company’s reported inventory, including the estimated provisions, has not had and is not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically the actual results have not differed materially from the estimates.  The likelihood of any material changes in inventory losses or markdowns is dependent on customer demand or new product introductions by the Company or its competitors that vary from current expectations.

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

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level 2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, primarily included cash flow hedges (interest rate swaps and cross-currency interest rate swaps) and forward foreign exchange contracts.  In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.  The Company has elected not to revalue long-term debt because this debt will be settled at the recorded costs and not at the fair market value.  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

Nonfinancial assets and liabilities are recognized at fair value subsequent to initial recognition when there is evidence of impairment.   For the periods reported, no impairment of such nonfinancial assets was recorded.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of February 29, 2012 and August 31, 2011 is as follows:

	February 29, 2012		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt, including current portion	$83,678	$85,239	$68,222	$70,982

Derivatives-   The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.

Cash Flow Instruments

The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the forecasted payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  See Note 9 – Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 29, 2012 and August 31, 2011.

Fair Value Instruments

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features. The aggregate notional amount of non-deliverable forward foreign-exchange contracts was $2.0 million as of February 29, 2012.  There were no forward-exchange contracts recorded for the year ended August 31, 2011.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 29, 2012 and August 31, 2011.

The following table summarizes financial liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 29, 2012 and August 31, 2011 (in thousands):

Liabilities as of February 29, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$383	$—	$383
Other long-term liabilities – (Cross-currency interest rate swaps)	—	1,816	—	1,816
Total	$—	$2,199	$—	$2,199

Liabilities as of August 31, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$544	$—	$544
Other long-term liabilities – (Cross-currency interest rate swaps)	—	340	—	340
Total	$—	$884	$—	$884

The amounts recorded for the fair value of the current liability on forward foreign exchange contracts were nominal for the six months ended February 29, 2012.  The Company did not have any forward foreign exchange contracts for the six months ended February 28, 2011.  The fair value of derivatives is disclosed in further detail in Note 9 - Derivative Instruments and Hedging Activities.

As of February 29, 2012 and August 31, 2011, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $37.2 million as of February 29, 2012 and $37.4 million as of August 31, 2011.  Foreign exchange translation gains and losses related to goodwill of approximately $200,000 for the six months ended February 29, 2012 resulted in the decrease of goodwill. The Company reviews previously reported goodwill at the entity level for impairment if there has been a significant change in the reporting unit’s assets and liabilities since the most recent evaluation, if the reporting unit’s most recent fair value determination resulted in an amount that exceeded its carrying amount by a substantial margin or if the likelihood that a current fair value determination would be more likely than not to show that the current fair value of the unit is less than the carrying amount of the reporting unit.

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares as part of its stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for fiscal year 2011 and are included as part of Other income (expense) in the consolidated statements of income for fiscal year 2012.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company (see Note 1 – Company Overview and Basis of Presentation).  For the first six months of fiscal years 2012 and 2011, the Company recorded approximately $286,000 and $757,000 in foreign exchange gains/(losses), respectively.

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

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Six Months Ended
	February 29, 2012	February 28, 2011
Federal tax provision at statutory rates	35.00%	35.00%
State taxes, net of federal benefit	0.85	0.72
Differences in foreign tax rates	(3.02)	(5.07)
Permanent items and other adjustments	0.53	(0.24)
Increase (decrease) in Foreign valuation	0.84	0.76
Provision for income taxes	34.20%	31.17%

For the six months ended February 29, 2012, the 3% increase in the effective tax rate versus the prior year was primarily attributable to the following factors: (1) a 1.5% of the increase related to an increase in the taxable loss incurred in the Company’s new Colombia entity for which the Company did not recognize a tax benefit.  A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recognition of a tax benefit; 2) 0.7% of the increase related to additional accrued income tax liability for uncertain tax positions in the first six months of fiscal year 2012 compared to a reduction in the first six months of fiscal year 2011.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance at the beginning of its fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company will adopt this guidance at the beginning of its fiscal year 2013.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

Property and equipment consist of the following (in thousands):

	February 29, 2012	August 31, 2011
Land	$85,515	$84,912
Building and improvements	195,660	192,245
Fixtures and equipment	97,686	89,239
Construction in progress	9,626	18,655
Total property and equipment, recorded at historical cost	388,487	385,051
Less: accumulated depreciation	(106,223)	(103,940)
Property and equipment, net	$282,264	$281,111

As a result of the merger of wholly owned subsidiaries under the common control of the Company and the correction of translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

The Company capitalized during the first six months of fiscal year 2012 and 2011 approximately $33,000 and $356,000, respectively, in interest expense.  The total net interest capitalized and recorded within the consolidated balance sheets as of February 29, 2012 and August 31, 2011 was $4.7 million and $4.3 million, respectively.  The $4.7 million reported as of February 29, 2012 included approximately $780,000 reclassified from construction in process to capitalized interest related to the construction of the Colombia warehouse club in Barranquilla.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted Earnings Per Share (“EPS”) using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units authorized within the Company's 1998, 2001 and 2002 Equity Participation Plans.  In addition, the Company determines the diluted income per share by excluding the basic weighted average of stock options outstanding from the shares used in the per share computation.

The following table sets forth the computation of net income per share for the three and six months ended February 29, 2012 and February 28, 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income from continuing operations	$20,217	$18,010	$34,213	$32,856
Less: Earnings and dividends allocated to unvested stockholders	(399)	(239)	(620)	(371)
Dividend distribution to common stockholders	(17,745)	(17,691)	(17,745)	(17,691)
Basic undistributed net earnings available to common stockholders from continuing operations	2,073	80	15,848	14,794
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	$17,745	$17,691	$17,745	$17,691
Net earnings available to common stockholders from continuing operations	$19,818	$17,771	$33,593	$32,485
Net earnings (loss) available to common stockholders from discontinued operations	3	(93)	(4)	(86)
Basic weighted average shares outstanding	29,541	29,414	29,522	29,385
Add dilutive effect of stock options (two-class method)	12	9	13	7
Diluted average shares outstanding	29,553	29,423	29,535	29,392
Basic income per share from continuing operations	$0.67	$0.60	$1.14	$1.11
Diluted income per share from continuing operations	$0.67	$0.60	$1.14	$1.11
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00

Income from continuing operations	20,217	18,010	34,213	32,856
Income (loss) from discontinued operations, net of tax	3	(93)	(4)	(86)
Net income	20,220	17,917	34,209	32,770

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

 The following table summarizes the dividends declared and paid during fiscal years 2012 and 2011.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Date Paid	Amount	Record Date	Payable as of 2-29-12	Amount
1-25-12	$0.60	2-15-11	2-29-12	$0.30	—	$—	8-15-12	8-31-12	$0.30
1-19-11	0.60	2-15-11	2-28-11	0.30	8-31-11	0.30	8-15-11	N/A	N/A

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.6 million and $30,000 for the first six months ended on February 29, 2012 and February 28, 2011, respectively.  The translation adjustment loss during the first six months ended February 29, 2012 resulted primarily from a $5.6 million charge related to the merger of wholly owned subsidiaries of the Company and a $3.3 million net charge relating to the correction of prior period translation errors affecting Property and equipment, net (see Note 1 - Company Overview and Basis of Presentation).  In addition, losses for approximately $689,000 were recorded during the first six months of fiscal year 2012 related to weaker foreign currencies.  The $30,000 loss recorded for the first six months of fiscal year 2011 was mainly due to weaker foreign currencies.  Weaker foreign currencies create other comprehensive losses as financial statement translation losses are recorded to other comprehensive income.

 The following table presents the components of accumulated other comprehensive loss reported on the Company’s consolidated balance sheets:

	February 29, 2012	August 31, 2011
Accumulated Other Comprehensive Loss:
Change in fair value of interest rate and cross currency interest rate swaps, net of tax	$(2,103)	$(748)
Prior Service Cost Accrual (including amortization) on Defined Benefit Plan, net of tax	(261)	(273)
Foreign-currency translation adjustment	(31,464)	(21,894)
Balance at February 29, 2012 and August 31, 2011	$(33,828)	$(22,915)

Retained Earnings Not Available for Distribution

As of February 29, 2012 and August 31, 2011, retained earnings included retained earnings designated as legal reserves of various subsidiaries of approximately $4.9 million and $4.4 million, respectively, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCK BASED COMPENSATION

The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSA's”) and restricted stock units (“RSU's”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSA's and RSU's is based on the fair market value at the time of grant with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates.  The Company records as additional paid-in capital the tax savings resulting from tax deductions in excess of expense for stock-based compensation or a reduction in paid-in capital from the tax deficiency resulting from stock-based compensation in excess of the related tax deduction, based on the Tax Law Ordering method.  In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

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

The Company has adopted four stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors.  The 1997 Stock Option Plan of PriceSmart, Inc. authorizes 700,000 shares of the Company's common stock for issuance.  The Compensation Committee of the Board of Directors administers the 1997 Plan with respect to options granted to employees or consultants of the Company, and the full Board of Directors administers the Plan with respect to director options.  The Company no longer grants options under the 1997 Plan.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under all four plans typically vest over five years and expire in six years.  The 1998, 2001 and 2002 plans also allow restricted stock awards and restricted stock units which typically vest between five to ten years.  As of February 29, 2012 and August 31, 2011, an aggregate of 222,719 and 553,042 shares, respectively, were available for future grants under the 1998, 2001 and 2002 Equity Participation Plans.

The following table summarizes the components of the stock-based compensation expense for first six months of fiscal years 2012 and 2011 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Options granted to directors	$22	$8	$40	$20
Restricted stock awards	1,263	988	2,131	1,885
Restricted stock units	101	37	181	59
Stock-based compensation expense	$1,386	$1,033	$2,352	$1,964

The following table summarizes various concepts related to stock-based compensation as of and for the the following months:
	Six Months Ended
	February 29, 2012	February 28, 2011
Remaining unrecognized compensation cost (in thousands)	$26,988	$10,100
Weighted average period of time over which this cost will be recognized (years)	8.26	3.45
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$638	$881

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units generally vest between five to ten years and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the six-months ended February, 2012 and year ended August 31, 2011 was as follows:

	Six Months Ended	Fiscal Year Ended
	February 29,	August 31,
	2012	2011
Grants outstanding at beginning of period	436,611	558,821
Granted	366,560	95,700
Forfeited	(5,006)	(8,231)
Vested	(111,625)	(209,679)
Grants outstanding at end of period	686,540	436,611

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for first six months of fiscal years 2012 and 2011:
	Six Months Ended
Weighted Average Grant Date Fair Value	February 29, 2012	February 28, 2011
Restricted stock awards and units granted	$68.25	$40.40
Restricted stock awards and units vested	$23.69	$16.49
Restricted stock awards and units forfeited	$30.42	$23.18

The total fair market value of restricted stock awards and units vested during the six months ended February 29, 2012 and February 28, 2011 was approximately $7.5 million and $7.4 million, respectively.

At the vesting dates, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.   During the six months ended February 29, 2012 and February 28, 2011, the Company repurchased 41,910 and 64,837 shares, respectively, of common stock from employees for approximately $2.8 million and $2.5 million, respectively, based on the stock repurchase price to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

The Company reissued treasury shares as part of its stock-based compensation programs.  During the six months ended February 29, 2012 the Company reissued 196,850 treasury shares.  No treasury shares were reissued during the six-month period ended February 28, 2011.

As of February 29, 2012 and August 31, 2011, the Company had 36,000 and 30,800 stock options outstanding under its stock plans, respectively.  Stock-based compensation for options represented 1.7% and 1.4% of the total stock-based compensation for the six months ended February 29, 2012 and for fiscal year 2011, respectively.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 29, 2012 and August 31, 2011, the Company had recorded within other accrued expenses a total of $3.1 million and $2.8 million, respectively, for various non-income tax related tax contingencies.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are $125,000 and $228,000, approximately.

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

The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties.   To support additional development on the PPA property, certain additional improvements to the WRB would be required, according to professionals retained by the Company. The Company is currently processing the necessary permits to perform these improvements during the dry season that runs approximately from January to April.  The Company has not recorded a liability for any of these matters as of February 29, 2012 or August 31, 2011.

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

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 29, 2012	$27,044	$135	$282	$26,627	8.5%

August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

Each of the facilities expires during the year and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended February 28,	Amount
2013	$7,282
2014	15,971
2015	18,399
2016(1)	8,897
2017	26,912
Thereafter	6,217
Total	$83,678

(1)	The year 2016 is a leap year with the period ending February 29th.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations. One risk managed by the Company using derivative instruments is interest rate risk.  To manage interest rate exposure, the Company’s subsidiaries have entered into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the LIBOR interest payments associated with variable-rate loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to the non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into cross-currency interest rate swaps that convert its non-functional currency denominated variable interest payments to functional currency fixed interest payments during the life of the hedging instruments.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.

These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts recorded for ineffectiveness for the periods reported herein related to the interest rate or cross currency interest rate swaps of long-term debt.

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of February 29, 2012 and August 31, 2011, all of the Company’s interest rate swap and cross-currency interest rate swaps derivative financial instruments are designated and qualify as cash flow hedges.  The Company has procedures in place in order to monitor and control the use of derivative financial instruments and ensure they are not used for trading or speculative purposes.  The Company’s Colombia subsidiary entered into five cross-currency interest rate swap agreements.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  The Company’s Trinidad and Barbados subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 – February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six month periods ended February 29, 2012 and February 28, 2011, the Company included the gain or loss on the interest rate and cross-currency interest rate hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended February 29, 2012	$196	$308	$504
Interest expense for the three months ended February 28, 2011	$71	$92	$163
Interest expense for the six months ended February 29, 2012	$339	$556	$895
Interest expense for the six months ended February 28, 2011	$146	$188	$334

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Balance as of February 29, 2012	Notional Balance as of August 31, 2011
RBTT	$5,850	$6,300
Scotiabank	32,000	8,000
Citibank N.A.	2,700	2,925
Total	$40,550	$17,225

The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps derivative instruments (in thousands):

	Derivatives
	February 29, 2012		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other long-term liabilities	$383	Other long-term liabilities	$544
Cross currency interest rate swaps(2)	Other long-term liabilities	1,816	Other long-term liabilities	340
Net fair value of derivatives designated as hedging instruments(3)		$2,199		$884

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $287,000 and $408,000 net of tax, as of February 29, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax asset amount of $96,000 and $136,000 as of February 29, 2012 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.8 million and $340,000 as of February 29, 2012 and August 31, 2011, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company’s Colombia subsidiary entered into the following forward foreign exchange contracts.

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	09-Feb-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	April 9, 2012	February 9, 2012- April 9, 2012
Colombia	28-Feb-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	April 28, 2012	February 28, 2012- April 28, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other were nominal for the six months ended February 29, 2012.  The Company did not have any forward foreign exchange contracts for the six months ended February 28, 2011 nor as of August 31, 2011.

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

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of February 29, 2012 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$483	$(46)	$5,053	$2,017	$7,070
Price Plaza Alajuela, S.A.	2,193	376	(38)	2,531	1,645	4,176
Total	$6,809	$859	$(84)	$7,584	$3,662	$11,246

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 29,	August 31,
	2012	2011
Current assets	$1,238	$1,294
Noncurrent assets	5,736	6,662
Current liabilities	982	1,003
Noncurrent liabilities	—	—

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net loss	$6	$(74)	$20	$(84)

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

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Six Month Period Ended February 29, 2012
Revenue from external customers	$5,708	$669,518	$353,292	$—	$1,028,518
Intersegment revenues	384,463	3	2,297	(386,763)	—
Depreciation and amortization	(808)	(5,809)	(4,933)	—	(11,550)
Operating income	15,016	30,451	9,131	—	54,598
Net income	10,971	18,149	5,089	—	34,209
Capital expenditures, net	937	15,304	5,415	—	21,656
Long-lived assets (other than deferred tax assets)	38,721	214,409	116,161	—	369,291
Goodwill	—	32,032	5,189	—	37,221
Identifiable assets	45,449	440,521	211,557	—	697,527
Six Month Period Ended February 28, 2011
Revenue from external customers	$3,312	$521,884	$310,493	$—	$835,689
Intersegment revenues	308,266	—	2,332	(310,598)	—
Depreciation and amortization	(461)	(4,617)	(3,758)	—	(8,836)
Operating income	13,104	27,274	8,549	—	48,927
Net income	10,713	16,917	5,140	—	32,770
Capital expenditures, net	2,020	15,385	6,386	—	23,791
Long-lived assets (other than deferred tax assets)	35,998	184,021	124,465	—	344,484
Goodwill	—	32,317	5,216	—	37,533
Identifiable assets	52,102	347,782	215,622	—	615,506
As of August 31, 2011
Long-lived assets (other than deferred tax assets)	38,601	192,594	123,356	—	354,551
Goodwill	—	32,152	5,209	—	37,361
Identifiable assets	63,154	388,325	212,849	—	664,328

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

On March 8, 2012, the Company entered into an agreement with Union Bank, N.A., to increase the line of credit available from $15.0 million to $25.0 million.

On March 15, 2012 the Company finalized the purchase of land in North Cali, Colombia.  The Company plans to construct and operate upon it a new warehouse club that will be the Company’s third warehouse club in Colombia and anticipates this warehouse club will open in the spring of 2013.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; a few of the Company's stockholders own nearly 31.1% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K/A filed for the fiscal year ended August 31, 2011 filed on January 9, 2012 pursuant to the Securities Exchange Act of 1934.  See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and six month periods ended February 29, 2012 (fiscal year 2012) and February 28, 2011 (fiscal year 2011), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of February 29, 2012 and February 28, 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation (as of February 29, 2012)	Number of Warehouse Clubs in Operation (as of February 28, 2011)	Anticipated warehouse club openings in FY 2013	Ownership (as of February 29, 2012)	Basis of Presentation
Colombia	1	—	2	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	1	100%	Consolidated
Dominican Republic	3	3	—	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	4	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	29	28	3

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  The Company also opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011. As of February 29, 2012, the total number of warehouse clubs in operation was 29 operating in 12 countries and one U.S. territory, in comparison to 28 warehouse clubs operating in 11 countries and one U.S. territory at the end of February 28, 2011. The average age of the 29 warehouse clubs in operation was 113 months as of the end of February 29, 2012, and the average age of the 28 warehouse clubs in operation was 104 months as of February 28, 2011.

In addition to the warehouse clubs operated directly by the Company, during fiscal year 2011, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee.  This agreement was terminated on August 9, 2011 in connection with the Company's termination of its lease of its former warehouse club located in Guam.  As a result, the Company no longer receives royalty fees and now has no third party licensing agreements.

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

General Economic Factors

While the U.S. economy is providing signals that a modest recovery is taking hold, the Company continues to watch for signs as to what effect if any this may have in its markets.   There has been no specific indication of a change in the moderate economic growth of the past two years within most of the Company’s markets, particularly the Latin American segment. However, world economic events, such as the concerns over European debt, can have an impact on financial markets, which in turn can affect exchange rates of currencies compared to the U.S. dollar in the Company’s markets and also the interest rates paid by the Company on some of its long-term debt.

The Company is concerned about the increasing price of oil and certain commodities that could have a negative effect on the Company’s operating costs and sales.  Higher oil prices can negatively impact the economic growth of the countries in which the Company operates, thereby reducing the buying power of our members.  Higher oil prices can also increase the Company’s operating costs, particularly utilities and distribution expenses.  Inflationary pressures on various commodities may also impact consumer spending.  The Company takes steps to buy competitively from its suppliers, but will pass through higher costs for items through increased pricing when necessary, although, depending on the magnitude of the change, often at prices that yield a reduced gross margin percentage of sales.  Due to many factors, including the broad array of merchandise offered in our warehouse clubs, the changing mix of items between imported versus locally sourced, and the Company’s ongoing efforts to reduce prices through operational efficiencies, the Company believes that the current impact of inflation, if any, on the Company’s reported sales growth is small, but has determined that this is not quantifiable with any certainty.

In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The Company has noted that certain retailers are making investments in upgrading their locations within the Company’s markets.  In addition, the local Costa Rican press has reported that Sam’s Club plans to build and operate its first warehouse club within the Costa Rican market.  These actions may result in increased competition within the Company’s markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter other of the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products which the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency.  These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company’s foreign markets that are U.S. dollar denominated.  Approximately 51% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company’s net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into interest rate swaps, cross currency interest rate swaps and forward currency derivatives.  The Company has local currency-denominated long-term loans in Honduras and Guatemala; has interest rate swaps in Trinidad and Barbados; and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets in the first quarter of fiscal year 2012 related to concerns over European sovereign debt had a negative impact on some of the foreign currencies of the countries in which the Company operates.  For example, the Colombian peso devalued 9.3% against the U.S. dollar during the first quarter resulting in a revaluation of U.S. dollar denominated liabilities in the Company’s Colombian subsidiary totaling $1.5 million in currency losses.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Business Strategy

The long-standing business strategy of the Company is to pass to its members the benefits of the Company’s improved buying and operating efficiencies through lower prices.  Lower prices, in turn, drive sales volume, which then provides opportunities to further reduce expenses and allow for more competitive pricing.

The Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase and the Company increases its purchases of products, the Company can obtain better pricing from its suppliers.  Higher volumes also provide increased operating efficiencies in the distribution operation as fixed costs are spread over this increased volume, with a resulting reduction in per unit distribution costs. Further, with increased sales, the Company can leverage its selling, general and administrative expenses which rise relatively slowly in relation to sales increases.  All of this, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Reduced pricing also enhances the value of the PriceSmart membership which generates more membership income as new memberships are sold and current members are retained. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also seeks to add additional warehouse clubs where we believe it is accretive to our business and is financially feasible.  In this regard, actions that the Company has taken, or is taking, to positively impact warehouse club sales growth, and the results of operations include the following:

Current and Future Management Actions

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.  The Company also acquired land in south Cali, Colombia, on December 14, 2011 upon which it currently anticipates opening a new warehouse club in October 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica with an anticipated opening in the summer of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations, and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and capacity.  For example, during fiscal year 2011, the Company completed the expansion of the bakeries in the Managua, Nicaragua and Tegucigalpa, Honduras warehouse clubs.  Also in August of fiscal year 2011, the Company leased space for additional member parking for the warehouse club located in Tegucigalpa, Honduras.  The Company expects to invest approximately $7.1 million in expansions, reconfigurations, and/or upgrades during fiscal year 2012 and believes that these improvements will provide for more selling space and increased capacity for stocking and displaying merchandise in the Company's warehouse clubs, thereby contributing to an increase in sales.

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

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate which occasionally includes developing adjacent land either directly or through joint ventures.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart.  In this respect, the Company recently began developing and has obtained tenants on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the second quarter of fiscal year 2012 included:

•
Net warehouse club sales increased 22.2% over the prior year.  The Company had one additional warehouse club for the quarter (Barranquilla, Colombia which opened on August 19, 2011).  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending March 4, 2012 grew 16.7%.

•
Membership income for the second quarter of fiscal year 2012 increased 14.7% to $6.4 million on an 18.5% increase in membership accounts from February 28, 2011 to February 29, 2012 due in part to strong sign-ups in Barranquilla and renewal rates at 89%.

•
Gross profits (net warehouse club sales less associated cost of goods sold) as a percent of net warehouse sales decreased 22 basis points (0.22% of sales) from the prior year primarily related to the Company's on-going strategy of reducing prices to enhance value to our members.  On a sequential basis, gross profits increased 11 basis points (0.11% of sales) from the first quarter of fiscal year 2012, during which the Company experienced incremental costs on the initial importation of merchandise to the Barranquilla, Colombia warehouse club.

•	Selling, general and administrative expenses were 11 basis points higher as a percentage of sales (0.11% of sales) compared to the same quarter last year.

•	Operating income for the second quarter of fiscal year 2012 was $30.3 million, an increase of $3.6 million over the second quarter of fiscal year 2011.

•	The Company recorded a net gain from currency in the current quarter of $875,000. In the same period last year, the Company had a $370,000 gain from currency.

•	Net income for the second quarter of fiscal year 2012 and 2011 was $20.2 million, or $0.67 per diluted share, and $17.9 million, or $0.60 per diluted share, respectively.

 COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal second quarter ends on February 29, 2012 and February 28, 2011.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Costs of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year 2011.  For the three and six months ended February 28, 2011, the Company recorded approximately $454,000 and $832,000, respectively, in foreign exchange gains that were re-classified to conform to the current presentation.  For the three months ended February 29, 2012, the Company recorded approximately $875,000 in foreign exchange gains.  For the six months ended February 29, 2012, the Company has had a net foreign exchange loss of approximately $286,000. The Company’s management believes that these foreign currency transactions are not directly matched to the cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and the increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.

Net Warehouse Club Sales

	Three Months Ended
	February 29, 2012		February 28, 2011
	Amount	% Change	Amount
Net warehouse club sales	$537,816	22.2%	$440,263

	Six Months Ended
	February 29, 2012		February 28, 2011
	Amount	% Change	Amount
Net warehouse club sales	$1,006,145	23.1%	$817,595

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

The Company had an additional warehouse club in operation for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 (Barranquilla, Colombia).  Consistent with the past few quarters, total net warehouse sales  growth in the quarter was predominantly driven by transaction growth (19.1%).  The average value of each transaction increased 2.5%.  The growth across all merchandise categories was fairly consistent, with food registering slightly higher growth, driven by higher sales in fresh and bakery, compared to the second quarter of fiscal year 2011.  However, the growth across all merchandise categories did not create a significant shift in the merchandise mix during the quarter compared to that which was reported in the Company’s fiscal year 2011 10-K.

The Company had an additional warehouse club in operation for the entire six months of fiscal 2012 compared to the first six months of fiscal 2011 (Barranquilla, Colombia).  In addition, the Company had one warehouse club that was open for the full six months of fiscal year 2012 (Arroyo Hondo, Dominican Republic) which was open for only four months in the first six months of fiscal year 2011.  Transaction growth for the six month period of fiscal 2012 was 20.0% and the average transaction increased 2.6% as compared to the same six month period of fiscal year 2011.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in the Dominican Republic on November 5, 2010 were not used in the calculation of comparable warehouse club sales until January 2012.  Similarly, the sales related to the new warehouse club opened in Colombia on August 19, 2011 will not be used in the calculation of comparable warehouse club sales until November 2012.

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 16.7% for the 13-week period ended March 4, 2012, compared to the same 13-week period last year.  The comparable warehouse club sales calculations for the current 13-week period excluded the Barranquilla, Colombia warehouse club for the entirety of the period, and Santo Domingo warehouse club for the first 4 weeks of the period.

Comparable warehouse club sales for the 26-week period ended March 4, 2012 increased 17.7%.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and six months ended February 29, 2012 and February 28, 2011 in the segments in which the Company operates.

	Three Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of net sales	Increase from prior year	% change	Amount	% of net sales
Latin America	$352,764	65.6%	$75,920	27.4%	$276,844	62.9%
Caribbean	185,052	34.4%	21,633	13.2%	163,419	37.1%
Net warehouse club sales	$537,816	100.0%	$97,553	22.2%	$440,263	100.0%

	Six Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of net sales	Increase from prior year	% change	Amount	% of net sales
Latin America	$657,584	65.4%	$146,114	28.6%	$511,470	62.6%
Caribbean	348,561	34.6%	42,436	13.9%	306,125	37.4%
Net warehouse club sales	$1,006,145	100.0%	$188,550	23.1%	$817,595	100.0%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three and six months ended February 29, 2012, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified markets, plus the addition of the warehouse club sales in Barranquilla in the current periods compared to prior period.

 Export Sales

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Export sales	$3,459	1,587	84.8%	$1,872

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Export sales	$5,708	2,428	74.0%	$3,280

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves an approximate 5% gross profit margin.

Membership Income

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Membership income	$6,393	$817	14.7%	$5,576
Membership income % to net warehouse club sales	1.2%			1.3%
Number of total accounts	916,787	143,224	18.5%	773,563

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Membership income	$12,724	$1,723	15.7%	$11,001
Membership income % to net warehouse club sales	1.3%			1.3%
Number of total accounts	916,787	143,224	18.5%	773,563

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three months ended February 29, 2012, the increase in membership income primarily reflects an 18.5% increase in the number of membership accounts.  Of the 143,224 accounts added over the past 12 months, 84,288 were added in the first six months of the current fiscal year.  There was no appreciable change in the average fee collected per membership account in the three or six month period compared to the similar periods of last year.  The Company also recorded during the three months ended February 29, 2012 a one-time reduction to membership income of approximately $323,000 related to recognition of revenue net of tax, which is not expected to affect future quarters.  The membership renewal rate for the 12-month periods ended February 29, 2012 and February 28, 2011 was 89% and 88%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees.

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Other income	$2,165	$259	13.6%	$1,906

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Other income	$3,941	$128	3.4%	$3,813

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three months ended February 29, 2012, the year-over-year increase was entirely due to increased product demonstration fees.  Rental income decreased from the prior period resulting from the sale in March 2011 of the former warehouse club in Los Pueblos, Panama for which the Company received rental income of $125,000 in the second quarter of fiscal year 2011.  This loss of rental income in Panama was partially offset by rental income from new tenants in the Company’s San Fernando, Trinidad location.

For the six months ended February 29, 2012, the year-over-year increase resulted from higher income for product demonstrations, and the leasing of retail space in the Company’s San Fernando, Trinidad location offset by the sale of the former warehouse club in Los Pueblos, Panama for which the Company received rental income of $250,000 in the first six months of fiscal year 2011.

Gross Margin

Warehouse Sales Gross Profit Margin

		Three Months Ended
		February 29, 2012		February 28, 2011
	Amount	Increase from prior year	% of sales	Amount	% of sales
Warehouse club sales	$537,816	$97,553	100.0%	$440,263	100.0%
Less associated cost of goods sold	459,313	84,286	85.4	375,027	85.2
Warehouse gross profit margin	$78,503	$13,267	14.6%	$65,236	14.8%

		Six Months Ended
		February 29, 2012		February 28, 2011
	Amount	Increase from prior year	% of sales	Amount	% of sales
Warehouse club sales	$1,006,145	$188,550	100.0%	$817,595	100.0%
Less associated cost of goods sold	859,794	166,579	85.5	693,215	84.8
Warehouse gross profit margin	$146,351	$21,971	14.5%	$124,380	15.2%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Beginning with the first quarter of fiscal 2012, the Company no longer includes the effect of currency movements in cost of goods sold as it was determined that a significant portion of these costs did not relate to the cost of current period merchandise. These amounts are now presented in other income (expense). Prior periods have been reclassified to conform with the current reporting treatment (see Note 1 of the Consolidated Financial Statements – Company Overview and Basis of Presentation).

For the three months ended February 29, 2012, ongoing price reductions across most merchandise categories and geographies contributed the majority of the 22 basis points reduction in warehouse gross profit margin from the year earlier period.  The gross profit margin was largely unaffected by changes in merchandise mix in the period.  In the first quarter of fiscal 2012, the Company indicated that incremental importation costs for the new warehouse club in Colombia resulted in a reduction of net warehouse margins by 14 basis points.  These costs were reduced in the second quarter of fiscal year 2012, impacting net waerhouse margins by 6 basis points in the quarter.  Gross profit margin increased by 11 basis points in the second quarter of fiscal year 2012, compared to the first quarter of fiscal year 2012.

    For the six months ended February 29, 2012, price reductions across most merchandise categories and geographies contributed the majority of the 67 basis points reduction in warehouse gross profit margin from the year earlier period. In addition, the Company incurred higher importation costs on the initial investment in merchandise to supply the new Barranquilla warehouse club during the first six months of operation. These costs included multiple handling of some merchandise and additional port and inspection costs, resulting in a reduction in net warehouse margins of 10 basis points to warehouse club sales.

Export Sales Gross Profit Margin
	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% of sales	Amount	% of sales
Export sales	$3,459	$1,587	100.0%	$1,872	100.0%
Less associated cost of goods sold	3,292	1,534	95.2	1,758	93.9
Export sales gross profit margin	$167	$53	4.8%	$114	6.1%

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% of sales	Amount	% of sales
Export sales	$5,708	$2,428	100.0%	$3,280	100.0%
Less associated cost of goods sold	5,453	2,351	95.5	3,102	94.6
Export sales gross profit margin	$255	$77	4.5%	$178	5.4%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three months ended February 29, 2012, the increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

For the six months ended February 29, 2012, the increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

The Company has no plans to expand this business beyond the existing customer.

Selling, General and Administrative Expenses

Warehouse Club Operations
	Three Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
Warehouse club operations expense	$46,384	8.6%	$9,145	24.6%	$37,239	8.5%

	Six Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
Warehouse club operations expense	$88,893	8.8%	$16,520	22.8%	$72,373	8.9%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Warehouse club operations expense increased 16 basis points as a percent of net warehouse sales in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.  The infrastructure investment in Colombia and the cost of operations relative to the sales of the one warehouse club in Colombia, contributed 5 basis points to the overall Company increase.  Higher payroll related costs added 8 basis points, mostly due to a catch-up accrual for an expected performance incentive bonus for non-management warehouse club employees.  Credit card costs added 4 basis points largely resulting from a change to the transaction fee charged for the use of certain debit cards in some countries.  Finally, the Company recorded non-income tax related tax contingencies in several countries which added 7 basis points of additional costs during the quarter.

     On a six month basis, warehouse club operations expenses improved 1 basis point as a percentage of net warehouse sales.  The infrastructure investment in Colombia and the cost of operations relative to the sales of the one warehouse club in Colombia, contributed an increase of 11 basis points at the total Company level during the six month period as a percent of sales.  Credit card expenses, largely related to the increased fees for certain debit cards in some countries added 2 basis points and non-income tax related tax contingencies added another 4 basis points.  All other operating expenses experienced positive leverage relative to the sales with payroll related expenses contributing 10 basis points and other cost elements contributing 8 basis points of improvement.

General and Administrative Expenses

	Three Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
General and administrative expenses	$10,508	2.0%	$1,634	18.4%	$8,874	2.0%
	Six Months Ended
	February 29, 2012				February 28, 2011
	Amount	% of warehouse club sales	Increase from prior year	% Change	Amount	% of warehouse club sales
General and administrative expenses	$19,619	1.9%	$1,935	10.9%	$17,684	2.2%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including stock compensation expense, accounted for most of the increase in general and administrative expenses for the three and six month periods ended February 29, 2012 compared to the same periods in fiscal year 2011.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$(1)	$14	(93.3)%	$(15)

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Decrease from prior year	% Change	Amount
Pre-opening expenses	$161	$(227)	(58.5)%	$388

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

The Company had no pre-opening expenses in the second quarter of fiscal year 2012.  For the current six month period, the pre-opening expenses related to opening of Barranquilla in August 2011.  In the year ago six month period, pre-opening expenses were incurred for the Arroyo Hondo warehouse club which opened in the Dominican Republic on November 5, 2010.

Operating Income

	Three Months Ended
	February 29, 2012				February 28, 2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$30,337	5.6%	$3,603	13.5%	$26,734	6.1%

	Six Months Ended
	February 29, 2012				February 28, 2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Operating income	$54,598	5.4%	$5,671	11.6%	$48,927	6.0%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three months ended February 29, 2012, operating income improved $3.6 million compared to the prior year period, due to higher sales.  As a percentage of sales, operating income declined 43 basis points as a result of reduced net warehouse margins and an 11 basis point increase in SG&A costs.

For the six months ended February 29, 2012, operating income improved $5.7 million compared to the prior year period, resulting from higher sales and the leveraging of SG&A costs, offset by reduced warehouse margins.

Interest Income

	Three Months Ended
	February 29, 2012		February 28, 2011
	Amount	Decrease from prior year	Amount
Interest income	$205	$(34)	$239

	Six Months Ended
	February 29, 2012		February 28, 2011
	Amount	Increase from prior year	Amount
Interest income	$389	$22	$367

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

For the three months ended February 29, 2012, the decrease in interest income was primarily due to a decrease in interest payments received on deposits the Company holds.  Restricted cash deposits for this period includes certificates of deposit with an average balance over the period of approximately $32.6 million with various banking institutions held as part of the Company’s loan agreements with those banks.   In the first three months of fiscal year 2011, restricted cash deposits included certificates of deposit with an average balance over the period of approximately $14.9 million held with various banking institutions as part of the Company’s loan agreements with those banks.

For the six months ended February 29, 2012, the increase in interest income was primarily due to an increase in interest payments received on deposits the Company holds.  Restricted cash deposits for this period includes certificates of deposit with an average balance over the period of approximately $31.2 million with various banking institutions held as part of the Company’s loan agreements with those banks.   In the first six months of fiscal year 2011, restricted cash deposits included certificates of deposit with an average balance over the period of approximately $12.2 million held with various banking institutions as part of the Company’s loan agreements with those banks.

Interest Expense
	Three Months Ended
	February 29, 2012		February 28, 2011
	Amount	Increase from prior year	Amount
Interest expense on loans	$1,332	$95	$1,237
Capitalized interest	(15)	151	(166)
Net interest expense	$1,317	$246	$1,071

	Six Months Ended
	February 29, 2012		February 28, 2011
	Amount	Increase from prior year	Amount
Interest expense on loans	$2,604	$220	$2,384
Capitalized interest	(33)	323	(356)
Net interest expense	$2,571	$543	$2,028

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The increases in interest expense for the three months ended February 29, 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For the three months ended February 29, 2012, the capitalized interest related to the final construction activities for the Barranquilla, Colombia warehouse club and the build out of the excess land in San Fernando, Trinidad.  For the first quarter of fiscal 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.

The increases in interest expense for the six months ended February 29, 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For the six months ended February 29, 2012, the capitalized interest related to the final construction activities for the Barranquilla, Colombia warehouse club and the build out of the excess land in San Fernando, Trinidad.  For the first quarter of fiscal 2011, the capitalized interest related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(43)	$133	(75.6)%	$(176)
Currency Gain or (Loss)	875	505	136.5	370
Total other income (expense)	$832	$638	328.9%	$194

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase/ (Decrease) from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(151)	$80	34.6%	$(231)
Currency Gain or (Loss)	(286)	(1,043)	137.7	757
Total other income (expense)	$(437)	$(963)	183.1%	$526

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the second quarter of fiscal year 2012, the Company recorded a net currency gain of $875,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company’s various subsidiaries.  Of that amount, $323,000 related to strengthening of the Colombian peso in the period.  In the second quarter of fiscal year 2011, the currency gain was $370,000.

For the first six months of fiscal year 2012, the main cause for the currency loss was a $1.5 million currency loss recorded for the Colombia subsidiary in the first quarter.  As a result of the strengthening of the Colombian peso in the second quarter, the six month impact is a net currency loss of $286,000. For the first six months fiscal year 2011, currency gain was recorded as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company’s various subsidiaries.

Provision for Income Taxes

	Three Months Ended
	February 29, 2012		February 28, 2011
	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$9,825	$860	$8,965
Net deferred tax provision (benefit)	18	934	(916)
Provision for income taxes	$9,843	$1,794	$8,049
Effective tax rate	32.8%		30.8%

	Six Months Ended
	February 29, 2012		February 28, 2011
	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$16,504	$1,612	$14,892
Net deferred tax provision (benefit)	1,272	1,270	2
Provision for income taxes	$17,776	$2,882	$14,894
Effective tax rate	34.2%		31.2%

Comparison of Three and Six Months ended February 29, 2012 to February 28, 2011

For the three months ended February 29, 2012, the increase in the effective tax rate versus the prior year was 2.0%.  This increase is primarily the result of a net increase in contingencies recorded for uncertain income tax positions during the second quarter of fiscal 2012 of $187,000 or 0.6%, versus a net reduction in contingencies recorded for uncertain tax positions in the second quarter of fiscal 2011 of $298,000 or 1.1%.

For the six months ended February 29, 2012, the 3% increase in the effective tax rate versus the prior year was primarily attributable to the following factors: (1) 1.5% of the increase resulted from an increased taxable loss incurred in the Company’s new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recognition of a tax benefit; and (2) 0.7% of the increase resulted from additional accrued income tax liability for uncertain tax positions in the first six months of fiscal year 2012, compared to a reduction in the first six months of fiscal year 2011.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations	$20,217	$2,207	12.3%	$18,010

	Six Months Ended
	February 29, 2012			February 28, 2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from continuing operations	$34,213	$1,357	4.1%	$32,856

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.   The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term borrowings and long-term debt.  The Company evaluates on a regular basis if it may need to borrow additional funds if the Company is unable to generate sufficient cash from operations to meet its operating or capital requirements.  As such, the Company evaluates and may enter into or obtain additional loans and/or credit facilities to provide additional liquidity.

Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Six Months Ended
	February 29, 2012	February 28, 2011
Cash and cash equivalents	$90,799	$70,659

The Company’s cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 29, 2012	February 28, 2011
Net cash provided by (used in) continuing operating activities	$47,240	$37,588
Net cash provided by (used in) discontinued operations	375	77
Net cash provided by (used in) investing activities	(21,725)	(21,493)
Net cash provided by (used in) financing activities	(12,751)	(18,128)
Effect of exchange rates	843	(731)
Net increase (decrease) in cash and cash equivalents	$13,982	$(2,687)

The Company’s operating activities provided cash for all periods presented as summarized below.

	Six Months Ended		Increase/ (Decrease)
	February 29, 2012	February 28, 2011	2012 to 2011
Net Income	$34,209	32,770	$1,439
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	11,550	8,836	2,714
(Gain) loss on sale of property and equipment	152	353	(201)
Deferred income taxes	1,764	2,316	(552)
Stock-based compensation expenses	2,352	1,964	388
Other non-cash operating activities	(645)	(924)	279
Net non-cash related expenses	15,173	12,545	2,628
Net Income from operating activities reconciled for non-cash operating activities	49,382	45,315	4,067
Changes in Operating Assets and Liabilities not including Merchandise Inventories	532	12,775	(12,243)
Changes in Merchandise Inventories	(2,674)	(20,502)	17,828
Net cash provided by discontinued operating activities	375	77	298
Net cash provided by (used in) operating activities	$47,615	37,665	$9,950

Net income from Operating Activities in the current six month period increased over the same period in fiscal year 2011 primarily as a result of higher sales.  Higher depreciation expense associated with capital additions resulted in net non-cash related expenses increasing $2.6 million.  The increase in inventory during the current six month period was $17.8 million less than the year ago period.  The Company began the current fiscal year with higher inventory levels in anticipation of the strong holiday sales compared to the prior year when the pre-holiday inventory build-up occurred during the first fiscal quarter including the inventory acquisition for the new Dominican Republic club which opened in November 2010.  The year-over-year change in the net operating assets and liabilities primarily relates to the change in the trade payables associated with the change in inventory levels between the two periods.

The Company's use of cash in investing activities for the period is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 29, 2012	February 28, 2011	2012 to 2011
Cash used for additions of property and equipment:
Land acquisitions	$(5,433)	$(5,161)	$(272)
Warehouse club expansion, construction, and land improvements	(6,757)	(6,448)	(309)
Acquisition of fixtures and equipment	(9,572)	(10,026)	454
Proceeds from disposals of property and equipment	37	142	(105)
Net cash flows (provided by) used in investing activities	$(21,725)	$(21,493)	$(232)

Net cash used in investing activities increased in fiscal year 2012 compared to fiscal year 2011 by approximately $232,000 primarily due to an increase in cash expended for land acquisitions and building construction during the first six months of fiscal year 2012 offset by decreases in the acquisition of fixtures and equipment utilized in expansion and refitting projects within existing warehouse clubs.

Cash used in investing activities for the first six months of fiscal year 2011 consisted primarily of the Company’s acquisition of approximately 210,000 square feet of land in Barranquilla, Colombia, upon which the Company constructed and opened a warehouse club on August 9, 2011, the continuing development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean, the Company’s expansion of the Miami warehouse and its continuing acquisition of fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices within its Latin America, the Caribbean and the United States segments.

Net cash used by financing activities for the period presented is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 29, 2012	February 28, 2011	2012 to 2011

New bank loans offset by establishment of certificates of deposit held against loans, and payments on existing bank loans	$(1,579)	$(7,631)	$6,052
Cash dividend payments	(9,060)	(8,969)	(91)
Proceeds from exercise of stock options and the tax benefit related to stock options	727	985	(258)
Purchase of treasury stock related to vesting of restricted stock	(2,839)	(2,513)	(326)
Net cash provided (used) in financing activities	$(12,751)	$(18,128)	$5,377

Net cash used in financing activities decreased in the first six months of fiscal year 2012 over the same period in 2011, primarily due to increases in long-term loans for approximately $3.7 million during fiscal year 2012 and the pay down of a long-term loan for approximately $3.3 million recorded in fiscal year 2011 not experienced in fiscal year 2012, offset by the increase in normally scheduled payments during fiscal year 2012.  Net cash used by financing activities for the first six months of fiscal year 2011 was primarily the result of normally scheduled loan payments, the payment of a loan balances for approximately $3.3 million and the payment of short term loans.

Financing Activities

On January 13, 2012 the Company's Guatemala subsidiary paid off its local currency loan to Banco Industrial, S.A., for approximately $5.2 million.

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

On March 14, 2011 the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility for $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on February 21, 2012 and the Company secured this portion of the loan with an $8.0 million secured time deposit.

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

The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.  The forward currency hedges are not effective cash flow hedges since the notional amount and maturity date of the forward contract does not coincide with the accounts payable balance and due dates.  The hedge ineffectiveness is measured by use of the “hypothetical derivative method,” and the Company records the changes in the fair value of the forward contract related to the re-measurement of the payable at spot exchange rates as exchange rate gains or losses.  The implied interest rate included within the forward contract is reflected in earnings as interest expense.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps an interest rate swaps:

The following table summarizes these agreements: (update table)

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Effective Period
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	February 21, 2012 – February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	November 15, 2007 - November 14, 2012

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

	Derivatives
	February 29, 2012		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps(1)	Other long-term liabilities	$383	Other long-term liabilities	$544
Cross currency interest rate swap(2)	Other long-term liabilities	1,816	Other long-term liabilities	340
Net fair value of derivatives designated as hedging instruments(3)		$2,199		$844

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $287,000 and $408,000 net of tax, as of February 29, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax asset amount of $96,000 and $136,000 as of February 29, 2012 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.8 million and $340,000 as of February 29, 2012 and August 31, 2011, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The company through its subsidiaries has entered into the following forward currency agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	09-Feb-12	Bank of Nova Scotia	Forward foreign exchange contract	$1,000	April 9, 2012	February 9, 2012- April 9, 2012
Colombia	28-Feb-12	Bank of Nova Scotia	Forward foreign exchange contract	$1,000	April 28, 2012	February 28, 2012- April 28, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other were nominal for the six months ended February 29, 2012.  The Company did not have any forward foreign exchange contracts for the six months ended February 28, 2011.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 29, 2012	$27,044	$135	$282	$26,627	8.5%

August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

As of February 29, 2012 and August 31, 2011, the Company, together with its majority or wholly owned subsidiaries, had $83.7 million and $68.2 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans for approximately $23.0 million, offset by normally scheduled payments of principal for approximately $8.4 million. Additionally, the Company exercised its option to cancel its participation in the joint venture Newco2 and recorded the cancellation of the loan payable for approximately $473,000.  Translation adjustment gains also lowered long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $1.4 million. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $99.3 million and $93.2 million as of February 29, 2012 and August 31, 2011, respectively.

As of February 29, 2012 and August 31, 2011, approximately $61.0 million and $47.5 million, respectively, relate to loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants which include debt service and leverage ratios.  As of February 29, 2012 and August 31, 2011, the Company was in compliance with respect to these covenants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Equity Securities and reissuance of treasury shares

At the vesting dates, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company does not have a stock repurchase program.

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares as part of the Company’s stock-based compensation programs.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings.

  During the six months ended February 29, 2012 and February 28, 2011, the Company repurchased 41,910 and 64,837 shares, respectively, of common stock from employees for approximately $2.8 million and $2.5 million, respectively, based on the stock repurchase price to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

The Company reissued treasury shares as part of its stock-based compensation programs.  During the six months ended February 29, 2012 the Company reissued 196,850 treasury shares.  No treasury shares were reissued for the six month period ended February 28, 2011.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of February 29, 2012, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at February 29, 2012 of approximately $26.0 million and $4.6 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company’s U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs.

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

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance at the beginning of its fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company will adopt this guidance at the beginning of its fiscal year 2013.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of February 29, 2012 the Company had a total of 29 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For the first six months of fiscal year 2012, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  For the six months ended February 29, 2012, the currencies in Guatemala and Colombia experienced a strengthening of 0.37% and 0.89%, respectively. For the six months ended February 29, 2012, the currencies in Dominican Republic, Honduras and Nicaragua experienced a 2.22%, 1.65% and 2.46% devaluation, respectively. For the six months ended February 28, 2011, the currencies in Costa Rica and Guatemala experienced 1% and 3% strengthening of their currencies, respectively. For the six months ended February 28, 2011 currencies in Jamaica and Colombia experienced a 0.9% and 3.9% devaluation, respectively.

Foreign currency exchange transaction gains (losses), including repatriation of funds, which are included as part of other income (expense) in the consolidated statements of income.  These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for 2011 and are included as part of Other income (expense) in the consolidated statements of income for fiscal year 2012.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company.    These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following table summarizes the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	Three Months Ended
	November 30, 2010	February 28, 2011	May 31, 2011		August 31, 2011	Total fiscal year 2011
Other income (expenses), net previously reported	$(46)	$(260)	$1,838	(1)	$8	$1,540
Foreign exchange transaction gains (losses) reclassified from Cost of goods sold to Other income (expenses), net	378	454	529		963	2,324
Other income (expenses), net as currently reported	$332	$194	$2,367		$971	$3,864

(1)	Includes $1,179 gain on sale of assets and $659 currency gain.

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

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.6 million and $30,000 for the first six months ended on February 29, 2012 and February 28, 2011, respectively.  The translation adjustment loss during the first six months ended February 29, 2012 resulted primarily from a $5.6 million charge related to the merger of wholly owned subsidiaries of the Company and a $3.3 million net charge relating to the correction of prior period translation errors affecting Property and equipment, net (see Note 1 - Company Overview and Basis of Presentation).  In addition, losses for approximately $689,000 were recorded during the first six months of fiscal year 2012 related to weaker foreign currencies.  The $30,000 loss recorded for the first six months of fiscal year 2011 was mainly due to weaker foreign currencies.  Weaker foreign currencies create other comprehensive losses as financial statements translation losses are recorded to other comprehensive income.

For the first six months of fiscal years 2012 and 2011, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately ($1.4) million and $137,000, net of tax, respectively.  In addition, the amortization of the unrealized expense (net of tax) on the defined benefit plan of $12,000 for the first six months of fiscal year 2012 was recorded. The loss related to hedges was mainly due to the change in the fair value of the interest rate swaps and cross currency interest rate swaps from the end of fiscal year 2011 to February 29, 2012.  The gain related to the defined benefit plan is the result of recording the amortization of prior service costs recorded in fiscal year 2011 for the defined benefit plan, entered into by the Company on January 21, 2011 in Trinidad, during the first six months of fiscal year 2012.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of February 29, 2012:

Country/Territory	Number of Warehouse Clubs In Operation		Currency
Colombia	1	(1)	Colombian Peso
Panama	4		U.S. Dollar
Costa Rica	5		Costa Rican Colon
Dominican Republic	3	(2)	Dominican Republic Peso
Guatemala	3		Guatemalan Quetzal
El Salvador	2		U.S. Dollar
Honduras	2		Honduran Lempira
Trinidad	4		Trinidad Dollar
Aruba	1		Aruba Florin
Barbados	1		Barbados Dollar
U.S. Virgin Islands	1		U.S. Dollar
Jamaica	1		Jamaican Dollar
Nicaragua	1		Nicaragua Cordoba Oro
Totals	29

(1)	This warehouse club opened on August 19, 2011, fiscal year 2011.
(2)	The Arroyo Hondo warehouse club opened on November 5, 2010, fiscal year 2011.

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

For the period ended February 29, 2012, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation as of the end of the period covered by the Quarterly Report on form 10-Q, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the two material weaknesses previously identified and disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended August 31, 2011:

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

 Despite the existence of these material weaknesses, the Company believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended February 29, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2011 – December 31, 2011	14,005	$69.85	—	$—
January 1, 2012 – January 31, 2012	27,905	66.80	—	—
February 1, 2012 – February 29, 2012	—	—	—	—
Total	41,910	$67.82	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

PRICESMART, INC.

Date: April 4, 2012	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: April 4, 2012	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)