Form 10-Q
period 2012-05-31
PRICESMART INC
filed 2012-07-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2012
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
 The registrant had 30,204,353 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2012.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2012 and the consolidated balance sheet as of August 31, 2011, the unaudited consolidated statements of income for the three  and nine months  ended May 31, 2012 and 2011, the unaudited consolidated statements of equity for the nine months ended May 31, 2012 and 2011, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2012 and 2011, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,943	$76,817
Short-term restricted cash	1,288	1,240
Receivables, net of allowance for doubtful accounts of $4 and $5 as of May 31, 2012 and August 31, 2011, respectively	4,323	3,655
Merchandise inventories	180,263	177,232
Deferred tax assets – current	4,897	4,252
Prepaid expenses and other current assets	28,743	29,117
Assets of discontinued operations	10	464
Total current assets	324,467	292,777
Long-term restricted cash	36,665	22,626
Property and equipment, net	289,700	281,111
Goodwill	37,104	37,361
Deferred tax assets – long term	14,947	17,000
Other non-current assets (includes $79 as of May 31, 2012 for the fair value of derivative instruments)	5,492	5,390
Investment in unconsolidated affiliates	7,565	8,063
Total Assets	$715,940	$664,328
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,169	$2,259
Accounts payable	164,756	163,432
Accrued salaries and benefits	13,590	11,681
Deferred membership income	13,079	11,416
Income taxes payable	8,107	7,655
Other accrued expenses	13,969	12,556
Dividends payable	9,063	—
Long-term debt, current portion	7,266	7,771
Deferred tax liability – current	378	533
Liabilities of discontinued operations	—	40
Total current liabilities	232,377	217,343
Deferred tax liability – long-term	1,624	1,888
Long-term portion of deferred rent	4,362	4,143
Long-term income taxes payable, net of current portion	2,618	3,310
Long-term debt, net of current portion	73,317	60,451
Other long-term liabilities (includes $914 and $884 for the fair value of derivative instruments and $606 and $471 for the defined benefit plan as of May 31, 2012 and August 31, 2011, respectively)	1,520	1,355
Total liabilities	315,818	288,490
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,847,734 and 30,695,933 shares issued and 30,204,353 and 29,900,030 shares outstanding (net of treasury shares) as of May 31, 2012 and August 31, 2011, respectively	3	3
Additional paid-in capital	382,570	383,549
Tax benefit from stock-based compensation	5,979	5,242
Accumulated other comprehensive loss	(32,121)	(22,915)
Retained earnings	60,030	28,238
Less: treasury stock at cost; 643,381 and 795,903 shares as of May 31, 2012 and August 31, 2011, respectively	(16,339)	(18,279)
Total equity	400,122	375,838
Total Liabilities and Equity	$715,940	$664,328
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenues:
Net warehouse club sales	$494,898	$421,637	$1,501,043	$1,239,232
Export sales	2,768	1,890	8,476	5,170
Membership income	6,944	5,824	19,668	16,825
Other income	2,163	1,797	6,104	5,610
Total revenues	506,773	431,148	1,535,291	1,266,837
Operating expenses:
Cost of goods sold:
Net warehouse club	421,512	359,064	1,281,306	1,052,279
Export	2,622	1,804	8,075	4,906
Selling, general and administrative:
Warehouse club operations	46,197	38,819	135,090	111,192
General and administrative	10,940	9,293	30,559	26,977
Pre-opening expenses	94	284	255	672
Total operating expenses	481,365	409,264	1,455,285	1,196,026
Operating income	25,408	21,884	80,006	70,811
Other income (expense):
Interest income	279	300	668	667
Interest expense	(1,344)	(984)	(3,915)	(3,012)
Other income (expense), net	(538)	2,367	(975)	2,893
Total other expense	(1,603)	1,683	(4,222)	548
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	23,805	23,567	75,784	71,359
Provision for income taxes	(8,078)	(7,199)	(25,854)	(22,093)
Income (loss) of unconsolidated affiliates	(19)	(3)	(9)	(45)
Income from continuing operations	15,708	16,365	49,921	49,221
Income (loss) from discontinued operations, net of tax	(2)	(75)	(6)	(161)
Net income	15,706	16,290	49,915	49,060
Net income per share available for distribution:
Basic net income per share from continuing operations	$0.52	$0.55	$1.66	$1.65
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.52	$0.55	$1.66	$1.65
Diluted net income per share from continuing operations	$0.52	$0.55	$1.66	$1.65
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.52	$0.55	$1.66	$1.65
Shares used in per share computations:
Basic	29,584	29,493	29,543	29,422
Diluted	29,595	29,502	29,555	29,430
Dividends per share	$—	$—	$0.60	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stockbased Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043
Purchase of treasury stock	—	—	—	—	—	—	67	(2,604)	(2,604)
Issuance of restricted stock awards	66	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144
Stock-based compensation	—	—	3,076	876	—	—	—	—	3,952
Dividend payable to stockholders	—	—	—	—	—	(8,970)	—	—	(8,970)
Dividend paid to stockholders	—	—	—	—	—	(8,969)	—	—	(8,969)
Change in fair value of interest rate swaps	—	—	—	—	(23)	—	—	—	(23)
Net income	—	—	—	—	—	49,060	—	—	49,060
Translation adjustment	—	—	—	—	(396)	—	—	—	(396)
Comprehensive income									48,641
Balance at May 31, 2011	30,691	$3	$382,588	$5,366	$(17,091)	$15,543	794	$(18,172)	$368,237
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	44	(3,013)	(3,013)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953	—
Issuance of restricted stock awards	345	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	89	—	—	—	—	—	89
Stock-based compensation	—	—	3,885	737	—	—	—	—	4,622
Dividend payable to stockholders	—	—	—	—	—	(9,063)	—	—	(9,063)
Dividend paid to stockholders	—	—	—	—	—	(9,060)	—	—	(9,060)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(33)	—	—	—	(33)
Amortization of prior service costs on defined benefit plan, net of tax	—	—	—	—	12	—	—	—	12
Net income	—	—	—	—	—	49,915	—	—	49,915
Translation adjustment to record merger of subsidiaries and correction to translation of Property and Equipment, net	—	—	—	—	(8,881)	—	—	—	(8,881)
Translation adjustment	—	—	—	—	(304)	—	—	—	(304)
Comprehensive income									40,709
Balance at May 31, 2012	30,848	$3	$382,570	$5,979	$(32,121)	$60,030	643	$(16,339)	$400,122

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended
	May 31, 2012	May 31, 2011
Operating Activities:
Net income	$49,915	$49,060
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,610	13,675
Allowance for doubtful accounts	(1)	(2)
(Gain) loss on sale of property and equipment	239	299
Gain on sale of excess real estate in Panama	—	(1,249)
Deferred income taxes	1,728	2,907
Discontinued operations	6	161
Excess tax deficiency (benefit) on stock-based compensation	(737)	(876)
Equity in gains/(losses) of unconsolidated affiliates	9	45
Stock-based compensation	3,885	3,076
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	4,625	(5,280)
Merchandise inventories	(3,031)	(36,497)
Accounts payable	1,326	13,355
Net cash provided by (used in) continuing operating activities	75,574	38,674
Net cash provided by (used in) discontinued operating activities	407	108
Net cash provided by (used in) operating activities	75,981	38,782
Investing Activities:
Additions to property and equipment	(35,769)	(34,810)
Proceeds from disposal of property and equipment	86	37
Proceeds on sale of excess real estate in Panama	—	7,406
Net cash flows provided by (used in) investing activities	(35,683)	(27,367)
Financing Activities:
Proceeds from bank borrowings	75,924	40,066
Repayment of bank borrowings	(63,397)	(32,176)
Release of (addition to) restricted cash	(14,000)	(14,920)
Cash dividend payments	(9,060)	(8,969)
Excess tax (deficiency) benefit on stock-based compensation	737	876
Purchase of treasury stock	(3,013)	(2,604)
Proceeds from exercise of stock options	89	144
Net cash provided by (used in) financing activities	(12,720)	(17,583)
Effect of exchange rate changes on cash and cash equivalents	548	(1,332)
Net increase (decrease) in cash and cash equivalents	28,126	(7,500)
Cash and cash equivalents at beginning of period	76,817	73,346
Cash and cash equivalents at end of period	$104,943	$65,846
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,775	$2,767
Income taxes	$22,193	$16,130
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$(473)	$—
Dividends declared but not paid	$9,063	$8,970

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2012

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2012, the Company had 29 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.  The Company also acquired land in south Cali, Colombia on December 14, 2011 upon which it currently anticipates opening a new warehouse club in October 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica with an anticipated opening in the summer of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

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

During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landco entities involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opco entities that they were merged into had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceased to exist, and all relevant economic activities previously performed by the Landco no longer exist, a significant change in economic facts and circumstances has been determined to have taken place, indicating that the functional currency has changed as the assets were transferred to the Opco. Upon this transfer, the Company is required to remeasure the non-monetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items had been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for 2011.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, inter-company payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following table summarizes the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	Three Months Ended
	November 30,	February 28,	May 31,	August 31,	Total fiscal
	2010	2011	2011	2011	year 2011
Other income (expense) – (net previously reported)(1)	$(46)	$(260)	$1,838	$8	$1,540
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expenses), net	378	454	529	963	2,324
Other income (expense), net – (currently reported)(2)	$332	$194	$2,367	$971	$3,864

		Three Months Ended
		November 30,	February 28,	May 31,	August 31,	Total fiscal
		2010	2011	2011	2011	year 2011
(1)	Composition of beginning balance Other income (expense) – (previously reported):
	Gain/(loss) on sale	(53)	(176)	1,179	(187)	763
	Currency gain/(loss)	7	(84)	659	195	777
(2)	Composition of ending balance Other income (expense) – (as now reported):
	Gain/(loss) on sale	(53)	(176)	1,179	(187)	763
	Currency gain/(loss)	385	370	1,188	1,158	3,101

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, within the Consolidated Balance Sheets for the period ended August 31, 2011, the Company reclassified the fair value of derivative instruments in the amount of $884,000 from Other accrued expenses to Other long-term liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year.

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

Restricted Cash – As of May 31, 2012, the Company had short-term restricted cash of approximately $1.3 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais for approximately $1.2 million and approximately $88,000 in short-term restricted cash held with banking institutions for local regulatory agencies.  The Company had long-term restricted cash as of May 31, 2012 of approximately $36.7 million.  This consisted primarily of certificates of deposit held for $8.0 million with Citibank and $24.0 million held with Scotiabank related to loans in Colombia.  In addition, the Company has a certificate of deposit for approximately $3.7 million with Banco del Pais, related to loans in Honduras.  The Company has deposits of approximately $945,000 made directly with federal regulatory agencies and with banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of May 31, 2012 and August 31, 2011 is as follows (in thousands):

	May 31, 2012		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$80,583	$82,785	$68,222	$70,982

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

Cash Flow Instruments. The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  See Note 9 – Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2012 and August 31, 2011.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments. The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2012 and August 31, 2011.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2012 and August 31, 2011 (in thousands):

Assets and Liabilities as of May 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$78	$—	$78
Other long-term liabilities – (Interest rate swaps)	—	(286)	—	(286)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(628)	—	(628)
Total	$—	$(836)	$—	$(836)

Liabilities as of August 31, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(544)	$—	$(544)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(340)	—	(340)
Total	$—	$(884)	$—	$(884)

The amounts recorded for the fair value of the current liability on forward foreign exchange contracts were nominal for the nine months ended May 31, 2012. The Company did not have any forward foreign exchange contracts for the year ended August 31, 2011.  The fair value of derivatives is disclosed in further detail in Note 9 - Derivative Instruments and Hedging Activities.

As of May 31, 2012 and August 31, 2011, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill – Goodwill resulting from certain business combinations totaled $37.1 million as of May 31, 2012 and $37.4 million as of August 31, 2011.  Foreign exchange translation losses related to goodwill of approximately $257,000 for the nine months ended May 31, 2012 resulted in the decrease of goodwill. The Company reviews previously reported goodwill at the entity level for impairment if there has been a significant change in the reporting unit’s assets and liabilities since the most recent evaluation, if the reporting unit’s most recent fair value determination resulted in an amount that exceeded its carrying amount by a substantial margin or if the likelihood that a current fair value determination would be more likely than not to show that the current fair value of the unit is less than the carrying amount of the reporting unit.

Treasury Stock – Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings.

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

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for fiscal year 2011 and are included as part of Other income (expense) in the consolidated statements of income for fiscal year 2012.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company (see Note 1 – Company Overview and Basis of Presentation).  For the first nine months of fiscal years 2012 and 2011, the Company recorded approximately $735,000 and $1.9 million in foreign exchange gains/(losses), respectively.

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

The Company accounts for uncertain income tax positions by accruing for the estimated additional income tax liability, including interest and penalties, for uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company's

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.

The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Nine Months Ended May 31,
	2012	2011
Federal tax provision at statutory rates	35.00%	35.00%
State taxes, net of federal benefit	0.74	0.73%
Differences in foreign tax rates	(4.17)	(4.25)%
Permanent items and other adjustments	1.81	(0.75)%
Increase (decrease) in Foreign valuation	0.74	0.23%
Provision for income taxes	34.12%	30.96%

For the nine months ended May 31, 2012, the 3% increase in the effective tax rate versus the prior year was primarily attributable to the following factors: (1) a 0.7% increase primarily due to changes in applicable foreign statutory tax rates; (2) prior period credit card processing fees for which the Company did not recognize a tax benefit of 0.3%; and (3) an increase in the taxable loss of the Company's new Colombia entity for which it did not recognize a tax benefit of 0.8%. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recognition of a tax benefit. In addition, the Company recorded a benefit of 0.6% due to an increase in the U.S. statutory tax rate from 34% to 35% which increased the value of U.S. deferred tax assets in the fiscal year 2011.

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

FASB ASC 820

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The company adopted the guidance in the third quarter of fiscal year 2012. The adoption did not have a material impact on the company's consolidated financial statements.

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

Property and equipment consist of the following (in thousands):

	May 31, 2012	August 31, 2011
Land	$90,087	$84,912
Building and improvements	198,167	192,245
Fixtures and equipment	99,427	89,239
Construction in progress	13,872	18,655
Total property and equipment, recorded at historical cost	401,553	385,051
Less: accumulated depreciation	(111,853)	(103,940)
Property and equipment, net	$289,700	$281,111

As a result of the merger of wholly owned subsidiaries under the common control of the Company and the correction of translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

The Company capitalized during the first nine months of fiscal years 2012 and 2011 approximately $101,000 and $574,000, respectively, in interest expense.  The total net interest capitalized and recorded within the consolidated balance sheets as of May 31, 2012 and August 31, 2011 was $4.7 million and $4.3 million, respectively.

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

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Net income from continuing operations	$15,706	$16,365	$49,915	$49,221
Less: Earnings and dividends allocated to unvested stockholders	(354)	(243)	(941)	(764)
Dividend distribution to common stockholders	—	—	(17,745)	(17,691)
Basic undistributed net earnings available to common stockholders from continuing operations	15,352	16,122	31,229	30,766
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	$—	$—	$17,745	$17,691
Net earnings available to common stockholders from continuing operations	$15,352	$16,122	$48,974	$48,457
Net earnings (loss) available to common stockholders from discontinued operations	(2)	(75)	(6)	(161)
Basic weighted average shares outstanding	29,584	29,493	29,543	29,422
Add dilutive effect of stock options (two-class method)	11	9	12	8
Diluted average shares outstanding	29,595	29,502	29,555	29,430
Basic income per share from continuing operations	$0.52	$0.55	$1.66	$1.65
Diluted income per share from continuing operations	$0.52	$0.55	$1.66	$1.65
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net Income attributable to PriceSmart:
Income from continuing operations	15,708	16,365	49,921	49,221
Income (loss) from discontinued operations, net of tax	(2)	(75)	(6)	(161)
	15,706	16,290	49,915	49,060

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2012 and 2011.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Date Paid	Amount	Record Date	Payable as of May 31, 2012	Amount
1/25/2012	$0.60	2/15/2011	2/29/2012	$0.30	—	$—	8/15/2012	8/31/2012	$0.30
1/19/2011	0.60	2/15/2011	2/28/2011	0.30	8/31/2011	0.30	8/15/2011	N/A	N/A

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

Comprehensive Income and Accumulated Other Comprehensive Loss

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.2 million and $396,000 for the first nine months ended on May 31, 2012 and 2011, respectively.  The translation adjustment loss during the first nine months ended May 31, 2012 resulted primarily from a $5.6 million charge related to the merger of wholly owned subsidiaries of the Company and a $3.3 million net charge relating to the correction of prior period translation errors affecting Property and equipment, net (see Note 1 - Company Overview and Basis of Presentation).  In addition, losses for approximately $304,000 were recorded during the first nine months of fiscal year 2012 related to weaker foreign currencies.  The $396,000 loss recorded for the first nine months of fiscal year 2011 was mainly due to weaker foreign currencies.  Weaker foreign currencies create other comprehensive losses as financial statement translation losses are recorded to other comprehensive income.

The following table presents the components of accumulated other comprehensive loss reported on the Company’s consolidated balance sheets:

	May 31, 2012	August 31, 2011
Accumulated Other Comprehensive Loss:
Change in fair value of interest rate and cross currency interest rate swaps, net of tax	$(781)	$(748)
Prior Service Cost Accrual (including amortization) on Defined Benefit Plan, net of tax	(261)	(273)
Foreign-currency translation adjustment	(31,079)	(21,894)
Balance at May 31, 2012 and August 31, 2011	$(32,121)	$(22,915)

Retained Earnings Not Available for Distribution

As of May 31, 2012 and August 31, 2011, retained earnings included retained earnings designated as legal reserves of various subsidiaries of approximately $5.2 million and $4.4 million, respectively, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

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

The Company has adopted three stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors, that contain shares available to grant.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under these plans typically vest over five years and expire in six years.  These plans also allow restricted stock awards and restricted stock units which typically vest between five to ten years.  As of May 31, 2012 and August 31, 2011, an aggregate of 210,811 and 553,042 shares, respectively, were available for future grants under these plans.

The following table summarizes the components of the stock-based compensation expense for the first nine months of fiscal years 2012 and 2011 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Options granted to directors	$33	$18	$74	$38
Restricted stock awards	1,365	1,030	3,494	2,915
Restricted stock units	135	63	317	123
Stock-based compensation expense	$1,533	$1,111	$3,885	$3,076

The following table summarizes other information related to stock-based compensation as of and for the following periods:

	Nine Months Ended May 31,
	2012	2011
Remaining unrecognized compensation cost (in thousands)	$26,367	$8,969
Weighted average period of time over which this cost will be recognized (years)	8.1	3.3
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$737	$876

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units generally vest between five to ten years and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the nine months ended May 31, 2012 and year ended August 31, 2011 was as follows:

	Nine Months Ended	Year Ended
	May 31, 2012	August 31, 2011
Grants outstanding at beginning of period	436,611	558,821
Granted	381,110	95,700
Forfeited	(5,230)	(8,231)
Vested	(122,123)	(209,679)
Grants outstanding at end of period	690,368	436,611

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for first nine months of fiscal years 2012 and 2011:

	Nine Months Ended May 31,
Weighted Average Grant Date Fair Value	2012	2011
Restricted stock awards and units granted	$68.35	$40.40
Restricted stock awards and units vested	$23.25	$16.50
Restricted stock awards and units forfeited	$29.30	$22.80

The total fair market value of restricted stock awards and units vested during the nine months ended May 31, 2012 and 2011 was approximately $8.3 million and $7.8 million, respectively.

At the vesting dates, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.   During the nine months ended May 31, 2012 and 2011, the Company repurchased 44,328 and 67,436 shares, respectively, of common stock from employees for approximately $3.0 million and $2.6 million, respectively, based on the stock repurchase price to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

The Company has reissued treasury shares as part of its stock-based compensation programs.  During the nine months ended May 31, 2012 the Company reissued 196,850 treasury shares.  No treasury shares were reissued during the nine-month period ended May 31, 2011.

As of May 31, 2012 and August 31, 2011, the Company had 36,000 and 30,800 stock options outstanding under its stock plans, respectively.  Stock-based compensation for options represented 2.2% and 1.4% of the total stock-based compensation for the nine months ended May 31, 2012 and for fiscal year 2011, respectively.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2012 and August 31, 2011, the Company had recorded within other accrued expenses a total of $2.8 million, respectively, for various non-income tax related tax contingencies.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are $125,000 and $197,000, approximately.

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

The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties.   To support additional development on the PPA property, certain additional improvements to the WRB were required, according to professionals retained by the Company. The Company has secured the necessary permits to perform these improvements and completed construction in early May 2012.  The Company has not recorded a liability for any of these matters as of May 31, 2012 or August 31, 2011.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2012	$37,029	$2,169	$309	$34,551	12.5%
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Year Ended May 31,	Amount
2013	$7,266
2014	15,669
2015	17,587
2016	24,486
2017	10,045
Thereafter	5,530
Total	$80,583

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

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of May 31, 2012 and August 31, 2011, all of the Company’s interest rate swap and cross-currency interest rate swaps derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  The Company’s Trinidad and Barbados subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

For the three and nine month periods ended May 31, 2012 and 2011, the Company included the gain or loss on the interest rate and cross-currency interest rate hedged items (that is, variable-rate borrowings) within the interest expense line item. The breakdown of gain or loss on the related interest rate swaps and interest expense on borrowings is summarized in the table below (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended May 31, 2012	$216	$401	$617
Interest expense for the three months ended May 31, 2011	$106	$138	$244
Interest expense for the nine months ended May 31, 2012	$555	$957	$1,512
Interest expense for the nine months ended May 31, 2011	$299	$278	$577

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	Notional Balance as of May 31, 2012	Notional Balance as of August 31, 2011
RBTT	$5,625	$6,300
Scotiabank	32,000	8,000
Citibank N.A.	2,475	2,925
Total	$40,100	$17,225

The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps derivative instruments (in thousands, except footnote data):

	Derivatives
	May 31, 2012		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$78	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(286)	Other long-term liabilities	$(544)
Cross currency interest rate swaps(2)	Other long-term liabilities	(628)	Other long-term liabilities	(340)
Net fair value of derivatives designated as hedging instruments - assets (liability)(3)		$(836)		$(884)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $205,000 and $408,000 net of tax, as of May 31, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax asset amount of $81,000 and $136,000 as of May 31, 2012 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $576,000 and $340,000 as of May 31, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax liability amount of $(26,000) as of May 31, 2012 and a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company’s Colombia subsidiary entered into the following forward foreign exchange contracts.

The following table summarizes these agreements as of May 31, 2012:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	23-May-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	August 22, 2012	May 23, 2012 - August 22, 2012
Colombia	31-May-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	August 29, 2012	May 31, 2012 - August 29, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other were nominal for the three and nine months ended May 31, 2012.  The Company did not have any forward foreign exchange contracts for the nine months ended May 31, 2011 nor as of August 31, 2011.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the continued commitments for additional financing for the joint ventures described below and other characteristics at the time of formation, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of May 31, 2012 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$483	$(63)	$5,036	$2,017	$7,053
Price Plaza Alajuela, S.A.	2,193	376	(40)	2,529	1,645	4,174
Total	$6,809	$859	$(103)	$7,565	$3,662	$11,227

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31, 2012	August 31, 2011
Current assets	$766	$1,294
Noncurrent assets	5,747	6,662
Current liabilities	555	1,003
Noncurrent liabilities	—	—

	Three Months Ended		Nine Months Ended
	May 31		May 31
	2012	2011	2012	2011
Net loss	$(38)	$(6)	$(18)	$(90)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Nine Month Period Ended May 31, 2012
Revenue from external customers	$8,476	$1,003,517	$523,298		$1,535,291
Intersegment revenues	564,713	40	3,546	(568,299)	—
Depreciation and amortization	1,299	8,677	7,634		17,610
Operating income	19,940	46,718	13,348		80,006
Net income	14,308	28,173	7,434		49,915
Capital expenditures, net	1,200	27,610	6,959		35,769
Long-lived assets (other than deferred tax assets)	38,494	223,065	114,967	—	376,526
Goodwill	—	31,939	5,165	—	37,104
Identifiable assets	86,745	427,142	202,053	—	715,940
Nine Month Period Ended May 31, 2011
Revenue from external customers	$5,218	$796,193	$465,426	$—	$1,266,837
Intersegment revenues	475,286	—	3,400	(478,686)	—
Depreciation and amortization	728	7,075	5,872	—	13,675
Operating income	30,487	32,930	7,394	—	70,811
Net income	26,537	19,985	2,538	—	49,060
Capital expenditures, net	4,229	20,655	9,926	—	34,810
Long-lived assets (other than deferred tax assets)	38,472	189,902	123,260	—	351,634
Goodwill	—	32,247	5,218	—	37,465
Identifiable assets	55,193	366,295	216,203	—	637,691
As of August 31, 2011
Long-lived assets (other than deferred tax assets)	38,601	192,594	123,356	—	354,551
Goodwill	—	32,152	5,209	—	37,361
Identifiable assets	63,154	388,325	212,849	—	664,328

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

On June 5, 2012, the Company's Colombia subsidiary entered into a non-deliverable forward foreign-exchange contract for approximately $500,000. The maturity date on this agreement is October 18, 2012. On June 14, 2012, the Company entered into a non-deliverable forward foreign-exchange contract for approximately $500,000. The maturity date on this agreement is November 15, 2012. Non-deliverable forward foreign-exchange contracts are intended to offset changes in cash flow attributable to currency exchange movements.

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2012 (fiscal year 2012) and May 31, 2011 (fiscal year 2011), and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The number of warehouse clubs in operation as of May 31, 2012 and May 31, 2011, the Company's ownership percentages and basis of presentation for financial reporting purposes by each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of May 31, 2012	Number of Warehouse Clubs in Operation as of May 31, 2011	Anticipated warehouse club openings in fiscal year 2013	Ownership as of May 31, 2012	Basis of Presentation
Country/Territory
Colombia	1	—	2	100%	Consolidated
Panama	4	4	—	100%	Consolidated
Costa Rica	5	5	1	100%	Consolidated
Dominican Republic	3	3	—	100%	Consolidated
Guatemala	3	3	—	100%	Consolidated
El Salvador	2	2	—	100%	Consolidated
Honduras	2	2	—	100%	Consolidated
Trinidad	4	4	—	100%	Consolidated
Aruba	1	1	—	100%	Consolidated
Barbados	1	1	—	100%	Consolidated
U.S. Virgin Islands	1	1	—	100%	Consolidated
Jamaica	1	1	—	100%	Consolidated
Nicaragua	1	1	—	100%	Consolidated
Totals	29	28	3

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  The Company also opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011. As of May 31, 2012, the total number of warehouse clubs in operation was 29 operating in 12 countries and one U.S. territory, in comparison to 28 warehouse clubs operating in 11 countries and one U.S. territory as of May 31, 2011. The average age of the 29 warehouse clubs in operation was 116 months as of May 31, 2012, and the average age of the 28 warehouse clubs in operation was 107 months as of May 31, 2011.

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

In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The Company has noted that certain retailers are making investments in upgrading their locations within the Company’s markets.  In addition, the local Costa Rican press has reported that

Sam's Club plans to build and operate its first warehouse club within the Costa Rican market, but there has been no announcement by Wal-Mart. These actions may result in increased competition within the Company’s markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as their functional currency.  These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company’s foreign markets that are U.S. dollar denominated.  Approximately 49.0% of the Company’s net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79.0% of the Company’s net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into interest rate swaps, cross currency interest rate swaps and forward currency derivatives.  The Company has local currency-denominated long-term loans in Honduras and Guatemala; has interest rate swaps in Trinidad and Barbados; and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets in the first quarter of fiscal year 2012 related to concerns over European sovereign debt had a negative impact on some of the foreign currencies of the countries in which the Company operates.  For example, the Colombian peso devalued 9.3% against the U.S. dollar during the first quarter of fiscal year 2012, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company’s future demand for imported products, reported sales, or financial results.

Business Strategy

The long-standing business strategy of the Company is to pass to its members the benefits of the Company’s improved buying and operating efficiencies through lower prices.  Lower prices, in turn, drive sales volume, which then provides opportunities to further reduce expenses and allow for more competitive pricing.

The Company’s earnings improve and cash flows from operations increase as sales increase.  As sales volumes increase and the Company increases its purchases of products, the Company can obtain better pricing from its suppliers.  Higher volumes also provide increased operating efficiencies in the distribution operation as fixed costs are spread over this increased volume, with a resulting reduction in per unit distribution costs. Further, with increased sales, the Company can leverage its selling, general and administrative expenses which rise relatively slowly in relation to sales increases.  All of this, in turn, allows the Company to reduce prices to drive further increases in sales, greater gross profit margin dollars and increased operating income, even as gross profit margin percentage remains flat or decreases.  Reduced pricing also enhances the value of the PriceSmart membership which generates more membership income as new memberships are sold and current members are retained. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of cost leverage due to the operating efficiencies within our warehouse club format.  However, the Company also seeks to add additional warehouse clubs where we believe it is financially accretive to our business.  In this regard, actions that the Company has taken, or is taking, to positively impact warehouse club sales growth, and the results of operations include the following:

Current and Future Management Actions

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.  The Company also acquired land in south Cali, Colombia, on December 14, 2011 upon which it currently anticipates opening a new warehouse club in October 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The initial warehouse sales and membership results experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

In several existing warehouse clubs, the Company has already undertaken expansions and related improvements, and the Company is planning several additional expansions, reconfigurations, and/or fixture upgrades, all of which are designed to provide additional merchandise selling space and increase the capacity of our clubs to service our members and increase sales.  During the first nine months of fiscal year 2012, the Company invested approximately $13.9 million in a number of warehouse clubs for these expansions and improvements.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee enables PriceSmart to offer its high quality merchandise at low prices providing value to its members. With this membership fee increase, PriceSmart will be able to offer continued excellent value to its members in their future purchases.

The Company has now consolidated its dry and cold distribution facilities, thus increasing the capacity and efficiency of its distribution operations. This consolidation also has allowed the Company to more efficiently service the PriceSmart warehouse club locations.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate.  However, the Company has leased sites in the past and may do so again in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company’s excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart.  In this respect, the Company recently began developing and has obtained tenants on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the third quarter of fiscal year 2012 included:

•
Net warehouse club sales increased 17.4% over the prior year.  The Company had one additional warehouse club in the quarter (Barranquilla, Colombia which opened on August 19, 2011) compared to the fiscal 2011 quarter.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending June 3, 2012 grew 12.9%.

•
Membership income for the third quarter of fiscal year 2012 increased 19.2% to $6.9 million on a 19.6% increase in membership accounts from May 31, 2011 to May 31, 2012 due in part to strong sign-ups in Barranquilla and overall twelve-month renewal rates of 89%.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) increased 17.3% over the prior year period and remained approximately the same as a percent of net warehouse sales as the same period last year.

•
Selling, general and administrative expenses increased 9 basis points as a percentage of sales (0.09% of sales) compared to the same quarter last year and included a $777,000 charge related to a credit card processor having undercharged the Company for certain debit card transaction fees from prior periods.

•	Operating income for the third quarter of fiscal year 2012 was $25.4 million, an increase of $3.5 million over the third quarter of fiscal year 2011.

•
The Company recorded a net loss from currency exchange transactions in the current quarter of $449,000 (0.09% of sales).  In the same period last year, the Company had a $1.2 million (0.28% of sales) gain from currency exchange transactions.

•
Net income for the third quarter of fiscal year 2012 was $15.7 million, or $0.52 per diluted share, compared to $16.3 million, or $0.55 per diluted share, in the year earlier quarter which included a $1.2 million gain (approximately $0.04 per share) for the sale of properties in Panama.

 COMPARISON OF THE THREE AND NINE MONTHS ENDED ENDED MAY 31, 2012 AND 2011

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal third quarter ends on May 31.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Net Warehouse Club Sales

	Three months ended May 31,
	2012		2011
	Amount	% Change	Amount
Net Warehouse club sales	$494,898	17.4%	$421,637

	Nine months ended May 31,
	2012		2011
	Amount	% Change	Amount
Net Warehouse club sales	$1,501,043	21.1%	$1,239,232

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

The Company had an additional warehouse club in operation (Barranquilla, Colombia) for the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011.  Transactions grew 17.0% in the quarter from the same period last year, accounting for nearly all of the 17.4% overall sales growth.  While all merchandise categories recorded double digit sales increases, the food merchandise category had the highest growth, driven by strong sales in grocery, fresh and bakery. The overall mix of imported products remained at 49%, equal to last year.

The Company had an additional warehouse club in operation (Barranquilla, Colombia) for the entire nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011.  In addition, the Company had one warehouse club that was open for the full nine months of fiscal year 2012 (Arroyo Hondo, Dominican Republic) which was open for only seven months in the first nine months of fiscal year 2011.  Transaction growth for the nine month period of fiscal year 2012 was 19.0% and the average transaction increased 1.8% as compared to the same nine month period of fiscal year 2011.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Barranquilla, Colombia on August 19, 2011 will not be used in the calculation of comparable warehouse club sales until November 2012.

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 12.9% for the 13-week period ended June 3, 2012, compared to the same 13-week period last year.

Comparable warehouse club sales for the 39-week period ended June 3, 2012 increased 16.1%.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and nine months ended May 31, 2012 and May 31, 2011 in the segments in which the Company operates.

	Three months ended May 31,
	2012				2011
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$327,466	66.2%	$58,507	21.8%	$268,959	63.8%
Caribbean	167,432	33.8%	14,754	9.7%	152,678	36.2%
Net warehouse club sales	$494,898	100.0%	$73,261	17.4%	$421,637	100.0%

	Nine months ended May 31,
	2012				2011
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$985,050	65.6%	$204,620	26.2%	$780,430	63.0%
Caribbean	515,993	34.4%	57,191	12.5%	458,802	37.0%
Net warehouse Club Sales	$1,501,043	100.0%	$261,811	21.1%	$1,239,232	100.0%

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the three and nine months ended May 31, 2012, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified and larger markets, plus the addition of the warehouse club sales in Barranquilla in the current periods compared to prior periods.

Export Sales

	Three months ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Export sales	$2,768	878	46.5%	$1,890

	Nine months ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Export sales	$8,476	3,306	63.9%	$5,170

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves an approximate 5% gross profit margin.

Membership Income

	Three Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Membership Income	$6,944	$1,120	19.2%	$5,824
Membership income % to net warehouse club sales	1.4%			1.4%
Number of total accounts	949,575	155,698	19.6%	793,877

	Nine Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Membership Income	$19,668	$2,843	16.9%	$16,825
Membership income % to net warehouse club sales	1.3%			1.4%
Number of total accounts	949,575	155,698	19.6%	793,877

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the three months ended May 31, 2012, the increase in membership income primarily reflects a 19.6% increase in the number of membership accounts.  Of the 155,698 accounts added over the past 12 months, 117,076 were added in the first nine months of the current fiscal year.  There was no appreciable change in the average fee collected per membership account in the three or nine month period compared to the similar periods of last year.  During the second quarter of fiscal year 2012, the Company recorded a one-time reduction to membership income of approximately $323,000 related to recognition of revenue net of tax in prior periods. This reduction did not affect revenue recognized in the current quarter, nor is it expected to affect future quarters.  The membership renewal rate for the 12-month periods ended May 31, 2012 and May 31, 2011 was 89% and 88%, respectively.

Other Income

Other income consists of commission revenue, rental income, advertising revenue, construction revenue, fees for in-store product demonstrations, and fees earned from licensees.

	Three months ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Other income	$2,163	$366	20.4%	$1,797

	Nine months ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Other income	$6,104	$494	8.8%	$5,610

Comparison of Three and Nine Months Ended May 31, 2012 and 2011

For the three months ended May 31, 2012, the year-over-year increase was largely due to increased product demonstration fees.  Rental income increased 6.8% from the prior period as rental income from new tenants in the Company's San Fernando, Trinidad location offset the loss of income associated with the former warehouse club in Los Pueblos, Panama which was sold in March 2011 but for which the Company had received some rental income in the third quarter of last year.

For the nine months ended May 31, 2012, the year-over-year increase resulted from higher income for product demonstrations, and the leasing of retail space in the Company’s San Fernando, Trinidad location offset by the sale in the third quarter of fiscal year 2011 of the former warehouse club in Los Pueblos, Panama for which the Company received rental income of $280,914 in the first nine months of fiscal year 2011.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$494,898	$73,261	100.0%	$421,637	100.0%
Less associated cost of goods	421,512	62,448	85.2%	359,064	85.2%
Warehouse gross profit margin	$73,386	$10,813	14.8%	$62,573	14.8%

	Nine Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,501,043	$261,811	100.0%	$1,239,232	100.0%
Less associated cost of goods	1,281,306	229,027	85.4%	1,052,279	84.9%
Warehouse gross profit margin	$219,737	$32,784	14.6%	$186,953	15.1%

Comparison of Three and Nine months ended May 31, 2012 to May 31, 2011

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

For the three months ended May 31, 2012, warehouse gross profit margins as a percent of sales were approximately equal to the third quarter of fiscal year 2011. End-cap income, vendor promotions, distribution efficiencies and few mark downs offset ongoing price reductions.  Changes in merchandise mix also contributed a small positive impact on gross profit margin in the period.  Compared to the first and second quarters of the current fiscal year, warehouse gross profit margin has increased in part due to improved importation costs into Colombia. In the first and second quarters of fiscal 2012, the Company had indicated that incremental importation costs for the new warehouse club in Colombia resulted in a reduction of net warehouse margins by 14 basis points and 6 basis points, respectively. These importation costs in Colombia have now reverted to a normal run rate.

For the nine months ended May 31, 2012, price reductions across most merchandise categories and geographies and higher importation costs on the initial investment in merchandise to supply the new Barranquilla warehouse club during the first six months of operation combined to account for the 45 basis point (0.45% of sales) reduction in warehouse gross profit margin.

Export Sales Gross Profit Margin

	Three Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$2,768	$878	100.0%	$1,890	100.0%
Less associated cost of goods sold	2,622	818	94.7%	1,804	95.4%
Export sales gross profit margin	$146	$60	5.3%	$86	4.6%

	Nine Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$8,476	$3,306	100.0%	$5,170	100.0%
Less associated cost of goods sold	8,075	3,169	95.3%	4,906	94.9%
Export sales gross profit margin	$401	$137	4.7%	$264	5.1%

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the three months ended May 31, 2012, the increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

For the nine months ended May 31, 2012, the increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$46,197	9.3%	$7,378	19.0%	$38,819	9.2%

	Nine months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$135,090	9.0%	$23,898	21.5%	$111,192	9.0%

Comparison of Three and Nine Months Ended May 31, 2012 and 2011

Warehouse club operations expense increased 12 basis points as a percent of net warehouse sales in the third quarter of fiscal year 2012, compared to the third quarter of fiscal year 2011.  The infrastructure investment in Colombia and the higher cost of operations associated with operating only one warehouse club in Colombia contributed 1 basis point of increase.  Higher increased payroll related costs added 8 basis points. Higher credit card costs added 19 basis points, largely resulting from increased transaction fees for certain debit cards in some countries, including a $777,000 expense for past debit card transaction fees that were erroneously not previously charged to the Company by the Company's Central America third party processor during a period of approximately 4 years. The processor has been correctly charging the Company for these debit card transactions since December 2011. All other operating expenses experienced positive leverage relative to sales, contributing 16 basis points of improvement.

On a nine month basis, warehouse club operations expenses increased 3 basis point as a percentage of net warehouse sales.  The infrastructure investment in Colombia and the cost of operations associated with operating only one warehouse club in Colombia contributed an increase of 4 basis points during the nine-month period as a percent of sales.  Credit card expenses added 8 basis points, largely related to the increased transaction fees for certain debit cards in some countries, including a $777,000 expense for past debit card transaction fees that were erroneously not previously charged to the Company by the Company's Central America third party processor during a period of approximately 4 years. The processor has been correctly charging the Company for these debit card transactions since December 2011. Non-income tax related tax contingencies added another 3 basis points.  All other operating expenses experienced positive leverage relative to the sales, contributing 12 basis points of improvement.

General and Administrative Expenses

	Three months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$10,940	2.2%	$1,647	17.7%	$9,293	2.2%

	Nine months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$30,559	2.0%	$3,582	13.3%	$26,977	2.2%

Comparison of Three and Nine Months Ended May 31, 2012 and 2011

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including stock compensation expense resulting from restricted stock granted in January, accounted for most of the increase in general and administrative expenses for the three and nine months ended May 31, 2012 compared to the same periods in fiscal year 2011.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three months ended May 31,
	2012			2011
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$94	$(190)	(66.9)%	$284

	Nine months ended May 31,
	2012			2011
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$255	$(417)	(62.1)%	$672

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

The Company recorded pre-opening expenses during the third quarter of fiscal year 2012 related to the activities of the Cañas Gordas (Cali South), Colombia warehouse club.  For the current nine month period, the pre-opening expenses related to opening of Barranquilla, Colombia in August 2011 and the Cañas Gordas (Cali South), Colombia warehouse clubs.  In the year ago nine month period, pre-opening expenses were incurred for the Arroyo Hondo warehouse club which opened in the Dominican Republic on November 5, 2010.

Operating Income

	Three months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$25,408	5.1%	$3,524	16.1%	$21,884	5.2%

	Nine months ended May 31,
	2012				2011
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$80,006	5.3%	$9,195	13.0%	$70,811	5.7%

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the three months ended May 31, 2012, operating income improved $3.5 million compared to the prior year period, due primarily to higher sales and membership income.  As a percentage of sales, operating income increased 10 basis points as SG&A and warehouse margins improved as a percentage of sales when compared with the prior year period, and the current quarter had less pre-opening expense.

For the nine months ended May 31, 2012, operating income improved $9.2 million compared to the prior year period, resulting from higher sales and membership income, the leveraging of SG&A costs and reduced pre-opening expenses, offset by lower warehouse margins.

Interest Income

	Three months ended May 31,
	2012		2011
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$279	$(21)	$300

	Nine months ended May 31,
	2012		2011
	Amount	Increase/(decrease) from prior year	Amount
Interest income	$668	$1	$667

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

For the three months ended May 31, 2012, the decrease in interest income was primarily due to a decrease in interest payments received on deposits the Company holds.  Restricted cash deposits for this period were comprised of certificates of deposit with an average aggregate balance over the period of approximately $25.3 million with various banking institutions held as part of the Company’s loan agreements with those banks.   For the three months ended May 31, 2011, restricted cash deposits were comprised of certificates of deposit with an average aggregate balance over the period of approximately $21.8 million held with various banking institutions as part of the Company’s loan agreements with those banks. Interest income was lower for the three months ended May 31, 2012, when compared to the three months ended May 31, 2011 despite the increase in average aggregate balances due to lower interest rates in fiscal year 2012.

For the nine months ended May 31, 2012, the increase in interest income was primarily due to an increase in interest payments received on deposits the Company holds.  Restricted cash deposits for this period were comprised of certificates of deposit with an average aggregate balance over the period of approximately $29.2 million with various banking institutions held as part of the Company’s loan agreements with those banks.   In the first nine months of fiscal year 2011, restricted cash deposits were comprised of certificates of deposit with an average balance over the period of approximately $15.4 million held with various banking institutions as part of the Company’s loan agreements with those banks.

Interest Expense

	Three Months Ended May 31,
	2012		2011
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$(1,413)	$(211)	$(1,202)
Capitalized interest	69	(149)	218
Net interest expense	$(1,344)	$(360)	$(984)

	Nine Months Ended May 31,
	2012		2011
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$(4,016)	$(430)	$(3,586)
Capitalized interest	101	(473)	574
Net interest expense	$(3,915)	$(903)	$(3,012)

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The increases in interest expense for the three months ended May 31, 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For the three months ended May 31, 2012, the capitalized interest is related to the commencement of construction activities for the Cañas Gordas, Colombia warehouse club.  For the same period in fiscal year 2011, the capitalized interest is related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.

The increase in interest expense for the nine months ended May 31, 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For the nine months ended May 31, 2012, the capitalized interest is related to the final construction activities for the Barranquilla, Colombia warehouse club, the build out of the excess land in San Fernando, Trinidad and the commencement of construction activities for the Cañas Gordas, Colombia warehouse club.  For the same period in fiscal year 2011, the capitalized interest is related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the commencement of construction for the Barranquilla, Colombia warehouse club.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(89)	$(1,268)	(107.5)%	$1,179
Currency Gain or (Loss)	(449)	(1,637)	(137.8)%	1,188
Total other income (expense)	$(538)	$(2,905)	(122.7)%	$2,367

	Nine Months Ended May 31,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(240)	$(1,190)	(125.3)%	$950
Currency Gain or (Loss)	(735)	(2,678)	(137.8)%	1,943
Total other income (expense)	$(975)	$(3,868)	(133.7)%	$2,893

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the third quarter of fiscal year 2012, the Company recorded a net currency loss of $449,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries.  In Costa Rica, the Company maintains large US dollar deposits as collateral for loans in Colombia. The strengthening of the Costa Rican colone in the period resulted in a $514,000 revaluation and currency loss. In addition, the Colombian peso devalued in the period. Although the Company has greatly reduced its US dollar liabilities and subsequent exposure to movements of the Colombian peso, the Company incurred a $167,000 currency loss in Colombia. Other countries generally recorded net currency gains in the period.  In the third quarter of fiscal year 2011, the Company realized a currency gain of $1.2 million, approximately half of which was related to Colombia.

For the first nine months of fiscal year 2012, the Company's currency loss of $735,000 resulted primarily from the $1.5 million currency loss recorded for the Colombia subsidiary in the first quarter.   For the first nine months fiscal year 2011, currency gains of $1.9 million were recorded as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries.

The following table summarizes the asset disposals recorded for the nine months ended May 31, 2011 (in thousands):

	Historical Cost	Accumulated Depreciation	Impairment and Other Costs	Proceeds from disposal	Gain/(Loss) recorded
Sale of Property in Panama	$(8,717)	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	(4,365)	3,892	137	37	(299)
	$(13,082)	$6,640	$(51)	$7,443	$950

Provision for Income Taxes

	Three Months Ended May 31,
	2012		2011
	Amount	Change from prior year	Amount
Current tax expense	$8,407	$2,253	$6,154
Net deferred tax provision (benefit)	(329)	(1,374)	1,045
Provision for income taxes	$8,078	$879	$7,199
Effective tax rate	33.94%		30.55%

	Nine Months Ended May 31,
	2012		2011
	Amount	Change from prior year	Amount
Current tax expense	$24,911	$5,501	$19,410
Net deferred tax provision (benefit)	943	(1,740)	2,683
Provision for income taxes	$25,854	$3,761	$22,093
Effective tax rate	34.12%		30.96%

Comparison of Three and Nine Months Ended May 31, 2012 to May 31, 2011

For the three-month period ended on May 31, 2012, the 3.4% increase in the effective tax rate versus the same period in the prior year was primarily attributable to the following factors: (1) a 2.4% increase primarily due to changes in applicable foreign statutory tax rates; and (2) prior period credit card processing fees for which the Company did not recognize a tax benefit of 1.0%.

For the nine months ended on May 31, 2012, the 3.0% increase in the effective tax rate versus the same period in the prior year was primarily attributable to the following factors: (1) a 0.7% increase primarily due to changes in applicable foreign statutory tax rates; (2) prior period credit card processing fees for which the Company did not recognize a tax benefit of 0.3%; and (3) an increase in the taxable loss of the Company's new Colombia entity for which the Company did not recognize a tax benefit of 0.8%. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations. The valuation allowance was necessary because the Colombia operations have not established an earnings history to support recognition of a tax benefit. In addition, the Company recorded a benefit of 0.6% due to an increase in the U.S. statutory tax rate from 34% to 35%, which increased the value of U.S. deferred tax assets in the fiscal year 2011.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended May 31,
	2012			2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$15,708	$(657)	(4.0)%	$16,365

	Nine Months Ended May 31,
	2012			2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$49,921	$700	1.4%	$49,221

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, and the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders.   The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term borrowings and long-term debt.  The Company evaluates on a regular basis if it may need to borrow additional funds if the Company is unable to generate sufficient cash from operations to meet its operating or capital requirements.  As such, the Company evaluates and may enter into or obtain additional loans and/or credit facilities to provide additional liquidity.

Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Nine months ended May 31,
	2012	2011
Cash and cash equivalents	$104,943	$65,846

The Company’s cash flows are summarized as follows (in thousands):

	Nine months ended May 31,
	2012	2011
Net cash provided by (used in) continuing operating activities	$75,574	$38,674
Net cash provided by (used in) discontinued operations	407	108
Net cash provided by (used in) investing activities	(35,683)	(27,367)
Net cash provided by (used in) financing activities	(12,720)	(17,583)
Effect of exchange rates	548	(1,332)
Net increase (decrease) in cash and cash equivalents	$28,126	$(7,500)

The Company’s operating activities provided cash for all periods presented as summarized below.

	Nine months ended May 31,		Increase/ (Decrease)
	2012	2011	2012 to 2011
Net Income	$49,915	49,060	$855
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	17,610	13,675	3,935
(Gain) loss on sale of property and equipment	239	299	(60)
Gain on sale of excess real estate in Panama	—	(1,249)	1,249
Deferred income taxes	1,728	2,907	(1,179)
Stock-based compensation expenses	3,148	2,200	948
Other non-cash operating activities	14	204	(190)
Net non-cash related expenses	22,739	18,036	4,703
Net Income from Operating Activities reconciled for non-cash operating activities	72,654	67,096	5,558
Changes in operating assets and liabilities not including merchandise inventories	5,951	8,075	(2,124)
Changes in merchandise inventories	(3,031)	(36,497)	33,466
Net cash provided by discontinued operating activities	407	108	299
Net cash provided by (used in) operating activities	$75,981	38,782	$37,199

Net Income from Operating Activities in the current nine month period increased over the same period in fiscal year 2011 primarily as a result of higher sales.  Higher depreciation expense associated with capital additions resulted in net non-cash related expenses increasing $4.7 million.  The increase in inventory during the current nine month period was $33.5 million less than the year ago period.  The Company began the current fiscal year with higher inventory levels in anticipation of the strong holiday sales compared to the prior year when the pre-holiday inventory build-up occurred during the first fiscal quarter including the inventory acquisition for the new Dominican Republic club which opened in November 2010.  The year-over-year change in the net operating assets and liabilities primarily relates to the change in the trade payables associated with the change in inventory levels between the two periods.

The Company's use of cash in investing activities for the period is summarized below:

	Nine months ended May 31,		Increase/ (Decrease)
	2012	2011	2012 to 2011
Cash used for additions of property and equipment:
Land acquisitions	$(10,942)	$(7,325)	$(3,617)
Warehouse club expansion, construction, and land improvements	(5,706)	(18,067)	12,361
Acquisition of fixtures and equipment	(19,121)	(9,418)	(9,703)
Proceeds on sale of excess real estate in Panama	—	7,406	(7,406)
Proceeds from disposals of property and equipment	86	37	49
Net cash flows provided by (used) in investing activities	$(35,683)	$(27,367)	$(8,316)

Net cash used in investing activities increased in fiscal year 2012 compared to fiscal year 2011 by approximately $8.3 million primarily due to an increase in cash expended for land acquisitions and the acquisition of fixtures and equipment during the first nine months of fiscal year 2012 that were largely offset by decreases in construction and warehouse expansion. In addition during fiscal year 2011, the net cash flows used in investing activities decreased approximately $7.4 million due to the sale of property in Panama.

Cash used in investing activities for the first nine months of fiscal year 2011 consisted primarily of the Company’s acquisition of approximately 210,000 square feet of land in Barranquilla, Colombia, upon which the Company constructed and opened a warehouse club on August 9, 2011, the continuing development of new warehouse club sites and the expansion of existing warehouse clubs in Latin America and the Caribbean, the Company’s expansion of the Miami warehouse and its continuing acquisition of fixtures and equipment for new warehouse club sites, the expansion of existing warehouse clubs and corporate offices within its Latin America, the Caribbean and the United States segments.

Net cash used by financing activities for the period presented is summarized below:

	Nine months ended May 31,		Increase/ (Decrease)
	2012	2011	2012 to 2011
New bank loans offset by establishment of certificates of deposit held against loans, and payments on existing bank loans	$(1,473)	$(7,030)	$5,557
Cash dividend payments	(9,060)	(8,969)	(91)
Proceeds from exercise of stock options and the tax benefit related to stock options	826	1,020	(194)
Purchase of treasury stock related to vesting of restricted stock	(3,013)	(2,604)	(409)
Net cash provided (used) in financing activities	$(12,720)	$(17,583)	$4,863

Net cash used in financing activities from loan activities decreased in the first nine months of fiscal year 2012 over the same period in 2011, primarily due to increases in long-term loans for approximately $7.2 million and the decrease in funds used for the establishment of certificates of deposit held against loans for approximately $920,000 during fiscal year 2012, offset by the increase in the use of cash for the pay down of long-term loans of approximately $1.5 million and the increase in the pay down of short term loans of approximately $1.1 million in fiscal year 2012.  Net cash used by financing activities for the first nine months of fiscal year 2011 was primarily the result of normally scheduled loan payments, the payment of a loan balances for approximately $3.3 million and the payment of short term loans.

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

On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on February 21, 2012 and the Company secured this portion of the loan with an $8.0 million secured time deposit.

On November 25, 2010, the Company's Barbados subsidiary paid off its Barbados local currency loan to Citicorp Merchant Bank Limited for approximately $3.3 million.

On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility of $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the six-month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five-year period at the option of the Company's Colombia subsidiary.  This loan is secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.  The deposit will earn interest at a rate of six month LIBOR plus 1.6%.  The Company received the first of the two tranches of $8.0 million and made a restricted deposit of $8.0 million during November 2010.

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

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps an interest rate swaps:

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Effective Period
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	November 15, 2007 - November 14, 2012

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

	Derivatives
	May 31, 2012		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swap(2)	Other non-current assets	$78	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(286)	Other long-term liabilities	$(544)
Cross currency interest rate swap(2)	Other long-term liabilities	(628)	Other long-term liabilities	(340)
Net fair value of derivatives designated as hedging instruments - asset (liability)(3)		$(836)		$(884)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $205,000 and $408,000 net of tax, as of May 31, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax asset amount of $81,000 and $136,000 as of May 31, 2012 and August 31, 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $576,000 and $340,000 as of May 31, 2012 and August 31, 2011, respectively.  The Company has recorded a deferred tax liability amount of $(26,000) as of May 31, 2012 and a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company, through its subsidiaries, has entered into the following forward currency agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	23-May-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	August 22, 2012	May 23, 2012 - August 22, 2012
Colombia	31-May-12	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000	August 29, 2012	May 31, 2012 - August 29, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other income (expense) were nominal for the nine months ended May 31, 2012.  The Company did not have any forward foreign exchange contracts as of August 31, 2012.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2012	$37,029	$2,169	$309	$34,551	12.5%
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

As of May 31, 2012, the Company had approximately $25.0 million, of short-term borrowings in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2012, the Company was in compliance with respect to these covenants. As of August 31, 2011, the Company was not required to comply with this covenant.

As of May 31, 2012 and August 31, 2011, the Company, together with its majority or wholly owned subsidiaries, had $80.6 million and $68.2 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans of approximately $23.0 million, offset by normally scheduled payments of principal of approximately $10.4 million. Additionally, the Company exercised its option to cancel its participation in the joint venture Newco2 and recorded the cancellation of the loan payable for approximately $473,000.  Translation adjustment losses also lowered long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $206,000. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $61.5 million and $70.9 million as of May 31, 2012 and August 31, 2011, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $35.3 million and $22.2 million as of May 31, 2012 and August 31, 2011, respectively.

As of May 31, 2012 and August 31, 2011, the Company had approximately $58.9 million and $47.5 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2012 and August 31, 2011, the Company was in compliance with respect to these covenants.

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

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in the Company’s Consolidated Balance Sheets.  The Company may reissue these treasury shares.  When treasury shares are reissued, the Company uses the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings.

  During the nine months ended May 31, 2012 and 2011, the Company repurchased 44,328 and 67,436 shares, respectively, of common stock from employees for approximately $3.0 million and $2.6 million, respectively, to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward. The Company reissued treasury shares as part of its stock-based compensation programs.  During the nine-months ended May 31, 2012, the Company reissued 196,850 treasury shares.  No treasury shares were reissued for the nine-month period ended May 31, 2011.

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of May 31, 2012, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.

The Company had federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2012 of approximately $26.0 million and $4.8 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs.

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

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment.  Indicators that an asset may be impaired are:

•the asset’s inability to continue to generate income from operations and positive cash flow in future periods;
•loss of legal ownership or title to the asset;
•significant changes in its strategic business objectives and utilization of the asset(s); and

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

FASB ASC 820

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The company adopted the guidance in the third quarter of fiscal year 2012. The adoption did not have a material impact on the company's consolidated financial statements.

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

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of May 31, 2012, the Company had a total of 29 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For the first nine months of fiscal year 2012, approximately 79.0% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  For the nine months ended May 31, 2012, the currencies in Guatemala and Costa Rica experienced a strengthening of 0.05% and 1.88%, respectively, but the currencies in Dominican Republic, Honduras, Trinidad, Jamaica, Nicaragua and Colombia experienced 2.42%, 2.8%, 0.02%, 2.25%, 3.72% and 2.48% devaluations, respectively. For the nine months ended May 31, 2011, the currencies in Guatemala, Costa Rica and Colombia experienced 3.35%, 0.71% and 0.35% strengthening of their currencies, respectively, but the currencies in Dominican Republic, Trinidad, Jamaica and Nicaragua experienced a 2.77%, 1.35%, 0.27% and 3.72% devaluations, respectively.

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

	Three Months Ended					Total
	November 30,	February 28,	May 31,		August 31,	fiscal year
	2010	2011	2011		2011	2011
Other income (expenses), net previously reported	$(46)	$(260)	$1,838	(1)	$8	$1,540
Foreign exchange transaction gains (losses) reclassified from Cost of goods sold to Other income (expenses), net	378	454	529		963	2,324
Other income (expenses), net as currently reported	$332	$194	$2,367		$971	$3,864

(1)	Includes $1,179 gain on sale of assets and $659 currency gain.

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

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, were approximately $9.2 million and $396,000 for the first nine months ended on May 31, 2012 and 2011, respectively.  The translation adjustment loss during the first nine months ended May 31, 2012 resulted primarily from a $5.6 million charge related to the merger of wholly owned subsidiaries of the Company and a $3.3 million net charge relating to the correction of prior period translation errors affecting Property and equipment, net (see Note 1 - Company Overview and Basis of Presentation).  In addition, losses for approximately $304,000 were recorded during the first nine months of fiscal year 2012 related to weaker foreign currencies.  The $396,000 loss recorded for the first nine months of fiscal year 2011 was mainly due to weaker foreign currencies.  Weaker foreign currencies create other comprehensive losses as financial statements translation losses are recorded to other comprehensive income.

As of May 31, 2012 and 2011, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $(781,000) and $(23,000), net of tax, respectively.  The loss related to hedges was mainly due to the change in the fair value of the interest rate swaps and cross currency interest rate swaps from the end of fiscal year 2011 to May 31, 2012.

As of May 31, 2012, prior service costs recorded in accumulated other comprehensive income/(loss), related to the defined benefit plan in Trinidad entered into by the Company on January 21, 2011, resulting from the unamortized prior service costs first recorded in fiscal year 2011, were approximately $261,000 (net of tax).

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of May 31, 2012:

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

For the period ended May 31, 2012, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation as of the end of the period covered by the Quarterly Report on Form 10-Q, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended May 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
March 1, 2012 – March 31, 2012	2,418	$71.80	—	$—
April 1, 2012 – April 30, 2012	—	—	—	—
May 1, 2012 – May 31, 2012	—	—	—	—
Total	2,418	$71.80	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

31.1(1)	Amended and Restated Certificate of Incorporation of the Company.

32.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Twenty-First Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2012.

10.2*	Twenty-Second Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2012.

10.3*	Twenty-Fourth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2012
10.4*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.5*	Third Amendment to the 2001 Equity Participation Plan of PriceSmart, Inc., dated April 17, 2012.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 9, 2012	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 9, 2012	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)