Form 10-K
period 2012-08-31
PRICESMART INC
filed 2012-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,307,573,091, based on the last reported sale price of $64.63 per share on the NASDAQ Global Select Market on February 29, 2012.

As of October 19, 2012, 30,209,555 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2012 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2013 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2012

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of August 31, 2012 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation, as of August 31, 2012 and 2011, for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of August 31, 2012	Number of Warehouse Clubs in Operation as of August 31, 2011	Anticipated warehouse club openings in fiscal year 2013
Country/Territory
Colombia	1	1	2
Panama	4	4	—
Costa Rica	5	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	29	29	2

On December 14, 2011, the Company acquired land in south Cali, Colombia, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012, the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club, currently under construction, in the spring of calendar year 2013.

During fiscal year 2011, the Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In addition, the Company also opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.

As of August 31, 2012 and 2011, the total number of warehouse clubs in operation was 29, operating in 12 countries and one U.S. territory. The average age of the 29 warehouse clubs in operation was 119 and 110 months as of August 31, 2012, and 2011, respectively. The Company also continues to export product to the Philippines.

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

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through wholly owned subsidiaries operating in Latin America and the Caribbean using the trade name “PriceSmart.” The warehouse clubs sell basic high quality consumer goods at low prices to individuals and businesses. Sales are typically comprised of approximately 50.2% U.S. and other internationally sourced merchandise and approximately 49.8% locally sourced merchandise. By offering low prices on high quality brand name and private label merchandise to its members, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

The Company ships its U.S. and other internationally sourced merchandise directly to its warehouse clubs or to the Company’s consolidation points (“distribution centers”). The goods are allocated for container-based shipment via ocean freight from the distribution centers to the Company’s warehouse clubs, thereby maximizing freight volume per shipment in order to lower supply chain costs.

The typical no-frills warehouse club-type buildings range in size from 48,000 to 84,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products.  Ancillary services include food courts in all clubs; and include tire and photo centers in some clubs.  Substantially all shoppers pay an annual membership fee.

Business Strategy

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in selected Latin American and Caribbean markets, selling high quality merchandise at low prices to PriceSmart members and to provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, and locally sourced products to its small business and consumer members in a warehouse club format providing high value to its members. By focusing on providing high value on quality merchandise in a low cost operating environment, the Company seeks to grow sales volume and increase membership.

Generally, the Company's earnings and cash flow from operations improve as sales increase.  Higher sales provide greater purchasing power and often result in lower product prices from  the Company's suppliers.   As the Company's and individual PriceSmart locations' sales volumes increase, operating efficiencies are often realized through the leveraging of fixed costs and by the introduction of more efficient operating processes.  Further, increased sales permit the Company to leverage its selling, general and administrative expenses.  The combination of annual membership fees, operating efficiencies and low margins enable PriceSmart to offer its members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.  The Company seeks to increase sales by adding new PriceSmart locations both in existing markets and new markets where management believes new locations will provide long-range value to both our members and our stockholders.   From time to time the Company expands existing locations and makes other improvements to existing locations in order to enhance the value of our members' shopping experience.

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

Businesses qualify for Business membership. PriceSmart promotes Business membership through its marketing programs and by offering products primarily targeted to small businesses like restaurants, hotels and convenience stores. Business members pay an annual membership fee of approximately $25 for a primary and secondary membership card and approximately $10 for additional add-on membership cards. Currently, the average fee per membership account for both Diamond and Business membership is approximately $30.

The Company recognizes membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $13.7 million and $11.4 million as of August 31, 2012 and 2011, respectively.  PriceSmart's membership agreements contain an express right to refund the remaining portion of the annual fee if its customers are dissatisfied with their membership.  The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

The Company focuses its management attention on improving the operations of its current locations and believes that its existing sites provide the opportunity for continued growth in sales and profitability.  In several existing warehouse clubs, the Company has undertaken expansions, reconfiguration and related improvements, all of which are designed to provide additional merchandise selling space and increase the capacity of our clubs to service our members and increase sales.  During fiscal year 2012, the Company invested approximately $21.6 million in a number of warehouse clubs for these expansions and improvements.

The Company continues to explore and evaluate potential options for new sites in the countries in which it has already established a strong market presence and in Colombia.  During fiscal year 2012, the Company acquired land in south Cali, Colombia, on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013.

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

Employees

As of August 31, 2012, the Company and its consolidated subsidiaries had a total of 5,752 employees. Approximately 95% of the Company's employees were employed outside of the United States.

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

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total revenues. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership warehouse club business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts, and the general level of crime or concern over security; (vi) product registration, permitting and regulatory compliance; (vii) volatility in foreign currency exchange rates; and (viii) general political as well as economic and business conditions.  For example, during fiscal year 2009, Honduras experienced a period of political unrest resulting in street demonstrations and government mandated curfews that caused the Company’s Honduras operations to experience some disruption, with store hours being reduced consistent with the curfews.  Similar circumstances may arise elsewhere and result in disruption of the Company’s sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on the Company's business and results of operations.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2012, the Company had in operation 29 warehouse clubs in 12 countries and one U.S. territory (five in Costa Rica; four each in Panama and Trinidad; three each in Guatemala and in the Dominican Republic; two each in El Salvador and Honduras; and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  The Company will need to continually evaluate the adequacy of the Company's existing personnel, systems and procedures, including warehouse management and financial and inventory control. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional or expanded facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or failure to retain effective personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces significant competition. The Company's international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company's competitors may have greater resources, buying power and name recognition.  In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators. However it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer. The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.  The local Costa Rican press has reported that Sam's Club plans to build and operate its first warehouse club within the Costa Rican market, but there has been no announcement by Wal-Mart. The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs.  While the Company continues to increase warehouse sales in its existing locations (so-called "comparable warehouse club sales"), there can be no assurance that the rate of growth in those existing locations will continue at the rate experienced in the past due to, among other things, the physical limitations of the warehouse clubs, the amount of merchandise that can be safely stored and displayed in the warehouse clubs, and the number of members that can be accommodated during business hours.  As a result, future sales growth for the Company may require that additional warehouse clubs be opened and operated.  Land for purchase or buildings to be leased, in the size, and locations that would be suitable for new PriceSmart warehouse clubs may not be available or financially feasible.  Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by the Company could have a material adverse effect on the future growth of the Company.

The Company faces difficulties in the shipment of, and inherent risks in the acquisition and importation of, merchandise to its warehouse clubs. The Company's warehouse clubs typically import nearly half or more of the merchandise that they sell, which originates from various countries and is transported over long distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or may affect the type of products it selects to import. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business and results of operations.  In addition, the Company acquires merchandise sold within its warehouse clubs from a number of suppliers, including large multi-national suppliers who sometimes also operate through local subsidiaries and distributors.  The manner in which the Company acquires merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond the control of the Company. Significant changes or disruptions in how the Company acquires merchandise from these suppliers could negatively affect the Company's access to such merchandise, as well as the cost of merchandise to the Company and hence its members, which could have a material adverse effect on the Company's business and results of operations.

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

General economic conditions could adversely impact the Company’s business in various respects. A slowdown in the U.S. and international economies or other economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates, consumer spending patterns, customer preferences and other economic factors in each of the Company's foreign markets may adversely affect its business by reducing overall consumer purchasing power and could negatively impact the Company's growth, sales and profitability. In addition, a significant decline in the economies of the countries in which the Company’s warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Latin America and the Caribbean. The current general global economic instability, the potential for further economic dislocations, the impact of a global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available credit could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to changes in relationships and agreements with third parties with which the Company does business. The Company has important on-going relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions and credit card transaction processors, and lessors. Significant changes in those relationships or the agreements which govern the terms through which business is conducted could have a material adverse effect on the Company's business, financial condition and results of operation.

A few of the Company's stockholders own approximately 29.8% of the Company's voting stock as of August 31, 2012, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 29.8% of the Company’s outstanding shares of common stock. The percentage of stock controlled by these entities decreased from 31.1% to 29.8% during fiscal year 2012 as a result of various public and private sales of the Company's stock by these stockholders and the increase in common stock outstanding.  As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

The loss of key personnel could harm the Company's business. The Company depends to a large extent on the performance of its senior management team and other key employees, such as U.S. expatriates in certain locations where the Company operates. The loss of the services of any members of the Company's senior management or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key- man life insurance on any executive.

The Company is subject to volatility in foreign currency exchange rates. The Company conducts operations in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2012, the Company had a total of 29 warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For fiscal year 2012, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

During the fiscal year 2012, concerns about European debt has caused instability in the financial markets and a devaluation of many of the currencies in which the Company operates relative to the U.S. dollar, most notably the Colombian peso. Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.

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

Write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2012, the Company had goodwill of approximately $36.9 million. The Company performed its impairment test on goodwill as of August 31, 2010.  The Company reviewed reported goodwill at the entity level for fiscal year 2012 and fiscal year 2011 and found no significant change in those reporting units' assets and liabilities since fiscal year 2010; with each reporting unit's fair value determination substantially exceeding its carrying amount in fiscal year 2010.  The Company determined that it is not more likely than not that the fair value of each individual reporting unit is less than its carrying amount, and performance of the two-step impairment test is unnecessary for fiscal year 2012.  No impairment losses were recorded in fiscal years 2012 and 2011. In the future, the Company will perform similar reviews for reporting entities where goodwill has been recorded.  If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company will make available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2012 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2012, PriceSmart operated 29 membership warehouse clubs.

Number of warehouse clubs	Own land and building	Lease land and/or building
LATIN AMERICA SEGMENT
Colombia(1)	1	—
Panama	3	1
Guatemala	1	2
Costa Rica(2)	5	—
El Salvador	2	—
Honduras	1	1
Nicaragua	1	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	22	7

(1)
During fiscal year 2012, the Company acquired land in south Cali, Colombia, on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.    On March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

(2)
On January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.

As of August 31, 2012, the Company’s warehouse club buildings occupied a total of approximately 1,932,612 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2013	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2014	none
San Diego, CA	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Cali, Colombia	Temporary Offices	March 1, 2012	2,490	October 31, 2012	3 months
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Costa Rica	Storage and Distribution Facility	March 1, 2012	27,201	February 28, 2013	none

Item 3. Legal Proceedings

We are often involved in claims arising in the ordinary course of business seeking monetary damages and other relief. Based upon information currently available to us, none of these claims is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2012 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2012 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2012 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2012 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2012 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2012, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

(b) Management's report on internal control over financial reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, the Company's principal executive officer and principal financial officer, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2012, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2012, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. These changes were implemented pursuant to the remediation activities the Company undertook during fiscal year 2012 to resolve two material weaknesses in the Company's internal controls over financial reporting that management found to exist as of the end of fiscal year 2011.  In fiscal year 2011, management found that inadequate review of system configuration with respect to the translation from foreign currencies to U.S dollars of fixed assets and depreciation could result in material errors in calculating depreciation.  Management identified errors resulting from this control deficiency, which resulted in a correcting $2.3 million charge to depreciation expense and a corresponding increase to accumulated depreciation. The Company also reclassified balance sheet items, which increased accumulated depreciation by approximately $4.9 million and accumulated other comprehensive income by the same amount as of August 31, 2011. Also in fiscal year 2011, management found that inadequate review of the reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to tax returns could result in material errors in calculating tax expense.  Management identified errors resulting from this control deficiency, which resulted in a correcting $3.1 million reduction in tax expense in fiscal year 2011.  In fiscal year 2012, the Company’s management developed internal controls designed for the remediation of these two material weaknesses, as described below. The controls developed and put into place in fiscal year 2012 were effective in the remediation of these material weaknesses. Other than the actions described below there were no changes in the Company's internal control over financial reporting during the fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In fiscal year 2012, in order to remediate the material weakness related to inadequate review of system configuration, the Company enhanced the reconciliation process for other comprehensive income across each entity and on a consolidated basis. The Company's internal controls and procedures now include reviews of unexpected activity within other comprehensive income. In order to remediate the material weakness related to net deferred taxes, the Company enhanced its tracking of deferred tax assets and the related valuation allowances by implementing a more extensive reconciliation process for net deferred tax assets. During the fourth quarter of fiscal year 2012, management tested the design and operating effectiveness of the implemented controls and concluded that the material weaknesses described above had been remediated as of August 31, 2012.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.'s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PriceSmart, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of PriceSmart, Inc. and our report dated October 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2012

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(33)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(30)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(34)	Amendment to Amended and Restated Bylaws of the Company.

4.1(36)	Specimen of Common Stock certificate.

10.1(1)**	1997 Stock Option Plan of PriceSmart, Inc.

10.1(a)(65)**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.1(b)(65)**	Third Amendment to the 2001 Equity Participation Plan of PriceSmart, Inc., dated April 17, 2012.

10.2(a)(39)
Settlement Agreement and General Release of All Claims, entered into on August 5, 2005, by and among William Go, E-Class Corporation, PSMT Philippines, Inc., National Import and Export Company, San Marino International Corporation, Arcadia International Corporation, Christine Merchandising, Inc. and PriceSmart, Inc.

10.2(b)(48)	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.2(d)(53)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(e)(55)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(3)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(4)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(5)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(6)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(6)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(7)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(7)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(8)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(9)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(10)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(46)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(37)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(40)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(42)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(47)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(44)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(50)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(48)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(51)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(52)**	Twenty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(53)**	Twenty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(56)**	Twenty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(57)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(60)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(61)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(62)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.3(ab)(63)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ac)(63)**	Twenty-Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.4(a)(61)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(62)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.4(c)(63)**	Second Amendment to Employment Agreement between the Company and John M. Heffner, dated November 18, 2011.

10.5(12)	Form of Indemnity Agreement.

10.8(a)(16)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(5)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(6)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(13)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(17)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(7)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(14)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(10)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(34)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(38)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(42)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(44)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(45)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(48)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(49)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(52)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(53)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(54)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(57)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(57)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(58)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(61)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(62)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(62)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.8(y)(63)**	Twenty-Third Amendment to Employment Agreement between the Company and Thomas Martin dated November 18, 2011.

10.8(z)(65)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2012.

10.9(19)**	1998 Equity Participation Plan of PriceSmart, Inc.

10.10(52)	Letter Agreement between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited dated November 20, 2008.

10.11(52)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(52)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(18)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.14(17)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.15(a)(14)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.15(b)(9)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.15(c)(33)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.15(d)(37)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.15(e)(41)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.15(f)(42)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.15(g)(44)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.15(h)(48)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.15(i)(52)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.15(j)(53)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.15(k)(57)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.15(l)(61)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.15(m)(62)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.15(n)(63)**	Thirteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 18, 2011.

10.16(a)(7)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.16(b)(7)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.16(c)(14)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.16(d)(10)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.16(e)(34)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.16(f)(38)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.16(g)(42)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.16(h)(44)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.16(i)(45)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.16(j)(48)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.16(k)(49)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.16(l)(52)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.16(m)(53)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.16(n)(54)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.16(o)(54)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.16(p)(57)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.16(q)(57)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.16(r)(58)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.16(s)(61)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.16(t)(62)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.16(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.16(v)(63)**	Twentieth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 18, 2011.

10.16(w)(65)**	Twenty-First Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2012.

10.17(22)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.18(a)(8)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.18(b)(8)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.18(c)(8)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.18(d)(8)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.18(e)(8)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.18(f)(10)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.18(g)(10)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.18(h)(34)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.18(i)(38)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.18(j)(42)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.18(k)(44)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.18(l)(45)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.18(m)(48)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.18(n)(49)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.18(o)(52)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.18(p)(53)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.18(q)(54)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.18(r)(57)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.18(s)(58)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.18(t)(61)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.18(u)(62)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.18(v)(62)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.18(w)(63)**	Twenty-First Amendment to Employment Agreement between the Company and Brud Drachman, dated November 18, 2011.

10.18(x)(65)**	Twenty-Second Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2012.

10.19(27)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.20(a)(35)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.20(b)(35)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.20(c)(40)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.20(d)(42)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.20(e)(47)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.20(f)(44)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.20(g)(50)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.20(h)(50)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.20(i)(48)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.20(j)(51)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.20(k)(52)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.20(l)(53)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.20(m)(56)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.20(n)(57)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.20(o)*	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.20(p)(60)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.20(q)(61)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.20(r)(62)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.20(s)(63)**	Eighteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2011.

10.20(t)(63)**	Nineteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 18, 2011.

10.21(a)(48)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.22(a)(56)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.23(57)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.24(58)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.25(58)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.26(59)	Commercial Mortgage Loan Agreement dated August 31, 2010 between PriceSmart Panama, S.A. and Metrobank, S.A.

10.27(60)	Loan Agreement between PriceSmart Colombia, S.A.S. and Citibank, N.A., dated as of November 1, 2010.

10.28(60)	Deposit Agreement between PriceSmart, Inc. and Citibank, N.A., New York, dated as of November 24, 2010.

10.29(60)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.29(a)(60)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.29(b)(60)	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.30(62)	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.31**	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2012.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed with the Commission on July 3, 1997.

(3)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price

Enterprises, Inc. filed with the Commission on November 3, 1994.

(4)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(11)	Incorporated by reference to the Current Report on Form 8-K filed September 12, 1997 by Price Enterprises, Inc.

(12)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(15)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on April 1, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1999 filed with the Commission on April 14, 1999.

(20)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000 filed with the Commission on July 17, 2000.

(22)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company’s 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2002 filed with the Commission on April 15, 2002.

(24)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on April 18, 2002.

(25)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on July 19, 2002.

(26)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on October 25, 2002.

(27)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company’s 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003 filed with the Commission on July 15, 2003.

(29)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on September 5, 2003.

(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(31)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2003 filed with the Commission on January 14, 2004.

(32)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 26, 2004.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(34)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(35)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(36)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(39)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2005.

(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(43)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 filed with the Commission on January 9, 2007.

(44)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

(45)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.

(47)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

(48)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.

(49)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.

(50)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.

(51)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.

(52)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(53)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.

(54)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.

(55)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.

(56)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.

(57)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.

(58)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.

(59)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.

(60)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.

(61)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.

(62)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.

(63)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 filed with the Commission on January 9, 2012.

(64)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 filed with the Commission on April 4, 2012.

(65)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended August 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the consolidated financial statements of PriceSmart, Inc. as of August 31, 2012 and 2011, and for each of the three years in the period ended August 31, 2012, and have issued our report thereon dated October 30, 2012 (incorporated herein by reference). Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2012

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2010	$10	$46	$(41)	$15
Year ended August 31, 2011	$15	$(12)	$2	$5
Year ended August 31, 2012	$5	$8	$(12)	$1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	October 30, 2012	PRICESMART, INC.
		By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 30, 2012
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2012
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 30, 2012
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 30, 2012
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 30, 2012
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 30, 2012
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	October 30, 2012
Katherine L. Hensley

/s/ LEON C. JANKS	Director	October 30, 2012
Leon C. Janks

/s/ LAWRENCE B. KRAUSE	Director	October 30, 2012
Lawrence B. Krause

/s/ EDGAR ZURCHER	Director	October 30, 2012
Edgar Zurcher

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
August 31, 2012

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

	Years Ended August 31,
	2012	2011	2010	2009	2008
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales	$2,000,046	$1,675,247	$1,365,801	$1,224,331	$1,097,510
Export sales	15,320	8,831	4,139	3,679	1,498
Membership income	26,957	22,817	19,742	17,903	16,042
Other income	8,422	7,352	6,209	5,715	4,826
Total revenues	2,050,745	1,714,247	1,395,891	1,251,628	1,119,876
Total cost of goods sold	1,718,780	1,433,028	1,161,797	1,046,614	935,356
Total selling, general and administrative	223,422	191,255	159,593	145,839	134,214
Preopening expenses	617	1,408	1,123	515	1,010
Asset impairment and closure costs (gains)	—	—	18	(249)	1,142
Provision for settlement of pending litigation	—	—	—	—	1,370
Operating income	107,926	88,556	73,360	58,909	46,784
Total other income (expense)(1)	(5,212)	800	(1,120)	(3,207)	1,044
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	102,714	89,356	72,240	55,702	47,828
Provision for income taxes	(35,053)	(27,468)	(22,787)	(13,069)	(9,124)
Losses of unconsolidated affiliates	(15)	(52)	(22)	(21)	—
Net income attributable to noncontrolling interests	—	—	(132)	(265)	(494)
Net income from continuing operations attributable to PriceSmart	67,646	61,836	49,299	42,347	38,210
Discontinued operations income (loss), net of tax	(25)	(86)	16	(28)	(104)
Net income attributable to PriceSmart	$67,621	$61,750	$49,315	$42,319	$38,106
INCOME PER COMMON SHARE -BASIC:(2)
Income from continuing operations attributable to PriceSmart	$2.24	$2.07	$1.66	$1.43	$1.30
Discontinued operations, net of tax	$—	$—	$—	$—	$—
Basic net income per common share attributable to PriceSmart	$2.24	$2.07	$1.66	$1.43	$1.30
INCOME PER COMMON SHARE -DILUTED:(2)
Income from continuing operations attributable to PriceSmart	$2.24	$2.07	$1.65	$1.43	$1.29
Discontinued operations, net of tax	$—	$—	$—	$—	$—
Diluted net income per common share attributable to PriceSmart	$2.24	$2.07	$1.65	$1.43	$1.29
Weighted average common shares - basic	29,554	29,441	29,254	28,959	28,860
Weighted average common shares - diluted	29,566	29,450	29,279	29,057	28,996

PRICESMART, INC. SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2012	2011	2010	2009	2008
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$91,248	$76,817	$73,346	$44,193	$48,121
Short-term restricted cash	1,241	1,240	1,240	10	536
Total assets	735,712	664,328	572,565	487,373	451,412
Long-term debt(3)	71,422	60,451	53,005	37,120	23,028
Total PriceSmart stockholders’ equity	418,914	375,838	336,043	300,398	274,506
Dividends paid on common stock(4)	$18,120	$17,934	$14,895	$19,551	$9,463

(1)
During fiscal year 2012, total other income (expense) includes interest income and expense, gains and losses on disposal of assets, and foreign exchange transaction gains or losses on currency translation. Foreign exchange transaction gains or losses on currency translation are generated from monetary assets and liabilities in currencies other than the functional currency of the respective entity that are revalued to the functional currency using the exchange rate on the balance sheet date. The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S. dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as inter-company payments, working capital, dividend payments and increases in restricted cash balances to comply with financing requirements. These foreign exchange transaction gains (losses), including repatriation of funds, have been recorded to Other income (expense) in the Consolidated Statements of Income for the fiscal year 2012. For the fiscal years prior to fiscal year 2012, these currency translations have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal years presented herein. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following tables summarize the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	2011	2010	2009	2008
Total other income (expense), net – as previously reported	$(1,524)	$(2,653)	$(1,782)	$(598)
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expenses), net	2,324	1,533	(1,425)	1,642
Total other income (expense), net – as currently reported(1)	$800	$(1,120)	$(3,207)	$1,044

	2011	2010	2009	2008
Composition of beginning balance Total other income (expense) – as previously reported:
Gain/(loss) on sale	763	(504)	(508)	(330)
Currency gain/(loss)	777	21	(31)	(16)
Interest Income	852	553	457	1,193
Interest Expense	(3,916)	(2,723)	(1,700)	(1,445)
Composition of ending balance Other income (expense) – as currently reported:
Gain/(loss) on sale	763	(504)	(508)	(330)
Currency gain/(loss)	3,101	1,554	(1,456)	1,626
Interest Income	852	553	457	1,193
Interest Expense	(3,916)	(2,723)	(1,700)	(1,445)

(2)
Effective September 1, 2009 (fiscal year 2010), the Company adopted Financial Accounting Standards Board guidance that addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  This guidance was applied retrospectively to all periods presented.  In previously reported periods, diluted net income per share was computed using the treasury stock method to calculate the dilutive common shares outstanding during the period.  The prior method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $1.45 and $1.30 for the fiscal years 2009 and 2008, respectively.

(3)	Long-term debt, net of current portion.

(4)	On January 25, 2012, January 19, 2011, January 27, 2010, January 29, 2009 and January 24, 2008, the Company declared a cash dividend on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business; a few of the Company's stockholders own nearly 29.8% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2012 filed on October 30, 2012 pursuant to the Securities Exchange Act of 1934.  See “Part II - Item 1A - Risk Factors.”

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2012, 2011 and 2010 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

PriceSmart's mission is to efficiently operate U.S.-style membership warehouse clubs in selected Latin American and Caribbean markets, selling high quality merchandise at low prices to PriceSmart members, and to provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders. The Company sells U.S. brand-name, private label, locally sourced and imported products to its small business and consumer members in a warehouse club format, providing high value to its members. By focusing on providing high value on quality merchandise in a low-cost operating environment, the Company seeks to grow sales volume and membership, which in turn will allow for further efficiencies and price reductions and ultimately improved value to its members.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of August 31, 2012 is 100% and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of August 31, 2012 and 2011, for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of August 31, 2012	Number of Warehouse Clubs in Operation as of August 31, 2011	Anticipated warehouse club openings in fiscal year 2013
Country/Territory
Colombia	1	1	2
Panama	4	4	—
Costa Rica	5	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	29	29	2

During fiscal year 2012, the Company acquired land in south Cali, Colombia, on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013.

During fiscal year 2011, the Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010.  In addition, the Company also opened a new membership warehouse club in Barranquilla, Colombia on August 19, 2011. The Company also continues to export merchandise directly to a single retailer in the Philippines for which it earns approximately a five percent margin.

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

General Economic Factors

The Company's markets are located in countries/territories that are located in Latin America and the Caribbean. The Company's reportable segments are based on management's organization of these locations into operating segments by general geographic location. The Company's operating segments are the United States, Latin America and the Caribbean.

There has been no indication of a change in the moderate economic growth of the past two years within most of the Company's markets, particularly the Latin American segment. Generally, the rate of economic growth in the larger countries, such as Costa Rica, Panama, Guatemala, and Colombia are above that of the U.S. However, some of the smaller markets in which the Company operates are susceptible to specific events which can impact economic conditions and retail activity. For example, Aruba and USVI are being negatively impacted by the closure of refineries in Aruba and St. Croix. In addition, world economic events, such as the concerns over European debt, can have an impact on financial markets, which in turn can affect exchange rates of currencies compared to the U.S. dollar in the Company's markets and also the interest rates paid by the Company on some of its long-term debt.

In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The Company has noted that certain retailers are making investments in upgrading their locations within the Company's markets.  In addition, the local Costa Rican press has reported that Sam's Club plans to build and operate its first warehouse club within the Costa Rican market, but there has been no announcement by Wal-Mart. These actions may result in increased competition within the Company's markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated monetary assets and liabilities within those markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company's foreign markets that are U.S. dollar denominated.  Approximately 50.2% of the Company's net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are purchased in U.S. dollars, but approximately 79% of the Company's net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into interest rate swaps, cross currency interest rate swaps and forward currency derivatives.  The Company has local currency-denominated long-term loans in Honduras and Guatemala; has interest rate swaps in Trinidad and Barbados; and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets in the first quarter of fiscal year 2012 related to concerns over European sovereign debt had a negative impact on some of the foreign currencies of the countries in which the Company operates.  For example, the Colombian peso devalued 9.3% against the U.S. dollar during the first quarter of fiscal year 2012, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

Business Strategy

PriceSmart is a membership warehouse club business.  The Company's business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU) covering a wide range of products at the lowest possible prices.   The Company charges an annual membership fee to its customers.  These fees combined with warehouse operating efficiencies and volume purchasing  enable PriceSmart to operate its business on lower margins than conventional retail stores.

Generally, the Company's earnings and cash flow from operations improve as sales increase.  Higher sales provide greater purchasing power and often result in lower product prices from  the Company's suppliers.   As the Company's and individual PriceSmart locations' sales volumes increase, operating efficiencies are often realized through the leveraging of fixed costs and by the introduction of more efficient operating processes.  Further, increased sales permit the Company to leverage its selling, general and administrative expenses. Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of cost leverage due to the operating efficiencies within our warehouse club format. The combination of annual membership fees, operating efficiencies and low margins enable PriceSmart to offer its members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.

The Company seeks to increase sales by adding new PriceSmart locations both in existing markets and new markets where management believes new locations will  provide long-range value to both our members and our stockholders. From time to time, the Company expands existing locations and makes other improvements to existing locations in order to enhance the value of our members' shopping experience.

Current and Future Management Actions

The Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010, a new membership warehouse club in Barranquilla, Colombia on August 19, 2011, and most recently a new warehouse club in south Cali, Colombia, on October 19, 2012.  The Company also entered into an agreement to acquire land in January 2012 located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it is currently constructing a new warehouse club with an anticipated opening in the spring of calendar year 2013.  The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

In several existing warehouse clubs, the Company has undertaken expansions and related improvements that are designed to provide additional merchandise selling space and increase the capacity of our clubs to service our members and increase sales.  During fiscal year 2012, the Company invested approximately $21.6 million in a number of warehouse clubs for these expansions and improvements.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices providing value to its members.

The Company believes that its logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower cost, and ensure a good flow of merchandise to our warehouse clubs. The Company is adding regional distribution centers in some of its larger markets (currently Costa Rica and Panama) to improve merchandise flow and lower costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

The Company seeks to enhance its long-term business performance by buying rather than leasing real estate.  However, the Company has leased sites in the past and will likely do so again in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company's excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart.  In this respect, the Company recently began developing and has obtained tenants on part of the excess land in San Fernando, Trinidad.  The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the fourth quarter of fiscal year 2012 included:

•
Net warehouse club sales increased 14.4% over the prior year.  The Company had one additional warehouse club for the fourth quarter of fiscal year 2012, compared to the fourth quarter of fiscal year 2011 (Barranquilla, Colombia was only open 12 days in fiscal year 2011).  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ending September 2, 2012 grew 10.1%.

•
Membership income for the fourth quarter of fiscal year 2012 increased 21.6% to $7.3 million on a 16% increase in membership accounts from August 31, 2011 to August 31, 2012 due in part to strong new member sign-ups in Barranquilla and overall twelve-month renewal rates of 88%.

•
Warehouse sales gross profits (net warehouse club sales, less associated cost of goods sold) for the quarter of fiscal year 2012 increased 19.7% over the prior year period and increased 67 basis points as a percent of net warehouse sales (0.67%), compared to the fourth quarter of last year.

•
Selling, general and administrative expenses, including pre-opening expenses decreased 69 basis points as a percentage of sales (0.69% of sales), compared to the same quarter last year. The fourth quarter of fiscal year 2011 included a $2.3 million depreciation charge to correct an error associated with prior periods.

•	Operating income for the fourth quarter of fiscal year 2012 was $27.9 million, an increase of $10.2 million over the fourth quarter of fiscal year 2011.

•
Provision for income taxes for the fourth quarter of fiscal year 2012 was $9.2 million for an effective tax rate of 34.1%. In the fourth quarter of last year the provision for taxes was $5.4 million for a tax rate of 29.9%, which included a $3.1 million prior period benefit resulting from a correction of an error.

•	Net income for the fourth quarter of fiscal year 2012 was $17.7 million, or $0.58 per diluted share, compared to $12.7 million, or $0.42 per diluted share, in the year earlier quarter.

Financial highlights for fiscal year 2012 included:

•	Net warehouse club sales increased 19.4% to $2.0 billion for fiscal year 2012 and reflected the sales of one additional club in the year (Barranquilla, Colombia), compared to fiscal year 2011.

•	Membership income for fiscal year 2012 was $27.0 million, an increase of 18.1% compared to fiscal year 2011. The number of membership accounts at year end was 965,601.

•
Gross profits (net warehouse sales less associated cost of goods sold) increased 18.1%. Gross profits as a percent of net warehouse sales were 14.8% for the full year, a decrease of 16 basis points (0.16%) from fiscal year 2011.

•	Selling, General, and Administrative expenses, including pre-opening expenses improved 30 basis points as a percent of sales (0.30%).

•	Operating income for fiscal year 2012 was $107.9 million, an increase of 21.9% from the prior year.

•	Foreign exchange transactions resulted in a net loss of $525,000 for the fiscal year 2012 compared to a net gain in fiscal year 2011 of $3.1 million.

•	Net income for fiscal year 2012 was $67.6 million, or $2.24 per diluted share, compared to $61.8 million, or $2.07 per diluted share, in the prior year.

Comparison of Fiscal Year 2012 to 2011 and Fiscal Year 2011 to 2010

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal year ends on August 31.  Unless otherwise noted, references to net income relate to net income attributable to PriceSmart. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount
Net Warehouse Club Sales	$2,000,046	19.4%	$1,675,247	22.7%	$1,365,801

Comparison of 2012 to 2011

Net warehouse club sales grew 19.4% in fiscal year 2012, compared to fiscal year 2011.  The sales growth in the year reflected sales from one additional warehouse club in fiscal year 2012 (Barranquilla, Colombia) compared to fiscal year 2011. Overall sales growth was predominantly driven by transaction growth of 17.7%.  The average value of each transaction grew 1.4%.

All merchandise categories and warehouse clubs had positive growth. Changes in exchange rates during fiscal year 2012 had no significant impact on sales, with most currencies showing a small devaluation against the U.S. dollar.

Net warehouse sales growth rate trended lower during the fiscal year, with year over year quarterly growth rates being 24%, 22%, 17%, and 14% for the first through fourth quarters of fiscal year 2012, respectively. Similarly, comparable warehouse clubs sales growth rates (as defined below) were 19%, 17%, 13% and 10% for the same quarters. The factors that may be contributing to this trend include: (i) general economic conditions in a few of our markets appear to be less robust than a year ago; and (ii) a number of warehouse clubs have experienced particularly strong sales growth for the past few years and we anticipate that maintaining such growth rates is quite challenging. Management will continue its on-going efforts to attract additional Pricesmart members, purchase new and exciting merchandise, and identify ways to improve operational efficiencies in order to strengthen the value proposition for our members.

Comparison of 2011 to 2010

Net warehouse club sales grew 22.7% in fiscal year 2011, compared to fiscal year 2010.  The sales growth in the year was predominantly driven by transaction growth of 18.9%.  The average value of each transaction grew 3.1%.    Sales growth was evident across all major merchandise categories.  Changes in currency exchange rates had a net positive effect on sales.  Local currencies in three of the Company’s markets (Jamaica, Costa Rica and Guatemala) appreciated against the U.S. dollar compared to the same period in fiscal year 2010, which made the imported merchandise relatively more affordable to our members.

The difference between total net warehouse club sales of 22.7% and the comparable warehouse club sales noted below of 18.1% was predominantly due to the effect of the San Fernando, Trinidad warehouse club which was open for a full year in fiscal year 2011, but only four months in fiscal year 2010 and the second Santo Domingo, Dominican Republic warehouse club which was open for 10 months in fiscal year 2011 but had no sales in fiscal year 2010.  The Barranquilla, Colombia warehouse club was only open for the last 13 days of fiscal year 2011 and had little effect on the consolidated year-over-year growth in net warehouse sales.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and week days in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, sales related to the new warehouse club opened in Colombia on August 19, 2011 will not be used in the calculation of comparable warehouse club sales until November 2012.

Comparison of 2012 to 2011

Comparable warehouse club sales for the 52-week period ended September 2, 2012 increased 14.5% compared to the same 52-week period last year.

Comparison of 2011 to 2010

Comparable warehouse club sales for the 52-week period ended September 4, 2011 increased 18.1% compared to the same 52-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2012, 2011 and 2010 in the segments in which the Company operates.

As of August 31, 2010, the Company changed the “Central America” operating segment to the “Latin America” operating segment to reflect the inclusion of Colombia within the general geographic area of the Company’s operations.  The first warehouse club in Colombia opened on August 19, 2011.

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue
Latin America	$1,316,305	65.8%	$1,060,620	63.3%	$838,864	61.4%
Caribbean	683,741	34.2%	614,627	36.7%	526,937	38.6%
Net Warehouse Club Sales	$2,000,046	100.0%	$1,675,247	100.0%	$1,365,801	100.0%

	Fiscal Years Ended August 31,
	2012		2011
	Year-over-year increase	% change	Year-over-year increase	% change
Latin America	$255,685	24.1%	$221,756	26.4%
Caribbean	69,114	11.2%	87,690	16.6%
Net Warehouse Club Sales	$324,799	19.4%	$309,446	22.7%

Comparison of 2012 to 2011

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects the sales associated with an additional warehouse club in this segment in fiscal year 2012 compared to fiscal year 2011 (Barranquilla, Colombia) and improved economic conditions in those larger and more diversified markets. There was no change in the number of warehouse clubs in the Caribbean segment between fiscal year 2011 and fiscal year 2012.

Comparison of 2011 to 2010

As with the prior year, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those larger and more diversified markets. The local currencies in Costa Rica and Guatemala were strong in fiscal year 2011 compared to the US dollar, making the imported merchandise relatively more affordable to our members, contributing to higher sales in fiscal year 2011.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2012, 2011 and 2010.

	Fiscal Years Ended August 31,
	2012	2011	2010
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	26%	26%	27%
Food (including candy, snack foods, dry and fresh foods)	53%	52%	51%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	13%	14%	14%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	6%	6%	6%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2012 to 2011

The slight trend toward a higher mix of food continued in fiscal year 2012 was driven by growth in grocery and bakery.

Comparison of 2011 to 2010

The Company did not experience any significant shift in its merchandise mix when measured over the entire fiscal year.

Export Sales

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$15,320	6,489	73.5%	$8,831	$4,692	113.4%	$4,139

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines as has been the case in each of the past two fiscal years for which the Company earns an approximately 5% margin.

Membership Income

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership Income	$26,957	$4,140	18.1%	$22,817	$3,075	15.6%	$19,742
Membership income % to net warehouse club sales	1.3%			1.4%			1.4%
Number of total accounts	965,601	133,101	16.0%	832,500	115,500	16.1%	717,000

Comparison of 2012 to 2011

The Company ended the fiscal year with 965,601 membership accounts.  Membership income, which is recognized ratably over the one-year life of the membership, grew 18.1% for the twelve months ended August 31, 2012 compared to same period in the prior year.  The average membership fee per membership account sold during fiscal year 2012 increased to $30.39 from $29.41 last year largely related to an increase in the fee charged for membership beginning on June 1 in selected markets. The membership renewal rate for the 12-month periods ended August 31, 2012 and 2011 was 88%.

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

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other income	$8,422	$1,070	14.6%	$7,352	$1,143	18.4%	$6,209

Comparison of 2012 to 2011

For fiscal year 2012 compared to fiscal year 2011, in-store product demonstration revenue increased $1.4 million and rental income decreased $159,000.  The decrease in rental income was a result of the sale in the third quarter of fiscal year 2011 of the former warehouse club in Los Pueblos, Panama, for which the Company had received $281,000 of rental income in that fiscal year and a decrease in third-party royalties and construction services of approximately $168,000. This was offset by new tenant leases within the San Fernando, Trinidad location.

Comparison of 2011 to 2010

For fiscal year 2011 compared to fiscal year 2010, in-store product demonstration revenue increased $926,000 and rental income increased $214,000, primarily due to the leasing of the former warehouse club in Los Pueblos, Panama, which was sold in March 2011.  In both fiscal year 2010 and 2011, the Company received approximately $60,000 in royalty income from a licensee in Saipan.  That licensing agreement was terminated at the end of fiscal year 2011, and no more licensing fees will be recognized in the future.

Gross Margin

Warehouse Sales Gross Profit and Gross Margin

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,000,046	$324,799	100.0%	$1,675,247	$309,446	100.0%	$1,365,801	100.0%
Less associated cost of goods	1,704,131	279,475	85.2%	1,424,656	266,749	85.0%	1,157,907	84.8%
Warehouse gross profit margin	$295,915	$45,324	14.8%	$250,591	$42,697	15.0%	$207,894	15.2%

Comparison of 2012 to 2011

For the fiscal year 2012, warehouse gross profit increased due to higher sales, but gross margins as a percent was lower than fiscal year 2011 by 14 basis points. Price reductions across most merchandise categories and geographies and higher importation costs on the initial investment in merchandise to supply the Barranquilla warehouse club during the first six months of operations combined to account for a 14 basis point (0.14%) reduction in warehouse gross profit margin as a percent of sales in the fiscal year.

Comparison of 2011 to 2010

For the fiscal year 2011, warehouse gross profit increased due to higher sales, but gross profit margin as a percentage of sales was lower than fiscal year 2010 by 24 basis points largely related to on-going price reductions on merchandise in line with the Company’s business model.  Foreign exchange gains or losses had little year-over-year effect on cost of goods sold as a percent of sales in the fiscal year 2011.

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$15,320	$6,489	100.0%	$8,831	$4,692	100.0%	$4,139	100.0%
Less associated cost of goods sold	14,649	6,277	95.6%	8,372	4,482	94.8%	3,890	94.0%
Export sales gross profit margin	$671	$212	4.4%	$459	$210	5.2%	$249	6.0%

The increase in export sales gross margin dollars in each fiscal year was due to direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2012				2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$182,401	9.1%	$27,582	17.8%	$154,819	9.2%	$28,545	22.6%	$126,274	9.2%

Comparison of 2012 to 2011

Warehouse club operations expense as a percent of net warehouse sales decreased 12 basis points (0.12%) in fiscal year 2012 compared to fiscal year 2011. Excluding the infrastructure investment in Colombia and the higher cost of operations associated with operating only one club in Colombia, net warehouse expense would have decreased 20 basis points (0.20%). Of that reduction, depreciation expense contributed 13 basis points (0.13%) of improvement primarily because of to the $2.3 million charge taken in the fourth quarter of fiscal year 2011 to correct errors in the calculation of depreciation expense in prior periods. Credit card expense added 8 basis points (0.08%) of cost largely related to increased transaction fees for certain debit cards in some countries, including a $777,000 charge taken in the fiscal year 2012 for past debit card transaction fees that had not been previously charged to the Company by its third party processor. Expenses related to payroll, utilities and repair and maintenance all decreased as a percent of sales.

Comparison of 2011 to 2010

The partial year effect of two additional warehouse clubs (San Fernando, Trinidad and Arroyo Hondo, Dominican Republic) and the expenses associated with establishing a country headquarters in Colombia and the first few weeks of club operations at the Barranquilla, Colombia warehouse club accounted for $7.1 million of additional warehouse club operations expense in fiscal year 2011 compared to fiscal year 2010. This had the effect of increasing warehouse operating expense in the current year as a percent of sales by 9 basis points (0.09%).  On a same club basis, warehouse club operating expense decreased by 9 basis points (0.09% of sales) as most operating expenses grew slower than the sales growth rate.  Most notably, payroll and related expenses improved 9 basis points (0.09% of sales).  Depreciation expense increased by nearly 10 basis points (0.10% of sales) or $4.1 million, approximately $2.3 million of which is related to the recordation of a charge in fiscal year 2011 to correct errors in the calculation of depreciation in prior periods, related to the translation of foreign currencies into U.S. dollars (see Notes in Consolidated Financial Statements - Note 1 - Company Overview and Basis of Presentation). This correction increased depreciation by approximately $300,000 per year going forward.  All other non-payroll warehouse operating expenses collectively decreased by approximately 10 basis points (0.10% of sales).

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2012				2011				2010
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$41,021	2.1%	$4,585	12.6%	$36,436	2.2%	$3,117	9.4%	$33,319	2.4%

Comparison of 2012 to 2011

Increased salaries and benefits for the Company’s corporate and U.S. buying operations, including stock compensation expense resulting from restricted stock granted in January 2012 for approximately $1.6 million, accounted for most of the increase in general and administrative expenses for fiscal year 2012 compared to fiscal year 2011. The decrease in general and administrative expenses as a percentage of warehouse club sales was due to sales increasing at a greater rate than general and administrative expenses.

Comparison of 2011 to 2010

General and administrative expenses increased $3.1 million from fiscal year 2010 to fiscal year 2011, with the additional expense primarily related to increased salaries, related benefits, deferred compensation expense associated with restricted stock grants, and travel expenses associated with the Company’s corporate and U.S. buying operations.  The decrease in general and administrative expenses as a percentage of warehouse club sales was due to sales increasing at a greater rate than general and administrative expenses.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$617	$(791)	(56.2)%	$1,408	$285	25.4%	$1,123

Comparison of 2012 to 2011

The majority of pre-opening expenses incurred in fiscal year 2012 were related to the activities of the Canas Gordas (Cali South) Colombia warehouse club which opened on October 19, 2012.  In the prior year, pre-opening expenses were related to the Barranquilla, Colombia warehouse club and the Arroyo Hondo warehouse club which opened in Colombia in August 2011 and in the Dominican Republic in November 2010, respectively.

Comparison of 2011 to 2010

The Company incurred pre-opening expenses for the Barranquilla, Colombia warehouse club in the third and fourth quarter of fiscal year 2011 totaling $1.0 million. For fiscal year 2011, the Company also incurred $407,000 in pre-opening expenses related to the new Arroyo Hondo warehouse club, which opened in the Dominican Republic on November 5, 2010.  The Company incurred more pre-opening expense for Barranquilla as it was the first warehouse club in a new market which required an enhanced level of marketing compared to openings in existing markets. Pre-opening expenses in fiscal year 2010 were related to the San Fernando, Trinidad club and the Brisas warehouse club which was relocated in Panama during that year.

Operating Income

	Fiscal Years Ended August 31,
	2012				2011				2010
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$107,926	5.4%	19,370	21.9%	$88,556	5.3%	$15,196	20.7%	$73,360	5.4%

Comparison of 2012 to 2011 and 2011 to 2010

Operating income improved $19.4 million compared to the prior year period, resulting from higher sales and membership income, the leveraging of SG&A costs and reduced pre-opening expenses, offset by lower warehouse margins.

Interest Income

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	Increase from prior year	Amount	Increase from prior year	Amount
Interest income	$908	$56	$852	$299	$553

 Comparison of 2012 to 2011 and 2010

The increase in interest income from fiscal year 2012 to fiscal year 2011 was primarily due to an increase in restricted cash deposits made by the Company.  Restricted cash deposits for this period were comprised of certificates of deposit with an average aggregate balance over the period of approximately $34.5 million with various banking institutions held as part of the Company’s loan agreements with those banks.   In fiscal year 2011, restricted cash deposits were comprised of certificates of deposit with an average balance over the period of approximately $17.4 million held with various banking institutions as part of the Company’s loan agreements with those banks.

The increase in interest income from fiscal year 2010 to fiscal year 2011 was primarily due to the increase in the Company's average balance on restricted cash deposits from $6.0 million to $17.4 million.

Interest Expense

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	Increase from prior year	Amount	Increase from prior year	Amount
Interest expense on loans	$5,533	$741	$4,792	$409	$4,383
Capitalized interest	(250)	626	(876)	784	(1,660)
Net interest expense	$5,283	$1,367	$3,916	$1,193	$2,723

Comparison of 2012 to 2011 and 2011 to 2010

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition and ongoing working capital requirements. The increase in interest expense for the fiscal year 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For the fiscal year 2012, the capitalized interest is related to the final construction activities for the Barranquilla, Colombia warehouse club, the build out of the excess land in San Fernando, Trinidad and the commencement of construction activities for the Cañas Gordas, Colombia warehouse club.  For the same period in fiscal year 2011, the capitalized interest is related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the construction for the Barranquilla, Colombia warehouse club.  For fiscal year 2010, the capitalized interest related to the construction of the Brisas, Panama and Arroyo Hondo, Dominican Republic warehouse clubs.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(312)	$(1,075)	(140.9)%	$763	$1,267	(251.4)%	$(504)
Currency Gain or (Loss)	(525)	(3,626)	(116.9)	3,101	1,547	99.5	1,554
Total other income (expense)	$(837)	$(4,701)	(121.7)%	$3,864	$2,814	268.0%	$1,050

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for periods prior to fiscal year 2012. The following tables provide a summary of the amounts reclassified from Cost of goods sold to Other income (expense):

	Fiscal Years Ended August 31,
	2012	2011	2010
Other income (expense), net – as previously reported	$(837)	$1,540	$(483)
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expense), net	—	2,324	1,533
Other income (expense), net – as currently reported	$(837)	$3,864	$1,050

	Fiscal Years Ended August 31,
	2012	2011	2010
Composition of Other income (expense), net – as previously reported:
Gain/(loss) on sale	(312)	763	(504)
Currency gain/(loss)	(525)	777	21
Composition of Other income (expense), net – as currently reported:
Gain/(loss) on sale	(312)	763	(504)
Currency gain/(loss)	(525)	3,101	1,554

 Comparison of 2012 to 2011

For fiscal year 2012, the Company incurred a net currency loss of $525,000 compared to a net currency gain of $3.1 million in the prior fiscal year. The loss in the current fiscal year was driven by a $1.5 million net loss in Colombia resulting from a peso devaluation in the first quarter of the fiscal year, offset by net foreign exchange gains in other countries. In the prior fiscal year, the Company's $3.1 million net gain included a $646,000 net gain in Colombia.

Comparison of 2011 to 2010

For fiscal year 2011, currency gain was recorded primarily as a result of the revaluation of non-functional currency monetary assets and liabilities of the Company’s subsidiary in Colombia.

Summary of asset disposal activity for fiscal years 2012 and 2011 (in thousands):

	Fiscal year 2012
Disposal Activity	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Disposal of assets no longer in use	4,700	4,250	—	138	(312)
	$4,700	$4,250	$—	$138	$(312)

	Fiscal year 2011
Disposal Activity	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Sale of property in Panama (1)	$8,717	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	9,248	8,580	—	182	(486)
	$17,965	$11,328	$(188)	$7,588	$763

(1)    On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE exercised its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.   Additionally, on March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. (an affiliate of Office Depot, Mexico) for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is a board member of Office Depot, Mexico.

For fiscal year 2010, the Company recorded disposals of assets related to point of sale equipment and the replacement and upgrades of fixtures within the warehouse clubs.

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$33,918	$7,843	$26,075	$7,481	$18,594
Net deferred tax provision (benefit)	$1,135	$(258)	$1,393	$(2,800)	$4,193
Provision for income taxes	$35,053	$7,585	$27,468	$4,681	$22,787
Effective tax rate	34.1%		30.7%		31.5%

Comparison of 2012 to 2011

        For fiscal year 2012, the increase in the effective rate versus the prior year was primarily attributable to the following factors: (i) During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company intends to make a single sales factor election for fiscal year 2012 and subsequent years. This election will significantly reduce the California apportionment factor and, therefore, California taxable income; (ii) In fiscal year 2011, the Company recorded a $3.1 million decrease in tax expense due to the correction of an error identified in the Company's reconciliations of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns.

Comparison of 2011 to 2010

For fiscal year 2011, the decrease in the effective tax rate is primarily attributable to a $3.1 million decrease in tax expense due to the correction of an error identified in the Company's reconciliation of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns.  This error has no effect on the provision for income taxes going forward.  This decrease was offset by the following: (i) an increase in U.S. statutory tax rate from 34% to 35%; (ii) a $516,000 undistributed profits tax in Panama for accumulated retained earnings that the Company is not planning to repatriate to the US; (iii) a $581,000 income tax accrual for uncertain tax positions; and (iv) a charge to taxes due to a taxable loss incurred in the Company's new Colombia entity for which it did not recognize a tax benefit. A full valuation allowance was recorded against the future tax benefit of losses generated by Colombia operations which started during fiscal year 2010.  This valuation allowance is necessary because the Colombia operations have not established an earnings history to support recording a tax benefit.

Loss of Unconsolidated Affiliates

The Company's joint ventures are accounted for under the equity method of accounting in which the Company reflects its proportionate share of income or loss.

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	Decrease in Loss from Prior Year	Amount	Increase in Loss from Prior Year	Amount
Loss of Unconsolidated Affiliates	$(15)	$37	$(52)	$(30)	$(22)

Under the equity method, the Company's initial investments in unconsolidated affiliates is initially recorded as an investment in the stock of an investee at cost.  This is then adjusted to recognize the Company's share of the earnings or losses of the investee of the date of the initial investment.  The losses from the Company’s unconsolidated affiliates in Costa Rica and Panama in fiscal years 2012, 2011 and 2010 were primarily due to legal and administrative start-up costs incurred by the joint ventures.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interest is the allocation of the joint venture income or loss to the noncontrolling stockholders’ respective interest.

	Fiscal Years Ended August 31,
	2012		2011		2010
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Net income attributable to noncontrolling interest	$—	$—	$—	$132	$(132)

Comparison of 2012 to 2011 and 2010

For fiscal years 2012 and 2011, the Company recorded no amounts attributable to noncontrolling interest due to the Company acquiring within the third quarter of fiscal year 2010 the remaining 5% interest in the Company’s Trinidad subsidiary that it did not own.  As a result, the Company now owns 100% of all of the operating subsidiaries of the Company and now records 100% of these subsidiaries’ income or loss.

Income from Continuing Operations

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase/(decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income from Continuing Operations	$67,646	$5,810	9.4%	$61,836	$12,405	25.1%	$49,431

Income (Loss) from Discontinued Operations, Net of Tax

	Fiscal Years Ended August 31,
	2012			2011			2010
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Income (loss) from discontinued operations, net of tax	$(25)	61	(70.9)%	$(86)	$(102)	(637.5)%	$16

Income (loss) from discontinued operations, net of tax reflects the consolidated income and expenses associated with those operations within the Company that were closed or disposed of and which meet the criteria for such treatment. Discontinued operations include the costs associated with the Company’s previously closed warehouse location in Guam which was leased to a subtenant.  In August 2011, the Company’s lease obligation and sublease agreement expired, and in August 2012, the Company proceeded to liquidate its subsidiary in Guam; therefore, the Company does not expect to record any significant income or losses from discontinued operations due to the Guam closed warehouse location subsequent to fiscal year 2011.

Liquidity and Capital Resources

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, and the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders. The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations, short-term borrowings and long-term debt.  The Company evaluates on a regular basis whether it may need to borrow additional funds to cover any shortfall in the Company's ability to generate sufficient cash from operations to meet its operating and capital requirements. As such, the Company plans to enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

 Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	As of August 31,
	2012	2011
Cash and cash equivalents	$91,248	$76,817

The Company’s cash flows are summarized as follows (in thousands):

	Fiscal Years Ended August 31,
	2012	2011
Net cash provided by (used in) continuing operating activities	$89,465	$75,526
Net cash provided by (used in) discontinued operations	424	73
Net cash provided by (used in) investing activities	(52,567)	(39,445)
Net cash provided by (used in) financing activities	(25,082)	(30,640)
Effect of exchange rates	2,191	(2,043)
Net increase (decrease) in cash and cash equivalents	$14,431	$3,471

The Company’s operating activities provided cash for all periods presented as summarized below.

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011	2011 to 2010
Net Income from Operating Activities	$67,621	$61,750	$49,447	$5,871	$12,303
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	23,739	21,154	15,260	2,585	5,894
Loss /(Gain) on sale of assets	312	486	504	(174)	(18)
Gain on sale of excess real estate In Panama	—	(1,249)	—	1,249	(1,249)
Asset impairment and Closure costs	—	—	18	—	(18)
Deferred income taxes	2,128	642	3,562	1,486	(2,920)
Stock-based compensation expenses	4,031	3,285	3,835	746	(550)
Other non-cash operating activities	11	128	11	(117)	117
Net non-cash related expenses	30,221	24,446	23,190	5,775	1,256
Net Income from operating activities reconciled for non-cash operating activities	97,842	86,196	72,637	11,646	13,559
Changes in Operating Assets and Liabilities not including Merchandise Inventories	15,434	35,373	25,707	(19,939)	9,666
Changes in Merchandise Inventories	(23,811)	(46,043)	(15,349)	22,232	(30,694)
Net cash provided by discontinued operating activities	424	73	34	351	39
Net cash provided by (used in) operating activities	89,889	$75,599	83,029	14,290	(7,430)

The 9.5% increase in Net Income from Operating Activities for fiscal year 2012 compared to fiscal year 2011 was primarily due to year-over-year increases in warehouse sales of 19.4%.  Net non-cash related expenses increased for fiscal year 2012 compared to fiscal year 2011 primarily due to an increase in depreciation expenses (reflective of the continuing investment activities in warehouse clubs) and an increase in deferred income taxes for approximately $1.5 million, offset by the gain on sales of assets primarily related to the sale of former “Los Pueblos” warehouse club in Panama City that was relocated to another location in Panama City, Panama during fiscal year 2011 for approximately $1.2 million.  The decrease in cash used for inventory in fiscal year 2012 compared to fiscal year 2011 was mainly the result that fiscal year 2011 included the recording of inventory acquired for the addition of two new warehouse clubs Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).

The 24.9% increase in Net Income from Operating Activities for fiscal year 2011 compared to fiscal year 2010 was primarily due to increases in year-over-year warehouse sales of 22.7%.   Net non-cash related expenses increased for fiscal year 2011 compared to fiscal year 2010 primarily due to an increase in depreciation expenses, reflective of the continuing investment activities in warehouse clubs and the correction of an error identified as immaterial for approximately $2.3 million, offset by the gain on sales of assets primarily related to the sale of former “Los Pueblos” warehouse club in Panama City that was relocated to another location in Panama City, Panama.  The increase in inventory in fiscal year 2011 compared to fiscal year 2010 was mainly the result of the addition of two new warehouse clubs; Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).

The Company's use of cash in investing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011	2011 to 2010
Land acquisitions	$10,943	$6,814	$6,700	$4,129	$114
Warehouse club expansion, construction, and land improvements	25,998	24,859	28,524	1,139	(3,665)
Acquisition of fixtures and equipment	15,764	15,360	14,983	404	377
Increase in joint venture investment Panama	—	—	433	—	(433)
Proceeds on sale of excess real estate in Panama	—	(7,406)	—	7,406	(7,406)
Acquisition of 5% non-controlling interest, Trinidad	—	—	3,800	—	(3,800)
Proceeds from disposals of property and equipment	(138)	(182)	(282)	44	100
Net cash flows (provided by) used in investing activities	$52,567	$39,445	$54,158	$13,122	$(14,713)

Net cash used in investing activities was higher in fiscal year 2012 compared to fiscal year 2011 by approximately $13.1 million primarily due to the increase in the number of land acquisitions and an increase in warehouse club construction and expansion activity in fiscal year 2012, compared to fiscal year 2011. In addition, the Company recorded proceeds from the sales of real estate in Panama in fiscal year 2011 for approximately $7.4 million that offset the use of cash used in investing activities in fiscal year 2011.

Net cash used in investing activities was lower in fiscal year 2011 compared to fiscal year 2010 by approximately $14.7 million primarily due to a decrease in the number of land acquisitions and a decrease in warehouse club construction and expansion activity in fiscal year 2011compared to fiscal year 2010. In addition, the Company recorded proceeds from the sales of real estate in Panama in fiscal year 2011 of approximately $7.4 million, and in fiscal year 2010, the Company recorded use of cash for approximately $3.8 million for the acquisition of the the remaining 5% non-controlling interest in Trinidad.

Net cash used by financing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011	2011 to 2010
New bank loans, offset by establishment of certificates of deposit held against loans and payments on existing bank loans	$(5,335)	$(10,891)	$13,982	$5,556	$(24,873)
Cash dividend payments	(18,120)	(17,934)	(14,895)	(186)	(3,039)
Stockholder contribution	—	—	396	—	(396)
Proceeds from exercise of stock options and the tax benefit related to stock options	1,527	896	816	631	80
Purchase of treasury stock related to vesting of restricted stock	(3,154)	(2,711)	(1,434)	(443)	(1,277)
Net cash provided (used) in financing activities	$(25,082)	$(30,640)	$(1,135)	$5,558	$(29,505)

Net cash used in financing activities decreased in fiscal year 2012 over fiscal year 2011 primarily due to a lower decrease in net borrowings resulting from normally scheduled loan payments.  Loans obtained in fiscal year 2012 were primarily offset by certificates of deposit established as collateral for those loans.  Dividend payments reflected the increase in the dividend declared for fiscal year 2012.  In addition, cash used for the purchase of treasury stock in connection with the vesting of restricted stock increased as a result of increases in the Company’s stock price.

Net cash used in financing activities increased in fiscal year 2011 over fiscal year 2010 primarily due to a decrease in net borrowings resulting from normally scheduled loan payments.  Loans obtained in fiscal year 2011 were primarily offset by certificates of deposit established as collateral for those loans.  Dividend payments reflected the increase in the dividend declared for fiscal year 2011.  In addition, cash used for the purchase of treasury stock in connection with the vesting of restricted stock increased as a result of increases in the Company’s stock price.

 Financing Activities

On January 13, 2012, the Company's Guatemala subsidiary paid off its local currency-loan to Banco Industrial, S.A., for approximately $5.2 million.

On December 22, 2011, the Company’s Guatemala subsidiary entered into a loan agreement based in Quetzales with Banco Industrial, S.A., for the equivalent amount of $8.9 million to be paid over ten years.  A portion of the proceeds of this loan was used to pay off the $5.2 million local-currency loan described above. The loan has a variable interest rate, which will be fixed for the first three years to an interest rate of 8% per year.  Thereafter, the interest rate will be negotiable according to market conditions.

On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on February 21, 2012 and the Company secured this portion of the loan with an $8.0 million secured time deposit pledged by the Company's Costa Rica subsidiary.

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

On August 31, 2010, the Company’s Panama subsidiary entered into a loan agreement with Metrobank S.A. for $5.0 million to be paid over five years. The loan has a tiered fixed interest rate of 5.0% and 5.5% in the first year and the second and third years, respectively. In the fourth and fifth years of the loan, the interest rate will become variable and be equal to the United States prime rate plus 2.5%.  The loan agreement requires monthly payments of principal and interest, with a $2.5 million balloon payment at the end of the term and includes an option to extend the loan for an additional five years.

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

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps an interest rate swaps:

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Effective Period of Swap
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	November 15, 2007 - November 14, 2012

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

	Derivatives
	August 31, 2012		August 31, 2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swap(2)	Other non-current assets	$—	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(216)	Other long-term liabilities	$(544)
Cross currency interest rate swap(2)	Other long-term liabilities	(983)	Other long-term liabilities	(340)
Net fair value of derivatives designated as hedging instruments - asset (liability)(3)		$(1,199)		$(884)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $162,000 and $408,000 net of tax, as of August 31, 2012 and 2011, respectively.  The Company has recorded a deferred tax asset of $54,000 and $136,000 as of August 31, 2012 and 2011, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $983,000 and $340,000 as of August 31, 2012 and 2011, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company, through its subsidiaries, has entered into the following forward currency agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	June 5, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$500,000	October 18, 2012	June 5, 2012 - October 18, 2012
Colombia	June 14, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$500,000	November 15, 2012	June 14, 2012 - November 15, 2012
Colombia	July 18, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$500,000	November 30, 2012	July 18, 2012 - November 30, 2012
Colombia	August 22, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000,000	September 21, 2012	August 22, 2012 - September 21, 2012
Colombia	August 30, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$1,000,000	October 5, 2012	August 30, 2012 - October 5, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other income (expense) were nominal for the year ended August 31, 2012.  The Company did not have any forward foreign exchange contracts as of August 31, 2011.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2012	$36,967	$—	$774	$36,193	N/A
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

As of August 31, 2012, the Company had approximately $25.0 million of short-term facilities available in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2012, the Company was in compliance with respect to these covenants. For fiscal year 2011, the short-term loans were not subject to loan covenants.

As of August 31, 2012 and August 31, 2011, the Company, together with its majority or wholly owned subsidiaries, had $78.7 million and $68.2 million, respectively, outstanding in long-term borrowings. The increase during the current period primarily relates to the addition of long-term loans of approximately $23.0 million, offset by normally scheduled payments of principal of approximately $12.1 million. Additionally, the Company exercised its option to cancel its participation in the joint venture Newco2 and recorded the cancellation of the loan payable for approximately $473,000. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $59.6 million and $70.9 million as of August 31, 2012 and August 31, 2011, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $35.0 million and $22.2 million as of August 31, 2012 and August 31, 2011, respectively.

As of August 31, 2012 and August 31, 2011, the Company had approximately $58.0 million and $47.5 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2012 and August 31, 2011, the Company was in compliance with respect to these covenants.

Contractual Obligations

As of August 31, 2012, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$12,033	$41,392	$34,078	$5,755	$93,258
Operating leases(2)	7,194	14,230	13,150	36,798	$71,372
Additional capital contribution commitments to joint ventures(3)	3,663	—	—	—	$3,663
Data recovery services(4)	24	111	—	—	$135
Distribution center services(5)	94	197	—	—	$291
Total	$23,008	$55,930	$47,228	$42,553	$168,719

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of August 31, 2012 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross currency interest rate swap, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)	Operating lease obligations have been reduced by approximately $965,000 to reflect the amounts net of sublease income.

(3)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects. On September 26, 2012 the Company increased its equity participation in its 50% interest in the entity, Price Plaza Alajuela,

S.A., contributing an additional $300,000. The contribution was a portion of the Company's additional future contributions.

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

Repurchase of Equity Securities and Re-issuance of Treasury Shares

At the vesting dates for restricted stock awards to Company employees, the Company repurchases a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company does not have a stock repurchase program.

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

The following table summarizes the shares repurchased during fiscal years 2012 and 2011:

Period	(a) Total Number of Shares Purchased 2012	(b) Average Price Paid Per Share 2012	(a) Total Number of Shares Purchased 2011	(b) Average Price Paid Per Share 2011
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28 or February 29,	41,910	$67.82	64,837	$37.39
3rd quarter ended May 31,	2,418	$71.80	2,599	$34.65
4th quarter ended August 31,	2,045	$68.89	1,710	$61.20
Total fiscal year	46,373	$68.07	69,146	$44.41

The following table summarizes the shares re-issued during fiscal years 2012 and 2011:

Period	(a) Total Number of Shares Re-issued 2012	(b) Average Cost Paid Per Share 2012	(a) Total Number of Shares Re-issued 2011	(b) Average Cost Paid Per Share 2011
1st quarter ended November 30,	—	$—	—	—
2nd quarter ended February 28 or February 29,	196,850	$25.16	—	—
3rd quarter ended May 31,	—	$—	—	—
4th quarter ended August 31,	—	$—	—	—
Total fiscal year	196,850	$25.16	—	$—

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

Income Taxes: A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. As of August 31, 2012, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2012 of approximately $24.8 million and $8.1 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. federal NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company intends to make a single sales factor election for fiscal year 2012 and subsequent years. This election will significantly reduce the California apportionment factor and, therefore, California taxable income. There were no reversals of previously recorded foreign valuation allowances during fiscal year 2011. In fiscal year 2012, a valuation allowance of $377,000 was reversed, because the net operating loss, for which the valuation allowance was recorded, was fully utilized in fiscal year 2012. The Company had net foreign deferred tax assets of $8.7 million and $7.8 million as of August 31, 2012 and 2011, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  The Company recognizes the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained.  As of August 31, 2012, the Company has classified uncertain income tax positions of $2.5 million in long-term income taxes payable. The classification of an income tax liability as current, as opposed to long-term, occurs when the Company expects to make a cash payment in the following 12 months.  As of August 31, 2012, the Company does not expect to make cash payments for these liabilities in the following 12 months.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested.

Merchandise Inventory: The Company records its inventory at the lower of cost (average cost) or market. The Company provides for estimated inventory losses between physical inventory counts on the basis of a percentage of sales. The provision is adjusted monthly to reflect the trend of actual physical inventory count results, with physical inventories occurring primarily in the second and fourth fiscal quarters. In addition, the Company monitors slow-moving inventory to determine if provisions should be taken for expected markdowns below the carrying cost of certain inventory to expedite the sale of such merchandise.  The uncertainties associated with these methods, assumptions and estimates with regard to the Company’s reported inventory, including the estimated provisions, has not had and is not expected to have a material impact on the financial condition and operating performance of the Company or on the comparability of the reported information for the periods presented, as historically the actual results have not differed materially from the estimates.  The likelihood of any material changes in inventory losses or markdowns is dependent on customer demand or new product introductions by the Company or its competitors that vary from current expectations.  The Company believes that any changes in these factors are not reasonably likely to occur and hence not reasonably likely to have a material impact on the Company’s financial results.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment.  Indicators that an asset may be impaired are:

▪	the asset's inability to continue to generate income from operations and positive cash flow in future periods;

▪	loss of legal ownership or title to the asset;

▪	significant changes in its strategic business objectives and utilization of the asset(s); and

▪	the impact of significant negative industry or economic trends.

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

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company early adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance on September 1, 2012.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 310

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance required the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures in the fourth quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company will adopt this guidance on September 1, 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of August 31, 2012, the Company had a total of 29 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 22 of which operate under currencies other than the U.S. dollar. For fiscal year 2012, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  For the fiscal year 2012, the currency in Costa Rica and Trinidad experienced a strengthening of 2.21% and 0.07%, respectively, while the currencies in Guatemala, Dominican Republic, Honduras, Jamaica, Nicaragua and Colombia experienced 1.59%, 2.65%, 4.06%, 4.25%, 5.00% and 2.63% devaluations, respectively.

For the twelve months ended August 31, 2011, the currencies in Guatemala, Honduras, Barbados and Colombia experienced 3.04%, 0.04%, 0.67% and 2.20% strengthening of their currencies, respectively, but the currencies in Costa Rica, Dominican Republic, Trinidad, Jamaica and Nicaragua experienced 0.42%, 3.24%, 0.92%, 0.71%, and 5.00% devaluations, respectively.

Foreign currency exchange transaction gains (losses), including repatriation of funds, are included as part of other income (expense) in the consolidated statements of income.  These foreign exchange transaction gains (losses), have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for 2011 and prior years and are included as part of Other income (expense) in the consolidated statements of income for fiscal year 2012.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company.    These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, intercompany payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following tables summarize the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	Fiscal Years Ended August 31,
	2012	2011	2010	2009	2008
Other income (expense), net – as previously reported	$(837)	$1,540	$(483)	$(539)	$(346)
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expense), net	—	2,324	1,533	(1,425)	1,642
Other income (expense), net – as currently reported	$(837)	$3,864	$1,050	$(1,964)	$1,296

	Fiscal Years Ended August 31,
	2012	2011	2010	2009	2008
Composition of Other income (expense), net – as previously reported:
Gain/(loss) on sale	(312)	763	(504)	(508)	(330)
Currency gain/(loss)	(525)	777	21	(31)	(16)
Composition of Other income (expense), net – as currently reported:
Gain/(loss) on sale	(312)	763	(504)	(508)	(330)
Currency gain/(loss)	(525)	3,101	1,554	(1,456)	1,626

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

The following table summarizes the foreign currency translation differences of the assets and liabilities of the Company's foreign operations that are primarily translated to U.S. dollars when the functional currency in its foreign subsidiaries is not the U.S dollar, the recording of derivative instruments and hedging activities and the recording of service costs, actuarial gains/(losses) and interest cost related to defined benefit plans. These gains/(losses) are recorded as a component of other comprehensive income or loss:

	Years Ended August 31,
	2012	2011	2010
Other Comprehensive Income or Loss:
Unrealized expense on defined benefit plan, net of tax (1)	$199	$(273)	$—
Change in fair value of interest rate swaps, net of tax (2)	(398)	(172)	(112)
Foreign currency translation differences for merger of foreign operations (3)	(5,604)	—	—
Correction of foreign currency translations for prior years related to foreign operations affecting Property and equipment, net (3)	(3,277)	(4,851)	—
Foreign currency translation differences for foreign operations	(1,187)	(947)	670
Other Comprehensive Income or Loss, net of tax	$(10,267)	$(6,243)	$558

(1) See Notes to Consolidated Financial Statements Note 7 - Retirement Plan
(2) See Notes to Consolidated Financial Statements Note 13 - Derivative Instruments and Hedging Activities
(3) See Notes to Consolidated Financial Statements Note 1 - Company Overview and Basis of Presentation

As of August 31, 2012 and 2011, gains/(losses) on the fair value of interest rate swaps designated as effective hedges recorded in accumulated other comprehensive income/(loss) were approximately $(1.1) million and $(748,000), net of tax, respectively.  The loss related to hedges was mainly due to the change in the fair value of the interest rate swaps and cross currency interest rate swaps for the fiscal year 2012.

As of August 31, 2012 and 2011, prior service costs recorded in accumulated other comprehensive income/(loss), related to the defined benefit plan in Trinidad entered into by the Company on January 21, 2011, resulting from the unamortized prior service costs first recorded in fiscal year 2011, were approximately $(74,000) and $(273,000), net of tax, respectively.

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of August 31, 2012:

Country/Territory	Number of Warehouse Clubs In Operation	Currency
Colombia	1	Colombian Peso
Panama	4	U.S. Dollar
Costa Rica	5	Costa Rican Colon
Dominican Republic	3	Dominican Republic Peso
Guatemala	3	Guatemalan Quetzal
El Salvador	2	U.S. Dollar
Honduras	2	Honduran Lempira
Trinidad	4	Trinidad Dollar
Aruba	1	Aruba Florin
Barbados	1	Barbados Dollar
U.S. Virgin Islands	1	U.S. Dollar
Jamaica	1	Jamaican Dollar
Nicaragua	1	Nicaragua Cordoba Oro
Totals	29

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.'s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2012

PRICESMART, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data)

	August 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$91,248	$76,817
Short-term restricted cash	1,241	1,240
Receivables, net of allowance for doubtful accounts of $1 and $5 as of August 31, 2012 and 2011, respectively	6,231	3,655
Merchandise inventories	201,043	177,232
Deferred tax assets – current	5,619	4,252
Prepaid expenses and other current assets	31,232	29,117
Assets of discontinued operations	—	464
Total current assets	336,614	292,777
Long-term restricted cash	36,505	22,626
Property and equipment, net	297,845	281,111
Goodwill	36,886	37,361
Deferred tax assets – long term	14,835	17,000
Other non-current assets	5,468	5,390
Investment in unconsolidated affiliates	7,559	8,063
Total Assets	$735,712	$664,328
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$2,259
Accounts payable	173,198	163,432
Accrued salaries and benefits	14,729	11,681
Deferred membership income	13,747	11,416
Income taxes payable	8,578	7,655
Other accrued expenses	17,130	12,556
Long-term debt, current portion	7,237	7,771
Deferred tax liability – current	122	533
Liabilities of discontinued operations	—	40
Total current liabilities	234,741	217,343
Deferred tax liability – long-term	2,191	1,888
Long-term portion of deferred rent	4,336	4,143
Long-term income taxes payable, net of current portion	2,512	3,310
Long-term debt, net of current portion	71,422	60,451
Other long-term liabilities (includes $1.2 million and $884 for the fair value of derivative instruments and $396 and $471 for the defined benefit plans as of August 31, 2012 and 2011, respectively)	1,596	1,355
Total liabilities	316,798	288,490

PRICESMART, INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share data) - continued

	August 31,
	2012	2011
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,855,651 and 30,695,933 shares issued and 30,210,225 and 29,900,030 shares outstanding (net of treasury shares) as of August 31, 2012 and 2011, respectively.	3	3
Additional paid-in capital	384,154	383,549
Tax benefit from stock-based compensation	6,680	5,242
Accumulated other comprehensive loss	(33,182)	(22,915)
Retained earnings	77,739	28,238
Less: treasury stock at cost; 645,426 and 795,903 shares as of August 31, 2012 and 2011, respectively.	(16,480)	(18,279)
Total equity	418,914	375,838
Total Liabilities and Equity	$735,712	$664,328
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2012	2011	2010
Revenues:
Net warehouse club sales	$2,000,046	$1,675,247	$1,365,801
Export sales	15,320	8,831	4,139
Membership income	26,957	22,817	19,742
Other income	8,422	7,352	6,209
Total revenues	2,050,745	1,714,247	1,395,891
Operating expenses:
Cost of goods sold:
Net warehouse club	1,704,131	1,424,656	1,157,907
Export	14,649	8,372	3,890
Selling, general and administrative:
Warehouse club operations	182,401	154,819	126,274
General and administrative	41,021	36,436	33,319
Pre-opening expenses	617	1,408	1,123
Asset impairment and closure costs (income)	—	—	18
Total operating expenses	1,942,819	1,625,691	1,322,531
Operating income	107,926	88,556	73,360
Other income (expense):
Interest income	908	852	553
Interest expense	(5,283)	(3,916)	(2,723)
Other income (expense), net	(837)	3,864	1,050
Total other income (expense)	(5,212)	800	(1,120)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	102,714	89,356	72,240
Provision for income taxes	(35,053)	(27,468)	(22,787)
Income (loss) of unconsolidated affiliates	(15)	(52)	(22)
Income from continuing operations	67,646	61,836	49,431
Income (loss) from discontinued operations, net of tax	(25)	(86)	16
Net income including noncontrolling interests	$67,621	$61,750	$49,447
Net income attributable to noncontrolling interests	—	—	(132)
Net income attributable to PriceSmart	$67,621	$61,750	$49,315
Net income per share attributable to PriceSmart and available for distribution:
Basic net income per share from continuing operations	$2.24	$2.07	$1.66
Basic net income per share from discontinued operations, net of tax	—	$—	$—
Basic net income per share	$2.24	$2.07	$1.66
Diluted net income per share from continuing operations	$2.24	$2.07	$1.65
Diluted net income per share from discontinued operations, net of tax	$—	$—	$—
Diluted net income per share	$2.24	$2.07	$1.65
Shares used in per share computations:
Basic	29,554	29,441	29,254
Diluted	29,566	29,450	29,279
Dividends per share	$0.60	$0.60	$0.50
See accompanying notes.

PRICESMART, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2012 (amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total PriceSmart Stockholders'	Non-Controlling
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Equity	Interest	Total Equity
Balance at August 31, 2009	30,337	$3	$377,210	$4,547	$(17,230)	$(49,998)	656	$(14,134)	$300,398	$770	$301,168
Purchase of treasury stock	—	—	—	—	—	—	71	(1,434)	(1,434)	—	(1,434)
Issuance of restricted stock award	152	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(5)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	141	—	873	—	—	—	—	—	873	—	873
Stock-based compensation	—	—	3,778	(57)	—	—	—	—	3,721	—	3,721
Dividend paid to stockholders	—	—	—		—	(14,895)	—	—	(14,895)	—	(14,895)
Stockholder contribution	—	—	396	—	—	—	—	—	396	—	396
Acquisition of 5% noncontrolling interest	—	—	(2,914)	—	—	—	—	—	(2,914)	(886)	(3,800)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(112)	—	—	—	(112)	—	(112)
Net income	—	—	—	—		49,315	—	—	49,315	132	49,447
Translation adjustment	—	—	25	—	670	—	—	—	695	(16)	679
Comprehensive income	—	—	—	—	—	—	—	—	49,898	116	50,014
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043	$—	$336,043
Purchase of treasury stock	—	—	—	—	—	—	69	(2,711)	(2,711)	—	(2,711)
Issuance of restricted stock award	71	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144	—	144
Stock-based compensation	—	—	4,037	752	—	—	—	—	4,789	—	4,789
Dividend paid to stockholders	—	—	—	—	—	(17,934)	—	—	(17,934)	—	(17,934)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(172)	—	—	—	(172)	—	(172)
Unrealized expense on defined benefit plan, net of tax	—	—	—	—	(273)	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	61,750	—	—	61,750	—	61,750

PRICESMART, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2012 - Continued (amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total PriceSmart Stockholders'	Non-Controlling
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Equity	Interest	Total Equity
Translation adjustment to record merger of subsidiaries and correction to translation of Property and Equipment, net	—	—	—	—	(4,851)	—	—	—	(4,851)	—	(4,851)
Translation adjustment	—	—	—	—	(947)	—	—	—	(947)	—	(947)
Comprehensive income	—	—	—	—	—	—	—	—	55,507	—	55,507
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838	$—	$375,838
Purchase of treasury stock	—	—	—	—	—	—	46	(3,154)	(3,154)	—	(3,154)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953	—	—	—
Issuance of restricted stock award	353	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	89	—	—	—	—	—	89	—	89
Stock-based compensation	—	—	5,469	1,438	—	—	—	—	6,907	—	6,907
Dividend paid to stockholders	—	—	—	—	—	(18,120)	—	—	(18,120)	—	(18,120)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	(398)	—	—	—	(398)	—	(398)
Unrealized expense on defined benefit plan, net of tax	—	—	—	—	199	—	—	—	199	—	199
Net income	—	—	—	—	—	67,621	—	—	67,621	—	67,621
Translation adjustment to record merger of subsidiaries and correction to translation of Property and Equipment, net	—	—	—	—	(8,881)	—	—	—	(8,881)	—	(8,881)
Translation adjustment	—	—	—	—	(1,187)	—	—	—	(1,187)	—	(1,187)
Comprehensive income	—	—	—	—	—	—	—	—	57,354	—	57,354
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914	$—	$418,914
See accompanying notes.

PRICESMART, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Years Ended August 31,
	2012	2011	2010
Operating Activities:
Net income including noncontrolling interests	$67,621	$61,750	$49,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,739	21,154	15,260
Allowance for doubtful accounts	(4)	(10)	5
Asset impairment and closure costs	—	—	18
Loss on sale of property and equipment	312	486	504
Gain on sale of excess real estate in Panama	—	(1,249)	—
Deferred income taxes	2,128	642	3,562
Discontinued operations	—	86	(16)
Excess tax (benefit) deficiency on stock-based compensation	(1,438)	(752)	57
Equity in losses of unconsolidated affiliates	15	52	22
Stock-based compensation	5,469	4,037	3,778
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	5,668	(3,657)	2,718
Merchandise inventories	(23,811)	(46,043)	(15,349)
Accounts payable	9,766	39,030	22,989
Net cash provided by (used in) continuing operating activities	89,465	75,526	82,995
Net cash provided by (used in) discontinued operating activities	424	73	34
Net cash provided by (used in) operating activities	89,889	75,599	83,029
Investing Activities:
Additions to property and equipment	(52,705)	(47,033)	(50,207)
Proceeds from disposal of property and equipment	138	182	282
Proceeds on sale of excess real estate in Panama	—	7,406	—
Purchase of 5% Trinidad noncontrolling interest	—	—	(3,800)
Capital contribution to Panama joint venture	—	—	(433)
Net cash flows provided by (used in) investing activities	(52,567)	(39,445)	(54,158)

PRICESMART, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (amounts in thousands)

	Years Ended August 31,
	2012	2011	2010
Financing Activities:
Proceeds from bank borrowings	75,924	45,261	44,904
Repayment of bank borrowings	(67,259)	(39,232)	(24,922)
Cash dividend payments	(18,120)	(17,934)	(14,895)
Release of (addition to) restricted cash	(14,000)	(16,920)	(6,000)
Stockholder contribution	—	—	396
Excess tax (deficiency) benefit on stock-based compensation	1,438	752	(57)
Purchase of treasury stock	(3,154)	(2,711)	(1,434)
Proceeds from exercise of stock options	89	144	873
Net cash provided by (used in) financing activities	(25,082)	(30,640)	(1,135)
Effect of exchange rate changes on cash and cash equivalents	2,191	(2,043)	1,417
Net increase (decrease) in cash and cash equivalents	14,431	3,471	29,153
Cash and cash equivalents at beginning of year	76,817	73,346	44,193
Cash and cash equivalents at end of year	$91,248	$76,817	$73,346

PRICESMART, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Supplemental) (amounts in thousands)

	Years Ended August 31,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,837	$3,686	$2,613
Income taxes	$29,135	$22,389	$19,309
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$(473)	$—	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2012, the Company had 29 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Colombia, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company constructed a new warehouse club on the 322,920 square foot site in Santo Domingo, Dominican Republic (“Arroyo Hondo”) which was acquired in December 2009.   The Company opened this new warehouse club on November 5, 2010.  It is the Company’s second warehouse club in Santo Domingo and the third in the Dominican Republic.  In November 2010, the Company through its Colombian subsidiary acquired approximately 210,000 square feet of land in Barranquilla, Colombia.  The Company constructed a new membership warehouse club on this site which opened on August 19, 2011. During fiscal year 2012, the Company acquired land in south Cali, Colombia, on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs. In addition to the warehouse clubs operated directly by the Company, during fiscal year 2011, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee.  This agreement was terminated on August 9, 2011 in connection with the Company's termination of its lease of its former warehouse club located in Guam.  As a result, the Company no longer receives royalty fees and now has no third party licensing agreements.

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

     Reclassifications and prior period adjustments recorded during fiscal year 2012- During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landco entities involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opco entities that they were merged into had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceased to exist, and all relevant economic activities previously performed by the Landco no longer exist, a significant change in economic facts and circumstances has been determined to have taken place, indicating that the functional currency has changed as the assets were transferred to the Opco. Upon this transfer, the Company is required to remeasure the non-monetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items had been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal year 2012, the Company identified errors in the consolidated financial statements for the fiscal year ended August 31, 2011 and for fiscal years previous to 2009.  The errors relate to incorrect (i) accounting for the 2007 merger described above which impacted the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss; and (ii) the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss.  The correction of these errors would have decreased comprehensive income by $6.4 million and increased comprehensive income by $3.1 million in fiscal year 2007 and 2011, respectively.  The total of these corrections, which was recorded in the first quarter of fiscal 2012 as a charge to comprehensive income was approximately $3.3 million. The Company decreased Property and equipment, net and increased Accumulated other comprehensive loss by the same amount.

The Company has analyzed the impact of these items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which decreased comprehensive income by approximately $3.3 million for the three month period ended November 30, 2011, would be immaterial to the expected full year results for fiscal 2012 and financial position as presented on the consolidated balance sheet.  Correcting the error would not have had a material impact on any individual prior period presented in the 2011 Form 10-K nor would it have affected the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

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

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, have been reclassified from Cost of goods sold to Other income (expense) in the Consolidated Statements of Income for the fiscal year and interim periods reported for periods prior to fiscal year 2012.  The Company’s management believes that these foreign currency transactions are not directly matched to the recognition of cost of goods sold but are more closely linked to financing activities of the Company. These activities include the use of the extension of U.S dollar payables as a funding tool to meet the Company’s subsidiary cash requirements and direct bank financing for U.S. dollar loans that constitute financing vehicles for expansion or development of subsidiaries, where once the cash is deposited into that subsidiary, it is fungible and can be used for any cash requirement of the entity such as capital, inter-company payments, working capital requirements, dividend payments and increases in restricted cash balances to comply with financing requirements. The Company believes that these reclassifications will allow for better comparability to other comparable companies with similar business models.  The following table summarizes the amounts reclassified to conform with fiscal year 2012 presentation (in thousands):

	Years Ended August 31,
	2012	2011	2010
Other income (expense), net – as previously reported	$(837)	$1,540	$(483)
Foreign exchange transaction gains reclassified from Cost of goods sold to Other income (expense), net	—	2,324	1,533
Other income (expense), net – as currently reported	$(837)	$3,864	$1,050

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended August 31,
	2012	2011	2010	2009	2008
Composition of Other income (expense), net – as previously reported:
Gain/(loss) on sale	(312)	763	(504)	(508)	(330)
Currency gain/(loss)	(525)	777	21	(31)	(16)
Composition of Other income (expense), net – as currently reported:
Gain/(loss) on sale	(312)	763	(504)	(508)	(330)
Currency gain/(loss)	(525)	3,101	1,554	(1,456)	1,626

In addition, within the Consolidated Balance Sheets as of August 31, 2011, the Company reclassified the fair value of derivative instruments in the amount of $884,000 from Other accrued expenses to Other long-term liabilities.

 Reclassifications and prior period adjustments recorded during fiscal year 2011-The Company identified errors in the consolidated financial statements for the fiscal years ended August 31, 2009 and 2010 and for fiscal years previous to 2009.  The errors relate to incorrect (i) translation of depreciation expense from foreign currencies to U.S. dollars and the related translation of foreign currencies to U.S. dollars for accumulated depreciation; and (ii)  the Company’s reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  The correction of the depreciation expense would have increased selling, general and administrative expenses: warehouse club operations in fiscal years 2009 and 2010 by approximately $406,000 and $431,000, respectively.  The total of these corrections, which was recorded in fiscal year 2011 as a charge to selling, general and administrative: warehouse club operations was approximately $2.3 million.  During fiscal year 2011, the Company also reclassified the balance sheet presentation at August 31, 2011, which increased accumulated depreciation by approximately $4.9 million and accumulated other comprehensive loss by the same amount.  Separately, the Company identified an error in its reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  This correction decreased the tax expense for the fiscal year ended August 31, 2009 by approximately $485,000.  The impact of this correction, recorded to provision for income taxes during fiscal year 2011 was a decrease to tax expense of approximately $3.1 million.  The Company has analyzed the impact of these two items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance, with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which increased net income by approximately $800,000 for the twelve months ended August 31, 2011, was immaterial to fiscal year 2011 results and had no effect on the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods, and the correction was permitted to be made in the consolidated financial statements for the period ended August 31, 2011.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company's wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method. The Company's ownership interest in all wholly owned subsidiaries as of August 31, 2012 is 100.0%. The Company's ownership interest in the real estate development joint ventures as of August 31, 2012 is listed below. All significant intercompany accounts and transactions have been eliminated in consolidation.

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)	Purchases of joint venture interests during the first quarter of fiscal year 2009 are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures constitute a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza and Price Plaza Alajuela are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased.

Restricted Cash – As of August 31, 2012, the Company had short-term restricted cash of approximately $1.2 million.  This primarily consisted of the current portion of a certificate of deposit maintained by the Company’s Honduras subsidiary with Banco Del Pais related to a loan agreement entered into by the subsidiary with Banco del Pais for approximately $1.2 million.  The Company had long-term restricted cash as of August 31, 2012 of approximately $36.5 million.  This consisted primarily of certificates of deposit held for $8.0 million with Citibank and $24.0 million held with Scotiabank related to loans in Colombia.  In addition, the Company had a certificate of deposit for approximately $3.7 million with Banco del Pais, related to loans in Honduras.  The Company had deposits of approximately $785,000 made directly with federal regulatory agencies and within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama. The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-term restricted cash: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term restricted cash: Long-term restricted cash primarily consists of auto renewable 3-12 month certificates of deposit, which are held as collateral on our long-term debt. The carrying value approximates fair value due to the short maturity of the underlying certificates of deposit.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s debt as of August 31, 2012 and August 31, 2011 is as follows (in thousands):

	August 31, 2012		August 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$78,659	$80,830	$68,222	$70,982

Derivative Instruments and Hedging Activities-   The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.

Cash Flow Instruments. The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 13 – Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2012 and August 31, 2011.

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

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 13 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2012 and 2011.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2012 and 2011(in thousands):

Assets and Liabilities as of August 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$—	$—	$—
Other long-term liabilities – (Interest rate swaps)	—	(216)	—	(216)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(983)	—	(983)
Total	$—	$(1,199)	$—	$(1,199)

Assets and Liabilities as of August 31, 2011:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$—	$—	$—
Other long-term liabilities – (Interest rate swaps)	—	(544)	—	(544)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(340)	—	(340)
Total	$—	$(884)	$—	$(884)

The amounts recorded for the fair value of the current liability on forward foreign exchange contracts were nominal for the year ended August 31, 2012. The Company did not have any forward foreign exchange contracts for the year ended August 31, 2011.  The fair value of derivatives is disclosed in further detail in Note 13 - Derivative Instruments and Hedging Activities.

As of August 31, 2012 and 2011, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – Goodwill resulting from certain business combinations totaled $36.9 million as of August 31, 2012 and $37.4 million as of August 31, 2011.  Foreign exchange translation gains and losses related to goodwill of approximately $475,000 between fiscal years 2012 and 2011 resulted in the net decrease of goodwill. The Company reviews previously reported goodwill at the entity level for impairment if there has been a significant change in the reporting unit’s assets and liabilities since the most recent evaluation if the reporting unit’s most recent fair value determination resulted in an amount that exceeded its carrying amount by a substantial margin or if the likelihood that a current fair value determination would be more likely than not to show that the current fair value of the unit is less than the carrying amount of the reporting unit.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, and building and equipment depreciation at its distribution facilities.

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, and prompt payment discounts. Volume rebates are generally linked to previously established purchase levels and are recorded as a reduction of cost of goods sold when the achievement of these levels is confirmed by the vendor in writing or upon receipt of funds, whichever is earlier. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  The Company records the reduction in cost of goods sold on a transactional basis for these programs.  Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment.

Monetary assets and liabilities in currencies other than the functional currency of the respective entity are revalued to the functional currency using the exchange rate on the balance sheet date.  Foreign exchange transaction gains (losses), including repatriation of funds, which are included as part of the other income (expense) in the consolidated statements of income, for fiscal years 2012, 2011 and 2010 were approximately $(525,000), $3.1 million and $1.6 million, respectively.

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

The Company accounts for uncertain income tax positions by accruing for the estimated additional amount of taxes and interest and penalties for the uncertain tax positions when the uncertain tax position does not meet the more likely than not standard for sustaining the position.  This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company's consolidated financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate. See Note 10 - Income Taxes for additional information.  There were no material changes in the Company's uncertain income tax positions for the fiscal year ending August 31, 2012 and 2011.

Recent Accounting Pronouncements

FASB ASC 350

In September 2011, the FASB issued guidance regarding assessing whether it is necessary to perform goodwill impairment tests on a recurring basis.  The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair market value of a reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the goodwill impairment test.  The amended guidance is effective for annual and interim periods beginning after December 15, 2011, with early adoption permitted, including annual and interim goodwill impairment tests performed as of dates before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company early adopted this guidance as of August 31, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance is effective for annual and interim periods within those years beginning after December 15, 2011, and is to be applied retrospectively. The Company will adopt this guidance on September 1, 2012.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASC 310

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.   This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The new effective date of this amended guidance required the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures in the fourth quarter of fiscal 2011 did not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company will adopt this guidance on September 1, 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – DISCONTINUED OPERATIONS

In accordance with FASB guidance on accounting for the impairment or disposal of long-lived assets, the accompanying consolidated financial statements reflect the results of operations and financial position of the Company’s activities in the Philippines and Guam as discontinued operations.  Following the closure of the Guam operations in December 2003, the Company included the results of operations from Guam in the asset impairment and closure costs line of the consolidated statements of income through May 2005. However, after the sale of the Philippine operations in August 2005, the results of the Philippines and Guam activities were consolidated in the discontinued operations line of the consolidated statements of income. Management views these activities as one activity managed under a shared management structure. Cash flow activities related to the Guam discontinued operations’ leased property were terminated in August 2011, which was the end of the lease term. The Company dissolved these operations in Guam at the end of fiscal year 2012.

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the periods presented are as follows (in thousands):

	August 31,
	2012	2011
Cash and cash equivalents	$—	$33
Accounts receivable, net	—	430
Other assets, non-current	—	1
Assets of discontinued operations	$—	$464
Other accrued expenses	$—	$40
Liabilities of discontinued operations	$—	$40

The following table sets forth the income (loss) from the discontinued operations of each period presented, in thousands:

	Years Ended August 31,
	2012	2011	2010
Net warehouse club sales	$—	$—	$—
Pre-tax income (loss) from discontinued operations	(25)	(44)	16
Income tax (provision) benefit	—	(42)	—
Income (loss) from discontinued operations	$(25)	$(86)	$16

The pre-tax income (loss) from discontinued operations for fiscal years 2012 is the net result of the dissolution of the operations in Guam. The pre-tax income (loss) from discontinued operations for fiscal years 2011 and 2010 is the net result of the subleasing activity in Guam.

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

Property and equipment consist of the following (in thousands):

	August 31,
	2012	2011
Land	$89,878	$84,912
Building and improvements	198,967	192,245
Fixtures and equipment	103,263	89,239
Construction in progress	20,674	18,655
Total property and equipment, historical cost	412,782	385,051
Less: accumulated depreciation	(114,937)	(103,940)
Property and equipment, net	$297,845	$281,111

During fiscal year 2012, as a result of the merger of wholly owned subsidiaries under the common control of the Company and the correction of currency translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

During fiscal year 2011, as a result of corrections related to the translation of foreign currencies, the Company recorded during the fourth quarter of fiscal year 2011 a decrease in Property and equipment, net of approximately $7.2 million (see Note 1 - Company Overview and Basis of Presentation).

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2012	2011	2010
Depreciation and amortization expense	$23,739	$21,154	$15,260

During fiscal year 2011, as a result of corrections related to the translation of foreign currencies, the Company recorded during the fourth quarter of fiscal year 2011 approximately $2.3 million of additional depreciation expense.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of asset disposal activity for years ended 2012 and 2011(in thousands):

	Year ended August 31, 2012
Disposal Activity	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Disposal of assets no longer in use	4,700	4,250	—	138	(312)
	$4,700	$4,250	$—	$138	$(312)

	Year ended August 31, 2011
Disposal Activity	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Sale of property in Panama (1)	$8,717	$2,748	$(188)	$7,406	$1,249
Disposal of assets no longer in use	9,248	8,580	—	182	(486)
	$17,965	$11,328	$(188)	$7,588	$763

(1)    On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE exercised its option to purchase the property, and on March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million. Additionally, on March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. (an affiliate of Office Depot, Mexico) for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is a board member of Office Depot, Mexico.

For fiscal year 2010, the Company recorded disposals of assets related to point of sale equipment and the replacement and upgrades of fixtures within the warehouse clubs.

The Company capitalized during the twelve months of fiscal years 2012 and 2011 approximately $250,000 and $876,000, respectively of interest expense.  The total net interest capitalized and recorded within the consolidated balance sheets as of August 31, 2012 and 2011 was $4.7 million and $4.2 million, respectively.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – EARNINGS PER SHARE

The Company presents basic and diluted income per share using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share  for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards and restricted stock units authorized within the 1998, 2001 and 2002 Equity Participation Plans of the Company.  In addition, the Company determines the diluted income per share by including the basic weighted average of stock options outstanding in the calculation of diluted net income per share.

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Years Ended August 31,
	2012	2011	2010
Net income from continuing operations	$67,646	$61,836	$49,299
Less: Earnings and dividends allocated to unvested stockholders	(1,337)	(952)	(870)
Dividend distribution to common stockholders	(17,745)	(17,697)	(14,664)
Basic undistributed net earnings available to common stockholders from continuing operations	$48,564	$43,187	$33,765
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	17,745	17,697	14,664
Net earnings available to common stockholders from continuing operations	$66,309	$60,884	$48,429
Net earnings (loss) available to common stockholders from discontinued operations	$(25)	$(86)	$16
Basic weighted average shares outstanding	29,554	29,441	29,254
Add dilutive effect of stock options (two-class method)	12	9	25
Diluted average shares outstanding	29,566	29,450	29,279
Basic net income per share from continuing operations	$2.24	$2.07	$1.66
Diluted net income per share from continuing operations	$2.24	$2.07	$1.65
Basic net income (loss) per share from discontinued operations	$—	$—	$—
Diluted net income (loss) per share from discontinued operations	$—	$—	$—

	Years Ended August 31,
	2012	2011	2010
Net income attributable to PriceSmart:
Income from continuing operations	$67,646	$61,836	$49,299
Income (loss) from discontinued operations, net of tax	(25)	(86)	16
	$67,621	$61,750	$49,315

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 6 – STOCKHOLDERS’ EQUITY

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/25/12	$0.60	2/15/12	2/29/12	$0.30	8/15/12	8/31/12	$0.30
1/19/11	0.60	2/15/11	2/28/11	0.30	8/15/11	8/31/11	0.30
1/27/10	0.50	2/15/10	2/26/10	0.25	8/13/10	8/31/10	0.25

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Stockholder Contributions

No stockholder contributions were recorded for fiscal years 2012 and 2011.

In December 2009, Robert E. Price, the Company's Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart's non-management employees in memory of the Company's founder, Sol Price.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table summarizes the foreign currency translation differences of the assets and liabilities of the Company's foreign operations that are primarily translated to U.S. dollars when the functional currency in its foreign subsidiaries is not the U.S dollar, the recording of derivative instruments and hedging activities and the recording of service costs, actuarial gains/(losses) and interest cost related to defined benefit plans. These gains/(losses) are recorded as a component of other comprehensive income or loss:

	Years Ended August 31,
	2012	2011	2010
Other Comprehensive Income or Loss:
Unrealized expense on defined benefit plan, net of tax (1)	$199	$(273)	$—
Change in fair value of interest rate swaps, net of tax (2)	(398)	(172)	(112)
Foreign currency translation differences for merger of foreign operations (3)	(5,604)	—	—
Correction of foreign currency translations for prior years related to foreign operations affecting Property and equipment, net (3)	(3,277)	(4,851)	—
Foreign currency translation differences for foreign operations	(1,187)	(947)	670
Other Comprehensive Income or Loss, net of tax	$(10,267)	$(6,243)	$558

(1) See Note 7 - Retirement Plan
(2) See Note 13 - Derivative Instruments and Hedging Activities
(3) See Note 1 - Company Overview and Basis of Presentation

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the components of accumulated other comprehensive loss reported on the Company’s consolidated balance sheets:

	August 31,
	2012	2011
Accumulated Other Comprehensive Loss:
Change in fair value of interest rate and cross currency interest rate swaps, net of tax	$(1,146)	$(748)
Prior service cost accrual (including amortization) on defined benefit plan, net of tax	(74)	(273)
Foreign-currency translation adjustment	(31,962)	(21,894)
Balance at August 31, 2012 and 2011	$(33,182)	$(22,915)

Retained Earnings Not Available for Distribution

As of August 31, 2012 and 2011, retained earnings included retained earnings designated as legal reserves of various subsidiaries of approximately $5.5 million and $4.4 million, respectively, which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations.

NOTE 7 – RETIREMENT PLAN

Defined Contribution Plans

PriceSmart offers a defined contribution retirement and 401(k) plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. Effective January 1, 2011, the Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed.  Prior to January 1, 2011, the Company made nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation up to the IRS maximum allowed. Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.0 million, $821,000 and $566,000 during fiscal years 2012, 2011 and 2010, respectively. The Company has defined contribution plans for its employees in several countries and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $642,000, $497,000 and $409,000 during fiscal years 2012, 2011 and 2010, respectively.

Defined Benefit Plan

On January 21, 2011, PS Operations Ltd., a subsidiary of the Company in Trinidad, signed a collective labor agreement with the Oil Workers Trade Union on behalf of the hourly rated weekly paid and hourly rated bi-monthly paid employees who are members of the Union.  Management has determined that the agreement contains a Defined Benefit Plan within the contract for retirement pay.  The Company will not be funding the obligation.  As a result, the entire amount of the benefit obligation is presented as a long-term liability on the consolidated balance sheets.  The Company will make payments on any obligation that becomes due from available cash.  The following table summarizes the amount of the funding obligation and the line items at which it is recorded on the consolidated balance sheets and consolidated statements of income as of and for the fiscal years ended August 31, 2012 and 2011 (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	Years Ended August 31,
	2012	2011	2012	2011		2012	2011
Start of Period	$(471)	$—	$364	$—		$—	$—
Service cost	(140)	(90)	—	—		140	90
Interest cost	(31)	(13)	—	—		31	13
Prior service cost (including amortization)	—	(359)	(19)	355		14	9
Actuarial gains/(losses)	246	(9)	(246)	9		—	—
Totals	$(396)	$(471)	$99	$364	(1)	$185	$112

(1)
The Company has recorded a deferred tax asset amount of $25,000 and $91,000 as of August 31, 2012 and 2011, respectively, relating to the unrealized expense on deferred benefit plan. The Company also recorded accumulated other comprehensive loss, net of tax, for $74,000 and $273,000 as of August 31, 2012 and 2011, respectively.

	Years Ended August 31,
Valuation Assumptions Used in the Accounting of the Plan:	2012	2011
Discount rate	3.5%	5.0%
Future salary escalation	5.0%	4.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	11.0%	7.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5%	1.0%

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

The Company has adopted three stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors, that contain shares available to grant.  The 1998, 2001 and 2002 Equity Participation Plans of PriceSmart, Inc., as amended, authorize 2,350,000 shares of the Company’s common stock for issuance.  Options granted under these plans typically vest over five years and expire in six years.  These plans also allow restricted stock awards and restricted stock units which typically vest between five to ten years.  As of August 31, 2012, 2011 and 2010, an aggregate of 194,925, 553,345 and 577,668 shares, respectively, were available for future grants under these plans.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2012, 2011 and 2010 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Years Ended August 31,
	2012	2011	2010
Options granted to directors	$107	$55	$40
Restricted stock awards	4,834	3,780	3,670
Restricted stock units	528	202	68
Stock-based compensation expense	$5,469	$4,037	$3,778

The following table summarizes various concepts related to stock-based compensation as of and for the twelve-months ended August 31, 2012, 2011 and 2010:

	August 31,
	2012	2011	2010
Remaining unrecognized compensation cost (in thousands)	$25,543	$8,319	$8,598
Weighted average period of time over which this cost will be recognized (years)	7.8	3.2	3.0
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,438	$752	$(57)

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2012, 2011 and 2010 was as follows:

	Years Ended August 31,
	2012	2011	2010
Grants outstanding at beginning of period	436,611	558,821	618,250
Granted	399,041	95,700	151,930
Forfeited	(5,230)	(8,231)	(4,971)
Vested	(129,529)	(209,679)	(206,388)
Grants outstanding at end of period	700,893	436,611	558,821

The following table summarizes the fair value for restricted stock awards and units for twelve-months of fiscal years 2012, 2011 and 2010:

	Years Ended August 31,
Weighted Average Grant Date Fair Value	2012	2011	2010
Restricted stock awards and units granted	$67.26	$41.25	$23.36
Restricted stock awards and units vested	$23.46	$16.72	$16.58
Restricted stock awards and units forfeited	$29.30	$23.58	$18.69

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair market value of restricted stock awards and units vested during the years ended August 31, 2012, 2011 and 2010 was approximately $8.8 million, $8.3 million and $4.2 million, respectively.

At the vesting dates, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards.   During the twelve-months ended August 31, 2012, 2011 and 2010, the Company repurchased 46,373 shares, 69,146 and 70,679 shares, respectively, of common stock from employees for approximately $3.2 million, $2.7 million and $1.4 million, respectively, based on the stock repurchase price to cover the employees’ minimum statutory tax withholding requirements related to the vesting of restricted stock awards.  The Company expects to continue this practice going forward.

The Company has reissued treasury shares as part of its stock-based compensation programs.  During the twelve months ended August 31, 2012 the Company reissued 196,850 treasury shares.  No treasury shares were reissued during the twelve-month periods ended August 31, 2011 and 2010.

 As of August 31, 2012, 2011 and 2010, the Company had 36,000, 30,800 and 35,200 stock options outstanding under its stock plans, respectively.  Stock-based compensation for options represented 2.0%, 1.4% and 1.1% of the total stock-based compensation for fiscal years 2012, 2011 and 2010, respectively.  Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not deemed necessary.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (See Note 10 - Income Taxes for additional information).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2012 and  2011, the Company had recorded within other accrued expenses a total of $3.3 million and $2.8 million, respectively, for various non-income tax related tax contingencies.

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

See Note 16 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to four years are $94,000 and $197,000, approximately.

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

The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties.   To support additional development on the PPA property, certain additional improvements to the WRB were required, according to professionals retained by the Company. The Company obtained the necessary permits to perform these improvements and completed construction in early May 2012.  The Company has not recorded a liability for any of these matters as of August 31, 2012 or 2011.

(1)
Hacienda Santa Anita is a locally based business related to J.B. Enterprises (a Panamanian business entity). On September 29, 2008, the Company entered into a joint venture, known as Plaza Price Alajuela with J.B. Enterprises, to jointly own and operate a commercial retail center adjacent to the Alajuela warehouse club, with each owning a 50% interest in the joint venture.

NOTE 10 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2012	2011	2010
United States	$38,121	$24,259	$17,390
Foreign	64,593	65,097	54,850
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$102,714	$89,356	$72,240

Significant components of the income tax provision are as follows (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended August 31,
	2012	2011	2010
Current:
U.S.	$7,593	$4,905	$3,540
Foreign	26,325	21,170	15,054
Total	$33,918	$26,075	$18,594
Deferred:
U.S.	$1,853	$375	$2,973
Foreign	(1,031)	146	1,870
Valuation allowance charge (release)	313	872	(650)
Total	$1,135	$1,393	$4,193
Provision for income taxes	$35,053	$27,468	$22,787

As of August 31, 2012, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2012	2011	2010
Federal tax provision at statutory rates	35.0%	35.0%	34.0%
State taxes, net of federal benefit	0.3	0.8	0.5
Differences in foreign tax rates	(3.6)	(3.7)	(3.5)
Permanent items and other adjustments	2.1	(2.4)	1.4
Increase (decrease) in Foreign valuation allowance	0.3	1.0	(0.9)
Provision for income taxes	34.1%	30.7%	31.5%

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2012 and 2011 are shown below (in thousands):

	August 31,
	2012	2011	2010
Deferred tax assets:
U.S. net operating loss carryforward	$8,800	$8,953	$9,688
U.S. capital loss carryforward	—	—	4,318
U.S. timing differences and alternative minimum tax credits	202	295	1,787
Deferred compensation	1,835	683	921
Foreign tax credits	1,568	3,569	4,944
Foreign deferred taxes net operating losses	8,066	8,662	7,967
Foreign deferred taxes other timing differences	9,048	6,759	6,297
Total deferred tax assets	29,519	28,921	35,922
U.S. valuation allowance	(697)	(8)	(8,350)
Foreign valuation allowance	(8,368)	(7,661)	(7,296)
Net deferred tax assets	$20,454	$21,252	$20,276

As of August 31, 2012 and 2011, the Company had deferred tax liabilities of $2.3 million and $2.4 million, respectively, arising from timing differences in certain subsidiaries.

During fiscal year 2012, the Company incurred current tax expense of $34.0 million and recognized a net deferred tax expense of $1.1 million, resulting in a net tax expense of $35.1 million.  During fiscal year 2011, the Company incurred current tax expense of $26.1 million and recognized a net deferred tax expense of $1.4 million, resulting in a net tax expense of $27.5 million. The effective tax rate for fiscal year 2012 is 34.1%, as compared to the effective tax rate for fiscal year 2011 of 30.7%.  For fiscal year 2012, the increase in the effective rate versus the prior year was primarily attributable to the following factors: (i) During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company intends to make a single sales factor election for fiscal year 2012 and subsequent years. This election will significantly reduce the California apportionment factor and, therefore, California taxable income.  (ii) In fiscal year 2011, the Company recorded a $3.1 million decrease in tax expense due to an error identified in the Company's reconciliations of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns.

For fiscal year 2012, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business.  As noted above, during fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss. There were no reversals of previously recorded foreign valuation allowances during fiscal year 2011. In fiscal year 2012, a valuation allowance of $377,000 was reversed, because the net operating loss, for which the valuation allowance was recorded, was fully utilized in fiscal year 2012. The Company had net foreign deferred tax assets of $8.7 million and $7.8 million as of August 31, 2012 and 2011, respectively.

The Company has U.S. federal and state tax NOL's at August 31, 2012 of approximately $24.8 million and $8.1 million, respectively. The federal and state NOL's generally expire during periods ranging from 2015 through 2025, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carryforward tax loss was used to offset taxable income in the carryforward year.   In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating taxable income during the carryforward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

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

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested. As of August 31, 2012 and 2011, the undistributed earnings of these foreign subsidiaries are approximately $186.7 million and $144.7 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at beginning of fiscal year	$13,528	$13,615	$13,851
Additions based on tax positions related to the current year	575	1,130	429
Reductions for tax positions of prior years	—	—	(166)
Settlements	(591)	(643)	(21)
Expiration of the statute of limitations for the assessment of taxes	(2,300)	(574)	(478)
Balance at end of fiscal year	$11,212	$13,528	$13,615

As of August 31, 2012, the liability for income taxes associated with uncertain tax benefits was $11.2 million and can be reduced by $9.4 million of tax benefits associated with state income taxes and other timing adjustments which are recorded as deferred income taxes . The net amount of $1.8 million, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2013 is expected to result in a reduction to long-term income taxes payable totaling $860,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2012 and 2011, the Company had accrued $800,000 and $1.3 million, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1998, 2000 to 2005, 2009 to the present
California (U.S.) (state return)	2004 to 2005 and 2007 to the present
Florida(U.S.) (state return)	2002 to 2005, 2007 and 2009 to the present
Aruba	2012
Barbados	2006 to the present
Costa Rica	2009 to the present
Colombia	2010 to the present
Dominican Republic	2007 and 2009 to the present
El Salvador	2009 to the present
Guatemala	2008 to the present
Honduras	2007 to the present
Jamaica	2006 to the present
Mexico	2007 to the present
Nicaragua	2008 to the present
Panama	2009 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present

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

Cash amounts paid during fiscal year 2012, 2011 and 2010 for income taxes were $29.1 million, $22.4 million, and $19.3 million, respectively.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2012	$36,967	$—	$774	$36,193	N/A
August 31, 2011	$28,033	$2,259	$453	$25,321	9.5%

Long-term debt consists of the following (in thousands):

	August 31, 2012	August 31, 2011
Note due July 2017, 9.0% fixed rate(5)(12)	$—	$5,147
Note due January 2022, 8.0% current rate (5)(13)	8,297	—
Note due November 2017, (six-month LIBOR + 1.5%) 2.23% current Rate(3) (5) (6)	2,475	2,925
Note due September 2014, 5.5% fixed rate(1) (5) (6)	5,667	6,467
Note due August 2018, (1 year LIBOR + 2.75%) 3.79% current rate(3) (5)	5,400	6,300
Note due February 2016, 6.71% fixed rate(1) (5) (6)	6,175	7,125
Note due August 2014, 5.5% fixed rate(1) (5) (6)	7,000	8,000
Note due January 2015, 5.5% fixed rate (1) (5) (6)	4,450	5,050
Note due March 2015, (Variable interest, to be reviewed annually)10.25% current rate(2)(5)	2,986	4,311
Note due August 2015, (Yr-1 5.0% Fixed rate, Yrs 2-3 5.5% Fixed rate and Yrs 4-5 Prime rate + 2.5%) 5.5% current rate(1) (5)	4,000	4,500
Note due November 2015 (4)(5)(6)	8,391	8,000
Note due April 2016 (5)(6)(8)(9)	7,723	7,924
Note due April 2016 (5)(6)(8)(10)	2,077	2,000
Note due April 2016 (5)(6)(8)(10)	6,230	—
Note due February 2017 (5)(6)(8)(11)	7,788	—
Note due September 2011, ($475,000 three year, zero interest, discounted loan) (7)	—	473
Total long-term debt	78,659	68,222
Less: current portion	7,237	7,771
Long-term debt, net of current portion	$71,422	$60,451

(1)	Loan contains a balloon payment for net principal due at the end of the loan term.

(2)
As collateral for this loan, the Company’s Honduras subsidiary entered into an agreement with Banco Del Pais to open and maintain a certificate of deposit with an initial interest rate of 3.88%.  The certificate of deposit is for $4.9 million as of August 31, 2012.  The certificate of deposit is automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance on the loan.

(3)
The Company has entered into an interest rate swap agreement to eliminate the changes (variability) of the interest payments on these loans.  (See Note 13 – Derivative Instruments and Hedging Activities)

(4)
On November 1, 2010, the Company’s Colombia subsidiary entered into a loan agreement with Citibank, N.A. in New York.  The agreement establishes a credit facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate is set at the 6 month LIBOR rate plus 2.4%.  The loan term is five years with interest only payments and a balloon payment at maturity.  The credit facility is renewable for an additional five-year period at PriceSmart Colombia's option.  As collateral for this credit facility, the Company entered into an agreement with Citibank, N.A. to open and maintain a certificate of deposit equal to the amount outstanding on the loan with an initial interest rate of 6

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

month LIBOR plus 1.66%. The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on November 17, 2011 with the Bank of Nova Scotia (“Scotia Bank”).  Under the cross-currency interest rate swap agreement, the Company will receive variable interest in U.S. dollars based on the 6-month LIBOR rate plus 2.4% (Interest rate is 3.12% as of August 31, 2012) on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 5.85% on a notional of COP 15,360,000,000 (US$8.4 million as of August 31, 2012) for a term of approximately two years. (See Note 13 – Derivative Instruments and Hedging Activities)

(5)
The carrying amount of the non-cash assets assigned as collateral for long-term debt was $59.6 million and $70.9 million as of August 31, 2012 and August 31, 2011, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $35.0 million and $22.2 million as of August 31, 2012 and August 31, 2011, respectively.

(6)
As of August 31, 2012 and August 31, 2011, the Company had approximately $58.0 million and $47.5 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2012 and August 31, 2011, the Company was in compliance with respect to these covenants.

(7)
As of August 31, 2011, approximately $473,000 of the Company’s long-term debt, current portion was collateralized by shares that the Company owns in the joint venture, Newco2.  (See Note 16 – Unconsolidated Affiliates.)  On September 29, 2011, the Company exercised its option to cancel its participation in this joint venture, and the Company was released from the long-term debt.

(8)
On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result, the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  An additional tranche of $8.0 million was funded on February 21, 2012, and the Company secured this portion of the loan with an $8.0 million secured time deposit.

(9)
The Company’s Colombia subsidiary entered into a cross-currency interest rate swap agreement on May 5, 2011 with the Bank of Nova Scotia (“Scotia Bank”).  Under the cross-currency interest rate swap agreement, the Company will receive variable interest in U.S. dollars based on the three-month LIBOR rate plus 0.7% (Interest rate is 1.16% as of August 31, 2012) on a notional amount of US$8.0 million and pay fixed Colombian peso (“COP”) interest of 6.09% on a notional of COP 14,136,000,000 (US$7.7 million as of August 31, 2012) for a term of approximately five years.  The first LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the first day of January, April, July, and October, beginning on July 5, 2011. The quarterly interest due to or due from Scotia Bank on the derivative instrument will be settled on a net basis. That is, if the floating leg is greater than the fixed leg on the swap, then the Company will receive a single, net amount from Scotia Bank.  Conversely, if the fixed leg is greater than the floating leg, the Company will pay a single net amount to Scotia Bank. (See Note 13 – Derivative Instruments and Hedging Activities)

(10)
The Company’s Colombia subsidiary has subsequently entered into cross-currency interest rate swap agreements dated October 21, 2011 with the Bank of Nova Scotia with respect to notional amounts of US$2.0 million and US$6.0 million, respectively. On the first of these additional swaps, the Company will receive variable US$ interest based on the three-month LIBOR rate plus 0.7% (Interest rate is 1.14% as of August 31, 2012) on a notional of US$2.0 million and pay fixed COP interest of 5.30% on a notional of COP 3,801,600,000 (US$2.1 million as of August 31, 2012) for a term of approximately five years.  On the second of these swaps, the Company will receive variable US$ interest based on the three-month LIBOR rate plus 0.7% (Interest rate is 1.16% as of August 31, 2012) on a notional of US$6.0 million and pay fixed COP interest of 5.45% on a notional of COP 11,404,800,000 (US$6.2 million as of August 31, 2012) for a term of approximately five years. (See Note 13 – Derivative Instruments and Hedging Activities)

(11)
The Company’s Colombia subsidiary entered into cross-currency interest rate swap agreements dated February 21, 2012 with the Bank of Nova Scotia with respect to notional amounts of US$8.0 million. The Company will receive variable U.S dollar interest based on the three-month LIBOR rate plus 0.6% (Interest rate is 1.03% as of August 31, 2012) on a notional of US$8.0 million and pay fixed COP interest of 6.02% on a notional of COP 14,256,000,000 (US$7.8 million

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of August 31, 2012) for a term of approximately five years. (See Note 13 – Derivative Instruments and Hedging Activities)

(12)	On January 13, 2012 the Company's Guatemala subsidiary paid off its local currency loan to Banco Industrial, S.A., for approximately $5.2 million.

(13)
On December 22, 2011, the Company’s Guatemala subsidiary entered into a loan agreement based in Quetzales with Banco Industrial, S.A. for the equivalent amount of $8.9 million to be paid over ten years.  The loan has a variable interest rate, which will be fixed for the first three years to an interest rate of 8% per year.  Thereafter, the interest rate will be negotiable according to market conditions.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2013	$7,237
2014	20,628
2015	14,172
2016	21,586
2017	10,019
Thereafter	5,017
Total	$78,659

NOTE 12 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between August 31, 2012 and July 5, 2031.

As of August 31, 2012, the Company’s warehouse clubs occupied a total of approximately 1,932,612 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	May 5, 2006	4,800	May 31, 2013	1 year
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2014	none
San Diego, CA	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Cali, Colombia	Temporary Offices	March 1, 2012	2,490	October 31, 2012	3 months
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Costa Rica	Storage and Distribution Facility	March 1, 2012	27,201	February 28, 2013	none

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2012, 2011 and 2010 (in thousands):

	Years ended August 31,
	2012	2011	2010
Minimum rental payments	$7,251	$6,883	$6,855
Deferred rent accruals	193	724	438
Total straight line rent expense	7,444	7,607	7,293
Contingent rental payments	2,623	2,070	1,561
Common area maintenance expense	865	792	920
Rental expense	$10,932	$10,469	$9,774

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended August 31,	Open Locations(1)
2013	$7,194
2014	7,125
2015	7,105
2016	6,297
2017	6,853
Thereafter	36,798
Total	$71,372

(1)
Operating lease obligations have been reduced by approximately $965,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2012, 2011 and 2010 (in thousands):

	Years ended August 31,
	2012	2011	2010
Minimum rental receipts	$2,629	$2,676	$2,413
Deferred rent accruals	(69)	104	184
Total straight line rent income	2,560	2,780	2,597
Contingent rental receipts	111	99	76
Common maintenance area income	109	60	51
Rental income	$2,780	$2,939	$2,724

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2012 (in thousands):

Years ended August 31,	Amount
2013	$2,297
2014	2,051
2015	1,810
2016	1,526
2017	843
Thereafter	4,407
Total	$12,934

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross-currency interest rate swap that converts its foreign currency denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of August 31, 2012, all of the Company’s interest rate swap and cross-currency interest rate swaps derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes these agreements:

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.3%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

For the twelve-month periods ended August 31, 2012, 2011, and 2010 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the year ended August 31, 2012	$767	$1,356	$2,123
Interest expense for the year ended August 31, 2011	$407	$450	$857
Interest expense for the year ended August 31, 2010	$446	$293	$739

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

	Notional Amount as of August 31,
Floating Rate Payer (Swap Counterparty)	2012	2011
RBTT	$5,400	$6,300
Scotiabank	$32,000	$8,000
Citibank N.A.	$2,475	$2,925
Total	$39,875	$17,225

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

The following table summarizes the fair value of derivative instruments (in thousands):

	Liability Derivatives as of August 31,
	2012		2011
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$—	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(216)	Other long-term liabilities	$(544)
Cross currency interest rate swap(2)	Other long-term liabilities	(983)	Other long-term liabilities	(340)
Total derivatives designated as hedging instruments(3)		$(1,199)		$(884)

(1)
The effective portion of the interest rate swaps was recorded as a loss to accumulated other comprehensive loss for $162,000 and $408,000, net of tax, as of August 31, 2012 and 2011, respectively.  The Company has recorded a deferred tax asset of $54,000 and $136,000 as of August 31, 2012 and 2011, respectively.

(2)
The effective portion of the cross currency interest rate swap was recorded as a loss to accumulated other comprehensive loss for $983,000 and $340,000 as of August 31, 2012 and 2011, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes these agreements as of August 31, 2012:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	June 5, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	500,000	October 18, 2012	June 5, 2012 - October 18, 2012
Colombia	June 14, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	500,000	November 15, 2012	June 14, 2012 - November 15, 2012
Colombia	July 18, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	500,000	November 30, 2012	July 18, 2012 - November 30, 2012
Colombia	August 22, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	1,000,000	September 21, 2012	August 22, 2012 - September 21, 2012
Colombia	August 30, 2012	Bank of Nova Scotia	Forward foreign exchange contracts	1,000,000	October 5, 2012	August 30, 2012 - October 5, 2012

The amount of these forward foreign exchange contracts fair value and transaction gains or losses recognized in interest income and other were nominal for the year ended August 31, 2012.  The Company did not have any forward foreign exchange contracts for the year ended August 31, 2011 and 2010.

NOTE 14 – ACQUISITION OF NONCONTROLLING INTEREST

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

The Company did not acquire any noncontrolling interests during fiscal year 2012 or 2011.

NOTE 15 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. The Company incurred expenses of approximately $31,000, $30,000 and $39,000 for the years ended August 31, 2012, 2011 and 2010, respectively, for these services.

Relationship with Robert Price: In December 2009, Robert E. Price, the Company’s Chairman of the Board, contributed approximately $396,000 in capital to the Company to fund a special holiday bonus to PriceSmart’s non-management employees in memory of the Company’s founder, Sol Price.  For the years ended August 31, 2011 and 2012, no contributions were made by Robert Price.

 Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchase discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $37,000, $30,000 and $22,000 in other income from the sale of packaging materials for the years ended August 2012, 2011 and 2010, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company's Costa Rica warehouse clubs. The Company incurred approximately $12,000, $10,000 and $9,000 for freight for the years ended August 2012 , 2011 and 2010.

Relationships with Edgar Zurcher: Edgar Zurcher was a director of the Company from November 2000 until February 2008.   Mr. Zurcher resigned from the Company’s board of directors on February 8, 2008.  On October 6, 2009, the Company’s Board of Directors resolved to elect Mr. Zurcher to the Board effective October 15, 2009 to fill the vacancy following the resignation of a member of the Board.  The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the years ended August 31, 2012, 2011 and 2010.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $26,000, $63,000 and $64,000 in legal expenses with this firm for the years ended August 31, 2012, 2011 and 2010, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.4 million, $1.3 million, and $1.2 million in rental income for this space during the years ended August 31, 2012, 2011 and 2010, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $367,000, $313,000 and $271,000 for products purchased from this entity during the years ended August 31, 2012, 2011 and 2010, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.4 million, $1.7 million and $2.0 million for the years ended August 31, 2012, 2011 and 2010, respectively.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta is a member of the Board of Directors of Office Depot Mexico, which operates Office Depot Panama, which rents retail space from the Company. The Company has recorded approximately $252,000, $246,000 and $242,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2012, 2011, and 2010, respectively. Additionally, the Company sold to OD Panama, S.A. approximately 28,000 square feet of undeveloped land, located adjacent to the Panama, Via Brasil PriceSmart location, for approximately $2.1 million during the fiscal year ended August 31, 2011. Also, on July 15, 2011 (fiscal year 2011), the Company's joint venture Golf Park Plaza, S.A. ("GPP") and Office Depot Panama entered into a 30 year operating lease, with an option to buy, of approximately 26,000 square feet of land owned by GPP. As part of this transaction, Office Depot Panama: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) will pay a second deposit of approximately $436,000 at the time their building is completed and their store is opened to the public; (iii) will pay monthly rent per the lease clause of the agreement of $1,000 per month starting 365 days from execution of the contract and (iv) will pay an additional $109,000, less any rental payments previously applied per the lease clause, when Office Depot exercises its option to purchase the land. Office Depot Panama anticipates opening their store during December 2012.

    Relationships with Price Charities: During the years ended August 31, 2012, 2011 and 2010, the Company sold approximately $98,000, $86,000 and $107,000, respectively, of supplies to Price Charities, a charitable non-profit public benefit corporation.  Robert E. Price, the Company’s Chairman of the Board, is also Chairman of the Board and President of Price Charities.  Additionally, Sherry S. Bahrambeygui, a director since November 2011, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Family Charitable Fund. The Company also participates with Price Charities in a charitable program known as “Aprender y Crecer” ("Learn and Grow”), by allowing PriceSmart members to donate money in the warehouse clubs to that program.  The Company collaborates with Price Charities and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received was approximately $16,000 and $13,000 as of August 31, 2012 and 2011, respectively.

Relationships with Mitchell G. Lynn: Mitchell G. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, owner and General Partner of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products for international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $285,000, $280,000 and $273,000 for products purchased from this entity during the twelve-months ended August 31, 2012, 2011 and 2010, respectively. Mr. Lynn is also a founder and continuing Manager of Early Learning Resources, LLC, dba ECR4Kids (ECR) which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $1,000, $3,300 and $1,000 for products purchased from this entity during the twelve-months ended August 31, 2012, 2011 and 2010, respectively.

Relationships with Price Plaza Alajuela PPA, S.A.: The Company earned income of approximately $3,000 for advisory and construction service fees during the years ended August 31, 2010 from Price Plaza Alajuela, S.A. (see Note 16 - Unconsolidated Affiliates).  The Company did not record any such income during the years ended August 31, 2011 and 2012.  On October 7, 2010, the Company completed an adjustment to the property boundaries between property owned by the Company at its Alajuela, Costa Rica warehouse club and property owned by Price Plaza Alajuela.  The purpose of the adjustment to these boundaries is to adjust

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the land boundaries so that the land parcels owned by each entity can be utilized in the most economical means.  The net effect of the realignment was that the Company purchased an additional 2,099 square feet of land for approximately $38,000.

Relationships with GolfPark Plaza, S.A.: During fiscal year 2010, the Company earned income of approximately $23,000 for advisory and construction service fees from GolfPark Plaza, S.A. (see Note 16 - Unconsolidated Affiliates).  The Company did not record any such income during fiscal year 2011 and 2012.

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated parties.

NOTE 16 – UNCONSOLIDATED AFFILIATES

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of August 31, 2012 (in thousands):

Entity	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	4,616	483	(63)	5,036	2,018	7,054
Price Plaza Alajuela, S.A.	2,193	376	(46)	2,523	1,645	4,168
Total	6,809	859	(109)	7,559	3,663	11,222

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2012	August 31, 2011
Current assets	$943	$1,294
Noncurrent assets	6,056	6,662
Current liabilities	1,052	1,003
Noncurrent liabilities	—	—

	Years Ended August 31,
	2012	2011	2010
Net loss	$(30)	$(104)	$(44)

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2012
Revenue from external customers	$15,320	$1,341,688	$693,737	$—	$2,050,745
Intersegment revenues	766,462	40	4,726	(771,228)	—
Depreciation and amortization(2)	1,782	11,655	10,302	—	23,739
Operating income	30,750	57,657	19,519	—	107,926
Interest income from external sources	220	611	77	—	908
Interest income from intersegment sources	2,430	386	536	(3,352)	—
Interest expense from external sources	25	4,148	1,110	—	5,283
Interest expense from intersegment sources	62	464	2,826	(3,352)	—
Provision for income taxes	10,720	18,226	6,107	—	35,053
Net income attributable to PriceSmart	20,220	33,264	14,137	—	67,621
Long-lived assets (other than deferred tax assets)	17,781	249,925	116,557	—	384,263
Goodwill	—	31,760	5,126	—	36,886
Investment in unconsolidated affiliates	—	7,559	—	—	7,559
Identifiable assets	87,467	441,857	206,388	—	735,712
Capital expenditures, net	1,972	42,116	8,617	—	52,705
	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2011
Revenue from external customers	$8,892	$1,081,830	$623,525	$—	$1,714,247
Intersegment revenues	638,684	—	4,875	(643,559)	—
Depreciation and amortization (3)	1,171	11,683	8,300	—	21,154
Operating income	25,251	48,796	14,509	—	88,556
Interest income from external sources	117	624	111	—	852
Interest income from intersegment sources	2,946	1,076	290	(4,312)	—
Interest expense from external sources	77	2,648	1,191	—	3,916
Interest expense from intersegment sources	—	1,164	3,148	(4,312)	—
Provision for income taxes (4)	5,357	18,539	3,572	—	27,468
Net income attributable to PriceSmart	22,753	30,471	8,526	—	61,750
Long-lived assets (other than deferred tax assets)	38,601	192,594	123,356	—	354,551
Goodwill	—	32,152	5,209	—	37,361
Investment in unconsolidated affiliates	—	8,063	—	—	8,063
Identifiable assets	63,154	388,325	212,849	—	664,328
Capital expenditures, net	4,979	28,940	13,114	—	47,033

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2010
Revenue from external customers	$4,199	$856,994	$534,698	$—	$1,395,891
Intersegment revenues	487,042	—	3,923	(490,965)	—
Depreciation and amortization	953	8,341	5,966	—	15,260
Operating income	16,443	41,885	15,032	—	73,360
Interest income from external sources	135	306	112	—	553
Interest income from intersegment sources	3,378	1,057	417	(4,852)	—
Interest expense from external sources	28	2,288	407	—	2,723
Interest expense from intersegment sources	120	1,900	2,832	(4,852)	—
Provision for income taxes	6,742	11,466	4,579	—	22,787
Net income attributable to PriceSmart	12,882	27,294	9,139	—	49,315
Long-lived assets (other than deferred tax assets)	27,484	173,968	119,635	—	321,087
Goodwill	—	32,247	5,224	—	37,471
Investment in unconsolidated affiliates	—	8,091	—	—	8,091
Identifiable assets	65,635	305,429	201,501	—	572,565
Capital expenditures, net	4,283	15,400	30,524	—	50,207

(1) The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.
(2) Includes a $1.1 million error that increased expenses in the Caribbean operations and a $313,000 error that increased expenses in the Latin America operations both of which were related to prior periods. See Note 1- Company Overview and Basis of Presentation.
(3) Includes a $2.0 million and $235,000 error that increased expense in the Latin America and Caribbean operations, respectively, related to prior periods.  See Note 1 - Company Overview and Basis of Presentation.
(4) Includes a $3.2 million error that decreased expense in the United States operations related to prior periods.  See Note 1 - Company Overview and Basis of Presentation.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2012 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Loan agreement

On August 30, 2012 the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Eight Million Barbados Dollars), approximately USD $4.0 million.  The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of the Company's Barbados subsidiary. On October 3, 2012, the Company drew down the BDS$8.0 million loan.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward foreign exchange contracts entered into after August 31, 2012

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $7.5 million with settlement dates from October 2012 through December 2012.

Increase of equity participation in joint venture agreements

On September 26, 2012 the Company increased its equity participation in its 50% interest in the entity, Price Plaza Alajuela, S.A., contributing an additional $300,000. The contribution was a portion of the Company's additional future contributions disclosed within Note 16 - Unconsolidated Affiliates.

     On October 26, 2012 the Company increased its equity participation in its 50% interest in the entity, Golf Park Plaza, S.A., contributing an additional $250,000. The contribution was a portion of the Company's additional future contributions disclosed within Note 16 - Unconsolidated Affiliates.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2012 and 2011 is as follows (in thousands, except per share data):

Fiscal Year 2012	Three Months Ended,				Year Ended,
	Nov 30, 2011	Feb 29, 2012	May 31, 2012	Aug 31, 2012	Aug 31, 2012
Total net warehouse club and export sales	$470,578	$541,275	$497,666	$505,847	$2,015,366
Total cost of goods sold	402,642	462,605	424,134	429,399	1,718,780
Net income attributable to PriceSmart from continuing operations	13,996	20,217	15,708	17,725	67,646
Discontinued operations, net of tax	(7)	3	(2)	(19)	(25)
Net income attributable to PriceSmart	13,989	20,220	15,706	17,706	67,621
Basic net income per share	$0.47	$0.67	$0.52	$0.58	$2.24
Diluted net income per share	$0.47	$0.67	$0.52	$0.58	$2.24

Fiscal Year 2011	Three Months Ended,				Year Ended,
	Nov 30, 2010	Feb 28, 2011	May 31, 2011	Aug 31, 2011	Aug 31, 2011
Total net warehouse club and export sales	$378,740	$442,135	$423,527	$439,676	$1,684,078
Total cost of goods sold	319,535	376,785	360,868	375,840	1,433,028
Net income attributable to PriceSmart from continuing operations	14,846	18,010	16,365	12,615	61,836
Discontinued operations, net of tax	7	(93)	(75)	75	(86)
Net income attributable to PriceSmart	14,853	17,917	16,290	12,690	61,750
Basic net income per share	$0.50	$0.60	$0.55	$0.42	$2.07
Diluted net income per share	$0.50	$0.60	$0.55	$0.42	$2.07

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 19, 2012, there were approximately 30,078 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2012 FISCAL QUARTERS
First Quarter	9/1/2011	11/30/2011	$77.71	$57.80
Second Quarter	12/1/2011	2/29/2012	72.80	59.08
Third Quarter	3/1/2012	5/31/2012	83.38	63.49
Fourth Quarter	6/1/2012	8/31/2012	74.71	62.00

2011 FISCAL QUARTERS
First Quarter	9/1/2010	11/30/2010	$33.28	$25.81
Second Quarter	12/1/2010	2/28/2011	40.40	33.57
Third Quarter	3/1/2011	5/31/2011	47.76	32.31
Fourth Quarter	6/1/2011	8/31/2011	63.81	43.10

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2012.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/25/2012	$0.60	2/15/2012	2/29/2012	$0.30	8/15/2012	8/31/2012	$0.30
1/19/2011	0.60	2/15/2011	2/28/2011	0.30	8/15/2011	8/31/2011	0.30
1/27/2010	0.50	2/15/2010	2/26/2010	0.25	8/13/2010	8/31/2010	0.25

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the fourth quarter of fiscal year 2012, the Company repurchased a total of 2,045 shares in the indicated months. These were the only repurchases of equity securities made by the Company during the fourth quarter of fiscal year 2012. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
June	—	—	—	N/A
July	2,045	$68.89	—	N/A
August	—	—	—	N/A
Total	2,045	$68.89	—	N/A

DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	70
Sherry S. Bahrambeygui	Director	48
Gonzalo Barrutieta	Director	46
Katherine L. Hensley	Director	75
Leon C. Janks	Director	63
Lawrence B. Krause	Director	82
Jose Luis Laparte	Director, Chief Executive Officer and President	46
Mitch Lynn	Director	63
Edgar Zurcher	Director	61

Information Regarding Directors, and Director Nominees:

Robert E. Price has been Chairman of the Board of the Company since July 1994 and served as Chief Executive Officer of the Company from April 2006 until July 2010. Mr. Price served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Price/Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000. Mr. Price's significant experience as an executive and director of warehouse club merchandising businesses, as well as his extensive knowledge of the Company's business, history and culture, contribute to the Board's conclusion that he should serve as a director of the Company.

Sherry S. Bahrambeygui has been a director of the Company since November 2011. Ms. Bahrambeygui joined The Price Group, LLC in September 2006 and has served as a Managing Member of The Price Group, LLC since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Family Charitable Fund, and she is also the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and is a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has been practicing law with an emphasis in employment and business litigation since 1993 and provided consultation and legal representation to the Company from time-to-time between 2001 and 2008. Ms. Bahrambeygui's thorough understanding of the business and operations of the Company, as well as having effectively assisted the Company on certain legal and business matters, contribute to the Board's conclusion that she should serve as a director of the Company.

Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, including as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005, Mr. Barrutieta was a director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante) and served as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a director of Hoteles Presidente since 2004, of Office Depot Mexico since 2005, of Radio Shack Mexico from 2005 until 2012, and has served as President and director of Operadora IPC de Mexico since 2007. Mr. Barrutieta's experience as an executive and director of international merchandising businesses, as well as his general knowledge and understanding of the markets in Central America, contribute to the Board's conclusion that he should serve as a director of the Company.
.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O'Melveny & Myers in Los Angeles, California. Ms. Hensley joined O'Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940. Ms. Hensley's extensive background in the legal field, including her experience in executive compensation and corporate matters, as well as her many years of service to the Company as a member of the Board as well as its Audit, Finance, Compensation, Nominating and Governance Committees, contribute to the Board's conclusion that she should serve as a director of the Company.

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses. Mr. Janks is also a certified public accountant. Mr. Janks' experience, as well as his significant accounting, financial and tax expertise and his many years of service to the Company as a member of the Board as well as its Audit, Finance, Compensation and Executive Committees, contribute to the Board's conclusion that he should serve as a director of the Company.

Lawrence B. Krause has been a director of the Company since July 1997. Mr. Krause has been a Professor and the Director of the Korea-Pacific Program at the Graduate School of International Relations and Pacific Studies at the University of California, San Diego since 1986. He became a Professor Emeritus in 1997. Mr. Krause also serves on advisory boards for a number of institutions including the Korea Economic Institute, the Committee on Asian Economic Studies and the U.S. National Committee for Pacific Economic Cooperation. Mr. Krause will not stand for re-election at the Annual Stockholder meeting in January 2013.

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010. Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam's International, where he directed and managed the company's operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam's Club format in Mexico. Mr. Laparte's background and experience as an executive overseeing numerous operational aspects of the international merchandising business, including sales, product development, merchandising, marketing, finance and information technology, contribute to the Board's conclusion that he should serve as a director of the Company.

Mitchell G. Lynn has been a director of the Company since November, 2011. Mr. Lynn served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Costco, Inc., and from 1993 until 1994 he served as an executive officer, director and member of the Executive Committee of Price/Costco. Mr. Lynn was also a member of The Price Group, LLC from 2005 to 2008. Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a 45-store warehouse-style grocery retailer that targets the Hispanic market in the Southwestern United States. Mr. Lynn is also the founder, owner and General Partner of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products for international wholesale distribution, primarily through warehouse clubs. Mr. Lynn is also a founder and continuing Manager of Early Learning Resources, LLC, dba ECR4Kids (ECR) which designs, manufactures and sells educational/children's products to wholesale dealers. Additionally, Mr. Lynn served as a director of United PanAm Financial Corp. from 2001 until its sale in 2011. Mr. Lynn is a certified public accountant and a licensed real estate broker in California. Mr. Lynn's extensive prior experience in both the warehouse club business and general retailing and his significant knowledge relating to accounting and financial matters, contribute to the Board's conclusion that he should serve as a director of the Company.

Edgar Zurcher has been a director of the Company since October 15, 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses as counsel for certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”). PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta and Roma S.A. dba Roma Prince S.A., from which the Company purchases products to sell to its members at its warehouse clubs, and is a director of Promerica Financial Corporation, S.A. from which the Company received rental income and credit card fees in fiscal years 2008 and 2007. Mr. Zurcher's background in legal matters and his significant experience in Central America business and legal affairs contribute to the Board's conclusion that he should serve as a director of the Company.

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President	46
John M. Heffner	Executive Vice President and Chief Financial Officer	58
Robert M. Gans	Executive Vice President, Secretary and General Counsel	63
William J. Naylon	Executive Vice President and Chief Operating Officer	50
Thomas D. Martin	Executive Vice President – Chief Merchandising Officer	56
Brud E. Drachman	Executive Vice President – Construction Management	57
John D. Hildebrandt	Executive Vice President – Operations	54

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010. Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam's International, where he directed and managed the company's operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam's Club format in Mexico.

John M. Heffner has been Executive Vice President and Chief Financial Officer of the Company since January 2004, after having served as a consultant to the Company on financial matters from September 2003 through December 2003. From February 2000 until August 2003, Mr. Heffner was Vice President of Finance and Chief Financial Officer of Kyocera Wireless Corp. Mr. Heffner's previous professional experience was with Digital Equipment Corporation, where he held a variety of financial management roles over a 20-year period, and with QUALCOMM Incorporated, where he was a Vice President of Finance from July 1998 until February 2000.

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

William J. Naylon has been Executive Vice President and Chief Operating Officer of the Company since January 2002. Mr. Naylon served as Executive Vice President-Merchandising of the Company from July 2001 until January 2002 and as Senior Vice President of the Company from March 1998 until July 2001. From September 1995 through February 1998, Mr. Naylon was Managing Director for the Company's licensee warehouse club operation in Indonesia. Prior to joining the Company, Mr. Naylon was a General Manager for Price/Costco and served in various management roles for TPC.

Thomas D. Martin has been Executive Vice President and Chief Merchandising Officer since November 2011. He served as Executive Vice President-Merchandising of the Company from October 1998 until November 2011 and as Senior Vice President of the Company from August 1997 to September 1998. Mr. Martin previously served as Vice President of PEI from August 1994 until July 1997, directing merchandising strategies and product sourcing for its international merchandising business, in addition to managing its trading company activities. Prior to joining PEI as Vice President in August 1994, Mr. Martin served as Vice President of Price/Costco from October 1993 to December 1994 and served in various management roles for TPC.

Brud E. Drachman has been Executive Vice President-Construction Management of the Company since November 2005, served as Executive Vice President-Real Estate and Construction of the Company from February 2005 through October 2005 and as Executive Vice President-Construction and Private Label Merchandising from November 2004 until January 2005. Mr. Drachman served as Executive Vice President- Real Estate and Construction of the Company from November 2002 until October 2004 and served as Senior Vice President-Real Estate and Construction of the Company from August 1998 to October 2002. Mr. Drachman previously served as Vice President-Real Estate and Construction at PEI from August 1994 to August 1997. Prior to joining PEI in 1994, Mr. Drachman served as Project Manager at TPC beginning in 1987.

John D. Hildebrandt has been Executive Vice President-Operations of the Company since February 2010. Mr. Hildebrandt served as Executive Vice President-Central America and Trinidad Operations from March 2009 through January 2010, as Executive Vice President-Central America Operations from August 2003 until February 2009, as Executive Vice President-Caribbean and Asia Operations from July 2001 until July 2003 and as Senior Vice President of the Company from September 2000 until July 2001. Mr. Hildebrandt previously served as Vice President of the Company from September 1998 until August 2000, overseeing operations in Central America. Mr. Hildebrandt served as the Company's Country Manager in the Philippines and Panama from August 1997 until August 1998, and as PEI's Country Manager in the Philippines and Panama from 1996 until the Company was spun off from PEI in August 1997. Prior to joining PEI as Country Manager in 1996, Mr. Hildebrandt was a Senior Operations Manager of Price/Costco from 1994 through 1996, and served in various management roles for TPC beginning in 1979.

ADDITIONAL INFORMATION

Corporate Offices
9740 Scranton Road
San Diego, CA 92121
(858) 404-8800

Stock Exchange Listing
NASDAQ Global Select Market
Stock Symbol: PSMT

Annual Meeting
Tuesday, January 22, 2013 at 10:00 AM
PriceSmart, Inc. Corporate Headquarters
9740 Scranton Road
San Diego, CA 92121

Transfer Agent
Computershare Shareowner Services LLC
480 Washington Blvd.
Jersey City, NJ 07310
Telephone: (888) 867-6003
TDD for Hearing Impaired: (800) 952-9245
Outside U.S.: (201) 680-6578

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