Form 10-Q
period 2012-11-30
PRICESMART INC
filed 2013-01-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
 The registrant had 30,216,819 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2012.

PRICESMART, INC.

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2012 and the consolidated balance sheet as of August 31, 2012, the unaudited consolidated statements of income for the three months ended November 30, 2012 and 2011, the unaudited consolidated statement of comprehensive income for the three months ended November 30, 2012 and 2011, the unaudited consolidated statements of equity for the three months ended November 30, 2012 and 2011, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2012 and 2011, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2012	August 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,350	$91,248
Short-term restricted cash	1,220	1,241
Receivables, net of allowance for doubtful accounts of $1 as of November 30 and August 31, 2012, respectively	6,085	5,786
Merchandise inventories	239,978	201,043
Deferred tax assets – current	5,941	5,619
Prepaid expenses and other current assets	34,628	29,955
Total current assets	372,202	334,892
Long-term restricted cash	36,520	36,505
Property and equipment, net	307,346	299,567
Goodwill	36,821	36,886
Deferred tax assets – long term	13,515	14,835
Other non-current assets	5,395	5,468
Investment in unconsolidated affiliates	8,105	7,559
Total Assets	$779,904	$735,712
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$200,829	$173,197
Accrued salaries and benefits	12,641	14,729
Deferred membership income	15,002	13,747
Income taxes payable	6,690	8,193
Other accrued expenses	13,834	17,516
Dividends payable	18,129	—
Long-term debt, current portion	7,798	7,237
Deferred tax liability – current	173	122
Total current liabilities	275,096	234,741
Deferred tax liability – long-term	2,351	2,191
Long-term portion of deferred rent	4,368	4,336
Long-term income taxes payable, net of current portion	2,108	2,512
Long-term debt, net of current portion	73,165	71,422
Other long-term liabilities (includes $1.4 million and $1.2 million for the fair value of derivative instruments and $419 and $396 for the defined benefit plans as of November 30 and August 31, 2012, respectively)	1,803	1,596
Total liabilities	358,891	316,798
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,861,245 and 30,855,651 shares issued and 30,215,819 and 30,210,255 shares outstanding (net of treasury shares) as of November 30 and August 31, 2012, respectively.	3	3
Additional paid-in capital	385,977	384,154
Tax benefit from stock-based compensation	6,680	6,680
Accumulated other comprehensive loss	(34,782)	(33,182)
Retained earnings	79,615	77,739
Less: treasury stock at cost; 645,426 as of November 30 and August 31, 2012, respectively.	(16,480)	(16,480)
Total equity	421,013	418,914
Total Liabilities and Equity	$779,904	$735,712
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2012	2011
Revenues:
Net warehouse club sales	$523,599	$468,192
Export sales	3,073	2,249
Membership income	7,673	6,331
Other income	941	679
Total revenues	535,286	477,451
Operating expenses:
Cost of goods sold:
Net warehouse club	444,944	399,865
Export	2,835	2,161
Selling, general and administrative:
Warehouse club operations	45,842	41,891
General and administrative	11,158	9,111
Pre-opening expenses	737	162
Total operating expenses	505,516	453,190
Operating income	29,770	24,261
Other income (expense):
Interest income	294	184
Interest expense	(1,218)	(1,254)
Other income (expense), net	(58)	(1,269)
Total other expense	(982)	(2,339)
Income from continuing operations before provision for income taxes and income (loss) of unconsolidated affiliates	28,788	21,922
Provision for income taxes	(8,779)	(7,933)
Income (loss) of unconsolidated affiliates	(4)	7
Income from continuing operations	20,005	13,996
Income (loss) from discontinued operations, net of tax	—	(7)
Net income	20,005	13,989
Net income per share available for distribution:
Basic net income per share from continuing operations	$0.66	$0.47
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—
Basic net income per share	$0.66	$0.47
Diluted net income per share from continuing operations	$0.66	$0.47
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—
Diluted net income per share	$0.66	$0.47
Shares used in per share computations:
Basic	29,592	29,503
Diluted	29,604	29,517
Dividends per share	$0.60	$—
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2012	2011
Net income	$20,005	$13,989
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(1,396)	$(217)
Defined benefit pension plans:
Net gain (loss) arising during period	1	9
Total defined pension plans	1	9
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	(205)	662
Foreign currency translation differences for merger of foreign operations(2)(3)	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	(3,284)
Other comprehensive income (loss)	(1,600)	(8,434)
Comprehensive income	$18,405	$5,555

(1) See Note 9 - Derivative Instruments and Hedging Activities
(2) See Note 1 - Company Overview and Basis of Presentation
(3) Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to unremitted earnings of the Company's foreign subsidiaries.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock based Compen-sation	Accumu-lated Other Compre-hensive Income(Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	966	—	—	—	—	—	966
Net income	—	—	—	—	—	13,989	—	—	13,989
Other comprehensive income (loss)	—	—	—	—	(8,434)	—	—	—	(8,434)
Balance at November 30, 2011	30,696	$3	$384,515	$5,242	$(31,349)	$42,227	796	$(18,276)	$382,362

Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Issuance of restricted stock award	6	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,823	—	—	—	—	—	1,823
Dividend payable to stockholders	—	—	—	—	—	(18,129)	—	—	(18,129)
Net income	—	—	—	—	—	20,005	—	—	20,005
Other comprehensive income (loss)	—	—	—	—	(1,600)	—	—	—	(1,600)
Balance at November 30, 2012	30,861	$3	$385,977	$6,680	$(34,782)	$79,615	645	$(16,480)	$421,013

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2012	2011
Operating Activities:
Net income	$20,005	$13,989
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,684	5,811
Allowance for doubtful accounts	—	(1)
(Gain) loss on sale of property and equipment	55	86
Deferred income taxes	1,209	679
Discontinued operations	—	7
Equity in gains/(losses) of unconsolidated affiliates	4	(7)
Stock-based compensation	1,823	966
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(9,558)	(8,343)
Merchandise inventories	(38,935)	(42,362)
Accounts payable	27,631	16,421
Net cash provided by (used in) continuing operating activities	7,918	(12,754)
Net cash provided by (used in) discontinued operating activities	—	377
Net cash provided by (used in) operating activities	7,918	(12,377)
Investing Activities:
Additions to property and equipment	(14,663)	(8,280)
Proceeds from disposal of property and equipment	45	14
Capital contribution to Costa Rica joint venture	(300)	—
Capital contribution to Panama joint venture	(250)	—
Net cash flows provided by (used in) investing activities	(15,168)	(8,266)
Financing Activities:
Proceeds from bank borrowings	3,979	45,823
Repayment of bank borrowings	(1,921)	(38,192)
Release of (addition to) restricted cash	—	(6,000)
Purchase of treasury stock	—	3
Net cash provided by (used in) financing activities	2,058	1,634
Effect of exchange rate changes on cash and cash equivalents	(1,706)	468
Net increase (decrease) in cash and cash equivalents	(6,898)	(18,541)
Cash and cash equivalents at beginning of period	91,248	76,817
Cash and cash equivalents at end of period	$84,350	$58,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,295	$1,266
Income taxes	$9,366	$8,937
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$—	$(473)
Dividends declared but not paid	$18,129	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2012

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2012, the Company had 30 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in  Colombia, El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company acquired land in south Cali, Colombia on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and south Cali warehouse clubs has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “2012 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, the Company has evaluated subsequent events through the date and time these financial statements were issued.

Reclassifications to consolidated balance sheet recorded during fiscal year 2013 for fiscal year 2012 - Certain reclassifications to the consolidated balance sheet have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated total assets, total current liabilities or total liabilities.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications to consolidated statement of income recorded during fiscal year 2013 for fiscal year 2012 - The Company receives cash consideration from its vendors for product demonstrations. Prior to fiscal year 2013, the Company recorded this consideration as Other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has accordingly recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statement of income for fiscal year 2012 to conform to the presentation in fiscal year 2013. These reclassifications did not impact consolidated operating income or net income. The following table summarizes the impact of these reclassifications (in thousands):

	Three Months Ended
	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	Total Fiscal Year 2012
Revenues:
Net warehouse club sales-as previously reported	$468,329	$537,816	$494,898	$499,003	$2,000,046
Reclassifications	(137)	(197)	(151)	(197)	(682)
Net warehouse club sales-as currently reported	$468,192	$537,619	$494,747	$498,806	$1,999,364

Other income-as previously reported	$1,776	$2,165	$2,163	$2,318	$8,422
Reclassifications	(1,097)	(1,230)	(1,294)	(1,279)	(4,900)
Other income-as currently reported	$679	$935	$869	$1,039	$3,522

Cost of goods sold:
Net warehouse club-as previously reported	$400,481	$459,313	$421,512	$422,825	$1,704,131
Reclassifications	(616)	(805)	(788)	(590)	(2,799)
Net warehouse club-as currently reported	$399,865	$458,508	$420,724	$422,235	$1,701,332

Selling, general and administrative:
Warehouse club operations-as previously reported	$42,509	$46,384	$46,197	$47,311	$182,401
Reclassifications	(618)	(622)	(657)	(886)	(2,783)
Warehouse club operations-as currently reported	$41,891	$45,762	$45,540	$46,425	$179,618

Net effect on Operating income	$—	$—	$—	$—	$—

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the first quarter of fiscal year 2012, the Company identified errors in the consolidated financial statements for the fiscal year ended August 31, 2011 and for fiscal years previous to 2009.  The errors relate to incorrect (i) accounting for the 2007 merger described above which impacted the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss; and (ii) the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss.  The correction of these errors would have decreased comprehensive income by $6.4 million in fiscal year 2007 and increased comprehensive income by $3.1 million in fiscal year 2011.  The total of these corrections, which was recorded in the first quarter of fiscal 2012 as a charge to comprehensive income was approximately $3.3 million. The Company decreased Property and equipment, net and increased Accumulated other comprehensive loss by the same amount.

The Company analyzed the impact of these items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which decreased comprehensive income by approximately $3.3 million for the three month period ended November 30, 2011, was immaterial to the expected full year results for fiscal 2012 and financial position as presented on the consolidated balance sheet.  Correcting the error would not have had a material impact on any individual prior period presented in the 2011 Form 10-K nor would it have affected the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2012	August 31, 2012
Short-term restricted cash:
Restricted cash for Honduras loan	$1,200	$1,200
Other short-term restricted cash (1)	20	41
Total short-term restricted cash	1,220	1,241

Long-term restricted cash:
Restricted cash for Honduras loan	3,720	3,720
Restricted Cash - Colombia Bank Loans	32,000	32,000
Other long-term restricted cash (1)	800	785
Total long-term restricted cash	36,520	36,505

Total restricted cash	$37,740	$37,746

 (1)  The other restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of November 30, 2012 and August 31, 2012 is as follows (in thousands):

	November 30, 2012		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$80,963	$82,227	$78,659	$80,830

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

Cash Flow Instruments. The Company is a party to receive floating-rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive fixed-rate, pay fixed-rate cross-currency interest rate swaps to hedge the currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2012 and August 31, 2012.

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

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2012 and August 31, 2012.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2012 and August 31, 2012 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of November 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(135)	$—	$(135)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,249)	—	(1,249)
Total	$—	$(1,384)	$—	$(1,384)

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(216)	$—	$(216)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(983)	—	(983)
Total	$—	$(1,199)	$—	$(1,199)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2012 and August 31, 2012 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of November 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$2	$—	$2
Other accrued expenses (Foreign currency forward contracts)	—	(21)	—	(21)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(19)	$—	$(19)

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$27	$—	$27
Other accrued expenses (Foreign currency forward contracts)	—	(3)	—	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$24	$—	$24

As of November 30, 2012 and August 31, 2012, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of November 30, 2012 and August 31, 2012 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	November 30, 2012	August 31, 2012	Change
Goodwill	$36,821	$36,886	$(65)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began offering Platinum memberships, in Costa Rica, during fiscal year 2013, that provide members with a 2% rebate, up to a maximum of $500.00, on most items. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue, at the time of the rebate generated by the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses. The rebate expires within six months of the membership renewal date. However, the Company has determined that in the absence of relevant historical experience, the Company is not able to make a reasonable estimate of rebate redemptions and accordingly has assumed a 100% redemption rate. The Company will periodically review expired unused rebates outstanding, and the expired unused rebates will be recognized as “Revenues: Other Income” on the consolidated statements of income.
The Company recognizes gift certificates sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as "Other accrued expenses" in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance. However, the absence of a large volume of transactions for gift certificates impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as “Revenues: Other Income” on the consolidated statements of income.
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

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation at its distribution facilities and payroll and other direct costs for in store demonstrations.

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of good sold when the Company achieves established purchase levels, that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for End Cap placement (“End Cap”) to “obtain space” for the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in store promotion of the vendors products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds are recorded as Other income (expense) in the Consolidated Statements of Income. The following table summarizes the amounts recorded for the three month periods ending November 30, 2012 and 2011 (in thousands):

	Three Months Ended November 30,
	2012	2011
Currency gain (loss)	$(1)	$(1,183)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended November 30, 2012 and 2011.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables presents a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended November 30,
	2012	2011
Federal tax provision at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	0.3	1.2
Differences in foreign tax rates	(5.0)	(4.2)
Permanent items and other adjustments	—	1.2
Increase (decrease) in foreign valuation allowance	0.2	2.9
Provision for income taxes	30.5%	36.2%

For the first three months of fiscal year 2013, the decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) 3.1% results from a decrease in taxable losses of the Company's Colombia affiliate (for which the Company takes a full valuation allowance); (ii) 1.5% results from reversals of income tax liability for uncertain tax positions in the first three months of fiscal year 2013, compared to additional accruals for the same during the first three months of fiscal year 2012; and (iii) 0.9% results from adoption of California single sales factor apportionment.

Recent Accounting Pronouncements

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance was effective for annual and interim periods within those years beginning after December 15, 2011 and was to be applied retrospectively. The Company adopted this guidance on September 1, 2012.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company was required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company adopted this guidance on September 1, 2012.  The adoption of the amended guidance did not have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

Property and equipment consist of the following (in thousands):

	November 30,	August 31,
	2012	2012
Land	$89,848	$89,878
Building and improvements	214,412	198,967
Fixtures and equipment	109,474	103,250
Construction in progress	13,555	22,409
Total property and equipment, historical cost	427,289	414,504
Less: accumulated depreciation	(119,943)	(114,937)
Property and equipment, net	$307,346	$299,567

During fiscal year 2012, as a result of the merger of wholly owned subsidiaries under the common control of the Company and the correction of currency translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

Depreciation and amortization expense (in thousands):

	Three Months Ended November 30,
	2012	2011
Depreciation and amortization expense	$5,684	$5,811

Total interest capitalized (in thousands):

	November 30, 2012	August 31, 2012
Total interest capitalized	$4,663	$4,675

Total interest expense capitalized (in thousands):

	Three Months Ended November 30,
	2012	2011
Interest expense capitalized	$172	$18

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

The following table sets forth the computation of net income per share for the three months ended November 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	November 30,
	2012	2011
Net income from continuing operations	$20,005	$13,996
Less: Earnings and dividends allocated to unvested stockholders	(407)	(204)
Dividend distribution to common stockholders	(17,755)	—
Basic undistributed net earnings available to common stockholders from continuing operations	$1,843	$13,792
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	17,755	—
Net earnings available to common stockholders from continuing operations	$19,598	$13,792
Net earnings (loss) available to common stockholders from discontinued operations	$—	$(7)
Basic weighted average shares outstanding	29,592	29,503
Add dilutive effect of stock options (two-class method)	12	14
Diluted average shares outstanding	29,604	29,517
Basic income per share from continuing operations	$0.66	$0.47
Diluted income per share from continuing operations	$0.66	$0.47
Basic income (loss) per share from discontinued operations	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00
Net Income attributable to PriceSmart:
Income from continuing operations	$20,005	$13,996
Income (loss) from discontinued operations, net of tax	—	(7)
	$20,005	$13,989

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2013 and 2012.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
11/27/12	$0.60	12/10/12	N/A	12/21/12	$0.30	8/15/13	N/A	8/30/13	$0.30
1/25/12	$0.60	2/15/12	2/29/12	N/A	$0.30	8/15/12	8/31/12	N/A	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended November 30,
	2012			2011
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (3)	$(1,396)	$—	$(1,396)	$(217)	$—	$(217)
Defined benefit pension plans:
Net gain (loss) arising during period	(1)	2	1	9	—	9
Total defined pension plans	(1)	2	1	9	—	9
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	(225)	20	(205)	502	160	662
Foreign currency translations differences for merger of foreign operations(2)(3)	—	—	—	(5,604)	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	—	—	(3,284)	—	(3,284)
Other comprehensive income (loss)	$(1,622)	$22	$(1,600)	$(8,594)	$160	$(8,434)

(1) See Note 9 - Derivative Instruments and Hedging Activities
(2) See Note 1 - Company Overview and Basis of Presentation
(3) Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to unremitted earnings of the Company's foreign subsidiaries.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of accumulated other comprehensive loss as reported within the balance sheet (in thousands):

	Three months ended November 30, 2012
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Foreign currency translation adjustments	(1,396)	—	—	(1,396)
Defined benefit pension plans	—	1	—	1
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	(205)	(205)
Ending balance, November 30, 2012	$(33,358)	$(73)	$(1,351)	$(34,782)

	Three months ended November 30, 2011
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2011	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(217)	—	—	(217)
Defined benefit pension plans	—	9	—	9
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	662	662
Foreign currency translations differences for merger of foreign operations(2)	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2)	(3,284)	—	—	(3,284)
Ending balance, November 30, 2011	$(30,999)	$(264)	$(86)	$(31,349)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2011	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(1,187)	—	—	(1,187)
Defined benefit pension plans	—	199	—	199
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	(398)	(398)
Foreign currency translations differences for merger of foreign operations(2)	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2)	(3,277)	—	—	(3,277)
Ending balance, August 31, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
(1) See Note 9 - Derivative Instruments and Hedging Activities
(2) See Note 1 - Company Overview and Basis of Presentation

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30, 2012	August 31, 2012
Retained earnings not available for distribution	$5,815	$5,490

NOTE 6 – STOCK BASED COMPENSATION

The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSA's”) and restricted stock units (“RSU's”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSA's and RSU's is based on the fair market value at the time of grant with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates.  The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation as additional paid-in capital and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as a reduction in paid-in capital, based on the Tax Law Ordering method.  In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

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

The Company has adopted three stock option and equity participation plans for the benefit of its eligible employees, consultants and non-employee directors, that contain shares available to grant.  Options granted under these plans typically vest

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over five years and expire in six years. These plans also allow restricted stock awards and restricted stock units which typically vest between five to ten years. The following table summarizes the shares authorized and shares available for future grants:

		November 30, 2012	August 31, 2012
	Shares authorized	Shares available to grant	Shares available to grant
1998 Plan	700,000	121,842	121,842
2001 Plan	400,000	22,169	22,169
2002 Plan	1,250,000	45,320	50,914

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended November 30,
	2012	2011
Options granted to directors	$33	$18
Restricted stock awards	1,550	867
Restricted stock units	240	81
Stock-based compensation expense	$1,823	$966

The following table summarizes other information related to stock-based compensation:

	November 30,
	2012	2011
Remaining unrecognized compensation cost (in thousands)	$25,658	$7,528
Weighted average period of time over which this cost will be recognized (years)	7.73	3.06

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the period was as follows:

	Three Months Ended November 30,	Fiscal Year Ended August 31,
	2012	2012
Grants outstanding at beginning of period	700,893	436,611
Granted	6,264	399,041
Forfeited	(670)	(5,230)
Vested	—	(129,529)
Grants outstanding at end of period	706,487	700,893

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average grant date fair value for restricted stock awards and units for the period:

	Three Months Ended November 30,
Weighted Average Grant Date Fair Value	2012	2011
Restricted stock awards and units granted	$82.87	$—
Restricted stock awards and units vested	$—	$—
Restricted stock awards and units forfeited	$19.85	$—

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Three Months Ended November 30,
	2012	2011
Shares repurchased	—	—
Cost of repurchase of shares	—	—

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Three Months Ended November 30,
	2012	2011
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding and the stock-based compensation related to stock options as a percentage to the total stock-based compensation:

	November 30, 2012	August 31, 2012
	2012	2012
Stock Options Outstanding	36,000	36,000

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 50% likelihood of being sustained.

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2012 and August 31, 2012, the Company had recorded within other accrued expenses a total of $3.2 million and $3.3 million, respectively, for various non-income tax related tax contingencies.

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

See Note 10- Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are approximately $125,000 and $135,000, respectively.

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

The Company has obtained all the necessary permits allowing the WRB to remain open under the current development conditions in the adjacent properties.   To support additional development on the PPA property, certain additional improvements to the WRB were required, according to professionals retained by the Company. The Company obtained the necessary permits to perform these improvements and completed construction in early May 2012.  The Company has not recorded a liability for any of these matters as of November 30, 2012 and August 31, 2012.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2012	36,983	—	195	36,788	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended November 30,	Amount
2013	$16,247
2014	16,415
2015	10,111
2016	22,034
2017	10,648
Thereafter	5,508
Total	$80,963

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of November 30, 2012, all of the Company’s interest rate swap and cross-currency interest rate swaps derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three-month period ended November 30, 2012 and 2011 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the three months ended November 30, 2012	$198	$396	$594
Interest expense for the three months ended November 30, 2011	$143	$248	$391

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Balance as of
Floating Rate Payer (Swap Counterparty)	November 30, 2012	August 31, 2012
RBTT	$5,175	$5,400
Scotiabank	32,000	32,000
Citibank N.A.	—	2,475
Total	$37,175	$39,875

The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	Derivatives
	November 30, 2012		August 31, 2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$—	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(135)	Other long-term liabilities	$(216)
Cross currency interest rate swaps(2)	Other long-term liabilities	(1,249)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(3)		$(1,384)		$(1,199)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $102,000 and $162,000 net of tax, as of November 30, 2012 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount of $33,000 and $54,000 as of November 30, 2012 and August 31, 2012, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.2 million and $983,000 as of November 30, 2012 and August 31, 2012, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company entered into the forward foreign exchange contracts summarized below as of November 30, 2012:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	September 2012 through November 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$8,000	December 4, 2012 through December 28, 2012	December 4, 2012 through December 28, 2012

For the three-month periods ended November 30, 2012 and 2011, the Company included the forward derivative gain or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

Income Statement Classification	Forward Derivative (Gain)/Loss
Other income (expense), net for the three months ended November 30, 2012	$95
Other income (expense), net for the three months ended November 30, 2011	$—

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	Derivatives
	November 30, 2012		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	$(21)	Other accrued expenses	$(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(19)		$24

NOTE 10 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that consolidates a VIE is called the primary beneficiary of that VIE.  Due to the initial nature of the joint ventures (GolfPark Plaza and Price Plaza Alajuela) and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

On September 24, 2008, the Company entered into an agreement with an entity controlled by local Panamanian businessmen, Fundacion Tempus Fugit S.A. ("FIDAU"), to jointly own and operate a commercial retail center adjacent to its new PriceSmart warehouse club, the details of which are summarized within the table below.

On September 29, 2008, the Company entered into an agreement with an entity controlled by local Costa Rican businessmen, JB Enterprises ("JBE"), to jointly own and operate a commercial retail center adjacent to the anticipated new PriceSmart warehouse club in Alajuela, Costa Rica, the details of which are summarized within the table below.

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of November 30, 2012 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$733	$(64)	$5,285	$1,767	$7,052
Price Plaza Alajuela, S.A.	50%	2,193	676	(49)	2,820	1,345	4,165
Total		$6,809	$1,409	$(113)	$8,105	$3,112	$11,217

(1)
The parties intend to seek alternate financing for the project, which could reduce the amount of contributions each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of contributions each party is required to provide.

(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30, 2012	August 31, 2012
Current assets	$832	$943
Noncurrent assets	6,770	6,056
Current liabilities	563	1,052
Noncurrent liabilities	2	—

	Three Months Ended
	November 30,
	2012	2011
Net loss	$(8)	$14

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

The Company has made reclassifications to the consolidated balance sheet and to the consolidated statement income of recorded during fiscal year 2013 for fiscal year 2012 (see Note 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following table summarizes the impact of these reclassifications to the amounts reported for each segment (in thousands):

Three Month Period Ended November 30, 2011	United States Operations	Latin American Operations	Caribbean Operations	Total
Revenue from external customers-as previously reported	$2,249	$310,542	$165,894	$478,685
Reclassifications	—	(957)	(277)	(1,234)
Revenue from external customers-as currently reported	2,249	309,585	165,617	477,451

Long-lived assets (other than deferred tax assets)-as previously reported	16,464	215,405	120,164	352,033
Reclassifications	—	96	—	96
Long-lived assets (other than deferred tax assets)-as currently reported	16,464	215,501	120,164	352,129

As of August 31, 2012	United States Operations	Latin American Operations	Caribbean Operations	Total
Long-lived assets (other than deferred tax assets)-as previously reported	17,781	249,925	116,557	384,263
Reclassifications	—	1,722	—	1,722
Long-lived assets (other than deferred tax assets)-as currently reported	17,781	251,647	116,557	385,985

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Three Month Period Ended November 30, 2012
Revenue from external customers	$3,073	$356,747	$175,466		$535,286
Intersegment revenues	229,260	24	1,467	(230,751)	—
Depreciation and amortization	490	2,986	2,208		5,684
Operating income	8,214	16,177	5,379		29,770
Net income	5,622	10,649	3,734		20,005
Capital expenditures, net	242	11,684	2,737		14,663
Long-lived assets (other than deferred tax assets)	17,529	260,381	116,277	—	394,187
Goodwill	—	31,737	5,084	—	36,821
Identifiable assets	75,691	484,455	219,758	—	779,904
Three Month Period Ended November 30, 2011
Revenue from external customers	$2,249	$309,585	$165,617	$—	$477,451
Intersegment revenues	213,827	8	1,177	(215,012)	—
Depreciation and amortization	420	3,077	2,314	—	5,811
Operating income	7,706	11,258	5,297	—	24,261
Net income	3,987	6,174	3,828	—	13,989
Capital expenditures, net	444	4,406	3,430	—	8,280
Long-lived assets (other than deferred tax assets)	16,464	215,501	120,164	—	352,129
Goodwill	—	32,039	5,197	—	37,236
Identifiable assets	36,532	423,027	228,483	—	688,042
As of August 31, 2012
Long-lived assets (other than deferred tax assets)	17,781	251,647	116,557	—	385,985
Goodwill	—	31,760	5,126	—	36,886
Identifiable assets	87,467	441,857	206,388	—	735,712

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2012 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Dividend Payment

On November 27, 2012 the Company declared and recorded a dividend of $0.60 per common share, to be paid in two payments of $0.30 per common share, on December 21, 2012 and August 30, 2013. On December 21, 2012 the Company paid a dividend of $0.30 per share.

Forward foreign exchange contracts entered into after November 30, 2012

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $4.0 million with settlement dates from January 2013 through February 2013.

The Company's Costa Rica subsidiary has entered into forward exchange contracts for approximately $2.0 million with settlement dates from January 2013 through February 2013.

Intra-Company loan and cross-currency interest rate swap agreement entered into after November 30, 2012
The Company's Panama and Colombia's subsidiaries have entered into an intra-company loan agreement in the amount of $8.0 million effective December 5, 2012. The Company Colombia's subsidiary entered into a two-year-cross-currency interest swap agreement on December 11, 2012 with the Bank of Nova Scotia on the notional amount of $8.0 million related to the intra-company loan.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business; a few of the Company's stockholders own nearly 30.4% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2012 filed on October 30, 2012 pursuant to the Securities Exchange Act of 1934.  See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three month period ended November 30, 2012 and 2011 and should be read in conjunction with the consolidated financial statements and the accompanying notes included herein.

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

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of November 30, 2012 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of November 30, 2012 and 2011, for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of	Number of Warehouse Clubs in Operation as of	Anticipated warehouse club openings in
Country/Territory	November 30, 2012	November 30, 2011	Fiscal year 2013
Colombia	2	1	1
Panama	4	4	—
Costa Rica	5	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	30	29	1

The Company acquired land in south Cali, Colombia on December 14, 2011, upon which it opened a new warehouse club on October 19, 2012.  Additionally, on January 9, 2012 the Company entered into an agreement to acquire property located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it anticipates opening a new warehouse club in the spring of calendar year 2013.

In general, the Company’s earnings improve, and cash flows from operations increase, as sales increase.  Although the Company’s cost of goods sold is largely variable with sales, a portion of the Company’s selling, general and administrative expenses rise relatively slowly in relation to sales increases.  Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales.  Looking forward to the next several quarters, the following items are likely to have an impact on the Company's business and the results of operations.

The Company's warehouse clubs are located in Latin America and the Caribbean, and its corporate, U.S. buying operations and distribution centers are primarily located in the United States. The Company's reportable segments are based on management's organization of these locations into operating segments by general geographic location. The Company's operating segments are the United States, Latin America and the Caribbean.

General Economic Factors

The economies in the major PriceSmart markets continue to experience moderate year over year growth. Specific events in some of the smaller countries in which the Company has warehouse clubs, such as increases in value-added taxes, reduced economic activity and other factors are contributing to a more challenging retail environment in those markets, adversely impacting sales growth.

In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators.  However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format.  The

Company has noted that certain retailers are making investments in upgrading their stores and adding new locations within the Company's markets resulting in increased competition.  Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated monetary assets and liabilities within those markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company's foreign markets that are U.S. dollar denominated.  Approximately 51% of the Company's net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are generally purchased in U.S. dollars, but approximately 80% of the Company's net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) by obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into interest rate swaps, cross currency interest rate swaps and forward currency derivatives. The Company has local currency-denominated long-term loans in Honduras and Guatemala; has interest rate swaps in Trinidad and Barbados; and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets in the first quarter of fiscal year 2012 related to concerns over European sovereign debt had a negative impact on some of the foreign currencies of the countries in which the Company operates.  For example, the Colombian peso devalued 9.3% against the U.S. dollar during the first quarter of fiscal year 2012, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

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

Current and Future Management Actions

 The Company seeks to increase sales by attracting new members and growing sales in existing warehouse clubs and by adding new PriceSmart warehouse clubs in new and existing markets where management believes new locations will provide long-term value to the Company. The Company opened a new warehouse club in south Cali, Colombia ("Canas Gordas") on October 19, 2012.  The Company also entered into an agreement to acquire land in January 2012 located in La Union, Cartago, Costa Rica, upon which the Company anticipates constructing its sixth membership warehouse club in Costa Rica. The Company currently anticipates opening this club in the fall of calendar year 2013.  Finally, on March 15, 2012 the Company acquired land in north Cali, Colombia upon which it is currently constructing a new warehouse club with an anticipated opening in the spring of calendar year 2013. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia as well as in its other markets.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices providing value to its members.

The Company believes that its logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower costs, and ensure a good flow of merchandise to our warehouse clubs. The Company is adding regional distribution centers in some of its larger markets (currently Costa Rica and Panama) to improve merchandise flow and lower costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

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

Financial highlights for the first quarter of fiscal year 2013 included:

•
Net warehouse club sales increased 11.8% over the comparable prior year period.  The Company had one additional warehouse club for a portion of the quarter (Cali, Colombia which opened on October 19, 2012) compared to the first quarter of fiscal 2012.  Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended December 2, 2012 grew 8.3%.

•
Membership income for the first quarter of fiscal year 2013 increased 21.2% to $7.7 million on a 14.4% increase in membership accounts from December 1, 2011 to November 30, 2012 and the effect of the $5.00 membership fee increase in most markets.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) increased 15.1% over the prior year period and warehouse sales gross profits as a percent of net warehouse sales increased 43 basis points (0.43%) to 15.0% compared to the same period last year despite ongoing price reductions.

•	Selling, general and administrative expenses (not including pre-opening expenses) were 10.9% as a percentage of sales or approximately the same as the first quarter of last year.

•	Operating income for the first quarter of fiscal year 2013 was $29.8 million, an increase of $5.5 million over the first quarter of fiscal year 2012.

•	The Company had a negligible net loss from currency exchange transactions in the current quarter, compared to a $1.2 million net loss from currency exchange transactions in the same period last year.

•	Net income for the first quarter of fiscal year 2013 was $20.0 million, or $0.66 per diluted share, compared to $14.0 million, or $0.47 per diluted share, in the comparable prior year period.

Reclassifications to consolidated statement of income recorded during fiscal year 2013 for fiscal year 2012 - The Company receives cash consideration from its vendors for product demonstration. Prior to fiscal year 2013, the Company recorded this consideration as other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has accordingly recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statement income for fiscal year 2012 to conform to the presentation in fiscal year 2013. These reclassifications did not impact consolidated operating income or net income. The following table summarizes the impact of these reclassifications (in thousands):

	Three Months Ended
	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	Total Fiscal Year 2012
Revenues:
Net warehouse club sales-as previously reported	$468,329	$537,816	$494,898	$499,003	$2,000,046
Reclassifications	(137)	(197)	(151)	(197)	(682)
Net warehouse club sales-as currently reported	$468,192	$537,619	$494,747	$498,806	$1,999,364

Other income-as previously reported	$1,776	$2,165	$2,163	$2,318	$8,422
Reclassifications	(1,097)	(1,230)	(1,294)	(1,279)	(4,900)
Other income-as currently reported	$679	$935	$869	$1,039	$3,522

Cost of goods sold:
Net warehouse club-as previously reported	$400,481	$459,313	$421,512	$422,825	$1,704,131
Reclassifications	(616)	(805)	(788)	(590)	(2,799)
Net warehouse club-as currently reported	$399,865	$458,508	$420,724	$422,235	$1,701,332

Selling, general and administrative:
Warehouse club operations-as previously reported	$42,509	$46,384	$46,197	$47,311	$182,401
Reclassifications	(618)	(622)	(657)	(886)	(2,783)
Warehouse club operations-as currently reported	$41,891	$45,762	$45,540	$46,425	$179,618

Net effect on Operating income	$—	$—	$—	$—	$—

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal first quarter ended on November 30, 2012.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands.

Net Warehouse Club Sales

	Three Months Ended November 30,
	2012		2011
	Amount	% Change	Amount
Net Warehouse club sales	$523,599	11.8%	$468,192

Comparison of Three Months Ended November 30, 2012 and 2011

The Company opened its second warehouse club in Colombia and thirtieth overall in mid-October 2012 which contributed to the 11.8% growth in the first quarter of fiscal 2013 compared the same quarter last year.  Transactions grew 8.3% in the quarter from the same period last year and average tickets grew 3.3%.  While all merchandise categories recorded sales increases, the food merchandise category had the highest growth, driven by sales in grocery, fresh and bakery. The overall mix of imported products was 52%, compared to 51% last year.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the new warehouse club opened in Cali, Colombia on October 19, 2012 will not be used in the calculation of comparable warehouse club sales until January of calendar year 2014.

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 8.3% for the 13-week period ended December 2, 2012, compared to the same 13-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three months ended November 30, 2012 and 2011 in the segments in which the Company operates.

	Three Months Ended November 30,
	2012				2011
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$350,606	67.0%	$45,868	15.1%	$304,738	65.1%
Caribbean	172,993	33.0%	9,539	5.8%	163,454	34.9%
Net warehouse club sales	$523,599	100.0%	$55,407	11.8%	$468,192	100.0%

Comparison of Three Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012 , the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified and larger markets, plus the addition of the warehouse club sales in Cali, Colombia in the current periods compared to prior periods.

Export Sales

	Three Months Ended November 30,
	2012				2011
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$3,073	0.6%	$824	36.6%	$2,249	0.5%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin that is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended November 30,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Membership income	$7,673	$1,342	21.2%	$6,331
Membership income % to net warehouse club sales	1.5%			1.4%
Number of total accounts	999,278	125,621	14.4%	873,657

Comparison of Three Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012, the increase in membership income primarily reflects a 14.4% increase in the number of membership accounts.  The Company had a net add of 33,677 member accounts in the quarter aided by the opening of the Cali warehouse club. The average income recognized in the period per member account increased 5.2% as the increased membership fee which took effect in June in most countries is adding to income as new sign-ups and renewals occur.  The Company introduced a Platinum Membership in Costa Rica in November for $75 (with corresponding 2% cash back on purchases up to an annual maximum of $500). While the Company has been pleased with the initial response rate for this new membership, it did not have an appreciable impact on membership income in the period.  The membership renewal rate for the 12-month periods ended November 30, 2012 and November 30, 2011 was 86% and 88%, respectively.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended November 30,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Other income	$941	$262	38.6%	$679

The growth in other income is primarily due to rental income for additional leased space for which the Company is the landlord.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended November 30,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$523,599	$55,407	100.0%	$468,192	100.0%
Less associated cost of goods	444,944	45,079	85.0%	399,865	85.4%
Warehouse gross profit margin	$78,655	$10,328	15.0%	$68,327	14.6%

Comparison of Three Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012, warehouse gross profit margins as a percent of sales improved 43 basis points (0.43%) compared to the first quarter of fiscal year 2012. End-cap income, vendor promotions, reduced shrink and fewer mark downs contributed 29 basis points (0.29%) of the increase.  The remaining 14 basis point (0.14%) improvement results from the incremental importation costs for the then new Barranquilla warehouse club in Colombia incurred last year in the first fiscal quarter. Importation costs in Colombia for both warehouse clubs have now reverted to a normal run rate.

 Export Sales Gross Profit Margin

	Three Months Ended November 30,
	2012			2011
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$3,073	$824	100.0%	$2,249	100.0%
Less associated cost of goods sold	2,835	674	92.3%	2,161	96.1%
Export sales gross profit margin	$238	$150	7.7%	$88	3.9%

Comparison of Three Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012, the increase in export sales gross margin dollars in fiscal year 2012 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended November 30,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$45,842	8.8%	$3,951	9.4%	$41,891	8.9%

Comparison of Three Months Ended November 30, 2012 and 2011

Warehouse club operations expense decreased 19 basis points as a percent of net warehouse sales in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012, even with the additional expenses associated with the Canas Gordas warehouse club.

General and Administrative Expenses

	Three Months Ended November 30,
	2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$11,158	2.1%	$2,047	22.5%	$9,111	1.9%

Comparison of Three Months Ended November 30, 2012 and 2011

Increased salaries and benefits for the Company's corporate and U.S. buying operations, including stock compensation expense resulting from restricted stock granted in January 2012, accounted for most of the increase in general and administrative expenses for the current quarter compared to the same period in fiscal year 2012.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2012			2011
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$737	$575	354.9%	$162

Comparison of Three Months Ended November 30, 2012 and 2011

The Company recorded pre-opening expenses during the first quarter of fiscal year 2013 related to the Canas Gordas (Cali South), Colombia warehouse club which opened on October 19, 2013.  Some additional pre-opening expenses were recognized in the first quarter of last year for the Barranquilla, Colombia which had opened in August 2011.

Operating Income

	Three Months Ended November 30,
	2012				2011
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$29,770	5.7%	$5,509	22.7%	$24,261	5.2%

Comparison of Three Months Ended November 30, 2012 and 2011

For the three months ended November 30, 2012, operating income improved $5.5 million compared to the prior year period, due primarily to higher sales and membership income.  As a percentage of sales, operating income increased 50 basis points as warehouse margins and membership income improved as a percentage of sales when compared with the prior year period offset somewhat by higher pre-opening expense in the current quarter.

Interest Income

	Three Months Ended November 30,
	2012			2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Interest income	$294	$110	$0.60	$184

Comparison of Three Months Ended November 30, 2012 and 2011

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

Interest income increased in the current quarter due to both an increase in the average aggregate cash balances, including restricted cash, held by the Company and higher interest rates on those deposits. Restricted cash deposits for this period were comprised of certificates of deposit with an average aggregate balance over the period of approximately $37.7 million with various banking institutions held as part of the Company's loan agreements with those banks and held in compliance with regulatory requirements. In last year's first fiscal quarter, restricted cash deposits were comprised of certificates of deposit with an average aggregate balance over the period of approximately $29.8 million held with various banking institutions as part of the Company's loan agreements with those banks.

Interest Expense

	Three Months Ended November 30,
	2012		2011
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$994	$(30)	$1,024
Interest expense related to hedging activity	396	148	248
Capitalized interest	(172)	(154)	(18)
Net interest expense	$1,218	$(36)	$1,254

Comparison of Three Months Ended November 30, 2012 and 2011

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The increases in interest expense for the three months ended November 30, 2012 is due to an increase in expenses related to the Company's hedging activity with interest rate swaps, offset by a decrease in interest on debt.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended November 30,
	2012			2011
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(57)	$29	(33.7)%	$(86)
Foreign Currency Gain or (Loss)	(1)	1,182	(99.9)%	(1,183)
Total other income (expense)	$(58)	$1,211	(95.4)%	$(1,269)

Comparison of Three Months Ended November 30, 2012 and 2011

For the first quarter of fiscal year 2013, the Company recorded a net currency loss of $1,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries. In the year ago period, the Company incurred a $1.5 million loss in Colombia resulting from a devaluation of the Colombian peso at a time when that subsidiary had sizable US dollar liabilities which required re-measurement, resulting in an overall $1.2 million loss for the Company. The Company has since taken steps to reduce the exposure to fluctuations in exchange rates between the US dollar and Colombian peso, including hedging and local currency denominated financing.

Provision for Income Taxes

	November 30,
	2012		2011
	Amount	Change from prior year	Amount
Current tax expense	$6,458	$(221)	$6,679
Net deferred tax provision (benefit)	2,321	1,067	1,254
Provision for income taxes	$8,779	$846	$7,933
Effective tax rate	30.50%		36.19%

Comparison of Three Months Ended November 30, 2012 and 2011

For the first three months of fiscal year 2013, the decrease in the effective tax rate versus the prior year was primarily attributable to the following factors: (i) 3.1% results from a decrease in taxable losses of the Company's Colombia affiliate (for which the Company takes a full valuation allowance); (ii) 1.5% results from reversals of income tax liability for uncertain tax positions in the first three months of fiscal year 2013, compared to additional accruals for the same during the first three months of fiscal year 2012; and (iii) 0.9% results from adoption of California single sales factor apportionment.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended November 30,
	2012			2011
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$20,005	$6,009	42.9%	$13,996

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, and the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders. The Company’s primary sources for funding these requirements are cash and cash equivalents on hand, and cash generated from operations.  The Company evaluates on a regular basis whether it may need to borrow additional funds to cover any shortfall in the Company's ability to generate sufficient cash from operations to meet its operating and capital requirements. As such, the Company may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	Three Months Ended November 30,
	2012	2011
Cash and cash equivalents	$84,350	$58,276

The Company’s cash flows are summarized as follows (in thousands):

	Three Months Ended November 30,
	2012	2011
Net cash provided by (used in) continuing operating activities	$7,918	$(12,754)
Net cash provided by (used in) discontinued operations	—	377
Net cash provided by (used in) investing activities	(15,168)	(8,266)
Net cash provided by (used in) financing activities	2,058	1,634
Effect of exchange rates	(1,706)	468
Net increase (decrease) in cash and cash equivalents	$(6,898)	$(18,541)

The Company’s operating activities for all periods presented as summarized below.

	Three Months Ended November 30,		Increase/ (Decrease)
	2012	2011	2012 to 2011
Net income	$20,005	13,989	$6,016
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,684	5,811	(127)
(Gain) loss on sale of property and equipment	55	86	(31)
Deferred income taxes	1,209	679	530
Stock-based compensation expenses	1,823	966	857
Other non-cash operating activities	4	(1)	5
Net non-cash related expenses	8,775	7,541	1,234
Net income from operating activities reconciled for non-cash operating activities	28,780	21,530	7,250
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(9,558)	(8,343)	(1,215)
Changes in accounts payable	27,631	16,421	11,210
Changes in merchandise inventories	(38,935)	(42,362)	3,427
Net cash provided by discontinued operating activities	—	377	(377)
Net cash provided by (used in) operating activities	$7,918	(12,377)	$20,295

Net Income from Operating Activities in the current three month period increased over the same period in fiscal year 2012 primarily as a result of higher sales, improved margins and membership income growth.  Net non-cash related expenses increased year over year due to increases in the amortization of stock-based compensation and the increase of deferred income taxes attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These items resulted in the year on year increase in cash for approximately $7.3 million. The changes in inventory and accounts payable resulted in a year over year decrease in cash used in operating activities during the current three month period of $14.6 million.  In addition, the year over year decrease in cash use for inventory and accounts payable was offset by a net increase in operating liabilities over operating assets that resulted in a year on year increase in cash use of approximately $1.2 million.

The Company's use of cash in investing activities for the period is summarized below:

	Three Months Ended November 30,		Increase/ (Decrease)
	2012	2011	2012 to 2011
Cash used for additions of property and equipment:
Land acquisitions	$(72)	$(262)	$190
Warehouse club expansion, construction, and land improvements	(10,388)	(2,605)	(7,783)
Acquisition of fixtures and equipment	(4,203)	(5,413)	1,210
Proceeds from disposals of property and equipment	45	14	31
Capital contribution to Costa Rica joint venture	$(300)	$—	$(300)
Capital contribution to Panama joint venture	$(250)	$—	$(250)
Net cash flows provided by (used in) investing activities	$(15,168)	$(8,266)	$(6,902)

Net cash used in investing activities increased in fiscal year 2013 compared to fiscal year 2012 by approximately $6.9 million primarily due to an increase in cash expended for the construction of the two warehouse clubs in Cali, Colombia, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia, the addition of fixtures and equipment for existing warehouse clubs and capital contributions by the Company for the joint ventures during the first three months of fiscal year 2013.

Cash used in investing activities for the first three months of fiscal year 2012 consisted primarily of the Company’s expansion of existing warehouse clubs in Latin America and the Caribbean, and its continuing acquisition of fixtures and equipment for the expansion of existing warehouse clubs and corporate offices within its Latin America, the Caribbean and the United States segments.

Net cash used by financing activities for the period presented is summarized below:

	Three Months Ended November 30,		Increase/ (Decrease)
	2012	2011	2012 to 2011
New bank loans offset by establishment of certificates of deposit held against loans, and payments on existing bank loans	$2,058	$1,631	$427
Purchase of treasury stock related to vesting of restricted stock	—	3	(3)
Net cash provided by (used in) financing activities	$2,058	$1,634	$424

Net cash provided by financing activities from loan activities increased in the first three months of fiscal year 2013 over the same period in fiscal year 2012, as the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Eight Million Barbados Dollars), approximately USD $4.0 million. The Company made regularly scheduled loan payments during the period for approximately $1.9 million.

Net cash provided by financing activities during the first three months of fiscal year 2012 were due to increases in loans within the Company's Colombia subsidiary, offset by the establishment of certificates of deposit held against those loans and the normally scheduled loan payments.

Financing Activities

On August 30, 2012 the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Eight Million Barbados Dollars), approximately USD $4.0 million.  The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of the Company's Barbados subsidiary. On October 3, 2012, the Company obtained the proceeds from the BDS$8.0 million loan.

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

On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million from the incremental amount of the facility was funded on February 21, 2012, and the Company secured this portion of the loan with an $8.0 million secured time deposit pledged by the Company's Costa Rica subsidiary.

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, the Company’s subsidiary entered into a cross currency interest rate swap that converts its US dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps an interest rate swaps:

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	Derivatives
	November 30, 2012		August 31, 2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$—	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(135)	Other long-term liabilities	$(216)
Cross currency interest rate swaps(2)	Other long-term liabilities	(1,249)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(3)		$(1,384)		$(1,199)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $102,000 and $162,000 net of tax, as of November 30, 2012 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount of $33,000 and $54,000 as of November 30, 2012 and August 31, 2012, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.2 million and $983,000 as of November 30, 2012 and August 31, 2012, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company’s entered into the forward foreign exchange contracts summarized below as of November 30, 2012:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	September 2012 through November 2012	Bank of Nova Scotia	Forward foreign exchange contracts	$8,000	December 4, 2012 through December 28, 2012	December 4, 2012 through December 28, 2012

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	Derivatives
	November 30, 2012		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	$(21)	Other accrued expenses	$(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(19)		$24

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2012	$36,983	$—	$195	$36,788	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

As of November 30, 2012, the Company had approximately $25.0 million of short-term facilities available in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2012 and August 31, 2012, the Company was in compliance with respect to these covenants.

As of November 30, 2012 and August 31, 2012, the Company, together with its wholly owned subsidiaries, had $81.0 million and $78.7 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans of approximately $4.0 million, offset by normally scheduled payments of principal of approximately $1.9 million. Translation adjustment gains also increased long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $246,000. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $61.5 million and $59.6 million as of November 30, 2012 and August 31, 2012, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $36.9 million as of November 30, 2012 and August 31, 2012, respectively.

As of November 30, 2012 and August 31, 2012, the Company had approximately $61.1 million and $58.0 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of November 30, 2012 and August 31, 2012, the Company was in compliance with respect to these covenants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Equity Securities and Reissuance of Treasury Shares
At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Three Months Ended November 30,
	2012	2011
Shares repurchased	—	—
Cost of repurchase of shares	—	—
The Company has reissued treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued:

	Three Months Ended November 30,
	2012	2011
Reissued treasury shares	—	—

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of November 30, 2012, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2012 of approximately $17.6 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. federal NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company intends to make a single sales factor election for fiscal year 2012 and subsequent years. This election will significantly reduce the California apportionment factor and, therefore, California taxable income. The Company had net foreign deferred tax assets of $9.0 million and $8.7 million as of November 30, 2012 and August 31, 2012, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ending on November 30, 2012 and 2011. The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2013.

Recent Accounting Pronouncements

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amended guidance was effective for annual and interim periods within those years beginning after December 15, 2011 and was to be applied retrospectively. The Company adopted this guidance on September 1, 2012.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC 350

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company was required to adopt this amended guidance for fiscal years or interim periods within those years after December 15, 2011.  The Company adopted this guidance on September 1, 2012.  The adoption of the amended guidance did not have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of November 30, 2012, the Company had a total of 30 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 23 of which operate under currencies other than the U.S. dollar. For fiscal year 2013, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  The following tables summarize by country the weakening of the countries currency against the U.S. dollar (devaluation) or the strengthening of their currencies (revaluation):

	Revaluation/(Devaluation)
	Three Months Ended November 30,
	2012	2011
Country	% Change	% Change

Colombia	0.03%	(9.26)%
Costa Rica	(0.94)%	0.94%
Dominican Republic	(1.35)%	(1.00)%
Guatemala	1.37%	(0.59)%
Honduras	(0.77)%	(0.45)%
Jamaica	(1.33)%	(0.63)%
Nicaragua	(0.82)%	(1.22)%
Trinidad	(0.30)%	(0.10)%

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

Translation adjustment losses from the Company’s subsidiaries and investment in affiliates that use a functional currency other than the U.S. dollar, resulting from the translation of the assets and liabilities of these companies into U.S. dollars, gains/(losses) on the fair value of interest rate swaps designated as effective hedges, and prior service costs, related to the defined benefit plan in Trinidad entered into by the Company on January 21, 2011, resulting from the unamortized prior service costs first recorded in fiscal year 2011, are recorded in accumulated other comprehensive income/(loss). The following tables discloses the changes in the balances of each of these components of accumulated other comprehensive loss, net of tax, as reported within the balance sheet (in thousands):

	Three months ended November 30, 2012
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Foreign currency translation adjustments	(1,396)	—	—	(1,396)
Defined benefit pension plans	—	1	—	1
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	(205)	(205)
Ending balance, November 30, 2012	$(33,358)	$(73)	$(1,351)	$(34,782)

	Three months ended November 30, 2011
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(217)	—	—	(217)
Defined benefit pension plans	—	9	—	9
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	662	662
Foreign currency translations differences for merger of foreign operations	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment	(3,284)	—	—	(3,284)
Ending balance, November 30, 2012	$(30,999)	$(264)	$(86)	$(31,349)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(1,187)	—	—	(1,187)
Defined benefit pension plans	—	199	—	199
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	(398)	(398)
Foreign currency translations differences for merger of foreign operations	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment	(3,277)	—	—	(3,277)
Ending balance, November 30, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of November 30, 2012:

Country/Territory	Number of Warehouse Clubs In Operation		Currency
Colombia	2	(1)	Colombian Peso
Panama	4		U.S. Dollar
Costa Rica	5		Costa Rican Colon
Dominican Republic	3		Dominican Republic Peso
Guatemala	3		Guatemalan Quetzal
El Salvador	2		U.S. Dollar
Honduras	2		Honduran Lempira
Trinidad	4		Trinidad Dollar
Aruba	1		Aruba Florin
Barbados	1		Barbados Dollar
U.S. Virgin Islands	1		U.S. Dollar
Jamaica	1		Jamaican Dollar
Nicaragua	1		Nicaragua Cordoba Oro
Totals	30

(1)	These warehouse clubs opened on August 19, 2011 and October 19, 2012, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

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

As required by SEC Rules 13a-15(e) or 15d-15(e), we carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2012. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

 Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2012 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.SSUER PURCHASES OF EQUITY SECURITIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

31.1(1)	Amended and Restated Certificate of Incorporation of the Company.

32.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Twentieth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated October 1, 2012.

10.2*	Thirtieth Amendment to Employment Agreement between the Company and Robert M.Gans, dated October 1, 2012.

10.3*	Loan agreement between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited, dated August 30, 2012.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 9, 2013	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 9, 2013	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)