Form 10-Q
period 2013-02-28
PRICESMART INC
filed 2013-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended February 28, 2013
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
 The registrant had 30,187,940 shares of its common stock, par value $0.0001 per share, outstanding at March 29, 2013.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2013 and the consolidated balance sheet as of August 31, 2012, the unaudited consolidated statements of income for the three and six months ended February 28, 2013 and February 29, 2012, the unaudited consolidated statement of comprehensive income for the three and six months ended ended February 28, 2013 and February 29, 2012, the unaudited consolidated statements of equity for the six months ended February 28, 2013 and February 29, 2012, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2013 and February 29, 2012, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,202	$91,248
Short-term restricted cash	4,367	1,241
Receivables, net of allowance for doubtful accounts of $0 and $1 as of February 28, 2013 and August 31, 2012, respectively	3,447	5,786
Merchandise inventories	219,454	201,043
Deferred tax assets – current	6,042	5,619
Prepaid expenses and other current assets	33,049	29,955
Total current assets	367,561	334,892
Long-term restricted cash	34,565	36,505
Property and equipment, net	326,636	299,567
Goodwill	36,699	36,886
Deferred tax assets – long term	13,399	14,835
Other non-current assets	5,765	5,468
Investment in unconsolidated affiliates	8,100	7,559
Total Assets	$792,725	$735,712
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$196,171	$173,197
Accrued salaries and benefits	13,028	14,729
Deferred membership income	16,723	13,747
Income taxes payable	7,735	8,193
Other accrued expenses	16,365	17,516
Dividends payable	9,065	—
Long-term debt, current portion	7,791	7,237
Deferred tax liability – current	180	122
Total current liabilities	267,058	234,741
Deferred tax liability – long-term	2,322	2,191
Long-term portion of deferred rent	4,400	4,336
Long-term income taxes payable, net of current portion	2,147	2,512
Long-term debt, net of current portion	71,389	71,422
Other long-term liabilities (includes $1.8 million and $1.2 million for the fair value of derivative instruments and $444 and $396 for the defined benefit plans as of February 28, 2013 and August 31, 2012, respectively)	2,228	1,596
Total liabilities	349,544	316,798
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,870,305 and 30,855,651 shares issued and 30,183,105 and 30,210,255 shares outstanding (net of treasury shares) as of February 28, 2013 and August 31, 2012, respectively	3	3
Additional paid-in capital	387,692	384,154
Tax benefit from stock-based compensation	7,509	6,680
Accumulated other comprehensive loss	(36,804)	(33,182)
Retained earnings	104,496	77,739
Less: treasury stock at cost; 687,200 and 645,426 as of February 28, 2013 and August 31, 2012, respectively	(19,715)	(16,480)
Total equity	443,181	418,914
Total Liabilities and Equity	$792,725	$735,712
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Net warehouse club sales	$591,855	$537,619	$1,115,454	$1,005,811
Export sales	6,323	3,459	9,396	5,708
Membership income	8,326	6,393	15,999	12,724
Other income	906	935	1,847	1,614
Total revenues	607,410	548,406	1,142,696	1,025,857
Operating expenses:
Cost of goods sold:
Net warehouse club	504,725	458,508	949,669	858,373
Export	5,986	3,292	8,821	5,453
Selling, general and administrative:
Warehouse club operations	48,213	45,762	94,055	87,653
General and administrative	11,888	10,508	23,046	19,619
Pre-opening expenses	147	(1)	884	161
Total operating expenses	570,959	518,069	1,076,475	971,259
Operating income	36,451	30,337	66,221	54,598
Other income (expense):
Interest income	446	205	740	389
Interest expense	(1,306)	(1,317)	(2,524)	(2,571)
Other income (expense), net	(312)	832	(370)	(437)
Total other expense	(1,172)	(280)	(2,154)	(2,619)
Income from continuing operations before provision for income taxes and income (loss) of unconsolidated affiliates	35,279	30,057	64,067	51,979
Provision for income taxes	(10,393)	(9,843)	(19,172)	(17,776)
Income (loss) of unconsolidated affiliates	(4)	3	(8)	10
Income from continuing operations	24,882	20,217	44,887	34,213
Income (loss) from discontinued operations, net of tax	—	3	—	(4)
Net income	$24,882	$20,220	$44,887	$34,209
Net income per share available for distribution:
Basic net income per share from continuing operations	$0.82	$0.67	$1.48	$1.14
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.82	$0.67	$1.48	$1.14
Diluted net income per share from continuing operations	$0.82	$0.67	$1.48	$1.14
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.82	$0.67	$1.48	$1.14
Shares used in per share computations:
Basic	29,626	29,541	29,609	29,522
Diluted	29,636	29,553	29,620	29,535
Dividends per share	$—	$0.60	$0.60	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$24,882	$20,220	$44,887	$34,209
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(1,614)	$(472)	$(3,010)	$(689)
Defined benefit pension plans:
Net gain (loss) arising during period	2	3	3	12
Total defined pension plans	2	3	3	12
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	(410)	(2,017)	(615)	(1,355)
Foreign currency translation differences for merger of foreign operations(2)(3)	—	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	7	—	(3,277)
Other comprehensive income (loss)	(2,022)	(2,479)	(3,622)	(10,913)
Comprehensive income	$22,860	$17,741	$41,265	$23,296

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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumu-lated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock			Total
	Shares	Amount					Shares	Amount		Equity
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)		$375,838
Purchase of treasury stock	—	—	—	—	—	—	42	(2,839)	(1)	(2,839)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953		—
Issuance of restricted stock award	337	—	—	—	—	—	—	—		—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—		—
Exercise of stock options	6	—	89	—	—	—	—	—		89
Stock-based compensation	—	—	2,352	638	—	—	—	—		2,990
Dividend paid to stockholders	—	—	—	—	—	(9,060)	—	—		(9,060)
Dividend payable to stockholders	—	—	—	—	—	(9,063)	—	—		(9,063)
Net income	—	—	—	—	—	34,209	—	—		34,209
Other comprehensive income (loss)	—	—	—	—	(10,913)	—	—	—		(10,913)
Balance at February 29, 2012	30,840	$3	$381,037	$5,880	$(33,828)	$44,324	641	$(16,165)		$381,251

Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)		$418,914
Purchase of treasury stock	—	—	—	—	—	—	42	(3,235)		(3,235)
Issuance of treasury stock	—	—	—	—	—	—	—	—		—
Issuance of restricted stock award	12	—	—	—	—	—	—	—		—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—		—
Exercise of stock options	3	—	47	—	—	—	—	—		47
Stock-based compensation	—	—	3,491	829	—	—	—	—		4,320
Dividend paid to stockholders	—	—	—	—	—	(9,065)	—	—		(9,065)
Dividend payable to stockholders	—	—	—	—	—	(9,065)	—	—		(9,065)
Net income	—	—	—	—	—	44,887	—	—		44,887
Other comprehensive income (loss)	—	—	—	—	(3,622)	—	—	—		(3,622)
Balance at February 28, 2013	30,870	$3	$387,692	$7,509	$(36,804)	$104,496	687	$(19,715)		$443,181

(1)	Includes a $3,000 adjustment for an over billing recorded in fiscal year 2011, adjusted in fiscal year 2012.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended
	February 28, 2013	February 29, 2012
Operating Activities:
Net income	$44,887	$34,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,715	11,550
Allowance for doubtful accounts	—	(1)
(Gain) loss on sale of property and equipment	104	152
Deferred income taxes	2,031	1,764
Discontinued operations	—	4
Excess tax deficiency (benefit) on stock-based compensation	(829)	(638)
Equity in gains/(losses) of unconsolidated affiliates	8	(10)
Stock-based compensation	3,491	2,352
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(4,853)	(3,455)
Merchandise inventories	(18,411)	(2,674)
Accounts payable	22,974	3,987
Net cash provided by (used in) continuing operating activities	61,117	47,240
Net cash provided by (used in) discontinued operating activities	—	375
Net cash provided by (used in) operating activities	61,117	47,615
Investing Activities:
Additions to property and equipment	(38,676)	(21,762)
Proceeds from disposal of property and equipment	61	37
Capital contribution to Costa Rica joint venture	(300)	—
Capital contribution to Panama joint venture	(250)	—
Net cash flows provided by (used in) investing activities	(39,165)	(21,725)
Financing Activities:
Proceeds from bank borrowings	3,979	71,698
Repayment of bank borrowings	(3,757)	(59,277)
Cash dividend payments	(9,065)	(9,060)
Release of (addition to) restricted cash	2,000	(14,000)
Excess tax (deficiency) benefit on stock-based compensation	829	638
Purchase of treasury stock	(3,235)	(2,839)
Proceeds from exercise of stock options	47	89
Net cash provided by (used in) financing activities	(9,202)	(12,751)
Effect of exchange rate changes on cash and cash equivalents	(2,796)	843
Net increase (decrease) in cash and cash equivalents	9,954	13,982
Cash and cash equivalents at beginning of period	91,248	76,817
Cash and cash equivalents at end of period	$101,202	$90,799

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,357	$2,347
Income taxes	$18,090	$15,297
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$—	$(473)
Dividends declared but not paid	$9,065	$9,063

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2013

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2013, the Company had 30 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala and in the Dominican Republic, two each in  Colombia, El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). The Company acquired land in south Cali, Colombia on December 14, 2011, upon which it opened its second warehouse club in Colombia on October 19, 2012.  On March 15, 2012, the Company acquired land in north Cali, Colombia upon which it anticipates opening its third warehouse club in Colombia in May 2013. Additionally, on February 4, 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, on February 15, 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and south Cali warehouse clubs has reinforced the Company's belief that Colombia could be a market for multiple PriceSmart warehouse clubs.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Reclassifications and prior period adjustments recorded during fiscal year 2012- During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landco entities involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opco entities that they were merged into had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceased to exist, and all relevant economic activities previously performed by the Landco no longer existed, a significant change in economic facts and circumstances was determined to have taken place, indicating that the functional currency had changed as the assets were transferred to the Opco. Upon this transfer, the Company was required to remeasure the non-monetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items had been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

During the first quarter of fiscal year 2012, the Company identified errors in the consolidated financial statements for the fiscal year ended August 31, 2011 and for fiscal years previous to 2009.  The errors related to incorrect (i) accounting for the 2007 merger described above which impacted the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss; and (ii) the translation of Property and equipment, net from foreign currencies to U.S. dollars and the related offset to Accumulated other comprehensive loss.  The correction of these errors would have decreased comprehensive income by $6.4 million in fiscal year 2007 and increased comprehensive income by $3.1 million in fiscal year 2011.  The total of these corrections, which was recorded in the first quarter of fiscal 2012 as a charge to comprehensive income was approximately $3.3 million. The Company decreased Property and equipment, net and increased Accumulated other comprehensive loss by the same amount.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures are a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza (Panama) and Price Plaza Alajuela (Costa Rica) are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28, 2013	August 31, 2012
Short-term restricted cash:
Restricted cash for Honduras loan	$1,200	$1,200
Other short-term restricted cash (1)	3,167	41
Total short-term restricted cash	4,367	1,241

Long-term restricted cash:
Restricted cash for Honduras loan	1,720	3,720
Restricted Cash - Colombia Bank Loans	32,000	32,000
Other long-term restricted cash (1)	845	785
Total long-term restricted cash	34,565	36,505

Total restricted cash	$38,932	$37,746

(1)
The other restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama and funds deposited in an escrow account.

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

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company was not required to revalue any assets or liabilities utilizing Level 1 or Level 3 inputs at the balance sheet dates.  The Company's Level

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2 assets and liabilities revalued at the balance sheet dates, on a recurring basis, primarily included cash flow hedges (interest rate swaps and cross-currency interest rate swaps) and forward foreign exchange contracts.  In addition, the Company utilizes Level 2 inputs in determining the fair value of long-term debt.  The Company has elected not to revalue long-term debt because this debt will be settled at the carrying value and not at the fair market value.  The Company did not make any significant transfers in and out of Level 1 and Level 2 fair value tiers during the periods reported on herein.

Nonfinancial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment.   For the periods reported, no impairment of such nonfinancial assets was recorded.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of February 28, 2013 and August 31, 2012 is as follows (in thousands):

	February 28, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$79,180	$79,930	$78,659	$80,830

Derivatives -   The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2013 and August 31, 2012.

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

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 28, 2013 and August 31, 2012.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2013 and August 31, 2012 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(93)	$—	$(93)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,691)	—	(1,691)
Total	$—	$(1,784)	$—	$(1,784)

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(216)	$—	$(216)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(983)	—	(983)
Total	$—	$(1,199)	$—	$(1,199)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2013 and August 31, 2012 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$105	$—	$105
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$105	$—	$105

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$27	$—	$27
Other accrued expenses (Foreign currency forward contracts)	—	(3)	—	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$24	$—	$24

As of February 28, 2013 and August 31, 2012, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of February 28, 2013 and August 31, 2012 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	February 28, 2013	August 31, 2012	Change
Goodwill	$36,699	$36,886	$(187)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provides members with a 2% rebate on most items, up to an annual maximum of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses. The rebate expires within six months of the membership renewal date. However, the Company has determined that in the absence of relevant historical experience, the Company is not able to make a reasonable estimate of rebate redemptions and accordingly has assumed a 100% redemption rate. The Company will periodically review expired unused rebates outstanding, and the expired unused rebates will be recognized as revenues: other income on the consolidated statements of income.
The Company recognizes gift certificate sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance. However, the absence of a large volume of transactions for gift certificates impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates; therefore, the Company assumes a 100% redemption rate prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as revenues: other income on the consolidated statements of income.
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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of good sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exist, requiring an adjustment of these assets to their then-current fair value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.

Contingencies and Litigation –  The Company accounts for and reports loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

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

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are recorded as Other income (expense) in the Consolidated Statements of Income. The following table summarizes the amounts recorded for the three and six month periods ending February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Currency gain (loss)	$(263)	$898	(263)	(286)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended February 28, 2013 and February 29, 2012.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables presents a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2	0.6	0.2	0.9
Differences in foreign tax rates	(4.0)	(2.8)	(4.4)	(3.0)
Permanent items and other adjustments	(2.8)	0.6	(1.5)	0.5
Increase (decrease) in foreign valuation allowance	1.0	(0.7)	0.6	0.8
Provision for income taxes	29.4%	32.7%	29.9%	34.2%

For the three month period ended on February 28, 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 0.4% results from adoption of California single sales factor apportionment, (ii) 2.0% results from decreases in applicable foreign statutory rates and higher profits in lower tax rate jurisdictions; (iii) 0.9% results from a change in the methodology regarding recognition of the federal benefit of state taxes.

For the first six months of fiscal year 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 1% results from a decrease in taxable losses of the Company's Colombia affiliate where the Company has taken a full valuation allowance against its deferred tax assets; (ii) 1% results from reversals of income tax liability for uncertain tax positions in the first six months of fiscal year 2013, compared to additional accruals for the same during the first six months of fiscal year 2012; (iii) 0.6% results from adoption of California single sales factor apportionment; and (iv) 1.4% results from decreases in applicable foreign statutory tax rates and higher profits in lower tax rate jurisdictions.

Recent Accounting Pronouncements

FASB ASC 405

In February 2013, the FASB issued amendments providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment will be retrospectively effective for the Company as of September 1, 2013. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASC 220

In February 2013, the FASB issued amended guidance for the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendments will require the Company to provide additional information about reclassifications of accumulated other comprehensive income. The amendment will be effective as of March 1, 2013.  Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASC 220

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Property and equipment consist of the following (in thousands):

	February 28,	August 31,
	2013	2012
Land	$94,974	$89,878
Building and improvements	216,836	198,967
Fixtures and equipment	115,203	103,250
Construction in progress	24,752	22,409
Total property and equipment, historical cost	451,765	414,504
Less: accumulated depreciation	(125,129)	(114,937)
Property and equipment, net	$326,636	$299,567

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal year 2012, as a result of the merger of wholly owned subsidiaries under the common control of the Company and the correction of currency translation errors, the Company recorded during the first quarter of fiscal year 2012 a decrease in Property and equipment, net of approximately $8.9 million (see Note 1 - Company Overview and Basis of Presentation).

Depreciation and amortization expense (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Depreciation and amortization expense	$6,031	$5,739	$11,715	$11,550

The Company capitalizes interest on qualifying assets over a period that covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continue. The amount capitalized in an accounting period is determined by applying the capitalization rate (average interest rate) to the average amount of accumulated expenditures for the qualifying asset during the period. The capitalization rates are based on the interest rates applicable to borrowings outstanding during the period.
Total interest capitalized (in thousands):

	February 28, 2013	August 31, 2012
Total interest capitalized	$4,559	$4,675
Total interest expense capitalized (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Interest expense capitalized	$110	$15	$281	$33

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted income per share using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards and dividend equivalent awards made in connection with grants of restricted stock units under the Company's Equity Incentive Award Plan.  In addition, the Company determines diluted income per share by including the basic weighted average of stock options outstanding in the calculation of diluted net income per share.

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2013 and February 29, 2012 (in thousands, except per share amounts):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income from continuing operations	$24,882	$20,217	$44,887	$34,213
Less: Earnings and dividends allocated to unvested stockholders	(540)	(399)	(964)	(620)
Dividend distribution to common stockholders	—	(17,745)	(17,755)	(17,745)
Basic undistributed net earnings available to common stockholders from continuing operations	$24,342	$2,073	$26,168	$15,848
Add: Net undistributed earnings allocated and reallocated to unvested stockholders (two-class method) and dividend distribution	—	17,745	17,755	17,745
Net earnings available to common stockholders from continuing operations	$24,342	$19,818	$43,923	$33,593
Net earnings (loss) available to common stockholders from discontinued operations	$—	$3	$—	$(4)
Basic weighted average shares outstanding	29,626	29,541	29,609	29,522
Add dilutive effect of stock options (two-class method)	10	12	11	13
Diluted average shares outstanding	29,636	29,553	29,620	29,535
Basic income per share from continuing operations	$0.82	$0.67	$1.48	$1.14
Diluted income per share from continuing operations	$0.82	$0.67	$1.48	$1.14
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net Income attributable to PriceSmart:
Income from continuing operations	$24,882	$20,217	$44,887	$34,213
Income (loss) from discontinued operations, net of tax	—	3	—	(4)
	$24,882	$20,220	$44,887	$34,209

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2013 and 2012.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	N/A	8/30/13	$0.30
1/25/12	$0.60	2/15/12	2/29/12	N/A	$0.30	8/15/12	8/31/12	N/A	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended
	February 28, 2013			February 29, 2012
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (3)	$(1,614)	$—	$(1,614)	$(472)	$—	$(472)
Defined benefit pension plans:
Net gain (loss) arising during period	2	—	2	3	—	3
Total defined pension plans	2	—	2	3	—	3
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	(421)	11	(410)	(1,897)	(120)	(2,017)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	—	—	7	—	7
Other comprehensive income (loss)	$(2,033)	$11	$(2,022)	$(2,359)	$(120)	$(2,479)

	Six Months Ended
	February 28, 2013			February 29, 2012
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (3)	$(3,010)	$—	$(3,010)	$(689)	$—	$(689)
Defined benefit pension plans:
Net gain (loss) arising during period	1	2	3	12	—	12
Total defined pension plans	1	2	3	12	—	12
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	(646)	31	(615)	(1,395)	40	(1,355)
Foreign currency translations differences for merger of foreign operations(2)(3)	—	—	—	(5,604)		(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	—	—	(3,277)		(3,277)
Other comprehensive income (loss)	$(3,655)	$33	$(3,622)	$(10,953)	$40	$(10,913)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of accumulated other comprehensive loss as reported within the balance sheet (in thousands):

	Six Month Period Ended February 28, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Foreign currency translation adjustments	(3,010)	—	—	(3,010)
Defined benefit pension plans	—	3	—	3
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	(615)	(615)
Ending balance, February 28, 2013	$(34,972)	$(71)	$(1,761)	$(36,804)

	Six Month Period Ended February 29, 2012
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2011	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(689)	—	—	(689)
Defined benefit pension plans	—	12	—	12
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	(1,355)	(1,355)
Foreign currency translations differences for merger of foreign operations(2)	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2)	(3,277)	—	—	(3,277)
Ending balance, February 29, 2012	$(31,464)	$(261)	$(2,103)	$(33,828)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps(1)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2011	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(1,187)	—	—	(1,187)
Defined benefit pension plans	—	199	—	199
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	—	—	(398)	(398)
Foreign currency translations differences for merger of foreign operations(2)	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2)	(3,277)	—	—	(3,277)
Ending balance, August 31, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)

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

	February 28, 2013	August 31, 2012
Retained earnings not available for distribution	$6,093	$5,490

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCK BASED COMPENSATION

The three types of equity awards offered by the Company are stock options (“options”), restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).  Compensation related to options is accounted for by applying the valuation technique based on the Black-Scholes model. Compensation related to RSAs and RSUs is based on the fair market value at the time of grant with the application of an estimated forfeiture rate.  The Company recognizes the compensation cost related to these awards over the requisite service period as determined by the grant, amortized ratably or on a straight line basis over the life of the grant.  The Company utilizes “modified grant-date accounting” for true-ups due to actual forfeitures at the vesting dates.  The Company records the tax savings resulting from tax deductions in excess of expense for stock-based compensation as additional paid-in capital and the tax deficiency resulting from stock-based compensation in excess of the related tax deduction as a reduction in paid-in capital, based on the Tax Law Ordering method.  In addition, the Company reflects the tax savings (deficiency) resulting from the taxation of stock-based compensation as a financing cash flow in its consolidated statement of cash flows, rather than as operating cash flows.

RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  RSUs are not issued nor outstanding until vested and do not have the cash dividend and voting rights of common stock.  However, the Company has paid dividend equivalents to the employees and directors with unvested RSUs equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  The providing of dividend equivalents on RSUs is subject to the annual review and final determination by the board of directors at their discretion.  Payments of dividend equivalents to employees are recorded as compensation expense.

The Company adopted the 2013 Equity Incentive Award Plan for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013 and transferred 233,830 shares available under the three prior equity participation plans into this new plan. This plan allows restricted stock awards and restricted stock units which typically vest between five to ten years. The following table summarizes the shares authorized and shares available for future grants:

		February 28, 2013	August 31, 2012
	Shares authorized	Shares available to grant	Shares available to grant
Prior Plans	2,350,000	N/A	194,925
2013 Plan	600,000	833,830	N/A

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Options granted to directors	$21	$22	$54	$40
Restricted stock awards	1,432	1,263	2,982	2,131
Restricted stock units	215	101	455	181
Stock-based compensation expense	$1,668	$1,386	$3,491	$2,352

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other information related to stock-based compensation:

	As of February 28, 2013	As of February 29, 2012
Remaining unrecognized compensation cost (in thousands)	$24,176	$26,988
Weighted average period of time over which this cost will be recognized (years)	7.63	8.26
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$829	$638

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

	Six Months Ended February 28,	Fiscal Year Ended August 31,
	2013	2012
Grants outstanding at beginning of period	700,893	436,611
Granted	6,264	399,041
Forfeited	(1,370)	(5,230)
Vested	(123,820)	(129,529)
Grants outstanding at end of period	581,967	700,893

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Six Months Ended
Weighted Average Grant Date Fair Value	February 28, 2013	February 29, 2012
Restricted stock awards and units granted	$82.87	$68.25
Restricted stock awards and units vested	39.34	23.69
Restricted stock awards and units forfeited	19.85	30.42

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Six Months Ended
	February 28, 2013	February 29, 2012
Total fair market value of restricted stock awards and units vested	$9,589	$7,548

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended
	February 28, 2013	February 29, 2012
Shares repurchased	41,744	41,910
Cost of repurchase of shares (in thousands)	$3,235	$2,842

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Six Months Ended
	February 28, 2013	February 29, 2012
Reissued treasury shares	—	196,850

The following table summarizes the stock options outstanding and the stock-based compensation related to stock options as a percentage to the total stock-based compensation:

	February 28, 2013	August 31, 2012
Stock Options Outstanding	30,975	36,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2013 and August 31, 2012, the Company had recorded within other accrued expenses a total of $2.7 million and $3.3 million, respectively, for various non-income tax related tax contingencies.

While the Company believes the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation, in estimating probable additional income tax liability taking into account uncertain tax positions and in evaluating the probable additional tax associated with various non-income tax filing positions.  As such, the Company is unable to make a

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are approximately $125,000 and $103,000, respectively.

During fiscal year 2010, the Company was made aware of a potential permitting issue involving the Alajuela warehouse club, located in Costa Rica with regard to the construction and design of a water retention basin (“WRB”) located on property owned by Hacienda Santa Anita(1) ("HSA"). This WRB is used to slow the flow of water runoff from property owned by the Company (the Alajuela warehouse club), property owned by the joint venture Plaza Price Alajuela ("PPA"), and property owned by HSA, as it is discharged into the municipal drainage system. The Company performed a set of complementary improvements to the WRB.  These improvements consisted of digging a network of dirt canals on HSA property to capture and conduct surface waters from these properties to the WRB.  Prior to the Company beginning this work, HSA required the Company to sign an indemnification agreement pursuant to which the Company agreed that it would purchase at fair market value the land held by HSA in the event HSA was not allowed to develop that land due to the construction of the canals.  The Company has estimated the current fair value of the land to be approximately $4.1 million. The Company has not recorded a liability for any of these matters as of February 28, 2013 and August 31, 2012.

(1)
Hacienda Santa Anita is a locally based business related to J.B. Enterprises (a Panamanian business entity). On September 29, 2008, the Company entered into a joint venture, known as Plaza Price Alajuela with J.B. Enterprises, to jointly own and operate a commercial retail center adjacent to the Alajuela warehouse club and the HSA property, with each owning a 50% interest in the joint venture.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2013	$36,033	$—	$857	$35,176	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended February 28,	Amount
2014	$7,791
2015	18,908
2016	17,912
2017	26,813
2018	2,812
Thereafter	4,944
Total	$79,180

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

These derivative instruments (cash flow hedging instruments) are designated and qualify as cash flow hedges, with the effective portion of the gain or loss on the derivative reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts recorded for ineffectiveness for the periods reported herein related to the interest rate or cross-currency interest rate swaps of long-term debt.

The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business, particularly in the case of U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of February 28, 2013, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados (1)	13-Feb-08	Citibank, N.A.	Interest rate swaps	4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

(1)	The Company's Barbados interest rate swap effective period ended on November 14, 2012.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six-month period ended February 28, 2013 and February 29, 2012, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Cost of Swaps	Interest expense
Interest expense for the three months ended February 28, 2013	$179	$463	$642
Interest expense for the three months ended February 29, 2012	196	308	504
Interest expense for the six months ended February 28, 2013	377	860	1,237
Interest expense for the six months ended February 29, 2012	339	556	895

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Balance as of
Floating Rate Payer (Swap Counterparty)	February 28, 2013	August 31, 2012
RBTT	$4,950	$5,400
Scotiabank	40,000	32,000
Citibank N.A.	—	2,475
Total	$44,950	$39,875

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	Derivatives
	February 28, 2013		August 31, 2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Interest rate swaps(1)	Other long-term liabilities	(93)	Other long-term liabilities	(216)
Cross currency interest rate swaps(2)	Other long-term liabilities	(1,691)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(3)		$(1,784)		$(1,199)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $70,000 and $162,000 net of tax as of February 28, 2013 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount of $23,000 and $54,000 as of February 28, 2013 and August 31, 2012, respectively.

(2)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.7 million and $983,000 as of February 28, 2013 and August 31, 2012, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company has entered into the forward foreign exchange contracts summarized below as of February 28, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	January 22, 2013 through February 28, 2013	Bank of Nova Scotia	Forward foreign exchange contracts	$10,500	March 1, 2013 through May 10, 2013	January 22, 2013 through May 10, 2013
Costa Rica	February 13, 2013 through February 19, 2013	Citibank N.A.	Forward foreign exchange contracts	2,000	April 16, 2013 through May 20, 2013	February 13, 2013 through May 20, 2013

For the three and six-month periods ended February 28, 2013 and February 29, 2012, the Company included the forward derivative gain or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Forward Derivative (Gain)/Loss
	Three Months Ended		Six Months Ended
Income Statement Classification	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Other income (expense), net	$37	$—	$132	$—

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	Derivatives
	February 28, 2013		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$105	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$105		$24

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below summarizes the Company’s interest in the VIEs and the Company’s maximum exposure to loss as a result of its involvement with the VIEs as of February 28, 2013 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$733	$(65)	$5,284	$1,767	$7,051
Price Plaza Alajuela, S.A.	50%	2,193	676	(53)	2,816	1,346	4,162
Total		$6,809	$1,409	$(118)	$8,100	$3,113	$11,213

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28, 2013	August 31, 2012
Current assets	$456	$943
Noncurrent assets	7,144	6,056
Current liabilities	557	1,052
Noncurrent liabilities	2	—

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income (loss)	$(8)	$6	$(16)	$20

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

The Company has made reclassifications to the consolidated balance sheet and to the consolidated statement income of recorded during fiscal year 2013 for fiscal year 2012 (see Footnote 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following table summarizes the impact of these reclassifications to the amounts reported for each segment (in thousands):

Six Month Period Ended February 29, 2012	United States Operations		Latin American Operations		Caribbean Operations	Total
Revenue from external customers-as previously reported	$5,708		$669,518		$353,292	$1,028,518
Reclassifications - front end sales	—		(190)		(144)	(334)
Reclassifications - demonstration income	—		(1,818)		(509)	(2,327)
Revenue from external customers-as currently reported	$5,708		$667,510		$352,639	$1,025,857

Long-lived assets (other than deferred tax assets)-as previously reported	$38,721		$214,409		$116,161	$369,291
Reclassifications	(22,165)	(1)	20,979	(2)	2,684	1,498
Long-lived assets (other than deferred tax assets)-as currently reported	$16,556		$235,388		$118,845	$370,789

(1)
The Company reclassified approximately $22.2 million of long-lived assets incorrectly allocated to United States operations within the segment reporting at the end of the second quarter to Latin American Operations and Caribbean Operations for approximately $19.5 million and $2.7 million, respectively.

(2)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $1.5 million.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2012	United States Operations	Latin American Operations		Caribbean Operations	Total
Long-lived assets (other than deferred tax assets)-as previously reported	$17,781	$249,925		$116,557	$384,263
Reclassifications	—	1,722	(3)	—	1,722
Long-lived assets (other than deferred tax assets)-as currently reported	$17,781	$251,647		$116,557	$385,985

(3)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $1.7 million.

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Six Month Period Ended February 28, 2013
Revenue from external customers	$9,396	$762,515	$370,785		$1,142,696
Intersegment revenues	444,339	—	2,378	(446,717)	—
Depreciation and amortization	1,010	6,285	4,420		11,715
Operating income	17,464	36,300	12,457		66,221
Net income	12,466	23,804	8,617		44,887
Capital expenditures, net	2,108	32,338	4,230		38,676
Long-lived assets (other than deferred tax assets)	18,874	277,978	114,913	—	411,765
Goodwill	—	31,717	4,982	—	36,699
Identifiable assets	75,982	499,828	216,915	—	792,725
Six Month Period Ended February 29, 2012
Revenue from external customers	$5,708	$667,510	$352,639	$—	$1,025,857
Intersegment revenues	384,463	3	2,297	(386,763)	—
Depreciation and amortization	808	5,809	4,933	—	11,550
Operating income	15,016	30,451	9,131	—	54,598
Net income	10,971	18,149	5,089	—	34,209
Capital expenditures, net	937	15,331	5,494	—	21,762
Long-lived assets (other than deferred tax assets)	16,556	235,388	118,845	—	370,789
Goodwill	—	32,032	5,189	—	37,221
Identifiable assets	45,462	440,508	211,557	—	697,527
As of August 31, 2012
Long-lived assets (other than deferred tax assets)	$17,781	$251,647	$116,557	$—	$385,985
Goodwill	—	31,760	5,126	—	36,886
Identifiable assets	87,467	441,857	206,388	—	735,712

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2013 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Forward foreign exchange contracts entered into after February 28, 2013

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $11.5 million with settlement dates from April 2013 through May 2013.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business; a few of the Company's stockholders own nearly 30.1% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012 filed on October 30, 2012 pursuant to the Securities Exchange Act of 1934.  See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and six month period ended February 28, 2013 and February 29, 2012 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of February 28, 2013 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of February 28, 2013 and February 29, 2012 for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of	Number of Warehouse Clubs in Operation as of	Anticipated warehouse club openings in
Country/Territory	February 28, 2013	February 29, 2012	Fiscal year 2013
Colombia	2	1	1
Panama	4	4	—
Costa Rica	5	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	30	29	1

The Company acquired land in south Cali, Colombia on December 14, 2011, upon which it opened its second warehouse club in Colombia on October 19, 2012.  On March 15, 2012, the Company acquired land in north Cali, Colombia upon which it anticipates opening its third warehouse club in Colombia in May 2013. Additionally, on February 4, 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, on February 15, 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

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

General Economic Factors

The economies in the major PriceSmart markets continue to experience moderate year-over-year growth. Specific events in some of the smaller countries in which the Company has warehouse clubs, such as increases in value-added taxes, reduced economic activity and other factors are contributing to a more challenging retail environment in those markets, adversely impacting sales growth.

The Company does not currently face direct competition from U.S. branded membership warehouse club operators. However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S. based retailer. The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. The Company has noted that certain retailers are making investments in upgrading their stores and adding new locations within the Company's markets resulting in increased competition. For example, Cost-U-Less, a cash and carry, low price operator with whom the Company competes in St. Thomas recently opened a location in Barbados. Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility.  Currency exchange rate changes either increase or decrease the cost of imported products for the Company's subsidiaries that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market.  Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar denominated monetary assets and liabilities within those markets that do not use the U.S. dollar as their functional currency.  These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and the value of items shipped from the U.S. to the Company's foreign markets that are U.S. dollar denominated.  Approximately 52% of the Company's net warehouse sales are comprised of products imported into the markets where PriceSmart warehouse clubs are located. Products imported for sale in PriceSmart markets are generally purchased in U.S. dollars, but approximately 79% of the Company's net warehouse sales are in foreign currencies.   The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local currency-denominated long-term loans in Honduras and Guatemala; and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. For example, in the first quarter of fiscal year 2012, concerns related to European sovereign debt contributed to the Colombian peso devaluation of 9.3% against the U.S. dollar, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

Business Strategy

The Company's business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU) covering a wide range of products at the lowest possible prices.   The Company charges an annual membership fee to its customers.  These fees combined with warehouse operating efficiencies and volume purchasing enable PriceSmart to operate its business on lower merchandise margins than conventional retail stores.  The combination of annual membership fees, operating efficiencies and low margins enable PriceSmart to offer its members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.

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

Current and Future Management Actions

 The Company seeks to increase sales by attracting new members and growing sales with existing members in its warehouse clubs and by adding new PriceSmart warehouse clubs.  The Company acquired land in south Cali, Colombia on December 14, 2011, upon which it opened its second warehouse club in Colombia on October 19, 2012.  On March 15, 2012, the Company acquired land in north Cali, Colombia upon which it anticipates opening its third warehouse club in Colombia in May 2013. Additionally, on February 4, 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, on February 15, 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in its markets.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices providing value to its members. In November, the Company introduced Platinum Membership in Costa Rica for $75 with a corresponding 2% rebate that can be applied against future purchases up to an annual maximum of $500.

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

Although the Company has leased sites in the past and will likely do so again in the future, generally the Company seeks to enhance its long-term business performance by buying rather than leasing real estate.  Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In the course of acquiring sites, the Company sometimes has to purchase more land than is actually needed for the warehouse club operation.  As an example, when the Company acquired the Alajuela site in Costa Rica, it purchased land for the PriceSmart warehouse club and entered into a joint venture with the seller on the balance of the property.  PriceSmart entered into a similar real estate transaction with respect to its Brisas site in Panama City.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property.  The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011.  A similar development strategy is being employed for the Company's excess land at the new San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by PriceSmart. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the second quarter of fiscal year 2013 included:

•
Net warehouse club sales increased 10.1% over the comparable prior year period. The Company had one additional warehouse club in the quarter (Cali, Colombia which opened on October 19, 2012) compared to the first quarter of fiscal 2012. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended March 3, 2013 grew 9.3%.

•	Membership income for the second quarter of fiscal year 2013 increased 30.2% to $8.3 million.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 10.1% over the prior year period and warehouse sales gross profits as a percent of net warehouse sales were equal to the same period last year at 14.7%.

•	Selling, general and administrative expenses (not including pre-opening expenses) decreased 31 basis points as a percentage of sales compared to the second quarter of last year.

•	Operating income for the second quarter of fiscal year 2013 was $36.5 million, an increase of $6.1 million over the second quarter of fiscal year 2012.

•	The Company had a $263,000 net loss from currency exchange transactions in the current quarter compared to a $898,000 net gain from currency exchange transactions in the same period last year.

•	Net income for the second quarter of fiscal year 2013 was $24.9 million, or $0.82 per diluted share, compared to $20.2 million, or $0.67 per diluted share, in the comparable prior year period.

Reclassifications to consolidated statement of income recorded during fiscal year 2013 for fiscal year 2012 - The Company receives cash consideration from its vendors for product demonstrations. Prior to fiscal year 2013, the Company recorded this consideration as other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statement income for fiscal year 2012 to conform to the presentation in fiscal year 2013. These reclassifications did not impact consolidated operating income or net income. The following table summarizes the impact of these reclassifications (in thousands):

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

The Company’s fiscal second quarter ended on February 28, 2013.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended			Six Months Ended
	February 28, 2013		February 29, 2012	February 28, 2013		February 29, 2012
	Amount	% Change	Amount	Amount	% Change	Amount
Net Warehouse club sales	$591,855	10.1%	$537,619	$1,115,454	10.9%	$1,005,811

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

Strong holiday sales in December contributed to overall quarter net warehouse sales growth of 10.1%. The Company had an additional warehouse club in operation in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. Transactions grew 6.1% in the quarter from the same period last year and average tickets grew 3.8%. While all merchandise categories recorded sales increases, the food and sundry merchandise categories had the highest growth, driven by sales in fresh, bakery, liquor and health and beauty products. The overall mix of imported products in the quarter was 52%, compared to 51% in the same quarter in the prior year.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia on October 19, 2012 will not be used in the calculation of comparable warehouse club sales until January of calendar year 2014.

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 9.3% for the 13-week period ended March 3, 2013, compared to the same 13-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and six months ended February 28, 2013 and February 29, 2012 in the segments in which the Company operates.

	Three Months Ended
	February 28, 2013				February 29, 2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$399,078	67.4%	$46,424	13.2%	$352,654	65.6%
Caribbean	192,777	32.6%	7,812	4.2%	184,965	34.4%
Net warehouse club sales	$591,855	100.0%	$54,236	10.1%	$537,619	100.0%

	Six Months Ended
	February 28, 2013				February 29, 2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$749,684	67.2%	$92,291	14.0%	$657,393	65.4%
Caribbean	365,770	32.8%	17,352	5.0%	348,418	34.6%
Net warehouse Club Sales	$1,115,454	100.0%	$109,643	10.9%	$1,005,811	100.0%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three and six months ended February 28, 2013 and February 29, 2012 , the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified and larger markets, plus the addition of the warehouse club sales in Cali, Colombia in the current periods compared to prior periods.

Export Sales

	Three Months Ended
	February 28, 2013				February 29, 2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$6,323	1.1%	$2,864	82.8%	$3,459	0.6%

	Six Months Ended
	February 28, 2013				February 29, 2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$9,396	0.8%	$3,688	64.6%	$5,708	0.6%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin that is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Membership income	$8,326	$1,933	30.2%	$6,393
Membership income % to net warehouse club sales	1.4%			1.2%
Number of total accounts	1,031,297	114,510	12.5%	916,787

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Membership Income	$15,999	$3,275	25.7%	$12,724
Membership income % to net warehouse club sales	1.4%			1.3%
Number of total accounts	1,031,297	114,510	12.5%	916,787

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.  Total member accounts grew 12.5% from the year ago period and the current average fee collected in the quarter is approximately 14.5% higher than a year ago primarily as a result of the membership fee increase that went into effect in June 2012.  Last year the Company recorded a one-time reduction to membership income of $323,000 related to recognition of revenue net of tax. The Company had a net add of 32,019 member accounts in the quarter. The Company introduced a Platinum Membership in Costa Rica in November for $75 (with corresponding 2% cash back on purchases up to an annual maximum of $500).  The Company has been pleased with the initial response rate for this new membership, but it did not have a significant impact on membership income in the period.  The membership renewal rate for the 12-month periods ended February 28, 2013 and February 29, 2012 was 85% and 88%, respectively.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Other income	$906	$(29)	(3.1)%	$935

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Other income	$1,847	$233	14.4%	$1,614

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$591,855	$54,236	100.0%	$537,619	100.0%
Less associated cost of goods	504,725	46,217	85.3%	458,508	85.3%
Warehouse gross profit margin	$87,130	$8,019	14.7%	$79,111	14.7%

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,115,454	$109,643	100.0%	$1,005,811	100.0%
Less associated cost of goods	949,669	91,296	85.1%	858,373	85.3%
Warehouse gross profit margin	$165,785	$18,347	14.9%	$147,438	14.7%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, warehouse gross profit margins as a percent of sales was unchanged from the same three month period in fiscal year 2012 at 14.7%. In the prior year, net warehouse margins were negatively impacted by 6 basis points related to incremental importation costs for the then new warehouse club in Barranquilla, Colombia.

For the six month period, warehouse gross profit margins as a percent of sales have increased approximately 20 basis points. Approximately 10 basis points of the improvement is related to reduced importation costs compared to the same period last year which included the initial start up of the then-new warehouse club in Barranquilla, Colombia. The remaining 10 basis points related to higher end-cap income, vendor promotions, reduced shrink and fewer markdowns, primarily in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.

Export Sales Gross Profit Margin

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$6,323	$2,864	100.0%	$3,459	100.0%
Less associated cost of goods sold	5,986	2,694	94.7%	3,292	95.2%
Export sales gross profit margin	$337	$170	5.3%	$167	4.8%

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$9,396	$3,688	100.0%	$5,708	100.0%
Less associated cost of goods sold	8,821	3,368	93.9%	5,453	95.5%
Export sales gross profit margin	$575	$320	6.1%	$255	4.5%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three and six months ended February 28, 2013 and February 29, 2012, the increase in export sales gross margin dollars in fiscal year 2013 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$48,213	8.1%	$2,451	5.4%	$45,762	8.5%

	Six Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$94,055	8.4%	$6,402	7.3%	$87,653	8.7%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

Warehouse club operations expense decreased 37 basis points as a percent of net warehouse sales in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012, even with the additional expenses associated with the Canas Gordas (Cali, Colombia) warehouse club. The Company experienced positive expense leverage in nearly all its major operating cost categories.

On a six month basis, warehouse club operations expense decreased 28 basis points as a percent of net warehouse sales.

General and Administrative Expenses

	Three Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$11,888	2.0%	$1,380	13.1%	$10,508	2.0%

	Six Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$23,046	2.1%	$3,427	17.5%	$19,619	2.0%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

Increased salaries and benefits for the Company's corporate and U.S. buying operations, including stock compensation expense resulting from restricted stock granted in January 2012, accounted for most of the increase in general and administrative expenses for the three and six month periods in the current fiscal year compared to the same three and six month periods in fiscal year 2012.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$147	$148	(14,800.0)%	$(1)

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$884	$723	449.1%	$161

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

The Company recorded pre-opening expenses during the second quarter of fiscal year 2013 related to the Menga (Cali North), Colombia warehouse club which is planned to open in early May 2013. On a six month basis, the pre-opening expenses also included those costs incurred for the Canas Gordas (Cali South) Colombia warehouse club which opened in October 2012.

Operating Income

	Three Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$36,451	6.2%	$6,114	20.2%	$30,337	5.6%

	Six Months Ended
	February 28, 2013				February 29, 2012
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$66,221	5.9%	$11,623	21.3%	$54,598	5.4%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, operating income improved $6.1 million compared to the prior year period, due primarily to higher sales and related margin and membership income. As a percentage of sales, operating income increased 52 basis points as membership income and warehouse operating expenses improved as a percentage of sales when compared with the prior year period.

Interest Income

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Interest income	$446	$241	117.6%	$205

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Interest income	$740	$351	90.2%	$389

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

Interest income increased in the current quarter due to an increase in the average aggregate cash balances from approximately $93.3 million to $117.3 million for the three months ended February 28, 2013 and February 29, 2012, respectively. The restricted cash deposits for this period were comprised of certificates of deposit with an average aggregate balance over the period of approximately $38.1 million with various banking institutions held as part of the Company's loan agreements with those banks and held in compliance with regulatory requirements. In last year's second fiscal quarter, restricted cash deposits were comprised of certificates of deposit with an average aggregate balance over the period of approximately $29.8 million held with various banking institutions as part of the Company's loan agreements with those banks and for regulatory requirements. Interest rates on local deposits were also higher during the quarter ending February 28, 2013 as compared with the prior year quarter.

Interest income increased in the six month period ending February 28, 2013 compared to the same period last year due to an increase in the average aggregate cash balances. These average balances were $102.5 million and $79.7 million for the six month periods ending February 28, 2013 and February 29, 2012, respectively. The average aggregate balance of restricted cash deposits for the six month period ended February 28, 2013 was approximately $37.9 million compared with approximately $29.8 million for the prior year six months ending February 29, 2012.

Interest Expense

	Three Months Ended
	February 28, 2013		February 29, 2012
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$953	$(71)	$1,024
Interest expense related to hedging activity	463	155	308
Capitalized interest	(110)	(95)	(15)
Net interest expense	$1,306	$(11)	$1,317

	Six Months Ended
	February 28, 2013		February 29, 2012
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,945	$(103)	$2,048
Interest expense related to hedging activity	860	304	556
Capitalized interest	(281)	(248)	(33)
Net interest expense	$2,524	$(47)	$2,571

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

Interest expense reflects borrowings by the Company's wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The increases in interest expense for the three and six months ended February 28, 2013 is due to an increase in expenses related to the Company's hedging activity with cross-currency swaps.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(49)	$17	(25.8)%	$(66)
Foreign Currency Gain or (Loss)	(263)	(1,161)	(129.3)%	898
Total other income (expense)	$(312)	$(1,144)	(137.5)%	$832

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(107)	$44	(29.1)%	$(151)
Currency Gain or (Loss)	(263)	23	(8.0)%	(286)
Total other income (expense)	$(370)	$67	(15.3)%	$(437)

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the second quarter of fiscal year 2013, the Company recorded a net currency loss of $263,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries. In the year ago period, the Company incurred a $898,000 gain. For the six month period, the Company recorded a net currency loss in fiscal year 2013 and fiscal year 2012 of $263,000 and $286,000, respectively.

Provision for Income Taxes

	Three Months Ended
	February 28, 2013		February 29, 2012
	2013		2012
	Amount	Change from prior year	Amount
Current tax expense	$10,271	$446	$9,825
Net deferred tax provision (benefit)	122	104	18
Provision for income taxes	$10,393	$550	$9,843
Effective tax rate	29.4%		32.7%

	Six Months Ended
	February 28, 2013		February 29, 2012
	2013		2012
	Amount	Change from prior year	Amount
Current tax expense	$17,924	1,420	$16,504
Net deferred tax provision (benefit)	1,248	(24)	1,272
Provision for income taxes	$19,172	$1,396	$17,776
Effective tax rate	29.9%		34.2%

Comparison of Three and Six Months Ended February 28, 2013 and February 29, 2012

For the three month period ended on February 28, 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 0.4% results from adoption of California single sales factor apportionment, (ii) 2.0% results from decreases in applicable foreign statutory rates and higher profits in lower tax rate jurisdictions; (iii) 0.9% results from a change in the methodology regarding recognition of the federal benefit of state taxes.

For the first six months of fiscal year 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 1% results from a decrease in taxable losses of the Company's Colombia affiliate where the Company has taken a full valuation allowance against its deferred tax assets; (ii) 1% results from reversals of income tax liability for uncertain tax positions in the first six months of fiscal year 2013, compared to additional accruals for the same during the first six months of fiscal year 2012; (iii) 0.6% results from adoption of California single sales factor apportionment; and (iv) 1.4% results from decreases in applicable foreign statutory tax rates and higher profits in lower tax rate jurisdictions.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$24,882	$4,665	23.1%	$20,217

	Six Months Ended
	February 28, 2013			February 29, 2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$44,887	$10,674	31.2%	$34,213

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

Total cash and cash equivalents at the end of the periods reported were as follows (in thousands):

	February 28, 2013	February 29, 2012
Cash and Cash Equivalents held by foreign subsidiaries	$77,504	$76,038
Cash and Cash Equivalents held domestically	23,698	14,761
Total Cash and Cash Equivalents	$101,202	$90,799

The Company’s cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2013	February 29, 2012
Net cash provided by (used in) continuing operating activities	$61,117	$47,240
Net cash provided by (used in) discontinued operations	—	375
Net cash provided by (used in) investing activities	(39,165)	(21,725)
Net cash provided by (used in) financing activities	(9,202)	(12,751)
Effect of exchange rates	(2,796)	843
Net increase (decrease) in cash and cash equivalents	$9,954	$13,982

The Company’s operating activities for all periods presented as summarized below.

	Six Months Ended		Increase/ (Decrease)
	February 28, 2013	February 29, 2012	2013 to 2012
Net income	$44,887	34,209	$10,678
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	11,715	11,550	165
(Gain) loss on sale of property and equipment	104	152	(48)
Deferred income taxes	2,031	1,764	267
Stock-based compensation expenses	2,662	1,714	948
Other non-cash operating activities	8	(7)	15
Net non-cash related expenses	16,520	15,173	1,347
Net income from operating activities reconciled for non-cash operating activities	61,407	49,382	12,025
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(4,853)	(3,455)	(1,398)
Changes in merchandise inventories	(18,411)	(2,674)	(15,737)
Changes in accounts payable	22,974	3,987	18,987
Net cash provided by discontinued operating activities	—	375	(375)
Net cash provided by (used in) operating activities	$61,117	47,615	$13,502

Net income from operating activities in the current six month period increased over the same period in fiscal year 2012 primarily as a result of higher sales, improved margins and membership income growth.  Net non-cash related expenses increased year-over-year due to increases in the amortization of stock-based compensation and the increase of deferred income taxes attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The changes in inventory and accounts payable resulted in a year-over-year decrease in cash used in operating activities during the current six month period of $3.3 million primarily due to higher merchandise inventory levels to support the sales growth and the addition of a warehouse club compared to a year ago.

The Company's use of cash in investing activities for the period is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2013	February 29, 2012	2013 to 2012
Cash used for additions of property and equipment:
Land acquisitions	$(11,093)	$(5,433)	$(5,660)
Warehouse club expansion, construction, and land improvements	(16,464)	(6,757)	(9,707)
Acquisition of fixtures and equipment	(11,119)	(9,572)	(1,547)
Proceeds from disposals of property and equipment	61	37	24
Capital contribution to Costa Rica joint venture	(300)	—	(300)
Capital contribution to Panama joint venture	(250)	—	(250)
Net cash flows provided by (used in) investing activities	$(39,165)	$(21,725)	$(17,440)

Net cash used in investing activities increased in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012 by approximately $17.4 million primarily due to an increase in cash expended for the construction and completion of a warehouse club and the construction and partial completion of a second warehouse club in Cali, Colombia, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia and the purchase of land for the purpose of building and operating warehouse clubs in Costa Rica and Honduras. The addition of fixtures and equipment for existing warehouse clubs and capital contributions by the Company for the joint ventures during the first six months of fiscal year 2013 was approximately $11.7 million.

Cash used in investing activities for the first six months of fiscal year 2012 consisted primarily of expenditures for land acquisitions, building construction and the acquisition of fixtures and equipment for new warehouse clubs. The addition of fixtures and equipment for existing warehouse clubs during the first six months of fiscal year 2012 was approximately $13.1 million.

Net cash used by financing activities for the period presented is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2013	February 29, 2012	2013 to 2012
New bank loans offset by establishment of certificates of deposit held against loans, and payments on existing bank loans	$2,222	$(1,579)	$3,801
Cash dividend payments	(9,065)	(9,060)	(5)
Proceeds from exercise of stock options and the tax benefit related to stock options	876	727	149
Purchase of treasury stock related to vesting of restricted stock	(3,235)	(2,839)	(396)
Net cash provided by (used in) financing activities	$(9,202)	$(12,751)	$3,549

Net cash provided by financing activities from loan activities increased in the first six months of fiscal year 2013 over the same period in fiscal year 2012 as the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Barbados Dollars), approximately USD $4.0 million. The release of restricted cash for approximately $2.0 million related to loans in Honduras also contributed to net cash provided by financing activities. The Company made regularly scheduled loan payments during the period for approximately $3.8 million.

Net cash provided by financing activities during the first six months of fiscal year 2012 were due to increases in loans for approximately $3.7 million, offset by the normally scheduled loan payments.

The following table summarizes the dividends declared and paid during fiscal years 2013 and 2012.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	N/A	8/30/13	$0.30
1/25/12	$0.60	2/15/12	2/29/12	N/A	$0.30	8/15/12	8/31/12	N/A	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On August 30, 2012 the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Barbados Dollars), approximately USD $4.0 million.  The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of the Company's Barbados subsidiary. On October 3, 2012, the Company obtained the proceeds from the BDS$8.0 million loan.

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

On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012, the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposit will earn an interest rate of three-month LIBOR.  The first tranche of $8.0 million from the incremental amount of the facility was funded on February 21, 2012, and the Company secured this portion of the loan with an $8.0 million secured time deposit pledged by the Company's Costa Rica subsidiary.

Derivatives

The Company is exposed to certain risks relating to its ongoing business operations. One risk managed by the Company using derivative instruments is interest rate risk.  To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the interest payments associated with variable-rate LIBOR loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, this subsidiary enters into cross-currency interest rate swaps that converts its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.  The forward currency hedges are not effective cash flow hedges because the notional amount and maturity date of the forward contract does not coincide with the accounts payable balance and due dates.  The hedge ineffectiveness is measured by use of the “hypothetical derivative method,” and the Company records the changes in the fair value of the forward contract related to the re-measurement of the payable at spot exchange rates as exchange rate gains or losses.  The implied interest rate included within the forward contract is reflected in earnings as interest expense.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The Company, through its subsidiaries, has entered into the following cross-currency interest rate swaps and interest rate swaps:

The following table summarizes these agreements:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados (1)	13-Feb-08	Citibank, N.A.	Interest rate swaps	4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

(1) The Company's Barbados interest rate swap effective period ended on November 14, 2012.

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

	Derivatives
	February 28, 2013		August 31, 2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(2)	Other non-current assets	$—	Other non-current assets	$—
Interest rate swaps(1)	Other long-term liabilities	$(93)	Other long-term liabilities	$(216)
Cross currency interest rate swaps(2)	Other long-term liabilities	(1,691)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(3)		$(1,784)		$(1,199)

(1)
The effective portion of the interest rate swaps was recorded as a loss to Accumulated other comprehensive loss for $70,000 and $162,000 net of tax, as of February 28, 2013 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount of $23,282 and $54,000 as of February 28, 2013 and August 31, 2012, respectively.

(2)
The effective portion of the cross currency interest rate swaps was recorded to Accumulated other comprehensive loss for $1.7 million and $983,000 as of February 28, 2013 and August 31, 2012, respectively.  The Company has recorded a valuation allowance on the related deferred tax asset.

(3)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company’s non-deliverable forward foreign exchange contracts as of February 28, 2013 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	January 22, 2013 through February 28, 2013	Bank of Nova Scotia	Forward foreign exchange contracts	$10,500	March 1, 2013 through May 10, 2013	January 22, 2013 through May 10, 2013
Costa Rica	February 13, 2013 through February 19, 2013	Citibank N.A.	Forward foreign exchange contracts	$2,000	April 16, 2013 through May 20, 2013	February 13, 2013 through May 20, 2013

The following table summarizes the fair value of non-deliverable forward foreign currency contracts, which do not qualify for derivative hedge accounting (in thousands):

	Derivatives
	February 28, 2013		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$105	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$105		$24

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2013	$36,033	$—	$857	$35,176	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

As of February 28, 2013, the Company had approximately $25.0 million of short-term facilities available in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.

As of February 28, 2013 and August 31, 2012, the Company, together with its wholly owned subsidiaries, had $79.2 million and $78.7 million, respectively, outstanding in long-term borrowings.  The increase during the current period primarily relates to the addition of long-term loans of approximately $4.0 million, offset by normally scheduled payments of principal of approximately $3.8 million. Translation adjustment gains also increased long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $299,000. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $59.6 million and $59.6 million as of February 28, 2013 and August 31, 2012, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $34.4 million and $36.9 million as of February 28, 2013 and August 31, 2012, respectively.

As of February 28, 2013 and August 31, 2012, the Company had approximately $60.2 million and $58.0 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of February 28, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.

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

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Shares repurchased	41,744	41,910	41,744	41,910
Cost of repurchase of shares (in thousands)	$3,235	$2,842	$3,235	$2,842
The Company has reissued treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued:

	Three Months Ended		Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Reissued treasury shares	—	196,850	—	196,850

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of the Company’s accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes, merchandise inventories, and long-lived assets.  The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2013, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2013 of approximately $26.3 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. federal NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date, as well as a significant portion of the losses generated as a result of the PSMT Philippines disposal in August 2005, are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company intends to make a single sales factor election on its California tax return for fiscal year 2012 and subsequent years. This election will significantly reduce the California apportionment factor and, therefore, California taxable income. The Company had net foreign deferred tax assets of $9.0 million and $8.7 million as of February 28, 2013 and August 31, 2012, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassess these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ending on February 28, 2013 and February 29, 2012. The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested.

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

Recent Accounting Pronouncements

FASB ASC 405

In February 2013, the FASB issued amendments providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment will be retrospectively effective for the Company as of September 1, 2013. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

FASB ASC 220

In February 2013, the FASB issued amended guidance for the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendments will require the Company to provide additional information about reclassifications of accumulated other comprehensive income. The amendment will be effective as of March 1, 2013.  Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The Company, through wholly owned subsidiaries, conducts operations primarily in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that cause volatility in foreign currency exchange rates or weak economic conditions.  As of February 28, 2013, the Company had a total of 30 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 23 of which operate under currencies other than the U.S. dollar. For fiscal year 2013, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  The following tables summarize by country the weakening of the countries' currency against the U.S. dollar (devaluation) or the strengthening of their currencies (revaluation):

	Revaluation/(Devaluation)
	Six Months Ended
	February 28, 2013	February 29, 2012
Country	% Change	% Change

Colombia	0.03%	(9.26)%
Costa Rica	(0.94)%	0.94%
Dominican Republic	(1.35)%	(1.00)%
Guatemala	1.37%	(0.59)%
Honduras	(0.77)%	(0.45)%
Jamaica	(1.33)%	(0.63)%
Nicaragua	(0.82)%	(1.22)%
Trinidad	(0.30)%	(0.10)%

Foreign currency exchange fluctuations can increase or decrease the Company's cost of sales, operating, selling, general and administrative expenses, and otherwise affect the Company's operating results.  There can be no assurance that the Company will not experience any other material effects on the Company's business, financial condition, operating results, cash flow or liquidity, from currency fluctuations in other countries.

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

	Six Month Period Ended February 28, 2013
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Foreign currency translation adjustments	(3,010)	—	—	(3,010)
Defined benefit pension plans	—	3	—	3
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	(615)	(615)
Ending balance, February 28, 2013	$(34,972)	$(71)	$(1,761)	$(36,804)

	Six Month Period Ended February 29, 2012
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2012	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(689)	—	—	(689)
Defined benefit pension plans	—	12	—	12
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	(1,355)	(1,355)
Foreign currency translations differences for merger of foreign operations	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment	(3,277)	—	—	(3,277)
Ending balance, February 29, 2012	$(31,464)	$(261)	$(2,103)	$(33,828)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments	Defined benefit pension plans(1):	Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	Accumulated other compre-hensive loss
Beginning balance, September 1, 2011	$(21,894)	$(273)	$(748)	$(22,915)
Foreign currency translation adjustments	(1,187)	—	—	(1,187)
Defined benefit pension plans	—	199	—	199
Unrealized gains (losses) on change in fair value of interest rate swaps	—	—	(398)	(398)
Foreign currency translations differences for merger of foreign operations	(5,604)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment	(3,277)	—	—	(3,277)
Ending balance, August 31, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)

The following is a listing of the countries or territories where the Company currently operates and their respective currencies, as of February 28, 2013:

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

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended February 28, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
ER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2012 - December 31, 2012	—	$—	—	N/A
January 1, 2013 - January 31, 2013	41,774	77.43	—	N/A
February 1, 2013 - February 28, 2013	—	—	—	N/A
Total	41,774	$77.43	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Third Amendment to Employment Agreement between PriceSmart, Inc. and John Heffner, dated January 1, 2013.

10.2	Fourteenth Amendment to Employment Agreement between PriceSmart, Inc. and William Naylon, dated January 1, 2013.

10.3	Twenty-First Amendment to Employment Agreement between PriceSmart, Inc. and Jose Luis Laparte, dated January 1, 2013.

10.4	Twenty-Second Amendment to Employment Agreement between PriceSmart, Inc. and John Hildebrandt, dated January 1, 2013.

10.5	Twenty-Third Amendment to Employment Agreement between PriceSmart, Inc. and Brud Drachman, dated January 1, 2013.

10.6	Twenty-Fifth Amendment to Employment Agreement between PriceSmart, Inc. and Thomas Martin, dated January 1, 2013.

10.7	Thirty-First Amendment to Employment Agreement between PriceSmart, Inc. and Robert M. Gans, dated January 1, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	April 9, 2013	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 9, 2013	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)