Form 10-Q
period 2013-05-31
PRICESMART INC
filed 2013-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2013
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
 The registrant had 30,233,138 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2013.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2013 and the consolidated balance sheet as of August 31, 2012, the unaudited consolidated statements of income for the three and nine months ended May 31, 2013 and 2012, the unaudited consolidated statements of comprehensive income for the three and nine months ended ended May 31, 2013 and 2012, the unaudited consolidated statements of equity for the nine months ended May 31, 2013 and 2012, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2013 and 2012, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2013	August 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92,408	$91,248
Short-term restricted cash	4,386	1,241
Receivables, net of allowance for doubtful accounts of $5 and $1 as of May 31, 2013 and August 31, 2012, respectively	3,352	3,361
Merchandise inventories	220,923	201,043
Deferred tax assets – current	6,265	5,619
Prepaid expenses and other current assets	22,853	19,067
Total current assets	350,187	321,579
Long-term restricted cash	34,576	36,505
Property and equipment, net	329,914	299,567
Goodwill	36,622	36,886
Deferred tax assets – long term	13,657	14,835
Other non-current assets (includes $987 as of May 31, 2013 for the fair value of derivative instruments)	19,431	18,781
Investment in unconsolidated affiliates	8,107	7,559
Total Assets	$792,494	$735,712
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$175,037	$173,198
Accrued salaries and benefits	16,267	14,729
Deferred membership income	16,568	13,747
Income taxes payable	7,208	8,193
Other accrued expenses	18,877	17,515
Dividends payable	9,065	—
Long-term debt, current portion	7,784	7,237
Deferred tax liability – current	188	122
Total current liabilities	250,994	234,741
Deferred tax liability – long-term	2,465	2,191
Long-term portion of deferred rent	4,423	4,336
Long-term income taxes payable, net of current portion	2,166	2,512
Long-term debt, net of current portion	68,068	71,422
Other long-term liabilities (includes $212 and $1,200 for the fair value of derivative instruments and $466 and $396 for the defined benefit plans as of May 31, 2013 and August 31, 2012, respectively)	678	1,596
Total liabilities	328,794	316,798
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,920,998 and 30,855,651 shares issued and 30,233,138 and 30,210,255 shares outstanding (net of treasury shares) as of May 31, 2013 and August 31, 2012, respectively	3	3
Additional paid-in capital	389,133	384,154
Tax benefit from stock-based compensation	7,951	6,680
Accumulated other comprehensive loss	(36,656)	(33,182)
Retained earnings	123,035	77,739
Less: treasury stock at cost; 687,860 and 645,426 as of May 31, 2013 and August 31, 2012, respectively	(19,766)	(16,480)
Total equity	463,700	418,914
Total Liabilities and Equity	$792,494	$735,712
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Revenues:
Net warehouse club sales	$555,815	$494,747	$1,671,269	$1,500,558
Export sales	6,224	2,768	15,620	8,476
Membership income	8,774	6,944	24,773	19,668
Other income	909	869	2,756	2,483
Total revenues	571,722	505,328	1,714,418	1,531,185
Operating expenses:
Cost of goods sold:
Net warehouse club	475,727	420,724	1,425,396	1,279,097
Export	5,907	2,622	14,728	8,075
Selling, general and administrative:
Warehouse club operations	49,421	45,540	143,476	133,193
General and administrative	11,404	10,940	34,450	30,559
Pre-opening expenses	525	94	1,409	255
Total operating expenses	542,984	479,920	1,619,459	1,451,179
Operating income	28,738	25,408	94,959	80,006
Other income (expense):
Interest income	338	279	1,078	668
Interest expense	(427)	(1,344)	(2,951)	(3,915)
Other income (expense), net	(1,034)	(538)	(1,404)	(975)
Total other expense	(1,123)	(1,603)	(3,277)	(4,222)
Income from continuing operations before provision for income taxes and income (loss) of unconsolidated affiliates	27,615	23,805	91,682	75,784
Provision for income taxes	(9,082)	(8,078)	(28,254)	(25,854)
Income (loss) of unconsolidated affiliates	6	(19)	(2)	(9)
Income from continuing operations	18,539	15,708	63,426	49,921
Income (loss) from discontinued operations, net of tax	—	(2)	—	(6)
Net income	$18,539	$15,706	$63,426	$49,915
Net income per share available for distribution:
Basic net income per share from continuing operations	$0.61	$0.52	$2.09	$1.66
Basic net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Basic net income per share	$0.61	$0.52	$2.09	$1.66
Diluted net income per share from continuing operations	$0.61	$0.52	$2.09	$1.66
Diluted net income (loss) per share from discontinued operations, net of tax	$—	$—	$—	$—
Diluted net income per share	$0.61	$0.52	$2.09	$1.66
Shares used in per share computations:
Basic	29,683	29,584	29,634	29,543
Diluted	29,692	29,595	29,644	29,555
Dividends per share	$—	$—	$0.60	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income	$18,539	$15,706	$63,426	$49,915
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(2,073)	$385	$(5,083)	$(304)
Defined benefit pension plans:
Net gain (loss) arising during period	(2)	—	1	12
Total defined pension plans	(2)	—	1	12
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	2,223	1,322	1,608	(33)
Foreign currency translation differences for merger of foreign operations(2)(3)	—	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	—	—	(3,277)
Other comprehensive income (loss)	148	1,707	(3,474)	(9,206)
Comprehensive income	$18,687	$17,413	$59,952	$40,709

(1)	See Note 9 - Derivative Instruments and Hedging Activities.

(2)	See Note 1 - Company Overview and Basis of Presentation.

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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumu-lated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock			Total
	Shares	Amount					Shares	Amount		Equity
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)		$375,838
Purchase of treasury stock	—	—	—	—	—	—	44	(3,013)	(1)	(3,013)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953		—
Issuance of restricted stock award	345	—	—	—	—	—	—	—		—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—		—
Exercise of stock options	6	—	89	—	—	—	—	—		89
Stock-based compensation	—	—	3,885	737	—	—	—	—		4,622
Dividend paid to stockholders	—	—	—	—	—	(9,060)	—	—		(9,060)
Dividend payable to stockholders	—	—	—	—	—	(9,063)	—	—		(9,063)
Net income	—	—	—	—	—	49,915	—	—		49,915
Other comprehensive income (loss)	—	—	—	—	(9,206)	—	—	—		(9,206)
Balance at May 31, 2012	30,848	$3	$382,570	$5,979	$(32,121)	$60,030	643	$(16,339)		$400,122

Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)		$418,914
Purchase of treasury stock	—	—	—	—	—	—	42	(3,286)		(3,286)
Issuance of restricted stock award	61	—	—	—	—	—	—	—		—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—		—
Exercise of stock options	6	—	125	—	—	—	—	—		125
Stock-based compensation	—	—	4,854	1,271	—	—	—	—		6,125
Dividend paid to stockholders	—	—	—	—	—	(9,065)	—	—		(9,065)
Dividend payable to stockholders	—	—	—	—	—	(9,065)	—	—		(9,065)
Net income	—	—	—	—	—	63,426	—	—		63,426
Other comprehensive income (loss)	—	—	—	—	(3,474)	—	—	—		(3,474)
Balance at May 31, 2013	30,921	$3	$389,133	$7,951	$(36,656)	$123,035	687	$(19,766)		$463,700

(1) Includes a $3 adjustment for an over billing recorded in fiscal year 2011, adjusted in fiscal year 2012.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2013	2012
Operating Activities:
Net income	$63,426	$49,915
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,943	17,610
Allowance for doubtful accounts	4	(1)
(Gain) loss on sale of property and equipment	356	239
Deferred income taxes	2,143	1,728
Discontinued operations	—	6
Excess tax deficiency (benefit) on stock-based compensation	(1,271)	(737)
Equity in gains/(losses) of unconsolidated affiliates	2	9
Stock-based compensation	4,854	3,885
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	667	4,625
Merchandise inventories	(19,880)	(3,031)
Accounts payable	(1,308)	1,326
Net cash provided by (used in) continuing operating activities	66,936	75,574
Net cash provided by (used in) discontinued operating activities	—	407
Net cash provided by (used in) operating activities	66,936	75,981
Investing Activities:
Additions to property and equipment	(49,235)	(35,769)
Proceeds from disposal of property and equipment	70	86
Capital contribution to joint ventures	(550)	—
Net cash flows provided by (used in) investing activities	(49,715)	(35,683)
Financing Activities:
Proceeds from bank borrowings	3,980	75,924
Repayment of bank borrowings	(5,817)	(63,397)
Cash dividend payments	(9,065)	(9,060)
Release of (addition to) restricted cash	(1,148)	(14,000)
Excess tax (deficiency) benefit on stock-based compensation	1,271	737
Purchase of treasury stock	(3,286)	(3,013)
Proceeds from exercise of stock options	125	89
Net cash provided by (used in) financing activities	(13,940)	(12,720)
Effect of exchange rate changes on cash and cash equivalents	(2,121)	548
Net increase (decrease) in cash and cash equivalents	1,160	28,126
Cash and cash equivalents at beginning of period	91,248	76,817
Cash and cash equivalents at end of period	$92,408	$104,943

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,012	$3,775
Income taxes	$27,733	$22,193
Supplemental non-cash item:
Cancellation of joint ventures Prico Enterprise loan	$—	$(473)
Dividends declared but not paid	$9,065	$9,063

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2013

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2013, the Company had 31 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Colombia, Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and Cali warehouse clubs have reinforced the Company's belief that Colombia could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

Reclassifications to consolidated balance sheet recorded during fiscal year 2013 for fiscal year 2012 - Certain reclassifications to the consolidated balance sheet have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated total assets, total current liabilities or total liabilities. Included within these reclassifications were reclassifications of Value Added Tax from Prepaid expenses and other current assets to Other non-current assets of approximately $13.3 million (see Note 2, Summary of Significant Accounting Polices for further details).

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 Reclassifications and prior period adjustments recorded during fiscal year 2012 - During fiscal year 2007 and during the first quarter of fiscal year 2012, the Company merged in each period a wholly owned subsidiary formed to purchase, develop and serve as a holding company for the land and buildings used by certain operating warehouse clubs (each, a “Landco”) with one of the wholly owned subsidiaries formed to operate these warehouse clubs (each, an “Opco”).  Each of the Landco entities involved in these mergers had a functional and reporting currency in U.S. dollars, and each of the related Opco entities that they were merged into had a foreign currency as a functional currency and U.S. dollars as a reporting currency.  In each of these mergers, the Opco was the surviving entity, with the assets, liabilities and equity accounts of the Landco being transferred to the Opco and the Landco subsidiary ceasing to exist.  Since the Landco entity ceased to exist, and all relevant economic activities previously performed by the Landco no longer existed, a significant change in economic facts and circumstances was determined to have taken place, indicating that the functional currency had changed as the assets were transferred to the Opco. Upon this transfer, the Company was required to remeasure the non-monetary balance sheet items at historical exchange rates in order to produce the same result in terms of the functional currency that would have occurred if those items had been initially recorded in the foreign functional currency.  As a result of the 2012 merger, and the resulting translation adjustments, the Company recorded in the first quarter of fiscal year 2012 a charge to comprehensive income for approximately $5.6 million relating to the fiscal year 2012 merger, with a corresponding reduction to Property and equipment, net for the same amount.

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2013	August 31, 2012
Short-term restricted cash:
Restricted cash in Honduras (1)	$4,347	$1,200
Other short-term restricted cash (2)	39	41
Total short-term restricted cash	4,386	1,241

Long-term restricted cash:
Restricted cash for Honduras loan	1,720	3,720
Restricted cash for Colombia bank loans	32,000	32,000
Other long-term restricted cash (2)	856	785
Total long-term restricted cash	34,576	36,505

Total restricted cash	$38,962	$37,746

(1)	Restricted cash in Honduras consists mainly of $3.1 million in funds held in escrow related to the purchase of land and $1.2 million related to loans.

(2)
The other restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama and funds deposited in Panama, in an escrow account related to a legal settlement.

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

Value Added Tax Receivable - The Company within the course of its normal business pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, whereby some or all of the VAT collected through sales paid for by credit card are remitted by the credit card processor directly to the government, thereby altering the natural offset of input and output VAT and forcing the Company to process significant refund claims. The refund process can take anywhere from several months to several years to

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets; however, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and expects to prevail; therefore, it has not placed any type of allowance on the amounts of VAT receivable. The balance of the VAT receivable in this country was $4.2 million and $3.7 million as of May 31, 2013 and August 31, 2012, respectively.

The Company's policy for classification and presentation of VAT receivables is as follows:

•Short-term VAT receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to use the VAT receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

•Long-term VAT receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to process refund requests within one year and/or for amounts which are subject to outstanding disputes. An allowance is provided against VAT balances in dispute when the Company does not expect to eventually prevail in its recovery.

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2013	August 31, 2012
Other current assets	$8,359	$5,591
Other non-current assets	$12,824	$13,313

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable:  The carrying value approximates fair value due to the short maturity of these accounts.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of May 31, 2013 and August 31, 2012 is as follows (in thousands):

	May 31, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$75,852	$76,191	$78,659	$80,830

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2013 and August 31, 2012.

Fair Value Instruments. The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2013 and August 31, 2012.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2013 and August 31, 2012 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of May 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$987	$—	$987
Other long-term liabilities – (Interest rate swaps)	$—	$(53)	$—	$(53)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(159)	—	(159)
Total	$—	$775	$—	$775

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other long-term liabilities – (Interest rate swaps)	$—	$(216)	$—	$(216)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(983)	—	(983)
Total	$—	$(1,199)	$—	$(1,199)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2013 and August 31, 2012 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of May 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$393	$—	$393
Other accrued expenses (Foreign currency forward contracts)	—	(53)	—	(53)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$340	$—	$340

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$27	$—	$27
Other accrued expenses (Foreign currency forward contracts)	—	(3)	—	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$24	$—	$24

As of May 31, 2013 and August 31, 2012, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of May 31, 2013 and August 31, 2012 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	May 31, 2013	August 31, 2012	Change
Goodwill	$36,622	$36,886	$(264)

The Company reviews goodwill at the entity level for impairment. The Company first reviews qualitative factors for each reporting unit, in determining if an annual goodwill test is required. If the Company's review of qualitative factors indicates a requirement for a test of goodwill impairment, the Company then will assess whether the carrying amount of a reporting unit is greater than zero and exceeds its fair value established during the Company's prior test of goodwill impairment ("established fair value"). If the carrying amount of a reporting unit at the entity level is greater than zero and its established fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If either the carrying amount of the reporting unit is not greater than zero or if the carrying amount of the entity exceeds its established fair value, the Company performs a second test to determine whether goodwill has been impaired and to calculate the amount of that impairment.

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

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three and nine month periods ending May 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Currency gain (loss)	$(785)	$(450)	(1,049)	(736)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended May 31, 2013 and 2012.

The following tables presents a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.5	0.3	0.7
Differences in foreign tax rates	(2.6)	(6.7)	(3.9)	(4.1)
Permanent items and other adjustments	—	4.6	(1.1)	1.8
Increase (decrease) in foreign valuation allowance	0.2	0.5	0.5	0.7
Provision for income taxes	32.9%	33.9%	30.8%	34.1%

For the three-month period ended on May 31, 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 0.2% of decrease results from adoption of California single sales factor apportionment; (ii) 0.5% of decrease relates to the Company's Colombia affiliate; (iii) 1% of decrease results from prior period credit card processing fees, recorded in the third quarter of fiscal year 2012, for which the Company did not recognize a tax benefit; and (iv) 1% of increase results from reversals of income tax liability for uncertain tax positions in the third quarter of fiscal year 2012.

For the first nine months of fiscal year 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 1.4% relates to the Company's Colombia affiliate; (ii) 0.5% results from adoption of California single sales factor apportionment; (iii) 0.3% results from prior period credit card processing fees, recorded in fiscal year 2012, for which the Company did not recognize a tax benefit; and (iv) 0.4% results from changes in income tax liabilities for uncertain tax positions.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC 220

In February 2013, the FASB issued amended guidance for the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment requires the Company to provide additional information about reclassifications of accumulated other comprehensive income. The amendment was effective as of March 1, 2013.  The Company adopted this guidance on March 1, 2013. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of certain components of building improvements and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Property and equipment consist of the following (in thousands):

	May 31, 2013	August 31, 2012
Land	$94,072	$89,878
Building and improvements	230,363	198,967
Fixtures and equipment	117,751	103,250
Construction in progress	16,888	22,409
Total property and equipment, historical cost	459,074	414,504
Less: accumulated depreciation	(129,160)	(114,937)
Property and equipment, net	$329,914	$299,567

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

Depreciation and amortization expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Depreciation and amortization expense	$6,228	$6,061	$17,943	$17,610

The Company capitalizes interest on expenditures for qualifying assets over a period that covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continue. The amount capitalized in an accounting period is determined by applying the capitalization rate (average interest rate) to the average amount of accumulated expenditures for the qualifying asset during the period. The capitalization rates are based on the interest rates applicable to borrowings outstanding during the period.
Total interest capitalized (in thousands):

	As of May 31, 2013	As of August 31, 2012
Total interest capitalized	$4,528	$4,675

Total interest capitalized (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Interest capitalized	$1,008	$69	$1,289	$101

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted income per share using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in earnings that would have been available to common stockholders.   A participating security is defined as a security that is eligible to participate in earnings with common stock.  The Company’s capital structure includes restricted stock awards issued under the Company's equity incentive award plans that participate in the distribution of dividends on a one for one basis for distribution of dividends.  In addition, the Company determines diluted income per share by using the more dilutive of the two class-method or the treasury stock method that includes all potential common shares assumed issued in the calculation of diluted net income per share.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income from continuing operations	$18,539	$15,708	$63,426	$49,921
Less: Allocation of income to unvested stockholders	372	354	1,344	941
Net earnings available to common stockholders from continuing operations	$18,167	$15,354	$62,082	$48,980
Net earnings (loss) available to common stockholders from discontinued operations	$—	$(2)	$—	$(6)
Basic weighted average shares outstanding	29,683	29,584	29,634	29,543
Add dilutive effect of stock options (two-class method)	9	11	10	12
Diluted average shares outstanding	29,692	29,595	29,644	29,555
Basic income per share from continuing operations	$0.61	$0.52	$2.09	$1.66
Diluted income per share from continuing operations	$0.61	$0.52	$2.09	$1.66
Basic income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted income (loss) per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income attributable to PriceSmart:
Income from continuing operations	$18,539	$15,708	$63,426	$49,921
Income (loss) from discontinued operations, net of tax	—	(2)	—	(6)
Net Income	$18,539	$15,706	$63,426	$49,915

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended
	May 31, 2013			May 31, 2012
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(2,073)	$—	$(2,073)	$385	$—	$385
Defined benefit pension plans:
Net gain (loss) arising during period	1	(3)	(2)	4	(4)	—
Total defined pension plans	1	(3)	(2)	4	(4)	—
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	2,558	(335)	2,223	1,363	(41)	1,322
Other comprehensive income (loss)	$486	$(338)	$148	$1,752	$(45)	$1,707

	Nine Months Ended
	May 31, 2013			May 31, 2012
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(5,083)	$—	$(5,083)	$(304)	$—	$(304)
Defined benefit pension plans:
Net gain (loss) arising during period	2	(1)	1	16	(4)	12
Total defined pension plans	2	(1)	1	16	(4)	12
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	1,974	(366)	1,608	48	(81)	(33)
Foreign currency translations differences for merger of foreign operations(1)(3)	—	—	—	(5,604)	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (1) (3)	—	—	—	(3,277)	—	(3,277)
Other comprehensive income (loss)	$(3,107)	$(367)	$(3,474)	$(9,121)	$(85)	$(9,206)

(1)
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

(2)	See Note 9 - Derivative Instruments and Hedging Activities.

(3)	See Note 1 - Company Overview and Basis of Presentation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of other comprehensive loss included as a separate component of equity within the balance sheet and for each component of other comprehensive income, the current period reclassifications out of accumulated other comprehensive income (in thousands):

	Nine Month Period Ended May 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(5,083)	—	—		(5,083)
Amounts reclassified from accumulated other comprehensive income	—	1	1,608	(1)	1,609
Net current-period other comprehensive income	(5,083)	1	1,608		(3,474)
Ending balance, May 31, 2013	$(37,045)	$(73)	$462		$(36,656)

	Nine Month Period Ended May 31, 2012
	Foreign currency translation adjustments		Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2011	$(21,894)		$(273)	$(748)		$(22,915)
Other comprehensive income before reclassifications	(9,185)	(2)	—	—		(9,185)
Amounts reclassified from accumulated other comprehensive income	—		12	(33)	(1)	(21)
Net current-period other comprehensive income	(9,185)		12	(33)		(9,206)
Ending balance, May 31, 2012	$(31,079)		$(261)	$(781)		$(32,121)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments		Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2011	$(21,894)		$(273)	$(748)		$(22,915)
Other comprehensive income before reclassifications	(10,068)	(2)	—	—		(10,068)
Amounts reclassified from accumulated other comprehensive income	—		199	(398)	(1)	(199)
Net current-period other comprehensive income	(10,068)		199	(398)		(10,267)
Ending balance, August 31, 2012	$(31,962)		$(74)	$(1,146)		$(33,182)
(1) See Note 9 - Derivative Instruments and Hedging Activities.
(2) Includes $5.6 million to record foreign currency translation differences for merger of operations, $3.3 million to correct foreign currency translations for prior years related to foreign operations affecting property and equipment and $1.2 million in foreign currency translation adjustments. See Note 1- Company Overview and Basis of Presentation for details.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands):

	Nine Month Period Ended				Twelve Month Period Ended
	May 31, 2013		May 31, 2012		August 31, 2012
	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented
Amortization of Defined benefit pension plan
Prior service costs	—	(1)	—	(1)	—	(1)
Actuarial gains (losses)	2	(1)	16	(1)	265	(1)
Total before tax	2		16		265
Tax benefit	(1)	Statement of Income- Provision for income taxes	(4)	Statement of Income- Provision for income taxes	(66)	Statement of Income- Provision for income taxes
Net of tax	1	(1)	12	(1)	199	(1)

Unrealized gains/(losses) on change in fair value of interest rate swaps
Cross currency interest rate cash flow hedges	987	Balance sheet- other non-current assets	78	Balance sheet- other non-current assets	—	Balance sheet-other non-current assets
Interest rate cash flow hedges	163	Balance sheet- other long-term liabilities	258	Balance sheet- other long-term liabilities	328	Balance sheet-other long-term liabilities
Cross currency interest rate cash flow hedges	824	Balance sheet- other long-term liabilities	(288)	Balance sheet- other long-term liabilities	(644)	Balance sheet-other long-term liabilities
Total before tax	1,974		48		(316)
Tax expense	(41)	Balance sheet- Deferred tax assets	(55)	Balance sheet- Deferred tax assets	(82)	Balance sheet- Deferred tax assets
Tax expense	(325)	Balance sheet- Deferred tax liabilities	(26)	Balance sheet- Deferred tax liabilities	—	Balance sheet- Deferred tax liabilities
Net of tax	1,608	Balance sheet- other long-term liabilities	(33)	Balance sheet- other long-term liabilities	(398)	Balance sheet-other long-term liabilities
(1) These amounts are included as part of salaries reported within the statement of income; warehouse club operations.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	May 31, 2013	August 31, 2012
Retained earnings not available for distribution	$6,268	$5,490

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

		May 31, 2013	August 31, 2012
	Shares authorized	Shares available to grant	Shares available to grant
Prior Plans	2,350,000	N/A	194,925
2013 Plan	600,000	784,065	N/A

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Options granted to directors	$29	$33	$83	$74
Restricted stock awards	1,120	1,365	4,104	3,494
Restricted stock units	213	135	667	317
Stock-based compensation expense	$1,362	$1,533	$4,854	$3,885

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other information related to stock-based compensation:

	As of May 31, 2013	As of May 31, 2012
Remaining unrecognized compensation cost (in thousands)	$26,552	$26,367
Weighted average period of time over which this cost will be recognized (years)	7.13	8.06
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,271	$737

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

	Nine Months Ended May 31,	Fiscal Year Ended August 31,
	2013	2012
Grants outstanding at beginning of period	700,893	436,611
Granted	57,866	399,041
Forfeited	(2,547)	(5,230)
Vested	(130,108)	(129,529)
Grants outstanding at end of period	626,104	700,893

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Nine Months Ended May 31,
Weighted Average Grant Date Fair Value	2013	2012
Restricted stock awards and units granted	$80.44	$68.35
Restricted stock awards and units vested	39.06	23.25
Restricted stock awards and units forfeited	30.88	29.30

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Nine Months Ended May 31,
	2013	2012
Total fair market value of restricted stock awards and units vested	$10,102	$8,302

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Nine Months Ended May 31,
	2013	2012
Shares repurchased	42,434	44,328
Cost of repurchase of shares (in thousands)	$3,286	$3,016

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Nine Months Ended May 31,
	2013	2012
Reissued treasury shares	—	196,850

The following table summarizes the stock options outstanding and the stock-based compensation related to stock options as a percentage to the total stock-based compensation:

	May 31, 2013	August 31, 2012
Stock Options Outstanding	28,000	36,000

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2013 and August 31, 2012, the Company had recorded within other accrued expenses a total of $2.9 million and $3.3 million, respectively, for various non-income tax related tax contingencies.

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

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the period less than one year and for one to four years are approximately $125,000 and $73,000, respectively.

During fiscal year 2010, the Company was made aware of a potential permitting issue involving the Alajuela warehouse club, located in Costa Rica with regard to the construction and design of a water retention basin (“WRB”) located on property owned by Hacienda Santa Anita(1) ("HSA"). This WRB is used to slow the flow of water runoff from property owned by the Company (the Alajuela warehouse club), property owned by the joint venture Plaza Price Alajuela ("PPA"), and property owned by HSA, as it is discharged into the municipal drainage system. The Company performed a set of complementary improvements to the WRB.  These improvements consisted of digging a network of dirt canals on HSA property to capture and conduct surface waters from these properties to the WRB.  Prior to the Company beginning this work, HSA required the Company to sign an indemnification agreement pursuant to which the Company agreed that it would purchase at fair market value the land held by HSA in the event HSA was not allowed to develop that land due to the construction of the canals.  The Company has estimated the current fair value of the land to be approximately $4.1 million. The Company has not recorded a liability for any of these matters as of May 31, 2013 and August 31, 2012.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2013	$35,975	$—	$858	$35,117	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Amount
2014	$7,784
2015	18,114
2016	32,638
2017	10,354
2018	2,591
Thereafter	4,371
Total	$75,852

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of May 31, 2013, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500,000	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine-month period ended May 31, 2013 and 2012, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Cost of Swaps	Interest expense
Interest expense for the three months ended May 31, 2013	$182	$482	$664
Interest expense for the three months ended May 31, 2012	216	401	617
Interest expense for the nine months ended May 31, 2013	559	1,341	1,900
Interest expense for the nine months ended May 31, 2012	555	957	1,512

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	May 31, 2013	August 31, 2012
RBTT	$4,725	$5,400
Scotiabank	40,000	32,000
Citibank N.A.	—	2,475
Total	$44,725	$39,875

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	May 31, 2013		August 31, 2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Other non-current assets	$987	Other non-current assets	$—
Interest rate swaps(3)	Other long-term liabilities	(53)	Other long-term liabilities	(216)
Cross currency interest rate swaps(1)(4)	Other long-term liabilities	(159)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(5)		$775		$(1,199)

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(502,000) and $983,000 as of May 31, 2013 and August 31, 2012, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(326,000) as of May 31, 2013 related to Other non-current assets for the cross-currency interest rate swap.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $40,000 and $162,000 net of tax as of May 31, 2013 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $13,000 and $54,000 as of May 31, 2013 and August 31, 2012, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $53,000 and $117,000 as of May 31, 2013 and August 31, 2012, respectively, related to Other long-term liabilities for the cross currency interest rate swaps.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company has entered into the forward foreign exchange contracts summarized below as of May 31, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	April 2013 through May 2013	Bank of Nova Scotia	Forward foreign exchange contracts	$17,500	May 1, 2013 through June 30, 2013	April through June 2013
Colombia	April 2013 through May 2013	Citibank N.A.	Forward foreign exchange contracts	$1,000	May 1, 2013 through June 30, 2013	April through June 2013
Costa Rica	April 2013 through May 2013	Citibank N.A.	Forward foreign exchange contracts	$4,000	May 1, 2013 through June 30, 2013	April through June 2013

For the three and nine-month periods ended May 31, 2013 and 2012, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Other income (expense), net	$168	$—	$300	$—

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2013		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$393	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	(53)	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$340		$24

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

In 2008, the Company entered into real estate joint ventures to jointly own and operate separate commercial retail centers adjacent to warehouse clubs in Panama (Golf Park Plaza, S.A.) and Costa Rica (Plaza Alajuela, S.A.). Due to the initial nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of May 31, 2013 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$733	$(65)	$5,284	$1,767	$7,051
Price Plaza Alajuela, S.A.	50%	2,193	676	(46)	2,823	1,346	4,169
Total		$6,809	$1,409	$(111)	$8,107	$3,113	$11,220

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31, 2013	August 31, 2012
Current assets	$662	$943
Noncurrent assets	7,371	6,056
Current liabilities	990	1,052
Noncurrent liabilities	5	—

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net income (loss)	$12	$(38)	$(4)	$(18)

NOTE 11 – SEGMENTS

The Company and its subsidiaries are principally engaged in the operation of membership shopping warehouse clubs in 13 countries/territories that are located in Latin America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Latin America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.

The Company has made reclassifications to the consolidated balance sheet and to the consolidated statements of income of recorded during fiscal year 2013 and for fiscal year 2012 (see Note 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following table summarizes the impact of these reclassifications to the amounts reported for each segment (in thousands):

Nine Month Period Ended May 31, 2012	United States Operations		Latin American Operations		Caribbean Operations	Total
Revenue from external customers-as previously reported	$8,476		$1,003,517		$523,298	$1,535,291
Reclassifications - front end sales	—		(277)		(209)	(486)
Reclassifications - demonstration income	—		(2,844)		(776)	(3,620)
Revenue from external customers-as currently reported	$8,476		$1,000,396		$522,313	$1,531,185

Long-lived assets (other than deferred tax assets)-as previously reported	$38,494		$223,065		$114,967	$376,526
Reclassifications	(22,165)	(1)	20,436	(2)	2,683	954
Long-lived assets (other than deferred tax assets)-as currently reported	$16,329		$243,501		$117,650	$377,480

(1)
The Company reclassified approximately $22.2 million of long-lived assets incorrectly allocated to United States operations within the segment reporting at the end of the second quarter to Latin American Operations and Caribbean Operations for approximately $19.5 million and $2.7 million, respectively.

(2)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $954,000.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2012	United States Operations	Latin American Operations		Caribbean Operations	Total
Long-lived assets (other than deferred tax assets)-as previously reported	$17,781	$249,925		$116,557	$384,263
Reclassifications	—	1,722	(3)	—	1,722
Long-lived assets (other than deferred tax assets)-as currently reported	$17,781	$251,647		$116,557	$385,985

(3)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $1.7 million.

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Nine Month Period Ended May 31, 2013
Revenue from external customers	$15,620	$1,147,275	$551,523	$—	$1,714,418
Intersegment revenues	659,166	—	3,565	(662,731)	—
Depreciation and amortization	1,552	9,737	6,654	—	17,943
Operating income	25,103	53,151	16,705	—	94,959
Net income	17,628	34,404	11,394	—	63,426
Capital expenditures, net	322	46,517	5,544	—	52,383
Long-lived assets (other than deferred tax assets)	16,559	295,967	116,124	—	428,650
Goodwill	—	31,683	4,939	—	36,622
Identifiable assets	76,730	508,798	206,966	—	792,494
Nine Month Period Ended May 31, 2012
Revenue from external customers	$8,476	$1,000,396	$522,313	$—	$1,531,185
Intersegment revenues	564,713	40	3,546	(568,299)	—
Depreciation and amortization	1,299	8,677	7,634	—	17,610
Operating income	19,940	46,718	13,348	—	80,006
Net income	14,308	28,173	7,434	—	49,915
Capital expenditures, net	1,200	27,610	6,959	—	35,769
Long-lived assets (other than deferred tax assets)	16,329	243,501	117,650	—	377,480
Goodwill	—	31,939	5,165	—	37,104
Identifiable assets	64,580	446,624	204,736	—	715,940
As of August 31, 2012
Long-lived assets (other than deferred tax assets)	$17,781	$262,969	$118,548	$—	$399,298
Goodwill	—	31,760	5,126	—	36,886
Identifiable assets	87,467	441,857	206,388	—	735,712

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2013 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Forward foreign exchange contracts entered into after May 31, 2013

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $23.0 million with settlement dates from July 2013 through August 2013.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth could be dependent upon the Company acquiring suitable sites for additional warehouse clubs; the Company faces difficulties in the shipment of, and risks inherent in the acquisition and importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business; a few of the Company's stockholders own nearly 29.7% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; a determination that the Company's long-lived or intangible assets have been impaired could adversely affect the Company's future results of operations and financial position; although the Company takes steps to continuously review, enhance, and implement improvements to its internal controls, there may be material weaknesses or significant deficiencies that the Company has not yet identified; as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012 filed on October 30, 2012 pursuant to the Securities Exchange Act of 1934.  See “Part II – Item 1A – Risk Factors.”

The following discussion and analysis compares the results of operations for the three and nine month period ended May 31, 2013 and 2012 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all operating subsidiaries as of May 31, 2013 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of May 31, 2013 and 2012  for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of	Number of Warehouse Clubs in Operation as of	Anticipated warehouse club openings in
Country/Territory	May 31, 2013	May 31, 2012	Fiscal year 2014
Colombia	3	1	—
Panama	4	4	—
Costa Rica	5	5	1
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	1
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	31	29	2

During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

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

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Approximately 52% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. Currency exchange rate changes either increase or decrease the cost to the Company's subsidiaries of imported products purchased in U.S. dollars and priced in local currency. Although the Company adjusts prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates, price changes can impact the demand for those products in the market.

Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars.  In addition, the Company revalues all U.S. dollar-denominated monetary assets and liabilities within those markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

In addition to adjusting prices, the Company seeks to manage its foreign exchange risk by (1) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (2) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (3) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local currency-denominated long-term loans in Honduras and Guatemala; has cross-currency interest rate swaps and forward currency derivatives in Colombia and has forward currency derivatives in Costa Rica. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. For example, in the first quarter of fiscal year 2012, concerns related to European sovereign debt contributed to the Colombian peso devaluation of 9.3% against the U.S. dollar, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities.  Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods.  However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

Business Strategy

The Company's business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU's) covering a wide range of products at the lowest possible prices.   The Company charges an annual membership fee to its customers.  These fees combined with warehouse and distribution operating efficiencies and volume purchasing enable PriceSmart to operate its business on lower merchandise margins than conventional retail stores.  The combination of annual membership fees, operating efficiencies and low margins enable PriceSmart to offer its members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.

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

 The Company seeks to increase sales by attracting new members and growing sales with existing members in its warehouse clubs and by adding new PriceSmart warehouse clubs.  During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in its markets.

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

The Company believes that its logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower costs and ensure a good flow of merchandise to our warehouse clubs. The Company is adding regional distribution centers in some of its larger markets (currently Costa Rica and Panama) to improve merchandise flow and lower costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

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

Financial highlights for the third quarter of fiscal year 2013 included:

•
Net warehouse club sales increased 12.3% over the comparable prior year period. The Company had two additional warehouse clubs in the quarter (both in Cali, Colombia) compared to the third quarter of fiscal 2012. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended June 2, 2013 grew 9.2%.

•	Membership income for the third quarter of fiscal year 2013 increased 26.4% to $8.8 million.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 8.2% over the prior year period and warehouse sales gross profits as a percent of net warehouse sales were 14.4%, a reduction of 55 basis points from the same period last year.

•	Selling, general and administrative expenses (not including pre-opening expenses) decreased 47 basis points as a percentage of sales compared to the third quarter of last year.

•	Operating income for the third quarter of fiscal year 2013 was $28.7 million, an increase of $3.3 million over the third quarter of fiscal year 2012.

•	The Company had a $785,000 net loss from currency exchange transactions in the current quarter compared to a $449,000 net loss from currency exchange transactions in the same period last year.

•	Net income for the third quarter of fiscal year 2013 was $18.5 million, or $0.61 per diluted share, compared to $15.7 million, or $0.52 per diluted share, in the comparable prior year period.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2013 AND 2012

The Company’s fiscal third quarter ended on May 31, 2013.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended May 31,			Nine Months Ended May 31,
	2013		2012	2013		2012
	Amount	% Change	Amount	Amount	% Change	Amount
Net Warehouse club sales	$555,815	12.3%	$494,747	$1,671,269	11.4%	$1,500,558

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

The Company recorded positive sales growth in nearly all countries. Colombia, in particular, experienced strong sales growth with the addition of two new warehouse clubs compared to the third quarter of fiscal year 2012. Total net warehouse sales growth of 12.3% during the three months ended May 31, 2013 resulted from an 8.8% growth in transactions and a 3.3% growth in average ticket. All merchandise categories experienced growth during the quarter, with hardline and softline merchandise growing a little faster than total sales at 16% and 15%, respectively. In addition, bakery continued to perform well, with growth in the period of 18%.

For the first three quarters of fiscal year 2013, net warehouse sales growth of 11.4% resulted from a 7.7% increase in transactions coupled with a 3.4% increase in average ticket.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Canas Gordas") on October 19, 2012 will not be used in the calculation of comparable warehouse club sales until January 2014.  In addition, sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 will not be used in the calculation of comparable warehouse club sales until July 2014.

Comparable warehouse club sales, which are for warehouse clubs open at least 13 1/2 full months, increased 9.2% for the 13-week period ended June 2, 2013, compared to the same 13-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and nine months ended May 31, 2013 and 2012 in the segments in which the Company operates.

	Three Months Ended May 31,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$377,685	68.0%	$50,304	15.4%	$327,381	66.2%
Caribbean	178,130	32.0%	10,764	6.4%	167,366	33.8%
Net warehouse club sales	$555,815	100.0%	$61,068	12.3%	$494,747	100.0%

	Nine Months Ended May 31,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$1,127,369	67.5%	$142,595	14.5%	$984,774	65.6%
Caribbean	543,900	32.5%	28,116	5.5%	515,784	34.4%
Net warehouse Club Sales	$1,671,269	100.0%	$170,711	11.4%	$1,500,558	100.0%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three and nine months ended May 31, 2013 and 2012, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified and larger markets, plus the sales associated with the additional two warehouse club sales in Cali, Colombia in the current periods compared to prior periods. We expect Latin America sales growth to continue to outpace Caribbean sales growth as the next two warehouse clubs we expect to open are located in Costa Rica and Honduras.

Export Sales

	Three Months Ended May 31,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$6,224	1.1%	$3,456	124.9%	$2,768	0.6%

	Nine Months Ended May 31,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$15,620	0.9%	$7,144	84.3%	$8,476	0.6%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin of approximately 5%, which is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Membership income	$8,774	$1,830	26.4%	$6,944
Membership income % to net warehouse club sales	1.6%			1.4%
Number of total accounts	1,061,189	111,614	11.8%	949,575

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Membership Income	$24,773	$5,105	26.0%	$19,668
Membership income % to net warehouse club sales	1.5%			1.3%
Number of total accounts	1,061,189	111,614	11.8%	949,575

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three months ended May 31, 2013, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.  Total member accounts grew 11.8% from the year ago period. The increase in the annual fee in most markets which took effect in June 2012 along with the Platinum membership introduced in Costa Rica in November 2012 contributed 11.4% to the increased membership income recognized in the quarter compared to the same period a year ago.  The membership renewal rate for the 12-month period ended May 31, 2013 was 84%. The 12-month renewal rate as of May 31, 2012 was 89% which was positively impacted at that time by early renewals in advance of the June 2012 membership fee increase. Similarly, the membership income growth for the nine months ending May 31, 2013 reflects the 11.8% growth in accounts and an increased average annual fee.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Other income	$909	$40	4.6%	$869

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Other income	$2,756	$273	11.0%	$2,483

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$555,815	$61,068	100.0%	$494,747	100.0%
Less associated cost of goods	475,727	55,003	85.6%	420,724	85.0%
Warehouse gross profit margin	$80,088	$6,065	14.4%	$74,023	15.0%

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,671,269	$170,711	100.0%	$1,500,558	100.0%
Less associated cost of goods	1,425,396	146,299	85.3%	1,279,097	85.2%
Warehouse gross profit margin	$245,873	$24,412	14.7%	$221,461	14.8%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three months ended May 31, 2013, warehouse gross profit margin as a percent of sales was 55 basis points lower than the third quarter of fiscal 2012. This margin reduction resulted from broad-based price reductions across nearly all merchandise categories and countries implemented during the period, reflecting the Company's effort of providing value to our members through price reductions. Merchandise mix had a small positive impact on warehouse profit margins as a percent of sales.

For the nine month period, warehouse gross profit margin as a percent of sales decreased approximately 5 basis points, as the most recent pricing actions offset what had been a 20 basis point higher gross profit margin through the first nine months of 2013 compared to the same nine-month period in fiscal year 2012.

Export Sales Gross Profit Margin

	Three Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$6,224	$3,456	100.0%	$2,768	100.0%
Less associated cost of goods sold	5,907	3,285	94.9%	2,622	94.7%
Export sales gross profit margin	$317	$171	5.1%	$146	5.3%

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$15,620	$7,144	100.0%	$8,476	100.0%
Less associated cost of goods sold	14,728	6,653	94.3%	8,075	95.3%
Export sales gross profit margin	$892	$491	5.7%	$401	4.7%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three and nine months ended May 31, 2013 and 2012, the increase in export sales gross margin dollars in fiscal year 2013 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$49,421	8.9%	$3,881	8.5%	$45,540	9.2%

	Nine Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$143,476	8.6%	$10,283	7.7%	$133,193	8.9%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

Warehouse club operations expense decreased 31 basis points as a percent of net warehouse sales in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012, despite the additional expenses associated with the Canas Gordas (Cali South) Colombia warehouse club for the entire quarter and the Menga (Cali North) Colombia for the month of May. The Company experienced positive expense leverage in nearly all its major operating cost categories. In addition, the year-over-year comparison benefited from a $777,000 charge taken in the third quarter last year associated with past debit card fees.

On a nine month basis, warehouse club operations expense decreased 30 basis points as a percent of net warehouse sales.

General and Administrative Expenses

	Three Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$11,404	2.1%	$464	4.2%	$10,940	2.2%

	Nine Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$34,450	2.1%	$3,891	12.7%	$30,559	2.0%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

The expenses associated with the Company's corporate and U.S. buying operations grew 4.2% in the third quarter compared to the year earlier period. However, this increase was less than growth in sales during the period, resulting in a 16 basis point reduction as a percent of sales. For the nine-month period, increased salaries and benefits including stock compensation expense resulting from restricted stock granted in January 2012 resulted in a 12.7% increase in general and administrative expense.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended May 31,
	2013			2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$525	$431	458.5%	$94

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$1,409	$1,154	452.5%	$255

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

The Company recorded pre-opening expenses during the third quarter of fiscal year 2013 related to the Menga (Cali North), Colombia warehouse club which opened on May 3, 2013. On a nine month basis, the pre-opening expenses also included those costs incurred for the Canas Gordas (Cali South) Colombia warehouse club which opened in October 2012.

Operating Income

	Three Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$28,738	5.2%	$3,330	13.1%	$25,408	5.1%

	Nine Months Ended May 31,
	2013				2012
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$94,959	5.7%	$14,953	18.7%	$80,006	5.3%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three months ended May 31, 2013, operating income improved $3.3 million compared to the prior year period, due primarily to higher sales and membership income. As a percentage of sales, operating income increased 3 basis points as membership income and warehouse operating expenses improved slightly as a percentage of sales when compared with the prior year period which more than offset the reduction in net warehouse margins. On a nine month basis, those same factors contributed to a $15.0 million increase in operating income.

Interest Income

	Three Months Ended May 31,
	2013			2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Interest income	$338	$59	21.1%	$279

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Interest income	$1,078	$410	61.4%	$668

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

Interest income reflects earnings on cash and cash equivalent balances and restricted cash deposits.

Interest income increased in the three-month period ended May 31, 2013 compared to the same period last year due to an increase in cash and cash equivalents held by foreign subsidiaries in relation to overall cash and cash equivalents held by the Company; the Company earns higher rates of interest for cash held within its subsidiaries.

Interest income increased in the nine-month period ended May 31, 2013 compared to the same period last year due to an increase in cash and cash equivalents held by foreign subsidiaries in relation to overall cash and cash equivalents held by the Company; the Company earns higher rates of interest for cash held within its subsidiaries. These average balances were $102.0 million and $87.0 million for the nine-month periods ended May 31, 2013 and May 31, 2012, respectively. The average aggregate balance of restricted cash deposits for the nine-month period ended May 31, 2013 was approximately $38.2 million compared with approximately $33.4 million for the prior year nine months ended May 31, 2012.

Interest Expense

	Three Months Ended May 31,
	2013		2012
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$953	$(59)	$1,012
Interest expense related to hedging activity	482	81	401
Capitalized interest	(1,008)	(939)	(69)
Net interest expense	$427	$(917)	$1,344

	Nine Months Ended May 31,
	2013		2012
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$2,899	$(160)	$3,059
Interest expense related to hedging activity	1,341	384	957
Capitalized interest	(1,289)	(1,188)	(101)
Net interest expense	$2,951	$(964)	$3,915

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

Interest expense reflects borrowings by the Company's wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The decrease in net interest expense for the three and nine months ended May 31, 2013 is primarily due to higher level of capitalized interest associated with the construction of warehouse clubs in Colombia and Costa Rica. Additionally, there is a slight decrease in net interest expense incurred related to third-party loans and hedging activity.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Three Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(249)	$(160)	179.8%	$(89)
Foreign Currency Gain or (Loss)	(785)	(336)	74.8%	(449)
Total other income (expense)	$(1,034)	$(496)	92.2%	$(538)

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Gain or (Loss) on sale of assets	$(355)	$(115)	47.9%	$(240)
Currency Gain or (Loss)	(1,049)	(314)	42.7%	(735)
Total other income (expense)	$(1,404)	$(429)	44.0%	$(975)

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the third quarter of fiscal year 2013, the Company recorded a net currency loss of $785,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries and the cost associated with non-deliverable forwards in Colombia and Costa Rica to manage currency risk. Currency devaluations versus the U.S. dollar in Colombia, Honduras and Jamaica contributed most of the net currency loss in the period. In the year ago period, the Company incurred a $449,000 loss. For the nine-month period, the Company recorded a net currency loss in fiscal year 2013 and fiscal year 2012 of $1,049,000 and $735,000, respectively.

Provision for Income Taxes

	Three Months Ended May 31,
	2013		2012
	Amount	Change from prior year	Amount
Current tax expense	$8,429	$22	$8,407
Net deferred tax provision (benefit)	653	982	(329)
Provision for income taxes	$9,082	$1,004	$8,078
Effective tax rate	32.9%		33.9%

	Nine Months Ended May 31,
	2013		2012
	Amount	Change from prior year	Amount
Current tax expense	$26,498	1,587	$24,911
Net deferred tax provision (benefit)	1,756	813	943
Provision for income taxes	$28,254	$2,400	$25,854
Effective tax rate	30.8%		34.1%

Comparison of Three and Nine Months Ended May 31, 2013 and 2012

For the three-month period ended on May 31, 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 0.2% of decrease results from adoption of California single sales factor apportionment; (ii) 0.5% of decrease relates to the Company's Colombia affiliate; (iii) 1% of decrease results from prior period credit card processing fees, recorded in the third quarter of fiscal year 2012, for which the Company did not recognize a tax benefit; and (iv) 1% of increase results from reversals of income tax liability for uncertain tax positions in the third quarter of fiscal year 2012.

For the first nine months of fiscal year 2013, the decrease in the effective tax rate versus the same period of the prior year was primarily attributable to the following factors: (i) 1.4% relates to the Company's Colombia affiliate; (ii) 0.5% results from adoption of California single sales factor apportionment; (iii) 0.3% results from prior period credit card processing fees, recorded in fiscal year 2012, for which the Company did not recognize a tax benefit; and (iv) 0.4% results from changes in income tax liabilities for uncertain tax positions.

Income from Continuing Operations Attributable to PriceSmart

	Three Months Ended May 31,
	2013			2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$18,539	$2,831	18.0%	$15,708

	Nine Months Ended May 31,
	2013			2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Income from Continuing Operations	$63,426	$13,505	27.1%	$49,921

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

The Company requires cash to fund its operating expenses and working capital requirements, including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders. The Company’s primary sources for funding these requirements are cash and cash equivalents on hand and cash generated from operations.  The Company evaluates on a regular basis whether it may need to borrow additional funds to cover any shortfall in the Company's ability to generate sufficient cash from operations to meet its operating and capital requirements. As such, the Company may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

The following table summarizes the cash and cash equivalents held by foreign subsidiaries of the Company (in thousands). Repatriation of such cash and cash equivalents held by foreign subsidiaries may require the Company to accrue and pay taxes. The Company has no plans at this time to repatriate cash through the payment of cash dividends by the foreign subsidiaries to the Company and, therefore, has not accrued taxes that would be due from repatriation.

	May 31, 2013	August 31, 2012
Cash and cash equivalents held by foreign subsidiaries	$66,286	$48,345
Cash and cash equivalents held domestically	26,122	42,903
Total cash and cash equivalents	$92,408	$91,248

The Company’s cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2013	May 31, 2012
Net cash provided by (used in) continuing operating activities	$66,936	$75,574
Net cash provided by (used in) discontinued operations	—	407
Net cash provided by (used in) investing activities	(49,715)	(35,683)
Net cash provided by (used in) financing activities	(13,940)	(12,720)
Effect of exchange rates	(2,121)	548
Net increase (decrease) in cash and cash equivalents	$1,160	$28,126

The Company’s net cash provided by operating activities for the nine months ended May 31, 2013 and May 31, 2012 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2013	May 31, 2012	2013 to 2012
Net income	$63,426	49,915	$13,511
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	17,943	17,610	333
(Gain) loss on sale of property and equipment	356	239	117
Deferred income taxes	2,143	1,728	415
Stock-based compensation expenses	3,583	3,148	435
Other non-cash operating activities	6	14	(8)
Net non-cash related expenses	24,031	22,739	1,292
Net income from operating activities reconciled for non-cash operating activities	87,457	72,654	14,803
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	667	4,625	(3,958)
Changes in merchandise inventories	(19,880)	(3,031)	(16,849)
Changes in accounts payable	(1,308)	1,326	(2,634)
Net cash provided by discontinued operating activities	—	407	(407)
Net cash provided by (used in) operating activities	$66,936	75,981	$(9,045)

Net cash provided by higher merchandise inventory levels to support sales growth and the addition of a warehouse club offset by operating activities in the current nine month period decreased over the same period in fiscal year 2012 primarily as a result of higher sales, improved margins and membership income growth.  Net non-cash related expenses increased year-over-year due to increases in depreciation and amortization of assets acquired in investing activities, the amortization of stock-based compensation and the increase of deferred income taxes attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The changes in inventory and accounts payable resulted in a year-over-year increase in cash used in operating activities during the current nine-month period of $19.5 million.

The Company's use of cash in investing activities for the nine months ended May 31, 2013 and May 31, 2012 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2013	May 31, 2012	2013 to 2012
Cash used for additions of property and equipment:
Land acquisitions	$(8,264)	$(10,942)	$2,678
Warehouse club expansion, construction, and land improvements	(25,671)	(5,706)	(19,965)
Acquisition of fixtures and equipment	(15,300)	(19,121)	3,821
Proceeds from disposals of property and equipment	70	86	(16)
Capital contribution to Costa Rica joint venture	(300)	—	(300)
Capital contribution to Panama joint venture	(250)	—	(250)
Net cash flows provided by (used in) investing activities	$(49,715)	$(35,683)	$(14,032)

Net cash used in investing activities increased in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 by approximately $14.0 million primarily due to an increase in cash expended for the construction and completion of two warehouse clubs in Cali, Colombia, the start up of construction of a warehouse club in Costa Rica, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia and the purchase of land for the purpose of building and operating warehouse clubs in Costa Rica and Honduras. The addition of fixtures and equipment for existing warehouse clubs and capital contributions by the Company for the joint ventures during the first nine months of fiscal year 2013 was approximately $13.0 million.

Cash used in investing activities for the first nine months of fiscal year 2012 consisted primarily of expenditures for land acquisitions, building construction and the acquisition of fixtures and equipment for new warehouse clubs.

Net cash used by financing activities for the nine months ended May 31, 2013 and May 31, 2012 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2013	May 31, 2012	2013 to 2012
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(2,985)	$(1,473)	$(1,512)
Cash dividend payments	(9,065)	(9,060)	(5)
Proceeds from exercise of stock options and the tax benefit related to stock options	1,396	826	570
Purchase of treasury stock related to vesting of restricted stock	(3,286)	(3,013)	(273)
Net cash provided by (used in) financing activities	$(13,940)	$(12,720)	$(1,220)

Net cash used in financing activities from loan activities increased approximately $1.5 million in the first nine months of fiscal year 2013 over the same period in fiscal year 2012 as the Company made regularly scheduled loan payments during the period for approximately $5.8 million and increased restricted cash for approximately $3.1 million related to the purchase of property in Honduras. This was partially offset as the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Barbados Dollars), which is the equivalent to approximately USD $4.0 million. In addition, the release of restricted cash for approximately $2.0 million related to loans in Honduras also contributed to net cash provided by financing activities from loan activities.

Net cash used by financing activities from loan activities during the first nine months of fiscal year 2012 were due to the normally scheduled loan payments for approximately $10.4 million offset by increases in loans for approximately $9.0 million

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

Financing Activities

On August 30, 2012 the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement establishes a credit facility for BDS$8.0 million (Barbados Dollars), equivalent to approximately USD $4.0 million. The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of the Company's Barbados subsidiary. On October 3, 2012, the Company obtained the proceeds from the BDS$8.0 million loan.

On January 13, 2012, the Company's Guatemala subsidiary paid off its local currency-loan to Banco Industrial, S.A. for approximately $5.2 million.

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of its wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, this subsidiary enters into cross-currency interest rate swaps that convert its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2013:

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

The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis or on a nonrecurring basis during the reporting period.  The Company has designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps that qualify for derivative hedge accounting (in thousands, except footnote data):

Derivative designated as cash flow	May 31, 2013		August 31, 2012
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Other non-current assets	$987	Other non-current assets	$—
Interest rate swaps(3)	Other long-term liabilities	$(53)	Other long-term liabilities	$(216)
Cross currency interest rate swaps(1)(4)	Other long-term liabilities	(159)	Other long-term liabilities	(983)
Net fair value of derivatives designated as hedging instruments - assets (liability)(5)		$775		$(1,199)

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(502,000) and $983,000 as of May 31, 2013 and August 31, 2012, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(326,000) as of May 31, 2013 related to Other non-current assets for the cross-currency interest rate swap.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $40,000 and $162,000 net of tax as of May 31, 2013 and August 31, 2012, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $13,000 and $54,000 as of May 31, 2013 and August 31, 2012, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $53,000 and $117,000 as of May 31, 2013 and August 31, 2012, respectively, related to Other long-term liabilities for the cross currency interest rate swaps.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company’s non-deliverable forward foreign exchange contracts as of May 31, 2013 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	April 2013 through May 2013	Bank of Nova Scotia	Forward foreign exchange contracts	$17,500	May 1, 2013 through June 30, 2013	April through June 2013
Colombia	April 2013 through May 2013	Citibank N.A.	Forward foreign exchange contracts	$1,000	May 1, 2013 through June 30, 2013	April through June 2013
Costa Rica	April 2013 through May 2013	Citibank N.A.	Forward foreign exchange contracts	$4,000	May 1, 2013 through June 30, 2013	April through June 2013

The following table summarizes the fair value of non-deliverable forward foreign currency contracts, which do not qualify for derivative hedge accounting (in thousands):

Derivatives designated as fair value	May 31, 2013		August 31, 2012
hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$393	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	(53)	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$340		$24

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2013	$35,975	$—	$858	$35,117	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

As of May 31, 2013, the Company had approximately $25.0 million of short-term facilities available in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.

As of May 31, 2013 and August 31, 2012, the Company, together with its wholly owned subsidiaries, had $75.9 million and $78.7 million, respectively, outstanding in long-term borrowings.  The decrease during the current period primarily relates to normally scheduled payments of principal of approximately $5.8 million offset by the addition of long-term loans of approximately $4.0 million. Translation adjustment losses also increased long-term debt, primarily due to cross-currency hedging of U.S. dollar denominated debt of a subsidiary whose functional currency is not the U.S. dollar for approximately $970,000. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $57.4 million and $59.6 million as of May 31, 2013 and August 31, 2012, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $34.0 million and $36.9 million as of May 31, 2013 and August 31, 2012, respectively.

As of May 31, 2013 and August 31, 2012, the Company had approximately $57.7 million and $58.0 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  As of May 31, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.

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

	Nine Months Ended
	May 31, 2013	May 31, 2012
Shares repurchased	42,434	44,328
Cost of repurchase of shares (in thousands)	$3,286	$3,016

The Company has reissued treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued:

	Nine Months Ended
	May 31, 2013	May 31, 2012
Reissued treasury shares	—	196,850

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of May 31, 2013, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2013 of approximately $26.3 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. federal NOLs by generating taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date are limited on an annual basis. The Company does not believe this will impact the recoverability of these NOLs. During fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL), because it does not anticipate being able to utilize the NOL. The Company made a single sales factor election on its California tax return for fiscal year 2012 and intends to do the same for fiscal year 2013, after which time application is mandatory. Application of the single sales factor will significantly reduce the California apportionment factor and, therefore, California taxable income. The Company had net foreign deferred tax assets of $9.5 million and $8.7 million as of May 31, 2013 and August 31, 2012, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ending on May 31, 2013 and 2012. The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested.

Value-Added Tax Receivable – The Company within the course of its normal business pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, whereby some or all of the VAT collected through sales paid for by credit card are remitted by the credit card processor directly to the government, thereby altering the natural offset of input and output VAT and forcing the Company to process significant refund claims. The refund process can take anywhere from several months to several years to complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. The Company's policy for classification and presentation of VAT receivables is as follows:

•Short-term VAT receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to use the VAT receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

•Long-term VAT receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to process refund requests within one year and/or for amounts or countries which are subject to outstanding disputes.

Long-lived Assets: The Company periodically evaluates its long-lived assets for indicators of impairment.  Indicators that an asset may be impaired are:

•	the asset's inability to continue to generate income from operations and positive cash flow in future periods;

•	loss of legal ownership or title to the asset;

•	significant changes in its strategic business objectives and utilization of the asset(s); and

•	the impact of significant negative industry or economic trends.

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

FASB ASC 220

In February 2013, the FASB issued amended guidance for the presentation requirements for reclassifications out of accumulated other comprehensive income. The amendment requires the Company to provide additional information about reclassifications of accumulated other comprehensive income. The amendment was effective as of March 1, 2013.  The Company adopted this guidance on March 1, 2013. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business, and the Company does not engage in speculative trading activities. To manage the risk arising from these exposures, the Company utilizes interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. For a discussion of the Company's accounting policies for derivative instruments and further disclosures, please see Notes to Consolidated Financial Statements - Note 9 - Derivative Instruments and Hedging Activities.

Interest Rate Risk

The Company is exposed to changes in interest rates as a result of its short-term borrowings and long-term debt borrowings. The Company has mitigated a portion of its interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps and cross-currency interest rate swaps to hedge interest rate risk. The notional amount, interest payment and maturity dates of the swap match the terms of the associated debt.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of May 31, 2013.

	Expected Fiscal Year Maturity
	(Amounts in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	5,865	16,196	7,086	898	898	3,293	34,236
Weighted-average interest rate	6.77%	6.77%	7.51%	9%	9.00%	9.00%	7.37%
Long-term debt with variable interest rate	1,918	1,918	25,553	9,456	1,693	1,078	41,616
Weighted-average interest rate	2.13%	2.13%	2.13%	2.8%	4.16%	4.69%	2.47%
Total Long-Term Debt	7,784	18,114	32,638	10,354	2,591	4,371	75,852

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	4,725	—	—	—	—	—	4,725
Weighted-average pay rate	7.05%	—%	—%	—%	—%	—%	7.05%
Weighted-average receive rate	3.79%	—%	—%	—%	—%	—%	3.79%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	8,000	8,000	16,000	8,000	—	—	40,000
Weighted-average pay rate	5.85%	4.79%	5.75%	6.02%	—%	—%	4.67%
Weighted-average receive rate	2.83%	0.98%	0.98%	0.87%	—%	—%	1.13%

The Company carries investments in cash-equivalent debt instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent debt instruments that are sensitive to changes in interest rates.

	Expected Fiscal Year Maturity
	(Amount in thousands)
	2013	2014		2015	2016	2017	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	—	—	—	24,000	8,000	—	32,000
Weighted-average interest rate	—%	—%	—	—%	0.33%	0.27%	—%	0.32%

Foreign Currency Risk

The Company has foreign currency risks related to its sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of May 31, 2013, the Company had a total of 31 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 24 of which operate under currencies other than the U.S. dollar. Approximately 52% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Currency exchange rate changes either increase or decrease the cost of imported products that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market. Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars. In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency. These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore and the value of items shipped from the U.S. to the Company's foreign markets. The gain or loss associated with this revaluation, net of reserves, is recorded in net warehouse sales cost of goods sold.

Foreign currencies in most of the countries where the Company operates have historically devalued against the U.S. dollar and are expected to continue to devalue.  The following tables summarize by country, for those countries with functional currencies other than the U.S. dollar, the weakening of the countries' currency against the U.S. dollar (devaluation) or the strengthening of their currencies (revaluation):

	Revaluation/(Devaluation)
	Nine Months Ended May 31,
	2013	2012
Country	% Change	% Change

Colombia	(3.33)%	(2.48)%
Costa Rica	0.01%	1.88%
Dominican Republic	(5.32)%	(2.42)%
Guatemala	1.89%	0.05%
Honduras	(3.49)%	(2.80)%
Jamaica	(10.54)%	(2.25)%
Nicaragua	(3.71)%	(3.72)%
Trinidad	(0.36)%	(0.02)%

The Company seeks to manage its foreign exchange risk by (1) adjusting prices on U.S. dollar goods on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local currency-denominated long-term loans in Honduras and Guatemala and has cross-currency interest rate swaps and forward currency derivatives in Colombia.

The Company is exposed to foreign exchange risks related to local currency denominated cash and cash equivalents held within entities whose functional currency is non-U.S. dollar, to local currency denominated debt obligations within entities whose functional currency is non-U.S. dollar, to U.S. dollar denominated intercompany debt balances within entities whose functional currency is non-U.S. dollar and to non-U.S. dollar denominated debt within entities whose functional currency is U.S. dollar. The following table discloses the effect on local currency denominated cash and cash equivalents, foreign currency denominated debt, and U.S. dollar denominated intercompany debt due to negative currency movement in the countries listed in the table above, based on balances as of May 31, 2013:

Overall weighted negative currency movement(1)	Decline in Local currency denominated cash and cash equivalents (in thousands)(2)	Decline in local currency denominated debt obligations (in thousands)(2)	Losses based on change in U.S. dollar denominated inter-company debt balances (in thousands)(3)
5%	1,561	676	3,575
10%	3,121	1,353	7,150
20%	6,243	2,705	14,299

(1) Negative currency movement is assumed to be a negative movement of all currencies in all locations.

(2) Fluctuations in the value of these accounts are recorded in accumulated comprehensive income (loss), a separate component of stockholders’ equity, and disclosed within the Consolidated Statements of Comprehensive Income as Other comprehensive income, net tax: Foreign currency translation adjustments.

(3) These losses would be recorded to other income (expense).

In addition, the Company is exposed to foreign currency exchange rate fluctuations associated with its U.S. dollar denominated debt obligations. The Company hedges a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $462,000 at May 31, 2013 and a net liability position of approximately $1.1 million at August 31, 2012. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at May 31, 2013 would have resulted in a further increase in the value of the swaps of approximately $3.7 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at May 31, 2013 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $4.5 million.

The Company uses non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by the Company's international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on May 31, 2013. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $823,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $1.0 million net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

There are certain limitations inherent in the sensitivity analysis presented, primarily due to the assumptions that exchange rates change in a parallel fashion. In addition, the analysis is unable to reflect the complex market reactions that normally would arise from the market shifts modeled. Moreover, changes in the fair value of foreign currency derivatives are offset by changes in the cash flows of the underlying hedged foreign currency transactions.

Commodity Price Risk

The increasing price of oil and certain commodities could have a negative effect on the Company's operating costs and sales. Higher oil prices can negatively impact the economic growth of the countries in which the Company operates, thereby reducing the buying power of our members. Higher oil prices can also increase the Company's operating costs, particularly utilities and distribution expenses. Inflationary pressures on various commodities also may impact consumer spending. The Company does not currently seek to hedge commodity price risk.

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

PRICESMART, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by selling a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended May 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES
ER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
March 1, 2013 - March 31, 2013	660	$77.83	—	N/A
April 1, 2013 - April 31, 2013	—	—	—	N/A
May 1, 2013 - May 31, 2013	—	—	—	N/A
Total	660	$77.83	—	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Twenty-Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2013.

10.2	Twenty-Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2013.

10.3	Twenty-Sixth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 10, 2013	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 10, 2013	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)