Form 10-K
period 2013-08-31
PRICESMART INC
filed 2013-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Common Stock, $0.0001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $1,515,946,254 based on the last reported sale price of $74.15 per share on the NASDAQ Global Select Market on February 28, 2013.

As of October 18, 2013, 30,233,507 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2013 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 2014 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2013

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart” or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of August 31, 2013 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation, as of August 31, 2013, for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2013	Number of Warehouse Clubs in Operation as of August 31, 2012	Anticipated warehouse club openings in fiscal year 2014

Colombia	3	1	—
Panama	4	4	—
Costa Rica	5	5	1
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	1
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	31	29	2

During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

No new warehouse clubs were opened during fiscal year 2012. During fiscal year 2011, the Company opened a new warehouse club in Santo Domingo, Dominican Republic (“Arroyo Hondo”) on November 5, 2010 and a new membership warehouse club in Barranquilla, Colombia on August 19, 2011.

International Warehouse Club Business

The Company owns and operates U.S.-style membership shopping warehouse clubs through wholly owned subsidiaries operating in Latin America and the Caribbean using the trade name “PriceSmart.” The warehouse clubs sell basic high quality consumer goods at low prices to individuals and businesses. Sales are typically comprised of approximately 52% U.S. and other internationally sourced merchandise and approximately 48% locally sourced merchandise. By offering low prices on high quality brand name and private label merchandise to PriceSmart members, the warehouse clubs seek to generate sufficient sales volumes to operate profitably at relatively low gross profit margins.

The Company ships its U.S. and other internationally sourced merchandise directly to its warehouse clubs or to the Company’s consolidation points (“distribution centers”). The goods are allocated for container-based shipment via ocean freight from the distribution centers to the Company’s warehouse clubs, thereby maximizing freight volume per shipment in order to lower supply chain costs. Additionally, the Company is adding regional distribution centers in some of its markets (currently Costa Rica and Panama) to improve merchandise flow and reduce costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

The typical no-frills warehouse club-type buildings range in size from 48,000 to 87,000 square feet and are located primarily in urban areas to take advantage of dense populations and relatively higher levels of disposable income. Product selection includes perishable foods and basic consumer products.  Ancillary services include food courts in all clubs and tire and photo centers in some clubs.  Substantially all shoppers pay an annual membership fee.

Business Strategy

The Company's business strategy is to efficiently operate U.S.-style membership warehouse clubs in selected Latin American and Caribbean markets, selling high quality merchandise to businesses and families. The Company offers a limited number of stock keeping units (SKU's) covering a wide range of products. The Company charges an annual membership fee to its customers.  These fees combined with warehouse and distribution operating efficiencies and volume purchasing enable PriceSmart to operate its business on lower merchandise margins than conventional retail stores and wholesalers.  The combination of annual membership fees, operating efficiencies and low margins enable PriceSmart to offer its members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership. The Company also seeks to provide fair wages and benefits to PriceSmart employees, as well as a fair return to PriceSmart stockholders.

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

Membership Policy

PriceSmart believes that membership reinforces customer loyalty while enabling PriceSmart to offer its high quality merchandise at low prices, thereby providing value to its members. Membership fees provide a continuing source of revenue, which is passed on to its members in the form of lower prices on merchandise. PriceSmart has three types of members: Business, Diamond (individual), and Platinum (individual).

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). With this membership fee increase, PriceSmart believes it will be able to offer continued value to its members in their future purchases.

Businesses qualify for Business membership. The Company promotes business membership through its marketing programs and by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately the equivalent of $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

In October 2012, the Company launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. The Platinum membership program is currently being evaluated to determine if Platinum membership should be offered in other of the Company's markets.

The average membership fee per membership account sold during fiscal year 2013 increased to $33.86 from $30.39.

The Company recognizes membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $16.5 million and $13.7 million as of August 31, 2013 and August 31, 2012, respectively.  PriceSmart's membership agreements provide that PriceSmart members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.  The Company's historical rate of membership fee refunds has been approximately 0.5% of membership income.

Expansion Plans

The Company focuses significant management attention on improving the operations of its existing locations, not only through improvements in operational efficiencies, but also improvements in buildings and equipment, all targeted at improving sales and profits.  Improvements include building expansion and the replacement of fixtures and equipment to reduce repair expenses, improve energy efficiency and display merchandise more effectively.  During fiscal year 2013, the Company invested approximately $19.3 million in improvements to existing clubs.

The Company continues to explore and evaluate potential options for new sites in several of the countries in which it has already established a strong market presence and in Colombia.  During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

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

Employees

As of August 31, 2013, the Company and its consolidated subsidiaries had a total of 6,371 employees. Approximately 95% of the Company's employees were employed outside of the United States, and approximately 1,165 employees in certain of the Company's subsidiaries are represented by Unions. All remaining employees are non-union. The Company considers its employee relations to be very good.

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

Working Capital Practices

Information about the Company’s working capital practices is incorporated herein by reference to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic areas is incorporated herein by reference to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Warehouse Club Sales by Segments” and Part II, Item 8 “Financial Statements and Supplementary Data Segment: Notes to Financial Statements, Note 15-Segments.”

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

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company will make available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2013 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report as well as the Company’s other public filings with the U.S. Securities and Exchange Commission.

The Company's financial performance is dependent on international operations, which exposes it to various risks. The Company's international operations account for nearly all of the Company's total revenues. The Company's financial performance is subject to risks inherent in operating and expanding the Company's international membership warehouse club business, which include: (i) changes in and interpretation of tariff and tax laws and regulations, as well as inconsistent enforcement of laws and regulations; (ii) the imposition of foreign and domestic governmental controls; (iii) trade restrictions; (iv) difficulty and costs associated with international sales and the administration of an international merchandising business; (v) thefts, and the general level of crime or concern over security; (vi) product registration, permitting and regulatory compliance; (vii) volatility in foreign currency exchange rates; and (viii) general political as well as economic and business conditions.  Circumstances relating to these risks may arise, which may then result in disruption to the Company’s sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on the Company's business and results of operations.

Any failure by the Company to manage its widely dispersed operations could adversely affect the Company's business. As of August 31, 2013, the Company had in operation 31 warehouse clubs in 12 countries and one U.S. territory (five in Costa Rica; four each in Panama and Trinidad; three each in Guatemala, the Dominican Republic and in Colombia; two each in El Salvador and Honduras; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  The Company will need to continually evaluate the adequacy of the Company's existing infrastructure, systems and procedures, including warehouse management, financial controls, inventory controls and safety controls within the operation of a warehouse environment. Moreover, the Company will be required to continually analyze the sufficiency of the Company's inventory distribution channels and systems and may require additional or expanded facilities in order to support the Company's operations. The Company may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or failure to retain effective personnel or to update the Company's internal systems or procedures as required could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company faces significant competition. The Company's international merchandising businesses compete with exporters, wholesalers, local retailers and trading companies in various international markets. Some of the Company's competitors have greater resources, buying power and name recognition.  In the countries in which the Company operates, the Company does not currently face direct competition from U.S. membership warehouse club operators. However it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer. The Company has noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter the Company’s markets and compete more directly with PriceSmart in a similar warehouse club format.  The Company may be required to implement price reductions in order to remain competitive should any of the Company's competitors reduce prices in any of the Company's markets. Moreover, the Company's ability to operate profitably in its markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers.

Future sales growth depends, in part, on the Company’s ability to successfully open new warehouse clubs. As the growth rate of the existing warehouse clubs is impacted by, among other things, the physical limitations of the warehouse clubs, as well as the amount of merchandise that can be safely stored and displayed in the warehouse clubs and also the number of members that can be accommodated during business hours, future sales growth would depend, in part, upon the Company’s acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size, and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, the Company competes with other retailers and businesses for suitable locations. Additionally, local land use and other regulations restricting the construction and operation of the Company’s warehouse clubs and environmental regulations may impact its ability to find suitable locations, and increase the cost of constructing, leasing and operating its warehouse clubs. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by the Company could have a material adverse effect on the future growth of the Company.

In some cases, the Company has more than one warehouse club in a single metropolitan area, and the Company intends to continue to open new warehouse clubs in areas where it already has warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw members away from existing warehouse clubs and adversely affect comparable warehouse club sales performance.

The Company also intends to open warehouse clubs in new markets. The risks associated with entering a new market include potential difficulties in attracting members due to a lack of familiarity with PriceSmart and the Company’s lack of familiarity with local member preferences. In addition, entry into new markets may bring the Company into competition with new competitors or with existing competitors with a large, established market presence. As a result, the Company’s new warehouse clubs might not be successful in new markets.

The Company might not identify in a timely manner or effectively respond to changes in consumer trends and changes in consumer preferences for merchandise and shopping modalities, which could adversely affect its relationship with members, demand for its products and market share. The Company’s success depends, in part, on its ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise and shopping modalities. It is difficult to consistently and successfully predict the products and services the Company’s members will demand. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns could adversely affect the Company’s relationship with its members, the demand for its products and its market share. If the Company is not successful at predicting sales trends and adjusting purchases accordingly, the Company might have excess inventory which could result in additional markdowns and have an adverse effect on margins (net sales less merchandise costs) and operating income.

The Company faces difficulties in the shipment of, and inherent risks in the importation of, merchandise to its warehouse clubs. The Company's warehouse clubs typically import nearly half or more of the merchandise that they sell, which originates from various countries and is transported over long distances, typically over water, which results in: (i) substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods; (ii) the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods; (iii) product markdowns as a result of it being cost prohibitive to return merchandise upon importation; (iv) product registration, tariffs, customs and shipping regulation issues in the locations the Company ships to and from; and (v) ocean freight and duty costs. Moreover, each country in which the Company operates has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in the Company's deliveries of products to its warehouse clubs or may affect the type of products it selects to import. In addition, only a limited number of transportation companies service the Company's regions. The inability or failure of one or more key transportation companies to provide transportation services to the Company, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption in the Company's ability to transport the Company's merchandise could have a material adverse effect on the Company's business and results of operations.

 The Company is exposed to weather and other natural disaster risks. The Company's operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered in the regions in which the Company's warehouse clubs are located and which could result in significant damage to, destruction of, or temporary closure of, the Company's warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Similar risks could negatively affect the Company’s business if they were to arise in any of various points on its international merchandise distribution chain, in particular the Company's distribution centers or ports of origin or destination. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on the Company's business, financial condition and results of operations.

General economic conditions could adversely impact the Company’s business in various respects. A slowdown in the U.S. and international economies or other economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates, consumer spending patterns, customer preferences and other economic factors in each of the Company's foreign markets may adversely affect its business by reducing overall consumer purchasing power and could negatively impact the Company's growth, sales and profitability. In addition, a significant decline in the economies of the countries in which the Company’s warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Latin America and the Caribbean. The potential for economic instability, the impact of a global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available consumer credit could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to changes in relationships and agreements with third parties with which the Company does business and/or from which the Company acquires merchandise. The Company has important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in those relationships or the agreements which govern the terms through which business is conducted including the Company's ability to purchase merchandise in sufficient quantities and at competitive prices, could have a material adverse effect on the Company's business, financial condition and results of operation. In this regard, the manner in which the Company acquires merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond the control of the Company. Significant changes or disruptions in how the Company acquires merchandise from these suppliers could negatively affect the Company's access to such merchandise, as well as the cost of merchandise to the Company and hence its members, which could have a material adverse effect on the Company's business and results of operations.

The Company relies extensively on computer systems to process transactions, summarize results and manage its business. Failure to adequately maintain the Company’s systems and disruptions in its systems could harm its business and adversely affect its results of operations. Given the number of individual transactions the Company has each year, the Company seeks to maintain uninterrupted operation of its business-critical computer systems. The Company’s computer systems, including back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by its employees. If the Company’s computer systems and back-up systems are damaged or cease to function properly, the Company may have to make significant investments to fix or replace them, and it may suffer interruptions in its operations in the interim. Any material interruption in the Company’s computer systems could have a material adverse effect on its business or results of operations.

The Company could be subject to additional tax liabilities. The Company is required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which the Company files its returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations the Company used to calculate its tax liability and therefore require the Company to pay additional taxes. In addition, the Company computes its income tax provision based on enacted tax rates in the countries in which it operates. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which the Company operates could result in an unfavorable change in our overall tax provision. Reviews, interpretations and changes in earnings within jurisdictions could have a material adverse effect on the Company's financial condition and results of operations.

A few of the Company's stockholders own approximately 29.7% of the Company's voting stock as of August 31, 2013, which may make it difficult to complete some corporate transactions without their support and may impede a change in control. Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 29.7% of the Company’s outstanding shares of common stock. The percentage of stock controlled by these entities decreased from 29.8% to 29.7% during fiscal year 2013 as a result of various public and private sales of the Company's stock by these stockholders and the increase in common stock outstanding.  As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of the Company's common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of the Company's common stock.

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

The Company is subject to volatility in foreign currency exchange rates. The Company conducts operations in Latin America and the Caribbean, and as such is subject to both economic and political instabilities that can cause volatility in foreign currency exchange rates or weak economic conditions. As of August 31, 2013, the Company had a total of 31 warehouse clubs operating in 12 foreign countries and one U.S. territory, 24 of which operate under currencies other than the U.S. dollar. For fiscal year 2013, approximately 79% of the Company's net warehouse club sales were in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies. Volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company’s operations in future periods.

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

Write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual assessments and, if deemed necessary, goodwill impairment tests. As of August 31, 2013, the Company had goodwill of approximately $36.4 million. The Company performed assessments and, if deemed necessary, impairment tests on goodwill as of August 31, 2013.  The Company's assessment and testing of reported goodwill was performed at the entity level for fiscal year 2013 and fiscal year 2012. The Company's assessments or impairment testing found no significant change in those reporting units' assets and liabilities since fiscal year 2010; with each reporting unit's fair value determination substantially exceeding its carrying amount in fiscal year 2010 or impairment testing of the carrying amount of goodwill of reporting unit goodwill did not exceed the implied fair value of that goodwill.    Accordingly no impairment losses were recorded in fiscal years 2013 and 2012. In the future, the Company will perform similar reviews for reporting entities where goodwill has been recorded.  If at any time the Company determines that an impairment has occurred, the Company will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in the Company's net asset value. A material reduction in earnings resulting from such a charge could cause the Company to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of the Company's stock to decline.

The Company faces increased public company compliance risks and compliance risks related to the Company's international operations. In the United States and within the international markets where the Company operates there are multiple laws and regulations that relate to the Company's business and operations. These laws and regulations are subject to change and any failure by the Company to effectively manage its operations and reporting obligations as required by the various laws and regulations can result in the Company incurring significant legal costs, fines as well as disruptions to the Company's business and operations. Such failure could also result in investor loss of confidence in the Company, which could have a material adverse effect on the Company's stock price.

The Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate, and the independent auditors to attest to, the effectiveness of internal control over financial reporting. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and the dispositions of its assets; (2) provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. Any failure to effectively implement necessary or appropriate new or improved internal controls, to resolve difficulties encountered in their implementation or remediate identified material weaknesses could harm the Company's operating results, cause it to fail to meet reporting obligations, result in management being required to give a qualified assessment of the Company's internal controls over financial reporting or the Company's independent auditors providing an adverse opinion regarding their attestation of the effectiveness of the Company’s internal controls over financial reporting. Any such result could cause investors to lose confidence in the Company's reported financial information, which could have a material adverse effect on the Company's stock price.

If remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted. In connection with its spin-off from Price Enterprises, Inc., or PEI, in 1997, the Company agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. The Company's ownership of real properties and its agreement to indemnify PEI could subject it to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. The Company monitors the soil and groundwater at these locations as may be required by law. If the Company were to incur costs for remediating contamination at these sites which exceed management’s current expectations, the Company’s financial condition and results of operations could be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2013, PriceSmart operated 31 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
LATIN AMERICA SEGMENT
Colombia(1)	3	—
Panama	3	1
Guatemala	1	2
Costa Rica(2)	5	—
El Salvador	2	—
Honduras(3)	1	1
Nicaragua	1	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	24	7

(1)
During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.

(2)	In February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which the Company opened its sixth membership warehouse club in Costa Rica on October 18, 2013.

(3)	In February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

As of August 31, 2013, the Company’s warehouse club buildings occupied a total of approximately 2,104,480 square feet of which 420,647 square feet were on leased property.

The following is a summary of other leased facilities:

Location	Facility Type	Own land and building	Lease land and/or building
LATIN AMERICA SEGMENT
Bogota, Colombia	Central Offices	—	1
Panama	Storage and Distribution Facility	—	1
Costa Rica	Storage and Distribution Facility	—	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	—	1
Chaguanas, Trinidad	Employee Parking	—	1
Chaguanas, Trinidad	Container Parking	—	1
Jamaica	Storage Facility	—	1
Santo Domingo, Dominican Republic	Central Offices	—	1
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	—	1
Miami, FL	Distribution Facility	—	1
Total		—	10

The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2014	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2014	none
San Diego, CA	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2014	3 years

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2013 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2013 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2013 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2013 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2013 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2013, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2013, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2013, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of PriceSmart, Inc. and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2013

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

(1) and (2) Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(19)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(18)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(20)	Amendment to Amended and Restated Bylaws of the Company.

4.1(22)	Specimen of Common Stock certificate.

10.1(a)(48)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.1(b)*	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2001 Equity Participation Plan of PriceSmart, Inc.

10.1(c)*	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.2(a)(32)	International Loan Swap Agreement with Citibank, N.A. dated as of February 13, 2008.

10.2(b)(37)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(c)(39)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.3(a)(2)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(3)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(4)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(5)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(5)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(6)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(6)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(7)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(8)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(9)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(30)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(23)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(25)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(27)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(31)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(28)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(34)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(32)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(35)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(36)**	Twenty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(37)**	Twenty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(40)**	Twenty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(41)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(44)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(45)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(46)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.3(ab)(47)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ac)(47)**	Twenty-Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ad)(49)**	Thirtieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2012.

10.3(ae)(50)**	Thirty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2013.

10.4(a)(45)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(46)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.4(c)(47)**	Second Amendment to Employment Agreement between the Company and John M. Heffner, dated November 18, 2011.

10.4(d)(50)**	Third Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2013.

10.5(10)	Form of Indemnity Agreement.

10.8(a)(13)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(4)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(5)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(11)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(14)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(6)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(12)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(9)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(20)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(24)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(27)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(28)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(29)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(32)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(33)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(36)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(37)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(38)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(41)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(41)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(42)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(45)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(46)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(46)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.8(y)(47)**	Twenty-Third Amendment to Employment Agreement between the Company and Thomas Martin dated November 18, 2011.

10.8(z)(48)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2012.

10.8(aa)(50)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2013.

10.8(ab)(51)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2013.

10.10(36)	Letter Agreement between RBTT Bank Ltd. and PriceSmart (Trinidad) Limited dated November 20, 2008.

10.11(36)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(36)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(15)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.14(14)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.15(a)(12)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.15(b)(8)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.15(c)(19)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.15(d)(23)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.15(e)(26)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.15(f)(27)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.15(g)(28)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.15(h)(32)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.15(i)(36)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.15(j)(37)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.15(k)(41)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.15(l)(45)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.15(m)(46)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.15(n)(47)**	Thirteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 18, 2011.

10.15(m)(50)**	Fourteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2013.

10.16(a)(6)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.16(b)(6)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.16(c)(12)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.16(d)(9)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.16(e)(20)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.16(f)(24)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.16(g)(27)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.16(h)(28)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.16(i)(29)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.16(j)(32)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.16(k)(33)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.16(l)(36)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.16(m)(37)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.16(n)(38)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.16(o)(38)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.16(p)(41)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.16(q)(41)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.16(r)(42)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.16(s)(45)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.16(t)(46)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.16(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.16(v)(47)**	Twentieth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 18, 2011.

10.16(w)(48)**	Twenty-First Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2012.

10.16(x)(50)**	Twenty-Second Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2013.

10.16(y)(51)**	Twenty-Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2013.

10.17(16)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.18(a)(7)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.18(b)(7)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.18(c)(7)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.18(d)(7)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.18(e)(7)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.18(f)(9)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.18(g)(9)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.18(h)(20)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.18(i)(24)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.18(j)(27)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.18(k)(28)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.18(l)(29)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.18(m)(32)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.18(n)(33)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.18(o)(36)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.18(p)(37)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.18(q)(38)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.18(r)(41)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.18(s)(42)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.18(t)(45)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.18(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.18(v)(46)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.18(w)(47)**	Twenty-First Amendment to Employment Agreement between the Company and Brud Drachman, dated November 18, 2011.

10.18(x)(48)**	Twenty-Second Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2012.

10.18(y)(50)**	Twenty-Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2013.

10.18(z)(51)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2013.

10.19(17)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.20(a)(21)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.20(b)(21)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.20(c)(25)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.20(d)(27)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.20(e)(31)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.20(f)(28)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.20(g)(34)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.20(h)(34)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.20(i)(32)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.20(j)(35)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.20(k)(36)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.20(l)(37)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.20(m)(40)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.20(n)(41)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.20(o)*	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.20(p)(44)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.20(q)(45)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.20(r)(46)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.20(s)(47)**	Eighteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2011.

10.20(t)(47)**	Nineteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 18, 2011.

10.20(u)(49)**	Twentieth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2012.

10.20(v)(50)**	Twenty-First Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2013.

10.21(a)(32)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.22(a)(40)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.23(41)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.24(42)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.25(42)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.26(43)	Commercial Mortgage Loan Agreement dated August 31, 2010 between PriceSmart Panama, S.A. and Metrobank, S.A.

10.27(44)	Loan Agreement between PriceSmart Colombia, S.A.S. and Citibank, N.A., dated as of November 1, 2010.

10.28(44)	Deposit Agreement between PriceSmart, Inc. and Citibank, N.A., New York, dated as of November 24, 2010.

10.29(44)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.29(a)(44)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.29(b)(44)	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.30(46)	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.30(49)	Loan Agreement between PSMT (Barbados Inc. and Citicorp Merchant Bank Limited, dated August 30, 2012.

10.31**	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.32(52)**
2013 Equity Incentive Award Plan of PriceSmart, Inc. (incorporated by reference to Appendix A to the definitive Proxy Statement for the Company's 2013 Annual Meeting of Stockholders filed with the Commission on December 5, 2012)

10.33(52)**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

10.34(52)**	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.

10.35(52)**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2013.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(3)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(10)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(16)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(17)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.

(39)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.

(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.

(44)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.

(45)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.

(47)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 filed with the Commission on January 9, 2012.

(48)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.

(49)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.

(50)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2013 filed with the Commission on April 9, 2013.

(51)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 filed with the Commission on July 10, 2013.

(52)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the consolidated financial statements of PriceSmart, Inc. as of August 31, 2013 and 2012, and for each of the three years in the period ended August 31, 2013, and have issued our report thereon dated October 30, 2013 (incorporated herein by reference). Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2013

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2011	$15	$(12)	$2	$5
Year ended August 31, 2012	$5	$8	$(12)	$1
Year ended August 31, 2013	$1	$64	$(65)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	October 30, 2013	PRICESMART, INC.
		By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 30, 2013
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 30, 2013
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 30, 2013
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 30, 2013
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 30, 2013
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 30, 2013
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	October 30, 2013
Katherine L. Hensley

/s/ LEON C. JANKS	Director	October 30, 2013
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 30, 2013
Edgar Zurcher

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
August 31, 2013

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

	Years Ended August 31,
	2013	2012	2011	2010	2009
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales (1)	$2,239,266	$1,999,364	$1,674,788	$1,365,537	$1,224,123
Export sales	23,059	15,320	8,831	4,139	3,679
Membership income	33,820	26,957	22,817	19,742	17,903
Other income (1)	3,667	3,522	3,585	3,290	3,378
Total revenues	2,299,812	2,045,163	1,710,021	1,392,708	1,249,083
Total cost of goods sold (1)	1,929,428	1,715,981	1,431,025	1,160,247	1,045,381
Total selling, general and administrative (1)	240,924	220,639	189,032	157,960	144,528
Preopening expenses	1,525	617	1,408	1,123	515
Asset impairment and closure costs (gains)	—	—	—	18	(249)
Operating income	127,935	107,926	88,556	73,360	58,908
Total other income (expense)	(4,724)	(5,212)	800	(1,120)	(1,782)
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	123,211	102,714	89,356	72,240	55,702
Provision for income taxes	(38,942)	(35,053)	(27,468)	(22,787)	(13,069)
Losses of unconsolidated affiliates	(4)	(15)	(52)	(22)	(21)
Net income attributable to noncontrolling interests	—	—	—	(132)	(265)
Net income from continuing operations attributable to PriceSmart	84,265	67,646	61,836	49,299	42,347
Discontinued operations income (loss), net of tax	—	(25)	(86)	16	(28)
Net income attributable to PriceSmart	$84,265	$67,621	$61,750	$49,315	$42,319
INCOME PER COMMON SHARE -BASIC:(2)
Income from continuing operations attributable to PriceSmart	$2.78	$2.24	$2.07	$1.66	$1.43
Discontinued operations, net of tax	—	—	—	—	—
Basic net income per common share attributable to PriceSmart	$2.78	$2.24	$2.07	$1.66	$1.43
INCOME PER COMMON SHARE -DILUTED:(2)
Income from continuing operations attributable to PriceSmart	$2.78	$2.24	$2.07	$1.65	$1.43
Discontinued operations, net of tax	—	—	—	—	—
Diluted net income per common share attributable to PriceSmart	$2.78	$2.24	$2.07	$1.65	$1.43
Weighted average common shares - basic	29,647	29,554	29,441	29,254	28,959
Weighted average common shares - diluted	29,681	29,582	29,457	29,281	29,058

(1)
The Company receives cash consideration from its vendors for product demonstrations. Prior to fiscal year 2013, the Company recorded this consideration as Other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has accordingly recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013. These reclassifications did not impact consolidated operating income or net income.

The following table summarizes the impact of these reclassifications (in thousands):

	Years Ended August 31,
	2012	2011	2010	2009
Revenues:
Net warehouse club sales-as previously reported	$2,000,046	$1,675,247	$1,365,801	$1,224,331
Reclassifications	(682)	(459)	(264)	(208)
Net warehouse club sales-as currently reported	$1,999,364	$1,674,788	$1,365,537	$1,224,123

Other income-as previously reported	8,422	7,352	6,209	5,715
Reclassifications	(4,900)	(3,767)	(2,919)	(2,337)
Other income-as currently reported	$3,522	$3,585	$3,290	$3,378

Cost of goods sold:
Total cost of goods sold-as previously reported	1,718,780	1,433,028	1,161,797	1,046,614
Reclassifications	(2,799)	(2,003)	(1,550)	(1,234)
Total cost of goods sold reported	$1,715,981	$1,431,025	$1,160,247	$1,045,380

Selling, general and administrative:
Total selling, general and administrative-as previously reported	223,422	191,255	159,593	145,839
Reclassifications	(2,783)	(2,223)	(1,633)	(1,311)
Total selling, general and administrative-as currently reported	$220,639	$189,032	$157,960	$144,528

Net effect on operating income	$—	$—	$—	$—

(2)
Effective September 1, 2009 (fiscal year 2010), the Company adopted Financial Accounting Standards Board guidance that addresses whether instruments granted in share-based payment transactions are participating securities and, therefore, have a potential dilutive effect on earnings per share (“EPS”).  This guidance was applied retrospectively to fiscal year 2009.  Fiscal year 2009 previously reported diluted net income per share using the treasury stock method to calculate the dilutive common shares outstanding during the period.  The prior method resulted in diluted income per share from continuing operations attributable to PriceSmart, Inc. of $1.45 for the fiscal years 2009.

PRICESMART, INC. SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2013	2012	2011	2010	2009
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$121,874	$91,248	$76,817	$73,346	$44,193
Short-term restricted cash	$5,984	$1,241	$1,240	$1,240	$10
Total assets	$826,039	$735,712	$664,328	$572,565	$487,373
Long-term debt, net of current portion	$60,263	$71,422	$60,451	$53,005	$37,120
Total PriceSmart stockholders’ equity	$481,049	$418,914	$375,838	$336,043	$300,398
Dividends paid on common stock(3)	$18,133	$18,120	$17,934	$14,895	$19,551

(3)	On November 27, 2012, January 25, 2012, January 19, 2011, January 27, 2010, and January 29, 2009, the Company declared a cash dividend on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning the Company's anticipated future revenues and earnings, adequacy of future cash flow, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth depends, in part, on the Company's ability to successfully open new warehouse clubs; the Company might not identify in a timely manner or effectively respond to changes in consumer trends and changes in consumer preferences for merchandise and shopping modalities, which could adversely affect its relationship with members, demand for its products and market share; the Company faces difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business and/or from which the Company acquires merchandise; the Company relies extensively on computer systems to process transactions, summarize results and manage its business. Failure to adequately maintain the Company's systems and disruptions in its systems could harm its business and adversely affect its results of operations; the Company could be subject to additional tax liabilities; a few of the Company's stockholders own approximately 29.7% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; potential future impairments of long lived assets could adversely affect the Company's future results of operations and financial position; write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position; the Company faces increased public company compliance risks and compliance risks related to the Company's international operations; the Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; if remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management's current expectations, the Company's financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2013 filed on October 30, 2013 pursuant to the Securities Exchange Act of 1934.  See “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

PriceSmart's business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all subsidiaries as of August 31, 2013 is 100% and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of August 31, 2013, for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of August 31, 2013	Number of Warehouse Clubs in Operation as of August 31, 2012	Anticipated warehouse club openings in fiscal year 2014
Country/Territory
Colombia	3	1	—
Panama	4	4	—
Costa Rica	5	5	1
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	1
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	31	29	2

During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

The Company's warehouse clubs are located in Latin America and the Caribbean, and its corporate headquarters, U.S. buying operations and distribution centers are located primarily in the United States. The Company's reportable segments are based on management's organization of these locations into operating segments by general geographic location. The Company's operating segments are the United States, Latin America and the Caribbean.

General Economic Factors

The economies in the major PriceSmart markets, such as Panama, Costa Rica and Trinidad, continue to experience moderate to strong year-over-year growth. Specific events in some of the smaller countries in which the Company has warehouse clubs, such as increases in value-added taxes, reduced economic activity, currency devaluations and other factors, are contributing to a more challenging retail environment in those markets, adversely impacting sales growth.

The Company does not currently face direct competition from U.S. branded membership warehouse club operators. However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S. based retailer. The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. The Company has noted that certain retailers are making investments in upgrading their stores and adding new locations within the Company's markets resulting in increased competition. For example, Cost-U-Less, a cash and carry, low price operator with which the Company competes in St. Thomas, recently opened a location in Barbados. Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

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

Currency exchange rate fluctuations affect affect the Company's consolidated sales as local currency denominated sales are translated to U.S. dollars. Also, as a result of local currency fluctuations, the Company revalues all U.S. dollar-denominated monetary assets and liabilities within the Company's markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

The Company seeks to manage its foreign exchange risk by (1) adjusting selling prices from time to time; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local currency-denominated long-term loans in Honduras and Guatemala; has cross-currency interest rate swaps and forward currency derivatives in Colombia and has forward currency derivatives in Costa Rica. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. For example, in the first quarter of fiscal year 2012, concerns related to European sovereign debt contributed to a 9.3% devaluation of the Colombian peso against the U.S. dollar, resulting in the Company's Colombian subsidiary recording approximately $1.5 million in currency losses upon the translation of U.S. dollar denominated liabilities. Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

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

Current and Future Management Actions

Generally, the Company's operating efficiencies, earnings and cash flow from operations improve as sales increase. Higher sales provide greater purchasing power and often result in lower product prices from the Company's suppliers. Further, increased sales permit the Company to leverage its selling, general and administrative expenses. Sales growth in our existing locations (comparable warehouse club sales) creates the highest degree of expense leverage. Therefore, the Company prioritizes initiatives that it expects will have the greatest impact on increasing sales, particularly within our existing locations. Looking forward to the next several quarters, the following items are likely to have an impact on the Company's business and the results of operations.

The Company seeks to increase sales by attracting new members and growing sales with existing members in its warehouse clubs and by adding new PriceSmart warehouse clubs. During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it anticipates opening its sixth membership warehouse club in Costa Rica in the fall of 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in its markets. The Company's continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations allowed the Company to increase comparable warehouse club sales for the 52-week period ended September 1, 2013 9.0% compared to the same 52-week period the prior year. In addition the Company increased the number of member accounts 13.5% over the prior year.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices, providing value to its members. In October 2012, the Company launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. The Platinum membership program is currently being evaluated to determine if Platinum membership should be offered in other of the Company's markets.

Logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower costs and ensure a good flow of merchandise to our warehouse clubs. The Company is adding regional distribution centers in some of its markets (currently Costa Rica and Panama) to improve merchandise flow and lower operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

Purchasing land and constructing warehouse clubs is the Company's single largest capital investment.  Securing land for warehouse club locations is challenging within the Company’s markets, especially in Colombia, because suitable sites at a price that would provide a rate of return on the Company's investment that would make the development of a warehouse club economically feasible are difficult to find. Although the Company has entered into real estate leases in the past and will likely do so in the future, the Company’s preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, the Company occasionally has to purchase more land than is actually needed for the warehouse club facility.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property. The excess land at Alajuela and Brisas is being held for development by the joint ventures, which commenced in fiscal year 2011. A similar development strategy is being employed for the Company's excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by the Company. The profitable sale or development of real estate is highly dependent on real estate marker conditions.

Financial highlights for the fourth quarter of fiscal year 2013 included:

•
Net warehouse club sales increased 13.9% over the comparable prior year period. The Company had two additional warehouse clubs in the quarter (both in Cali, Colombia) compared to the fourth quarter of fiscal 2012. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended September 1, 2013 grew 9.3%.

•	Membership income for the fourth quarter of fiscal year 2013 increased 24.1% to $9.0 million.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 12.0% over the prior year period, and warehouse sales gross profits as a percent of net warehouse sales were 15.1%, a reduction of 25 basis points from the same period last year.

•	Selling, general and administrative expenses, including pre-opening expenses decreased 37 basis points as a percentage of sales compared to the fourth quarter of last year.

•	Operating income for the fourth quarter of fiscal year 2013 was $33.0 million, an increase of $5.1 million over the fourth quarter of fiscal year 2012.

•	Net income for the fourth quarter of fiscal year 2013 was $20.8 million, or $0.69 per diluted share, compared to $17.7 million, or $0.58 per diluted share, in the comparable prior year period.

Financial highlights for fiscal year 2013 included:

•	Net warehouse club sales increased 12.0% to $2.2 billion for fiscal year 2013 compared to fiscal year 2012 and reflected the sales of two additional clubs for a portion of the year.

•	Membership income for fiscal year 2013 was $33.8 million, an increase of 25.5% compared to fiscal year 2012. The number of membership accounts at year end was 1,095,513.

•
Gross profits (net warehouse sales less associated cost of goods sold) increased 11.3%. Gross profits as a percent of net warehouse sales were 14.8% for the full year, a decrease of 10 basis points (0.10%) from fiscal year 2012.

•	Selling, general and administrative expenses, including pre-opening expenses, improved 24 basis points as a percent of sales (0.24%).

•	Operating income for fiscal year 2013 was $127.9 million, an increase of 18.5% from the prior year.

•	Foreign exchange transactions resulted in a net loss of $954,000 for the fiscal year 2013 compared to a net loss in fiscal year 2012 of $525,000.

•	Net income for fiscal year 2013 was $84.3 million, or $2.78 per diluted share, compared to $67.6 million, or $2.24 per diluted share, in the prior year.

Comparison of Fiscal Year 2013 to 2012 and Fiscal Year 2012 to 2011

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2013, 2012 and 2011 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

Certain percentages presented are calculated using actual results prior to rounding.  The Company’s fiscal year ends on August 31. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales

	Fiscal Years Ended August 31,
	2013		2012(1)		2011(1)
	Amount	% Change	Amount	% Change	Amount
Net Warehouse Club Sales	$2,239,266	12.0%	$1,999,364	19.4%	$1,674,788

(1)
The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2013 to 2012

Net warehouse club sales grew 12.0% in fiscal year 2013 compared to fiscal year 2012 with the Company recording positive sales growth in all countries.  Colombia, in particular, experienced strong sales growth with the addition of two warehouse clubs in fiscal year 2013 (North and South Cali, Colombia). Overall sales growth was predominantly driven by transaction growth of 8.8%.  The average value of each transaction grew 2.9%.

Comparison of 2012 to 2011

Net warehouse club sales grew 19.4% in fiscal year 2012 compared to fiscal year 2011.  The sales growth in the year reflected sales from one additional warehouse club in fiscal year 2012 (Barranquilla, Colombia) compared to fiscal year 2011. Overall sales growth was predominantly driven by transaction growth of 17.7%.  The average value of each transaction grew 1.4%.

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

Comparison of 2013 to 2012

Comparable warehouse club sales for the 52-week period ended September 1, 2013 increased 9.0% compared to the same 52-week period last year.

Comparison of 2012 to 2011

Comparable warehouse club sales for the 52-week period ended September 2, 2012 increased 14.5% compared to the same 52-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2013, 2012 and 2011 in the segments in which the Company operates.

The first warehouse club in Colombia opened on August 19, 2011. During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively.

	Fiscal Years Ended August 31,
	2013		2012(1)		2011(1)
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue
Latin America	$1,515,211	67.7%	$1,315,917	65.8%	$1,060,379	63.3%
Caribbean	724,055	32.3%	683,447	34.2%	614,409	36.7%
Net Warehouse Club Sales	$2,239,266	100.0%	$1,999,364	100.0%	$1,674,788	100.0%

(1)
The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

	Fiscal Years Ended August 31,
	2013		2012
	Year-over-year increase	% change	Year-over-year increase	% change
Latin America	$199,294	15.1%	$255,538	24.1%
Caribbean	40,608	5.9%	69,038	11.2%
Net Warehouse Club Sales	$239,902	12.0%	$324,576	19.4%

Comparison of 2013 to 2012

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects the sales associated with two additional warehouse clubs in this segment in fiscal year 2013 compared to fiscal year 2012 (North and South Cali, Colombia) and improved economic conditions in those larger and more diversified markets, particularly Panama and Costa Rica. Within the Caribbean segment, the Company saw small positive growth in the single club island markets, with stronger growth in Trinidad. There was no change in the number of warehouse clubs in the Caribbean segment between fiscal year 2012 and fiscal year 2013. We expect Latin America sales growth to continue to outpace Caribbean sales growth as the next two warehouse clubs we expect to open are located in Costa Rica and Honduras.

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

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold by the Company during the fiscal years ended August 31, 2013, 2012 and 2011.

	Fiscal Years Ended August 31,
	2013	2012	2011
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	26%	26%	26%
Food (including candy, snack foods, dry and fresh foods)	53%	53%	52%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	13%	13%	14%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	6%	6%	6%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2013 to 2012

There was no change in the mix of major category sales between fiscal year 2013 and 2012.

Comparison of 2012 to 2011

The slight trend toward a higher mix of food continued in fiscal year 2012 was driven by growth in grocery and bakery.

Export Sales

	Fiscal Years Ended August 31,
	2013			2012			2011
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$23,059	7,739	50.5%	$15,320	$6,489	73.5%	$8,831

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines consistent with each of the past two fiscal years for which the Company earns an approximately 5% margin.

Membership Income

	Fiscal Years Ended August 31,
	2013			2012			2011
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership Income	$33,820	$6,863	25.5%	$26,957	$4,140	18.1%	$22,817
Membership income % to net warehouse club sales	1.5%			1.3%			1.4%
Number of total accounts	1,095,513	129,912	13.5%	965,601	133,101	16.0%	832,500

Comparison of 2013 to 2012

The Company ended the fiscal year with 1,095,513 membership accounts.  Membership income, which is recognized ratably over the one-year life of the membership, grew 25.5% for the twelve months ended August 31, 2013 compared to same period in the prior year.  The average membership fee per membership account sold during fiscal year 2013 increased to $33.86 from $30.39. The increase in the annual fee in most markets which took effect in June 2012 along with the Platinum membership introduced in Costa Rica in November 2012 contributed 10.1% to the increased membership income recognized in the quarter compared to the same period a year ago. The membership renewal rate for the 12-month period ended August 31, 2013 was 85%.

Comparison of 2012 to 2011

The Company ended fiscal year 2012 with 965,601 membership accounts.  Membership income grew 18.1% for the twelve months ended August 31, 2012 compared to same period in the prior year.  The average membership fee per membership account sold during fiscal year 2012 increased to $30.39 from $29.41 in the prior year primarily because of an increase in the fee charged for membership beginning on June 1 in selected markets. The membership renewal rate for the 12-month periods ended August 31, 2012 and 2011 was 88%.

Other Income

Other income consists of rental income, advertising revenue, and other miscellaneous revenue.

	Fiscal Years Ended August 31,
	2013			2012(1)			2011(1)
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other income	$3,667	$145	4.1%	$3,522	$(63)	(1.8)%	$3,585

(1)
The Company has made reclassifications to the consolidated statement of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see selected financial data for further detail.

Comparison of 2013 to 2012

The increase in Other income for fiscal year 2013 compared to fiscal year 2012 resulted primarily from growth in rental income.

Comparison of 2012 to 2011

For fiscal year 2012 compared to fiscal year 2011, rental income decreased $159,000.  The decrease in rental income was a result of the sale in the third quarter of fiscal year 2011 of the former warehouse club in Los Pueblos, Panama, for which the Company had received $281,000 of rental income in that fiscal year and a decrease in third-party royalties and construction services of approximately $168,000. This was offset by new tenant leases within the San Fernando, Trinidad location.

Gross Margin

Warehouse Sales Gross Profit and Gross Margin

	Fiscal Years Ended August 31,
	2013			2012(1)			2011(1)
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,239,266	$239,902	100.0%	$1,999,364	$324,576	100.0%	$1,674,788	100.0%
Less associated cost of goods	1,907,632	206,300	85.2%	1,701,332	278,679	85.1%	1,422,653	84.9%
Warehouse gross profit margin	$331,634	$33,602	14.8%	$298,032	$45,897	14.9%	$252,135	15.1%

(1)
The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2013 to 2012

For fiscal year 2013, warehouse gross profit increased due to higher sales, but gross margins as a percent of warehouse club sales were lower than fiscal year 2012 by 10 basis points. This margin reduction resulted from price reductions across nearly all merchandise categories and countries implemented throughout the year, reflecting the Company's efforts to provide value to our members through on-going price reductions. The decrease in overall warehouse gross profit margins due to price reductions was partially offset by changes in merchandise mix within the major categories that had a small positive increase on warehouse gross profit margins as a percent of sales.

Comparison of 2012 to 2011

For the fiscal year 2012, warehouse gross profit increased due to higher sales, but gross margins as a percent of warehouse club sales were lower than fiscal year 2011 by 14 basis points. Price reductions across most merchandise categories and geographies and higher importation costs on the initial investment in merchandise to supply the Barranquilla warehouse club during the first six months of operations, which adversely affected full year 2011 warehouse gross profit margins, combined to account for a 14 basis point (0.14%) reduction in warehouse gross profit margin as a percent of sales in the fiscal year.

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2013			2012			2011
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$23,059	$7,739	100.0%	$15,320	$6,489	100.0%	$8,831	100.0%
Less associated cost of goods sold	21,796	7,147	94.5%	14,649	6,277	95.6%	8,372	94.8%
Export sales gross profit margin	$1,263	$592	5.5%	$671	$212	4.4%	$459	5.2%

The increase in export sales gross margin dollars in each fiscal year was due to increased direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2013				2012(1)				2011(1)
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$194,140	8.7%	$14,522	8.1%	$179,618	9.0%	$27,022	17.7%	$152,596	9.1%

(1)
The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see selected financial data for further detail.

Comparison of 2013 to 2012

Warehouse club operations expense decreased 31 basis points (0.31%) as a percent of net warehouse sales in fiscal year 2013 compared to fiscal year 2012, despite the additional expenses associated with the Canas Gordas (Cali South) Colombia warehouse club and the Menga (Cali North) Colombia for portions of the year. The Company experienced positive expense leverage in nearly all its major operating cost categories. In addition, the year-over-year comparison benefited from a $777,000 charge taken last year associated with past debit card fees.

Comparison of 2012 to 2011

Warehouse club operations expense as a percent of net warehouse sales decreased 12 basis points (0.12%) in fiscal year 2012 compared to fiscal year 2011. A reduction in depreciation expense contributed 13 basis points (0.13%) of improvement primarily because of the $2.3 million charge taken in the fourth quarter of fiscal year 2011 to correct errors in the calculation of depreciation expense in prior periods. Offsetting the reduced depreciation expenses was an increase in credit card expense, which added 8 basis points (0.08%) of cost largely related to increased transaction fees for certain debit cards in some countries, including a $777,000 charge taken in fiscal year 2012 for past debit card transaction fees that had not been previously charged to the Company by its third-party processor. Expenses related to payroll, utilities and repair and maintenance all decreased as a percent of sales.

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2013				2012				2011
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$46,784	2.1%	$5,763	14.0%	$41,021	2.1%	$4,585	12.6%	$36,436	2.2%

Comparison of 2013 to 2012

The expenses associated with the Company's corporate and U.S. buying operations grew 14.0% in fiscal year 2013 compared to the year earlier period, largely driven by increased salaries and benefits including stock compensation expense. However, as a percentage of sales, general and administrative expenses were basically flat.

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

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2013			2012			2011
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$1,525	$908	147.2%	$617	$(791)	(56.2)%	$1,408

Comparison of 2013 to 2012

The majority of pre-opening expenses incurred in fiscal year 2013 were related to the activities of the Canas Gordas and Menga, Colombia warehouse clubs which opened during the year. In addition a small amount of pre-opening expenses were incurred in conjunction with the warehouse clubs planned to be opened in fiscal year 2014 in Cartago, Costa Rica and Tegucigalpa, Honduras.

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

Operating Income

	Fiscal Years Ended August 31,
	2013				2012(1)				2011(1)
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$127,935	5.7%	20,009	18.5%	$107,926	5.4%	$19,370	21.9%	$88,556	5.3%

(1)
The Company has made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2013 to 2012 and 2012 to 2011

Operating income improved by $20.0 million compared to the prior year period, resulting from higher sales and membership income, an increase in warehouse margins and the leveraging of selling, general and administrative costs, all of which were partially offset by an increase in pre-opening expenses.

Interest Expense

	Fiscal Years Ended August 31,
	2013		2012		2011
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest expense on loans	$3,748	$(429)	$4,177	$(165)	4,342
Interest expense related to hedging activity	1,821	465	1,356	906	450
Capitalized interest	(1,353)	(1,103)	(250)	626	(876)
Net interest expense	$4,216	$(1,067)	$5,283	$1,367	$3,916

Comparison of 2013 to 2012 and 2012 to 2011

Interest expense reflects borrowings by the Company’s wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition and ongoing working capital requirements. The decrease in net interest expense for the fiscal year 2013 is primarily due to higher level of capitalized interest associated with the construction of warehouse clubs in Colombia and Costa Rica. Additionally, there is a slight increase in net interest expense incurred related to third-party loans and hedging activity.

The increase in interest expense for fiscal year 2012 is due to an increase in debt incurred by the Company, primarily to finance its initial investment in Colombia, including the cost of land and warehouse club construction.  For fiscal year 2012, the capitalized interest is related to the final construction activities for the Barranquilla, Colombia warehouse club, the build out of the excess land in San Fernando, Trinidad and the commencement of construction activities for the Cañas Gordas, Colombia warehouse club.  For the same period in fiscal year 2011, the capitalized interest is related to the final construction activities for the Arroyo Hondo, Dominican Republic warehouse club and the construction for the Barranquilla, Colombia warehouse club.

Other Income (Expense), net

Other income consists of gain or loss on sale of assets and currency gain or loss.

	Fiscal Years Ended August 31,
	2013			2012			2011
	Amount	Change from prior year	% Change	Amount	Change from prior year	% Change	Amount
Gain or (Loss) on sale of assets	(889)	(577)	184.9	(312)	(1,075)	(140.9)	763
Currency Gain or (Loss)	(954)	(429)	81.7	(525)	(3,626)	(116.9)	3,101
Total other income (expense)	$(1,843)	$(1,006)	120.2%	$(837)	$(4,701)	(121.7)%	$3,864

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

 Comparison of 2013 to 2012

The currency loss in fiscal year 2013 was driven by losses resulting from currency devaluations in Colombia, Guatemala, Honduras and Jamaica, offset by gains recognized in Costa Rica.

Comparison of 2012 to 2011

The currency loss in fiscal year 2012 was driven by a $1.5 million net loss in Colombia resulting from a peso devaluation in the first quarter of the fiscal year, offset by net foreign exchange gains in other countries. In the prior fiscal year, the Company's $3.1 million net gain included a $646,000 net gain in Colombia.

A summary of asset disposal activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2013(1)	5,282	4,129	—	264	(889)
Fiscal Year 2012(1)	4,700	4,250	—	138	(312)
Fiscal Year 2011(2)	$17,965	$11,328	$(188)	$7,588	$763

(1)    Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

(2)    On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to the recently completed new warehouse club ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE exercised its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.   Additionally, on March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. (an affiliate of Office Depot, Mexico) for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is a board member of Office Depot, Mexico.

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2013		2012		2011
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$36,268	$2,350	$33,918	$7,843	$26,075
Net deferred tax provision (benefit)	$2,674	$1,539	$1,135	$(258)	$1,393
Provision for income taxes	$38,942	$3,889	$35,053	$7,585	$27,468
Effective tax rate	31.6%		34.1%		30.7%

Comparison of 2013 to 2012

        For fiscal year 2013, the decrease in the effective rate versus the prior year was primarily attributable to the following factors: (i) 0.6% of the decrease results from changes in the valuation allowance against net operating losses of the Company’s Colombia affiliate; (ii) 0.7% of the decrease results from a valuation allowance recorded in fiscal year 2012 against California net operating loss (NOL) due to adoption of single sales factor apportionment; (iii) 0.3% of the decrease results from prior period credit card processing fees recorded in fiscal year 2012 for which the Company did not recognize a tax benefit.

Comparison of 2012 to 2011

For fiscal year 2012, the increase in the effective rate versus the prior year was primarily attributable to the following factors: (i) during fiscal year 2012, the Company recorded a valuation allowance of $697,000 against its California net operating loss (NOL) because it does not anticipate being able to utilize the NOL (the Company elected single sales factor election apportionment in its fiscal year 2012 tax return and intends to do the same in subsequent years; such election significantly reduces the California apportionment factor and, therefore, California taxable income); (ii) in fiscal year 2011, the Company recorded a $3.1 million decrease in tax expense due to the correction of an error identified in the Company's reconciliations of net deferred tax assets related to net operating and capital loss carryforwards to its tax returns.

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
The following table summarizes the cash and cash equivalents held by foreign subsidiaries of the Company (in thousands). Repatriation of such cash and cash equivalents held by foreign subsidiaries may require the Company to accrue and pay taxes. However, management believes that its U.S. current asset position is sufficient to meet its U.S. liquidity requirements. The Company has no plans at this time to repatriate cash and cash equivalents through the payment of cash dividends by the foreign subsidiaries to the Company and, therefore, has not accrued taxes that would be due from repatriation.

	August 31, 2013	August 31, 2012
Cash and Cash Equivalents held by foreign subsidiaries	$75,108	$59,868
Cash and Cash Equivalents held domestically	46,766	31,380
Total Cash and Cash Equivalents	$121,874	$91,248

     The Company’s cash flows are summarized as follows (in thousands):

	Fiscal Years Ended August 31,
	2013	2012
Net cash provided by (used in) continuing operating activities	$130,633	$89,490
Net cash provided by (used in) discontinued operations	—	399
Net cash provided by (used in) investing activities	(71,812)	(52,567)
Net cash provided by (used in) financing activities	(21,806)	(25,082)
Effect of exchange rates	(6,389)	2,191
Net increase (decrease) in cash and cash equivalents	$30,626	$14,431

The Company’s operating activities provided cash for all periods presented as summarized below.

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012	2012 to 2011
Net Income	$84,265	$67,621	$61,750	$16,644	$5,871
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	24,444	23,739	21,154	705	2,585
Loss /(Gain) on sale of assets	889	312	486	577	(174)
Gain on sale of excess real estate In Panama	—	—	(1,249)	—	1,249
Asset impairment and Closure costs	—	—	—	—	—
Deferred income taxes	3,049	2,128	642	921	1,486
Stock-based compensation expenses	4,966	4,031	3,285	935	746
Other non-cash operating activities	3	36	128	(33)	(92)
Net non-cash related expenses	33,351	30,246	24,446	3,105	5,800
Net Income from operating activities reconciled for non-cash operating activities	117,616	97,867	86,196	19,749	11,671
Changes in Operating Assets and Liabilities not including Merchandise Inventories	29,387	15,434	35,373	13,953	(19,939)
Changes in Merchandise Inventories	(16,370)	(23,811)	(46,043)	7,441	22,232
Net cash provided by discontinued operating activities	—	399	73	(399)	326
Net cash provided by (used in) operating activities	130,633	$89,889	75,599	40,744	14,290

The 24.6% increase in Net Income from Operating Activities for fiscal year 2013 compared to fiscal year 2012 was primarily due to year-over-year increases in warehouse sales of 12.0%.  Net non-cash related expenses increased for fiscal year 2013 compared to fiscal year 2012 primarily due to an increase in depreciation expenses (reflective of the continuing investment activities in warehouse clubs), an increase in deferred income taxes, an increase in the loss on sales of assets primarily related to normal asset replacement activity and an increase in the amortization of stock-based compensation year over year.  The Company's merchandise inventories increased by $16.4 million in fiscal year 2013, reflecting a 12% growth in sales. In the previous fiscal year, merchandise inventories increased $23.8 million, reflecting a 19% growth in sales. In fiscal year 2013, the Company acquired inventory for two additional clubs as the Company opened its second and third clubs in South and North Cali, Colombia in October 2012 and May 2013, respectively.

The 9.5% increase in Net Income from Operating Activities for fiscal year 2012 compared to fiscal year 2011 was primarily due to increases in year-over-year warehouse sales of 19.4%.   Net non-cash related expenses increased for fiscal year 2012 compared to fiscal year 2011 primarily due to an increase in depreciation expenses (reflective of the continuing investment activities in warehouse clubs) and an increase in deferred income taxes for approximately $1.5 million, offset by the gain on sales of assets primarily related to the sale of former “Los Pueblos” warehouse club in Panama City that was relocated to another location in Panama City, Panama during fiscal year 2011 for approximately $1.2 million.  The decrease in cash used for inventory in fiscal year 2012 compared to fiscal year 2011 resulted primarily from the fact that fiscal year 2011 included the recording of inventory acquired for the addition of two new warehouse clubs Santo Domingo, Dominican Republic (November 5, 2010) and Barranquilla, Colombia (August 19, 2011).

The Company's use of cash in investing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012	2012 to 2011
Land acquisitions	$12,794	$10,943	$6,814	$1,851	$4,129
Warehouse club expansion, construction, and land improvements	37,855	25,998	24,859	11,857	1,139
Acquisition of fixtures and equipment	19,278	15,764	15,360	3,514	404
Increase in capital contributions to joint ventures	550	—	—	550	—
Proceeds on sale of excess real estate in Panama	—	—	(7,406)	—	7,406
Deposits for land purchase option	1,599	—	—	1,599	—
Proceeds from disposals of property and equipment	(264)	(138)	(182)	(126)	44
Net cash flows (provided by) used in investing activities	$71,812	$52,567	$39,445	$19,245	$13,122

Net cash used in investing activities was higher in fiscal year 2013 compared to fiscal year 2012 by approximately $19.2 million primarily due to the increase in the number of land acquisitions and land deposits and an increase in warehouse club construction and expansion activity in fiscal year 2013 compared to fiscal year 2012.

Net cash used in investing activities was higher in fiscal year 2012 compared to fiscal year 2011 by approximately $13.1 million primarily due to a increase in the number of land acquisitions and an increase in warehouse club construction and expansion activity in fiscal year 2012 compared to fiscal year 2011. In addition, the Company recorded proceeds from the sales of real estate in Panama in fiscal year 2011 of approximately $7.4 million that offset the use of cash used in investing activities in fiscal year 2011.

Net cash used in financing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Decrease/(Increase)
	2013	2012	2011	2013 to 2012	2012 to 2011
New bank loans, offset by establishment of certificates of deposit held against loans and payments on existing bank loans	$(1,667)	$(5,335)	$(10,891)	$3,668	$5,556
Cash dividend payments	(18,133)	(18,120)	(17,934)	(13)	(186)
Proceeds from exercise of stock options, restricted stock awards and unit vestings and the tax benefit related to these transactions	1,461	1,527	896	(66)	631
Purchase of treasury stock related to vesting of restricted stock	(3,467)	(3,154)	(2,711)	(313)	(443)
Net cash provided by (used in) financing activities	$(21,806)	$(25,082)	$(30,640)	$3,276	$5,558

Net cash used in financing activities decreased in fiscal year 2013 over fiscal year 2012 primarily due to the reduction in the amounts of certificates of deposits held against loans in fiscal year 2013 of approximately $2.0 million and the reduction of short-term loan pay downs of approximately $2.3 million, offset by normally scheduled payments in fiscal year 2013.  In addition, cash used for the purchase of treasury stock in connection with the vesting of restricted stock increased, primarily as a result of increases in the Company’s stock price.

Net cash used in financing activities increased in fiscal year 2012 over fiscal year 2011 primarily due to a decrease in net borrowings resulting from normally scheduled loan payments.  Loans obtained in fiscal year 2012 were primarily offset by certificates of deposit established as collateral for those loans. The increase in dividend payments reflected the increase in the number outstanding shares available for dividends as the dividend declared remained flat for fiscal year 2012.  In addition, cash used for the purchase of treasury stock in connection with the vesting of restricted stock increased as a result of increases in the Company’s stock price.

The following table summarizes the dividends declared and paid during fiscal years 2013, 2012 and 2011.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30
1/25/12	0.60	2/15/12	2/29/12	0.30	8/15/12	8/31/12	0.30
1/19/11	0.60	2/15/11	2/28/11	0.30	8/15/11	8/31/11	0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

 Financing Activities

On August 30, 2012 the Company's Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BDS$8.0 million (Barbados Dollars), equivalent to approximately USD $4.0 million. The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of the Company's Barbados subsidiary. On October 3, 2012, the Company obtained the proceeds from the BDS$8.0 million loan.

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

On March 14, 2011, the Company’s Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by the Company’s Costa Rican subsidiary.  The deposit will earn interest at a rate equal to three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and the Company secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and the Company secured this portion of the loan with a $2.0 million secured time deposit.  The Company drew down the third and final tranche of $6.0 million on September 30, 2011, and the Company secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012 the Company’s Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd., amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposits will earn interest at a rate equal to three-month LIBOR.  The first tranche of $8.0 million from the incremental $16.0 million of the credit facility was funded on February 21, 2012, and the Company secured this portion of the loan with an $8.0 million secured time deposit pledged by the Company's Costa Rica subsidiary.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective. None of the derivative instruments designated and qualified as cash flow hedges were determined to be ineffective for the periods reported herein.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

The Company measures the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.  The Company has designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and has accounted for them under hedge accounting rules.  The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps that qualify for derivative hedge accounting (in thousands, except footnote data):

	Liability Derivatives as of August 31,
	2013		2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps (1)(2)	Other non-current assets	$1,505	Other non-current assets	$—
Interest rate swaps(3)	Other long-term liabilities	$(14)	Other long-term liabilities	$(216)
Cross currency interest rate swap(3)(4)	Other long-term liabilities	—	Other long-term liabilities	(983)
Total derivatives designated as hedging instruments(5)		$1,491		$(1,199)

(1)
The effective portion of the cross-currency interest rate swap was recorded as income or a loss to Accumulated other comprehensive (income)/loss for $(1.0) million and $983,000 as of August 31, 2013 and 2012, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(497,000) as of August 31, 2013 related to Other non-current assets for the cross-currency interest rate swap. The Company did not record a deferred tax liability amount with an offset to other comprehensive income - tax as of August 31, 2012.

(3)
The effective portion of the interest rate swaps was recorded as income or a loss to Accumulated other comprehensive (income)/loss for $10,000 and $162,000 net of tax, as of August 31, 2013 and 2012, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $4,000 and $54,000 as of August 31, 2013 and 2012, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $325,000 as of August 31, 2012 related to Other long-term liabilities for the cross-currency interest rate swaps. The Company did not record a deferred tax asset amount with an offset to the tax valuation allowance as of August 31, 2013.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company did not have any open forward foreign exchange contracts outstanding as of August 31, 2013.

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2013		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$—		$24

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2013	$35,863	$—	$588	$35,275	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

As of August 31, 2013, the Company had approximately $25.0 million of short-term facilities available in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.

As of August 31, 2013 and August 31, 2012, the Company, together with its wholly owned subsidiaries, had $73.0 million and $78.7 million, respectively, outstanding in long-term borrowings.  The decrease during the current period primarily relates to normally scheduled payments of principal of approximately $7.6 million offset by the addition of long-term loans of approximately $4.0 million. Translation adjustment gains also decreased long-term debt, primarily due to the translation of foreign denominated debt of subsidiaries whose functional currency is not the U.S. dollar for approximately $2.0 million. These foreign currency translation adjustments are recorded within Other Comprehensive Income. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $55.2 million and $59.6 million as of August 31, 2013 and August 31, 2012, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $33.8 million and $36.9 million as of August 31, 2013 and August 31, 2012, respectively.

As of August 31, 2013 and August 31, 2012, the Company had approximately $55.9 million and $58.0 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the fourth quarter, the Company detected that it was not in compliance with the covenants described in the underlying contract in the Barbados subsidiary. The Company obtained a written waiver from the bank with respect to any non-compliance for fiscal year 2013. As of August 31, 2013 and August 31, 2012, the Company was in compliance with all covenants, amended covenants or had received a written waiver from the bank with respect to any non-compliance.

Contractual Obligations

As of August 31, 2013, the Company's commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$16,873	$48,893	$13,957	$4,162	$83,885
Operating leases(2)	7,362	13,600	13,872	29,792	$64,626
Additional capital contribution commitments to joint ventures(3)	3,113	—	—	—	$3,113
Data recovery services(4)	40	—	—	—	$40
Distribution center services(5)	125	41	—	—	$166
Warehouse club construction commitments (6)	3,027	—	—	—	$3,027
Total	$30,540	$62,534	$27,829	$33,954	$154,857

(1)
Long-term debt includes debt with both fixed and variable interest rates.  The Company has used variable rates as of August 31, 2013 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross currency interest rate swap, the Company has used the fixed interest rates as set by the interest rate swaps.

(2)	Operating lease obligations have been reduced by approximately $749,000 to reflect the amounts net of sublease income.

(3)
Amounts shown are the contractual capital contribution requirements for the Company's investment in the joint ventures that the Company has agreed to make; however, the parties intend to seek alternate financing for these projects. On September 26, 2012, the Company contributed an additional $300,000 to Price Plaza Alajuela, S.A. and maintained its 50% interest in the joint venture. On October 26, 2012, the Company contributed an additional $250,000 to Golf Park Plaza S.A. and maintained its 50% interest in the joint venture. The contributions were a portion of the Company's required additional future contributions under the joint venture agreement.

(4)	Amounts shown are the minimum payments under contract for the Company’s offsite data recovery services agreement.

(5)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.

(6)	The amounts shown represent contractual obligations for construction services not yet rendered.

Income Tax Liabilities

The Company has as of August 31, 2013 approximately $1.3 million in net liabilities for income taxes associated with uncertain tax benefits for which the timing of future of payment is uncertain.

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

The following table summarizes the shares repurchased during fiscal years 2013 and 2012:

Period	(a) Total Number of Shares Purchased 2013	(b) Average Price Paid Per Share 2013	(a) Total Number of Shares Purchased 2012	(b) Average Price Paid Per Share 2012
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28 or February 29,	41,774	77.43	41,910	67.82
3rd quarter ended May 31,	660	77.83	2,418	71.80
4th quarter ended August 31,	2,026	89.40	2,045	68.89
Total fiscal year	44,460	$81.55	46,373	$68.07

The following table summarizes the shares re-issued during fiscal years 2013 and 2012:

Period	(a) Total Number of Shares Re-issued 2013	(b) Average Cost Paid Per Share 2013	(a) Total Number of Shares Re-issued 2012	(b) Average Cost Paid Per Share 2012
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28 or February 29,	—	—	196,850	25.16
3rd quarter ended May 31,	—	—	—	—
4th quarter ended August 31,	—	—	—	—
Total fiscal year	—	$—	196,850	$25.16

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of August 31, 2013, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at August 31, 2013 of approximately $19.2 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. federal NOLs by generating sufficient taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. taxable income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date are limited on an annual basis. The Company made a single sales factor election on its California tax return for fiscal year 2012 and intends to do the same for fiscal year 2013, after which time application is mandatory. Application of the single sales factor significantly reduced the California apportionment factor and, therefore, California taxable income. As a result, the Company maintains a valuation allowance on substantially all of its California NOLs. The Company had net foreign deferred tax assets of $9.8 million and $8.7 million as of August 31, 2013 and August 31, 2012, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on August 31, 2013 and 2012. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

 Value-Added Tax Receivable – The Company within the course of its normal business pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processor to remit a portion of sales processed via credit card directly to the government, converting this amount into a VAT receivable. These procedures alter the natural offset of input and output VAT and force the Company to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and, further reinforced by recent favorable jurisprudence on this matter, expects to prevail. Therefore, the Company has not placed an allowance on the amounts of VAT receivable. The balance of the VAT receivable in this country was $4.3 million and $3.7 million as of August 31, 2013 and August 31, 2012, respectively.

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

•Long-term VAT receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts or countries which are subject to outstanding disputes.

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

Recent Accounting Pronouncements

FASB ASC 405 ASU 2013-04 - Obligations resulting from joint and several liability arrangements.

In February 2013, the FASB issued amendments providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment was retrospectively effective for the Company as of September 1, 2013. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASC 220 ASU 2013-02 - Reporting of amounts reclassified out of accumulated other comprehensive income.

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

FASB ASC 220 ASU 2011-05 - Presentation of comprehensive income.

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

FASB ASC 350 ASU 2010-28 - When to perform step 2 of the Goodwill impairment test.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business, and the Company does not engage in speculative trading activities. To manage the risk arising from these exposures, the Company utilizes interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. For a discussion of the Company's accounting policies for derivative instruments and further disclosures, please see Notes to Consolidated Financial Statements - Note 12 - Derivative Instruments and Hedging Activities.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2013.

	Expected Fiscal Year Maturity
	(Amounts in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	9,729	12,146	4,204	879	879	3,003	30,840
Weighted-average interest rate	6.33%	6.53%	7.47%	8.00%	8.00%	8.00%	6.96%
Long-term debt with variable interest rate	3,028	2,566	24,927	9,256	1,693	710	42,180
Weighted-average interest rate	2.56%	2.56%	2.11%	2.70%	3.98%	5.85%	2.62%
Total Long-Term Debt	12,757	14,711	29,131	10,135	2,572	3,714	73,020

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	4,500	—	—	—	—	—	4,500
Weighted-average pay rate	7.05%	—%	—%	—%	—%	—%	7.05%
Weighted-average receive rate	3.43%	—%	—%	—%	—%	—%	3.43%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	8,000	8,000	16,000	8,000	—	—	40,000
Weighted-average pay rate	5.85%	4.79%	5.75%	6.02%	—%	—%	4.67%
Weighted-average receive rate	2.83%	0.98%	0.97%	0.86%	—%	—%	1.13%

The Company carries investments in cash-equivalent debt instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent debt instruments that are sensitive to changes in interest rates.

	Expected Fiscal Year Maturity
	(Amount in thousands)
	2014	2015	2016	2017	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	24,000	8,000	—	—	32,000
Weighted-average interest rate	—%	0.32%	0.26%	—%	—%	0.31%

Foreign Currency Risk

The Company has foreign currency risks related to its sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2013, the Company had a total of 31 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 24 of which operate under currencies other than the U.S. dollar. Approximately 52% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Currency exchange rate changes either increase or decrease the cost of imported products that the Company purchases in U.S. dollars and prices in local currency. Price changes can impact the demand for those products in the market. Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars. In addition, the Company revalues all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as its functional currency. These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore and the value of items shipped from the U.S. to the Company's foreign markets. The gain or loss associated with this revaluation, net of reserves, is recorded in other income (expense).

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

	Revaluation/(Devaluation)
	Twelve Months Ended August 31,
	2013	2012
Country	% Change	% Change

Colombia	(6.15)%	(2.63)%
Costa Rica	(1.29)%	2.21%
Dominican Republic	(9.57)%	(2.65)%
Guatemala	(0.24)%	(1.59)%
Honduras	(4.17)%	(4.06)%
Jamaica	(13.67)%	(4.25)%
Nicaragua	(4.98)%	(5.00)%
Trinidad	(0.50)%	0.07%

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

The Company is exposed to foreign exchange risks related to local currency denominated cash and cash equivalents held within entities whose functional currency is non-U.S. dollar, to local currency denominated debt obligations within entities whose functional currency is non-U.S. dollar, to U.S. dollar denominated intercompany debt balances within entities whose functional currency is non-U.S. dollar and to non-U.S. dollar denominated debt within entities whose functional currency is U.S. dollar. The following table discloses the effect on local currency denominated cash and cash equivalents, foreign currency denominated debt, and U.S. dollar denominated intercompany debt relative to hypothetical negative currency movements in the countries listed in the table above, based on balances as of August 31, 2013:

Overall weighted negative currency movement(1)	Decline in Local currency denominated cash and cash equivalents (in thousands)(2)	Decline in local currency denominated debt obligations (in thousands)(2)	Losses based on change in U.S. dollar denominated inter-company debt balances (in thousands)(3)
5%	$1,636	$635	$2,809
10%	$3,272	$1,271	$5,617
20%	$6,544	$2,542	$11,235

(1) Negative currency movement is assumed to be a negative movement of all currencies in all locations.

(2) Fluctuations in the value of these accounts are recorded in accumulated comprehensive income (loss), a separate component of stockholders’ equity, and disclosed within the Consolidated Statements of Comprehensive Income as Other comprehensive income (loss), net tax: Foreign currency translation adjustments.

(3) These losses would be recorded to other income (expense).

In addition, the Company is exposed to foreign currency exchange rate fluctuations associated with its U.S. dollar denominated debt obligations. The Company hedges a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.0 million at August 31, 2013 and a net liability position of approximately $1.1 million at August 31, 2012. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2013 would have resulted in a further increase in the value of the swaps of approximately $3.6 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2013 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $4.4 million.

The Company uses non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by the Company's international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The Company has not entered into any forward foreign exchange contracts as of August 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2013

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$121,874	$91,248
Short-term restricted cash	5,984	1,241
Receivables, net of allowance for doubtful accounts of $0 and $1 as of August 31, 2013 and August 31, 2012, respectively	3,130	3,361
Merchandise inventories	217,413	201,043
Deferred tax assets – current, net	6,290	5,619
Prepaid expenses and other current assets	20,890	19,067
Total current assets	375,581	321,579
Long-term restricted cash	34,775	36,505
Property and equipment, net	338,478	299,567
Goodwill	36,364	36,886
Deferred tax assets – long term	12,871	14,835
Other non-current assets (includes $1,505 as of August 31, 2013 for the fair value of derivative instruments)	19,866	18,781
Investment in unconsolidated affiliates	8,104	7,559
Total Assets	$826,039	$735,712
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	199,425	173,198
Accrued salaries and benefits	17,862	14,729
Deferred membership income	16,528	13,747
Income taxes payable	8,059	8,193
Other accrued expenses	20,136	17,515
Long-term debt, current portion	12,757	7,237
Deferred tax liability – current	111	122
Total current liabilities	274,878	234,741
Deferred tax liability – long-term	2,622	2,191
Long-term portion of deferred rent	4,440	4,336
Long-term income taxes payable, net of current portion	2,184	2,512
Long-term debt, net of current portion	60,263	71,422
Other long-term liabilities (includes $14 and $1,199 for the fair value of derivative instruments and $589 and $396 for the defined benefit plans as of August 31, 2013 and August 31, 2012, respectively)	603	1,596
Total liabilities	344,990	316,798
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,924,392 and 30,855,651 shares issued and 30,234,506 and 30,210,255 shares outstanding (net of treasury shares) as of August 31, 2013 and August 31, 2012, respectively	3	3
Additional paid-in capital	390,581	384,154
Tax benefit from stock-based compensation	8,016	6,680
Accumulated other comprehensive loss	(41,475)	(33,182)
Retained earnings	143,871	77,739
Less: treasury stock at cost; 689,886 and 645,426 shares as of August 31, 2013 and August 31, 2012, respectively	(19,947)	(16,480)
Total equity	481,049	418,914
Total Liabilities and Equity	$826,039	$735,712
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2013	2012	2011
Revenues:
Net warehouse club sales	$2,239,266	$1,999,364	$1,674,788
Export sales	23,059	15,320	8,831
Membership income	33,820	26,957	22,817
Other income	3,667	3,522	3,585
Total revenues	2,299,812	2,045,163	1,710,021
Operating expenses:
Cost of goods sold:
Net warehouse club	1,907,632	1,701,332	1,422,653
Export	21,796	14,649	8,372
Selling, general and administrative:
Warehouse club operations	194,140	179,618	152,596
General and administrative	46,784	41,021	36,436
Pre-opening expenses	1,525	617	1,408
Total operating expenses	2,171,877	1,937,237	1,621,465
Operating income	127,935	107,926	88,556
Other income (expense):
Interest income	1,335	908	852
Interest expense	(4,216)	(5,283)	(3,916)
Other income (expense), net	(1,843)	(837)	3,864
Total other income (expense)	(4,724)	(5,212)	800
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	123,211	102,714	89,356
Provision for income taxes	(38,942)	(35,053)	(27,468)
Income (loss) of unconsolidated affiliates	(4)	(15)	(52)
Income from continuing operations	84,265	67,646	61,836
Income (loss) from discontinued operations, net of tax	—	(25)	(86)
Net income	$84,265	$67,621	$61,750
Net income per share:
Basic net income per share from continuing operations	$2.78	$2.24	$2.07
Basic net income per share from discontinued operations, net of tax	—	—	—
Basic net income per share	$2.78	$2.24	$2.07
Diluted net income per share from continuing operations	$2.78	$2.24	$2.07
Diluted net income per share from discontinued operations, net of tax	—	—	—
Diluted net income per share	$2.78	$2.24	$2.07
Shares used in per share computations:
Basic	29,647	29,554	29,441
Diluted	29,681	29,582	29,457
Dividends per share	$0.60	$0.60	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2013	2012	2011
Net income	$84,265	$67,621	$61,750
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments(3)	$(10,359)	$(1,187)	$(947)
Defined benefit pension plans:
Prior service cost arising during period	—	—	(266)
Net gain (loss) arising during period	(274)	191	(7)
Amortization of prior service cost included in net periodic pensions cost	196	8	—
Total defined benefit pension plans	(78)	199	(273)
Unrealized gains (losses) on change in fair value of interest rate swaps(1)	2,144	(398)	(172)
Foreign currency translation differences for merger of foreign operations(2)(3)	—	(5,604)	—
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (2) (3)	—	(3,277)	(4,851)
Other comprehensive income (loss)	(8,293)	(10,267)	(6,243)
Comprehensive income	$75,972	$57,354	$55,507

(1)	See Note 12 - Derivative Instruments and Hedging Activities.

(2)	See Note 1 - Company Overview and Basis of Presentation.

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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2013
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2010	30,625	$3	$379,368	$4,490	$(16,672)	$(15,578)	727	$(15,568)	$336,043
Purchase of treasury stock	—	—	—	—	—	—	69	(2,711)	(2,711)
Issuance of restricted stock	71	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(6)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	144	—	—	—	—	—	144
Stock-based compensation	—	—	4,037	752	—	—	—	—	4,789
Dividend paid to stockholders	—	—	—		—	(17,934)	—	—	(17,934)
Net income	—	—	—	—		61,750	—	—	61,750
Other comprehensive income (loss)	—	—	—	—	(6,243)	—	—	—	(6,243)
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	46	(3,154)	(3,154)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953	—
Issuance of restricted stock	353	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	89	—	—	—	—	—	89
Stock-based compensation	—	—	5,469	1,438	—	—	—	—	6,907
Dividend paid to stockholders	—	—	—	—	—	(18,120)	—	—	(18,120)
Net income	—	—	—	—	—	67,621	—	—	67,621
Other comprehensive income (loss)	—	—	—	—	(10,267)	—	—	—	(10,267)

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2013
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Purchase of treasury stock	—	—	—	—	—	—	45	(3,467)	(3,467)
Issuance of restricted stock	64	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	125	—	—	—	—	—	125
Stock-based compensation	—	—	6,302	1,336	—	—	—	—	7,638
Dividend paid to stockholders	—	—	—	—	—	(18,133)	—	—	(18,133)
Net income	—	—	—	—	—	84,265	—	—	84,265
Other comprehensive income (loss)	—	—	—	—	(8,293)	—	—	—	(8,293)
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2013	2012	2011
Operating Activities:
Net income including noncontrolling interests	$84,265	$67,621	$61,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,444	23,739	21,154
Allowance for doubtful accounts	(1)	(4)	(10)
Loss on sale of property and equipment	889	312	486
Gain on sale of excess real estate in Panama	—	—	(1,249)
Deferred income taxes	3,049	2,128	642
Discontinued operations	—	25	86
Excess tax (benefit) deficiency on stock-based compensation	(1,336)	(1,438)	(752)
Equity in losses of unconsolidated affiliates	4	15	52
Stock-based compensation	6,302	5,469	4,037
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	6,307	5,668	(3,657)
Merchandise inventories	(16,370)	(23,811)	(46,043)
Accounts payable	23,080	9,766	39,030
Net cash provided by (used in) continuing operating activities	130,633	89,490	75,526
Net cash provided by (used in) discontinued operating activities	—	399	73
Net cash provided by (used in) operating activities	130,633	89,889	75,599
Investing Activities:
Additions to property and equipment	(69,927)	(52,705)	(47,033)
Deposits for land purchase option agreements	(1,599)	—	—
Proceeds from disposal of property and equipment	264	138	182
Proceeds on sale of excess real estate in Panama	—	—	7,406
Capital contributions to joint ventures	(550)	—	—
Net cash flows provided by (used in) investing activities	(71,812)	(52,567)	(39,445)
Financing Activities:
Proceeds from bank borrowings	3,979	75,924	45,261
Repayment of bank borrowings	(7,646)	(67,259)	(39,232)
Cash dividend payments	(18,133)	(18,120)	(17,934)
Release of (addition to) restricted cash	2,000	(14,000)	(16,920)
Excess tax (deficiency) benefit on stock-based compensation	1,336	1,438	752
Purchase of treasury stock	(3,467)	(3,154)	(2,711)
Proceeds from exercise of stock options	125	89	144
Net cash provided by (used in) financing activities	(21,806)	(25,082)	(30,640)
Effect of exchange rate changes on cash and cash equivalents	(6,389)	2,191	(2,043)
Net increase (decrease) in cash and cash equivalents	30,626	14,431	3,471
Cash and cash equivalents at beginning of year	91,248	76,817	73,346
Cash and cash equivalents at end of year	$121,874	$91,248	$76,817

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,885	$4,837	$3,686
Income taxes	$35,781	$29,135	$22,389
Supplemental non-cash item:
Cancellation of loan to Prico Enterprise joint venture	$—	$(473)	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2013, the Company had 31 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (five in Costa Rica, four each in Panama and Trinidad, three each in Guatemala, Colombia and in the Dominican Republic, two each in El Salvador and Honduras and one each in, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  In November 2010, the Company through its Colombian subsidiary acquired land in Barranquilla, Colombia.  The Company constructed a new membership warehouse club on this site which opened on August 19, 2011. During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014.

The Company continues to explore other potential sites for future warehouse clubs including other major cities in Colombia.  The initial warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla warehouse club has reinforced the Company’s belief that Colombia could be a market for multiple PriceSmart warehouse clubs. In addition to the warehouse clubs operated directly by the Company, during fiscal year 2011, there was one warehouse club in operation in Saipan, Micronesia licensed to and operated by local business people, from which the Company earned a small royalty fee.  This agreement was terminated on August 9, 2011 in connection with the Company's termination of its lease of its former warehouse club located in Guam.  As a result, the Company no longer receives royalty fees and now has no third party licensing agreements.

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

    Reclassifications to consolidated balance sheet recorded during fiscal year 2013 for fiscal year 2012 - Certain reclassifications to the consolidated balance sheet have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. These reclassifications did not impact consolidated total assets, total current liabilities or total liabilities. Included within these reclassifications were reclassifications of Value Added Tax from Prepaid expenses and other current assets to Other non-current assets of approximately $13.3 million (see Note 2 - Summary of Significant Accounting Polices for further details).

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications to consolidated statement of income recorded during fiscal year 2013 for fiscal year 2012 and 2011- The Company receives cash consideration from its vendors for product demonstrations. Prior to fiscal year 2013, the Company recorded this consideration as Other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has accordingly recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statements of income for fiscal years 2012 and 2011 to conform to the presentation in fiscal year 2013. These reclassifications did not impact consolidated operating income or net income. The following table summarizes the impact of these reclassifications (in thousands):

	Fiscal Year 2012					Fiscal Year 2011
	Three Months Ended
	(unaudited)
	November 30, 2011	February 29, 2012	May 31, 2012	August 31, 2012	Total Fiscal Year 2012	Total Fiscal Year 2011
Revenues:
Net warehouse club sales-as previously reported	$468,329	$537,816	$494,898	$499,003	$2,000,046	$1,675,247
Reclassifications	(137)	(197)	(151)	(197)	(682)	(459)
Net warehouse club sales-as currently reported	$468,192	$537,619	$494,747	$498,806	$1,999,364	$1,674,788

Other income-as previously reported	$1,776	$2,165	$2,163	$2,318	$8,422	$7,352
Reclassifications	(1,097)	(1,230)	(1,294)	(1,279)	(4,900)	(3,767)
Other income-as currently reported	$679	$935	$869	$1,039	$3,522	$3,585

Cost of goods sold:
Net warehouse club-as previously reported	$400,481	$459,313	$421,512	$422,825	$1,704,131	$1,424,656
Reclassifications	(616)	(805)	(788)	(590)	(2,799)	(2,003)
Net warehouse club-as currently reported	$399,865	$458,508	$420,724	$422,235	$1,701,332	$1,422,653

Selling, general and administrative:
Warehouse club operations-as previously reported	$42,509	$46,384	$46,197	$47,311	$182,401	$154,819
Reclassifications	(618)	(622)	(657)	(886)	(2,783)	(2,223)
Warehouse club operations-as currently reported	$41,891	$45,762	$45,540	$46,425	$179,618	$152,596

Net effect on operating income	$—	$—	$—	$—	$—	$—

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

 Prior period adjustments recorded during fiscal year 2011-The Company identified errors in the consolidated financial statements for prior periods.  The errors relate to incorrect (i) translation of depreciation expense from foreign currencies to U.S. dollars and the related translation of foreign currencies to U.S. dollars for accumulated depreciation; and (ii)  the Company's reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  The correction of the depreciation expense would have increased selling, general and administrative expenses: warehouse club operations in fiscal years 2009 and 2010 by approximately $406,000 and $431,000, respectively.  The total of these corrections, which was recorded in fiscal year 2011 as a charge to selling, general and administrative: warehouse club operations was approximately $2.3 million.  During fiscal year 2011, the Company also reclassified the balance sheet presentation at August 31, 2011, which increased accumulated depreciation by approximately $4.9 million and accumulated other comprehensive loss by the same amount.  Separately, the Company identified an error in its reconciliation of net deferred tax assets related to net operating and capital loss carry-forwards to its tax returns.  This correction decreased the tax expense for the fiscal year ended August 31, 2009 by approximately $485,000.  The impact of this correction, recorded to provision for income taxes during fiscal year 2011 was a decrease to tax expense of approximately $3.1 million.  The Company has analyzed the impact of these two items and concluded

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance, with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which increased net income by approximately $800,000 for the twelve months ended August 31, 2011, was immaterial to fiscal year 2011 results and had no effect on the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods, and the correction was permitted to be made in the consolidated financial statements for the period ended August 31, 2011.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. As of August 31, 2013 all of the Company's subsidiaries are wholly-owned. Additionally, the Company's ownership interest in real estate development joint ventures as of August 31, 2013 is listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)	Purchases of joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

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

Cash and Cash Equivalents – Cash and cash equivalents represent cash and short-term investments with maturities of three months or less when purchased and proceeds due from credit and debit card transactions, which are generally settled within a few days of the underlying transaction.

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2013	August 31, 2012
Short-term restricted cash:
Restricted for Honduras loan (1)	$1,200	$1,200
Restricted cash in Honduras for purchase of property (1)	3,148	—
Restricted cash for land purchase option agreements	1,599	—
Other short-term restricted cash (2)	37	41
Total short-term restricted cash	$5,984	$1,241

Long-term restricted cash:
Restricted cash for Honduras loan (1)	$1,720	$3,720
Restricted cash for Colombia bank loans	32,000	32,000
Other long-term restricted cash (2)	1,055	785
Total long-term restricted cash	$34,775	$36,505

Total restricted cash	$40,759	$37,746

(1)
Restricted cash as of August 31, 2013 in Honduras consists mainly of $3.1 million in funds held in escrow related to the purchase of land as of August 31, 2013 and $1.2 million and $1.7 million related to loans.

(2)	The other restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Value Added Tax Receivable - The Company within the course of its normal business pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processor to remit a portion of sales processed via credit card directly to the government, converting this amount into a VAT receivable. These procedures alter the natural offset of input and output VAT and force the Company to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and, further reinforced by recent favorable jurisprudence on this matter, expects to prevail. Therefore, the Company has not placed any type of allowance on the amounts of VAT receivable. The balance of the VAT receivable in this country was $4.3 million and $3.7 million as of August 31, 2013 and 2012, respectively.

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

•Long-term VAT receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes. An allowance is provided against VAT balances in dispute when the Company does not expect to eventually prevail in its recovery.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2013	August 31, 2012
Other current assets	$5,458	$5,591
Other non-current assets	$12,875	$13,313

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

Long-term restricted cash: Long-term restricted cash primarily consists of auto renewable 3-12 month certificates of deposit, which are held as collateral on our long-term debt. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit within the normal operating cycle of the Company.

Accounts receivable:  The carrying value approximates fair value due to the short maturity of these accounts.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2013 and August 31, 2012 is as follows (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2013		August 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$73,020	$72,576	$78,659	$80,830

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2013 and August 31, 2012.

Fair Value Instruments. The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2013 and August 31, 2012.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2013 and August 31, 2012 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of August 31, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$1,505	$—	$1,505
Other long-term liabilities – (Interest rate swaps)	—	(14)	—	(14)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$1,491	$—	$1,491

Assets and Liabilities as of August 31, 2012:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$—	$—	$—
Other long-term liabilities – (Interest rate swaps)	—	(216)	—	(216)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(983)	—	(983)
Total	$—	$(1,199)	$—	$(1,199)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2013 and August 31, 2012 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$—	$—	$—

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$27	$—	$27
Other accrued expenses (Foreign currency forward contracts)	—	(3)	—	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$24	$—	$24

As of August 31, 2013 and August 31, 2012, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of August 31, 2013 and August 31, 2012 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	August 31, 2013	August 31, 2012	Change
Goodwill	$36,364	$36,886	$(522)

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

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated over the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of value added/sales tax basis.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity, (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including repatriation of funds, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the twelve month periods ending August 31, 2013, 2012, and 2011(in thousands):

	Twelve Months Ended
	August 31, 2013	August 31, 2012	August 31,2011
Currency gain (loss)	$(954)	$(525)	$3,101

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions for the periods ended August 31, 2013 and 2012.

Recent Accounting Pronouncements

FASB ASC 405 ASU 2013-04 - Obligations resulting from joint and several liability arrangements.

In February 2013, the FASB issued amendments providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment was retrospectively effective for the Company as of September 1, 2013. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

FASB ASC 220 ASU 2013-02 - Reporting of amounts reclassified out of accumulated other comprehensive income.

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

FASB ASC 220 ASU 2011-05 - Presentation of comprehensive income.

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

FASB ASC 350 ASU 2010-28 - When to perform step 2 of the Goodwill impairment test.

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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

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

Property and equipment consist of the following (in thousands):

	August 31,
	2013	2012
Land and land improvements	$100,108	$89,878
Building and building improvements	228,257	198,967
Fixtures and equipment	119,242	103,250
Construction in progress	23,657	22,409
Total property and equipment, historical cost	471,264	414,504
Less: accumulated depreciation	(132,786)	(114,937)
Property and equipment, net	$338,478	$299,567

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2013	2012	2011
Depreciation and amortization expense	$24,444	$23,739	$21,154

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
Total interest capitalized (in thousands):

	As of August 31, 2013	As of August 31, 2012
Total interest capitalized	$4,475	$4,675

Total interest capitalized (in thousands):

	Twelve Months Ended August 31,
	2013	2012	2011
Interest capitalized	$1,353	$250	$876

A summary of asset disposal activity for fiscal years 2013, 2012 and 2011 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2013	$5,282	$4,129	$—	$264	$(889)
Fiscal Year 2012	$4,700	$4,250	$—	$138	$(312)
Fiscal Year 2011(1)	$17,965	$11,328	$(188)	$7,588	$763

(1)   On April 9, 2010, the Company relocated one of its three warehouse clubs in Panama City, Panama ("Los Pueblos") to a new location ("Brisas").  The Company leased the Los Pueblos site to Juan Diaz Properties, S.A./ Ace International Hardware Corporation (“ACE”) under a lease agreement with an option to purchase.  ACE exercised its option to purchase the property and on March 23, 2011 the Company’s Panama subsidiary entered into a land sale agreement with ACE.  The sales price of the property was approximately $5.3 million.   Additionally, on March 23, 2011, the Company’s Panama subsidiary entered into a land sale agreement with OD Panama S.A. (an affiliate of Office Depot, Mexico) for the sale of approximately 28,322 square feet of undeveloped land located adjacent to the Panama, Via Brasil location for approximately $2.1 million.  Gonzalo Barrutieta, who has served as a member of the Company's board of directors since February 2008, is a board member of Office Depot, Mexico.

The Company has recorded in other current liabilities at the end of fiscal year 2013 approximately $3.2 million in liabilities, related to the acquisition of land in Tegucigalpa, Honduras, upon which the Company anticipates opening its third warehouse club in Honduras in the spring of 2014. This amount was paid in September 2013.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted income per share using the two class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic income per share  for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one for one basis for distribution of dividends.  These are the restricted stock awards authorized within the 1998, 2001 and 2002 Equity Participation Plans of the Company.  In addition, the Company determines the diluted income per share by including the basic weighted average of outstanding stock options and unvested restricted stock units in the calculation of diluted net income per share.

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Years Ended August 31,
	2013	2012	2011
Net income from continuing operations	$84,265	$67,646	$61,836
Less: Allocation of income to unvested stockholders	(1,780)	(1,337)	(952)
Net earnings available to common stockholders from continuing operations	$82,485	$66,309	$60,884
Net earnings (loss) available to common stockholders from discontinued operations	$—	$(25)	$(86)
Basic weighted average shares outstanding	29,647	29,554	29,441
Add dilutive effect of stock options and restricted stock units (two-class method)	34	28	16
Diluted average shares outstanding	29,681	29,582	29,457
Basic net income per share from continuing operations	$2.78	$2.24	$2.07
Diluted net income per share from continuing operations	$2.78	$2.24	$2.07
Basic net income (loss) per share from discontinued operations	$—	$—	$—
Diluted net income (loss) per share from discontinued operations	$—	$—	$—

	Years Ended August 31,
	2013	2012	2011
Net income:
Income from continuing operations	$84,265	$67,646	$61,836
Income (loss) from discontinued operations, net of tax	—	(25)	(86)
	$84,265	$67,621	$61,750

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30
1/25/12	$0.60	2/15/12	2/29/12	$0.30	8/15/12	8/31/12	$0.30
1/19/11	$0.60	2/15/11	2/28/11	$0.30	8/15/11	8/31/11	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Preferred Stock Authorized Shares

As of August 31, 2013, 2,000,000 shares of preferred stock with a par value of $.0001, were authorized, but no shares were outstanding.  Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	For the years ended August 31,
	2013			2012			2011
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(10,359)	$—	$(10,359)	$(1,187)	$—	$(1,187)	$(947)	$—	$(947)
Defined benefit pension plans:
Prior service cost arising during period	—	—	—	—	—	—	(355)	89	(266)
Net gain (loss) arising during period	(365)	91	(274)	255	(64)	191	(9)	2	(7)
Amortization of prior service cost included in net periodic pensions cost	260	(64)	196	10	(2)	8	—	—	—
Total defined benefit pension plans	(105)	27	(78)	265	(66)	199	(364)	91	(273)
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	2,691	(547)	2,144	(316)	(82)	(398)	(117)	(55)	(172)
Foreign currency translations differences for merger of foreign operations(1)(3)	—	—	—	(5,604)	—	(5,604)	—	—	—
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (1)(3)	—	—	—	(3,277)	—	(3,277)	(4,851)	—	(4,851)
Other comprehensive income (loss)	$(7,773)	$(520)	$(8,293)	$(10,119)	$(148)	$(10,267)	$(6,279)	$36	$(6,243)

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)	See Note 12 - Derivative Instruments and Hedging Activities.

(3)	See Note 1 - Company Overview and Basis of Presentation.

The following tables disclose the changes in the balances of each component of other comprehensive loss included as a separate component of equity within the balance sheet and for each component of other comprehensive income, the current period reclassifications out of accumulated other comprehensive income (in thousands):

	Twelve Month Period Ended August 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(10,359)	—	—		(10,359)
Amounts reclassified from accumulated other comprehensive income	—	(78)	2,144	(1)	2,066
Net current-period other comprehensive income	(10,359)	(78)	2,144		(8,293)
Ending balance, August 31, 2013	$(42,321)	$(152)	$998		$(41,475)

	Twelve Month Period Ended August 31, 2012
	Foreign currency translation adjustments		Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2011	$(21,894)		$(273)	$(748)		$(22,915)
Other comprehensive income before reclassifications	(10,068)	(2)	—	—		(10,068)
Amounts reclassified from accumulated other comprehensive income	—		199	(398)	(1)	(199)
Net current-period other comprehensive income	(10,068)		199	(398)		(10,267)
Ending balance, August 31, 2012	$(31,962)		$(74)	$(1,146)		$(33,182)

(1)	See Note 12 - Derivative Instruments and Hedging Activities.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands):

	Twelve Month Period Ended
	August 31, 2013		August 31, 2012
	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented
Amortization of Defined benefit pension plan
Prior service costs	$260	(1)	$10	(1)
Actuarial gains (losses)	(365)	(1)	255	(1)
Total before tax	(105)		265
Tax benefit	27	Statement of Income- Provision for income taxes	(66)	Statement of Income- Provision for income taxes
Net of tax	$(78)	(1)	$199	(1)

Unrealized gains/(losses) on change in fair value of interest rate swaps
Cross currency interest rate cash flow hedges	$1,505	Balance sheet- other non-current assets	$—	Balance sheet- other non-current assets
Interest rate cash flow hedges	203	Balance sheet- other long-term liabilities	328	Balance sheet- other long-term liabilities
Cross currency interest rate cash flow hedges	983	Balance sheet- other long-term liabilities	(644)	Balance sheet- other long-term liabilities
Total before tax	2,691		(316)
Tax expense	(50)	Balance sheet- Deferred tax assets	(82)	Balance sheet- Deferred tax assets
Tax expense	(497)	Balance sheet- Deferred tax liabilities	—	Balance sheet- Deferred tax liabilities
Net of tax	$2,144	Balance sheet- other long-term liabilities	$(398)	Balance sheet- other long-term liabilities

(1) These amounts are included as part of salaries reported within warehouse club operations expense.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2013	August 31, 2012
Retained earnings not available for distribution	$6,872	$5,490

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – RETIREMENT PLAN

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. Effective January 1, 2011, the Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed.  Prior to January 1, 2011, the Company made nondiscretionary contributions to the 401(k) plan equal to 100% of the participant's contribution up to an annual maximum of 4% of base compensation up to the IRS maximum allowed. Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.1 million, $1.0 million and $821,000 during fiscal years 2013, 2012 and 2011, respectively. The Company has defined contribution plans for its employees in several countries and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $969,000, $843,000 and $653,000 during fiscal years 2013, 2012 and 2011, respectively.

Defined Benefit Plan

On January 21, 2011, PS Operations Ltd., a subsidiary of the Company in Trinidad, signed a collective labor agreement with the Oil Workers Trade Union on behalf of the hourly rated weekly paid and hourly rated bi-monthly paid employees who are members of the Union.  This agreement contains a Defined Benefit Plan within the contract for retirement pay.  The Company currently does not intend to fund this obligation.  As a result, the entire amount of the benefit obligation is presented as a long-term liability on the consolidated balance sheets.  The Company will make payments on any obligation that becomes due from available cash.  The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets and consolidated statements of income as of and for the fiscal years ended August 31, 2013 and 2012 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	Year Ended August 31,
	2013	2012	2013	2012		2013	2012	2011
Start of Period	$(396)	$(471)	$99	$364		$—	$—	$—
Service cost	(83)	(140)	—	—		91	140	90
Interest cost	(17)	(31)	—	—		17	31	13
Prior service cost (including amortization)	—	—	(15)	(19)		15	14	9
Actuarial gains/(losses)	(93)	246	120	(246)		(27)	—	—
Totals	$(589)	$(396)	$204	$99	(1)	$96	$185	$112

(1)
The Company has recorded a deferred tax asset amount of $52,000 and $25,000 as of August 31, 2013 and 2012, respectively, relating to the unrealized expense on deferred benefit plan. The Company also recorded accumulated other comprehensive loss, net of tax, for $152,000 and $74,000 as of August 31, 2013 and 2012 , respectively.

	Year Ended August 31,
Valuation Assumptions Used in the Accounting of the Defined Benefit Plan:	2013	2012
Discount rate	2.0%	3.5%
Future salary escalation	5.0%	5.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	11.0%	11.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5%	0.5%

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – STOCK BASED COMPENSATION

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

		Shares available to grant
	Shares authorized	August 31, 2013	August 31, 2012
Prior Plans	2,350,000	N/A	194,925
2013 Plan	600,000	782,385	N/A

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2013, 2012 and 2011 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Year Ended August 31,
	2013	2012	2011
Options granted to directors	$113	$107	$55
Restricted stock awards	5,268	4,834	3,780
Restricted stock units	921	528	202
Stock-based compensation expense	$6,302	$5,469	$4,037

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes various concepts related to stock-based compensation as of and for the years ended August 31, 2013, 2012 and 2011:

	August 31,
	2013	2012	2011
Remaining unrecognized compensation cost (in thousands)	$25,450	$25,543	$8,319
Weighted average period of time over which this cost will approximately be recognized (years)	7	8	3
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,336	$1,438	$752

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2013, 2012 and 2011 was as follows:

	Year Ended August 31,
	2013	2012	2011
Grants outstanding at beginning of period	700,893	436,611	558,821
Granted	62,046	399,041	95,700
Forfeited	(3,021)	(5,230)	(8,231)
Vested	(136,494)	(129,529)	(209,679)
Grants outstanding at end of period	623,424	700,893	436,611

The following table summarizes the fair value for restricted stock awards and units for twelve-months of fiscal years 2013, 2012 and 2011:

	Year Ended August 31,
Weighted Average Grant Date Fair Value	2013	2012	2011
Restricted stock awards and units granted	$80.79	$67.26	$41.25
Restricted stock awards and units vested	$39.33	$23.46	$16.72
Restricted stock awards and units forfeited	$30.88	$29.30	$23.58

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Twelve Months Ended August 31,
	2013	2012	2011
Total fair market value of restricted stock awards and units vested	$10,673	$8,812	$8,270

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Twelve Months Ended August 31,
	2013	2012	2011
Shares repurchased	44,460	46,373	69,146
Cost of repurchase of shares (in thousands)	$3,467	$3,154	$2,711

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Twelve Months Ended August 31,
	2013	2012	2011
Reissued treasury shares	—	196,850	—

The following table summarizes the stock options outstanding:

	August 31, 2013	August 31, 2012
Stock Options Outstanding	28,000	36,000

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained (see Note 9 - Income Taxes for additional information).

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2013 and  2012, the Company had recorded within other accrued expenses a total of $2.9 million and $3.3 million, respectively, for various non-income tax related tax contingencies.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note 11 - Leases). The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of August 31, 2013 the Company has approximately $3.0 million in contractual obligations for construction services not yet rendered.

See Note 14 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.  Future minimum service commitments related to this contract for the following twelve months is approximately $125,000 and for the remaining of the term is approximately $41,000.
NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2013	2012	2011
United States	$30,377	$38,121	$24,259
Foreign	92,834	64,593	65,097
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$123,211	$102,714	$89,356

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2013	2012	2011
Current:
U.S.	$7,214	$7,593	$4,905
Foreign	29,054	26,325	21,170
Total	$36,268	$33,918	$26,075
Deferred:
U.S.	$3,257	$1,853	$375
Foreign	(402)	(1,031)	146
Valuation allowance charge (release)	(181)	313	872
Total	$2,674	$1,135	$1,393
Provision for income taxes	$38,942	$35,053	$27,468

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2013, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2013	2012	2011
Federal tax provision at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.8
Differences in foreign tax rates	(3.7)	(3.6)	(3.7)
Permanent items and other adjustments	0.2	2.1	(2.4)
Increase (decrease) in Foreign valuation allowance	(0.2)	0.3	1.0
Provision for income taxes	31.6%	34.1%	30.7%

Significant components of the Company’s deferred tax assets as of August 31, 2013 and 2012 are shown below (in thousands):

	August 31,
	2013	2012
Deferred tax assets:
U.S. net operating loss carryforward	$7,379	$9,389
Foreign tax credits	2,096	1,568
Deferred compensation	2,087	1,835
U.S. timing differences and alternative minimum tax credits	1,708	1,846
Foreign net operating losses	7,137	7,725
Foreign timing differences:
Accrued expenses and other timing differences	5,179	2,609
Depreciation and Amortization	5,027	4,239
Deferred Income	3,534	2,993
Gross deferred tax assets	34,147	32,204
U.S. deferred tax liabilities (depreciation and other timing differences)	(3,216)	(2,232)
Foreign deferred tax liabilities netted against deferred tax assets	(1,638)	(452)
U.S. valuation allowance	(700)	(697)
Foreign valuation allowance	(9,432)	(8,368)
Net deferred tax assets	$19,161	$20,455

As of August 31, 2013 and 2012, the Company had deferred tax liabilities of $2.7 million and $2.3 million, respectively, arising from timing differences in certain subsidiaries.

The effective tax rate for fiscal year 2013 is 31.6%, as compared to the effective tax rate for fiscal year 2012 of 34.1%.  For fiscal year 2013, the decrease in the effective rate versus the prior year was primarily attributable to the following factors: (i) 0.6% of the decrease results from changes in the valuation allowance against net operating losses of the Company’s Colombia affiliate; (ii) 0.7% of the decrease results from valuation allowance recorded in the fiscal year 2012 against California net operating loss (NOL) due to adoption of single sales factor apportionment; (iii) 0.3% of the decrease results from prior period credit card processing fees recorded in the fiscal year 2012 for which the Company did not recognize a tax benefit.

For fiscal year 2013, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its business.  There were no reversals of previously recorded foreign valuation allowances during fiscal year 2011 or 2013. In fiscal year 2012, a valuation allowance of $377,000 was reversed, because the net operating loss for which the valuation allowance was recorded was fully utilized in fiscal year 2012. The Company had net foreign deferred tax assets of $9.8 million and $8.7 million as of August 31, 2013 and 2012, respectively.

The Company has U.S. federal and state tax NOL's at August 31, 2013 and 2012 of approximately $19.2 million and $8.0 million, respectively. The Company maintains a valuation allowance on substantially all of its state NOL's due to the adoption of single sale factor apportionment in California, which significantly reduces taxable income in this state. The federal and state NOL's generally expire during periods ranging from 2015 through 2025, unless previously utilized.  Generally for U.S. federal and U.S. Virgin Islands tax reporting purposes, the statute of limitations is three years from the date of filing of the income tax return.  If and to the extent the tax year resulted in a taxable loss, the statute is extended to three years from the filing date of the income tax return in which the carry-forward tax loss was used to offset taxable income in the carry-forward year.   In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the U.S., the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there will be annual limitations in the amount of U.S. taxable income of approximately $3.5 million that may be offset by NOLs. The Company does not believe this will impact the recoverability of these NOLs.

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted, because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2013 and 2012, the undistributed earnings of these foreign subsidiaries are approximately $254.8 million and $186.7 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at beginning of fiscal year	$11,212	$13,528	$13,615
Additions based on tax positions related to the current year	349	575	1,130
Reductions for tax positions of prior years	—	—	—
Settlements	(191)	(591)	(643)
Expiration of the statute of limitations for the assessment of taxes	(1,997)	(2,300)	(574)
Balance at end of fiscal year	$9,373	$11,212	$13,528

As of August 31, 2013, the liability for income taxes associated with uncertain tax benefits was $9.4 million and can be reduced by $8.1 million of tax benefits associated with timing adjustments which are recorded as deferred income taxes. The net amount of $1.3 million, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2013 is expected to result in a reduction to long-term income taxes payable totaling $386,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2013 and 2012, the Company had accrued $1.0 million and $800,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1998, 2000 to 2005, 2007, 2010 to the present
California (U.S.) (state return)	2005, 2007 and 2009 to the present
Florida(U.S.) (state return)	2002 to 2005, 2007 and 2009 to the present
Aruba	2012 to the present
Barbados	2007 to the present
Costa Rica	2010 to the present
Colombia	2010 to the present
Dominican Republic	2009 to the present
El Salvador	2009 to the present
Guatemala	2010 to the present
Honduras	2008, 2009, 2011 to the present
Jamaica	2007 to the present
Mexico	2008 to the present
Nicaragua	2009 to the present
Panama	2010 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2013	$35,863	$—	$588	$35,275	N/A
August 31, 2012	$36,967	$—	$774	$36,193	N/A

Long-term debt consists of the following (in thousands):

	August 31, 2013	August 31, 2012
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	$23,442	$27,292
Loans entered into by the Company's Colombia subsidiary for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	30,346	32,209
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	6,525	7,875
Loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	12,707	11,283
Total long-term debt	73,020	78,659
Less: current portion	12,757	7,237
Long-term debt, net of current portion	$60,263	$71,422

The carrying amount of the non-cash assets assigned as collateral for long-term debt was $55.2 million and $59.6 million as of August 31, 2013 and August 31, 2012, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $33.8 million and $36.9 million as of August 31, 2013 and August 31, 2012, respectively.

As of August 31, 2013 and August 31, 2012, the Company had approximately $55.9 million and $58.0 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the fourth quarter, the Company detected that it was not in compliance with the covenants described in the underlying contract in the Barbados subsidiary. The Company obtained a written waiver from the bank with respect to any non-compliance for fiscal year 2013. As of August 31, 2013 and August 31, 2012, the Company was in compliance with all covenants, amended covenants or had received a written waiver from the bank with respect to any non-compliance.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2014	$12,757
2015	14,711
2016	29,131
2017	10,135
2018	2,572
Thereafter	3,714
Total	$73,020

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between January 27, 2014 and July 5, 2031.

As of August 31, 2013, the Company’s warehouse clubs occupied a total of approximately 2,104,480 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2014	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	4,100	December 20, 2014	none
San Diego, CA	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 27, 2014	3 years

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2013, 2012 and 2011 (in thousands):

	Years ended August 31,
	2013	2012	2011
Minimum rental payments	$7,584	$7,251	$6,883
Deferred rent accruals	104	193	724
Total straight line rent expense	7,688	7,444	7,607
Contingent rental payments	2,950	2,623	2,070
Common area maintenance expense	1,074	865	792
Rental expense	$11,712	$10,932	$10,469

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Open Locations(1)
2014	$7,362
2015	7,263
2016	6,337
2017	6,858
2018	7,014
Thereafter	29,792
Total	$64,626

(1)
Operating lease obligations have been reduced by approximately $749,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2013, 2012 and 2011 (in thousands):

	Years ended August 31,
	2013	2012	2011
Minimum rental receipts	$2,620	$2,629	$2,676
Deferred rent accruals	26	(69)	104
Total straight line rent income	2,646	2,560	2,780
Contingent rental receipts	98	111	99
Common maintenance area income	117	109	60
Rental income	$2,861	$2,780	$2,939

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2013 (in thousands):

Years ended August 31,	Amount
2014	$2,129
2015	1,934
2016	1,634
2017	941
2018	795
Thereafter	3,862
Total	$11,295

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of August 31, 2013, all of the Company’s interest rate swap and cross-currency interest rate swaps derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013
Barbados	13-Feb-08	Citibank, N.A.	Interest rate swaps	$4,500	Citibank, N.A.	Variable rate 9-month Libor plus 1.5%	5.22%	Semi-annually on November 15 and May 15	November 15, 2007 - November 14, 2012

For the twelve-month periods ended August 31, 2013, 2012, and 2011 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Loss on Swaps	Interest expense
Interest expense for the year ended August 31, 2013	$739	$1,821	$2,560
Interest expense for the year ended August 31, 2012	$767	$1,356	$2,123
Interest expense for the year ended August 31, 2011	$407	$450	$857

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional amount of the Company’s pay-fixed/receive-variable interest rate swaps was as follows (in thousands):

	Notional Amount as of August 31,
Floating Rate Payer (Swap Counterparty)	2013	2012
Royal Bank of Trinidad & Tobago (RBTT)	$4,500	$5,400
Scotiabank	40,000	32,000
Citibank N.A.	—	2,475
Total	$44,500	$39,875

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

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	Liability Derivatives as of August 31,
	2013		2012
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross currency interest rate swaps(1)(2)	Other non-current assets	$1,505	Other non-current assets	$—
Interest rate swaps(3)	Other long-term liabilities	(14)	Other long-term liabilities	(216)
Cross currency interest rate swap(1)(4)	Other long-term liabilities	—	Other long-term liabilities	(983)
Total derivatives designated as hedging instruments(5)		$1,491		$(1,199)

(1)
The effective portion of the cross-currency interest rate swap was recorded as income or a loss to Accumulated other comprehensive (income)/loss for $(1.0) million and $983,000 as of August 31, 2013 and 2012, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(497,000) as of August 31, 2013 related to Other non-current assets for the cross-currency interest rate swap. The Company did not record a deferred tax liability amount with an offset to other comprehensive income - tax as of August 31, 2012.

(3)
The effective portion of the interest rate swaps was recorded as income or a loss to Accumulated other comprehensive (income)/loss for $10,000 and $162,000 net of tax, as of August 31, 2013 and 2012, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $4,000 and $54,000 as of August 31, 2013 and 2012, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $325,000 as of August 31, 2012 related to Other long-term liabilities for the cross-currency interest rate swaps. The Company did not record a deferred tax asset amount with an offset to the tax valuation allowance as of August 31, 2013.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company does have any open forward foreign exchange contracts as of August 31, 2013.

For the twelve-month periods ended August 31, 2013, 2012 and 2011, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Twelve Months Ended August 31,
Income Statement Classification	2013	2012	2011
Other income (expense), net	$580	$73	$—

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2013		August 31, 2012
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$27
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(3)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$—		$24

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. In July 2013 the Company revised its reimbursement policy related to the use of La Jolla Aviation aircraft when such use involves travel by the Company's Chairman of the Board in his company duties as Chairman of the Board and Chairman of the company's real estate committee.  The Company will reimburse La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $31,000, $31,000 and $30,000 for the years ended August 31, 2013, 2012 and 2011, respectively, for these services.

 Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchase discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $42,000, $37,000 and $30,000 in other income from the sale of packaging materials to Aseprismar for the years ended August 2013, 2012 and 2011, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between the Company's Costa Rica warehouse clubs. The Company incurred approximately $27,000, $12,000 and $10,000 for freight expense with Aseprismar for the years ended August 2013 , 2012 and 2011.

Relationships with Edgar Zurcher: Edgar Zurcher is a director of the Company. The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the years ended August 31, 2013, 2012 and 2011.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $14,000, $26,000 and $63,000 in legal expenses with this firm for the years ended August 31, 2013, 2012 and 2011, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.5 million, $1.4 million, and $1.3 million in rental income for this space during the years ended August 31, 2013, 2012 and 2011, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta.  The Company paid approximately $409,000, $367,000 and $313,000 for products purchased from this entity during the years ended August 31, 2013, 2012 and 2011, respectively.  Also, Mr. Zurcher is a director of Roma S.A. dba Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.3 million, $1.4 million and $1.7 million for the years ended August 31, 2013, 2012 and 2011, respectively.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta is a director of the Company. Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates OD Panama, S.A. ("ODP"), which rents retail space from the Company. The Company has recorded approximately $256,000, $252,000 and $246,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2013, 2012, and 2011, respectively. Additionally, the Company sold to ODP approximately 28,000 square feet of undeveloped land, located adjacent to the Panama, Via Brasil PriceSmart location, for approximately $2.1 million during the fiscal year ended August 31, 2011. Also, on July 15, 2011 (fiscal year 2011), the Company's joint venture Golf Park Plaza, S.A. ("GPP") and ODP entered into a 30 year operating lease, with an option to buy, of approximately 26,000 square feet of land owned by GPP. As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time their building was completed and their store opened to the public; (iii) is currently paying monthly rent per the lease clause of the agreement of $1,000 per month starting 365 days from execution of the contract and (iv) will pay an additional $109,000, less any rental payments previously applied per the lease clause, when ODP exercises its option to purchase the land. ODP opened their store in April of 2013.

    Relationships with Price Charities: During the years ended August 31, 2013, 2012 and 2011, the Company sold approximately $189,000, $98,000 and $86,000, respectively, of supplies to Price Charities, a charitable non-profit public benefit corporation.  Robert E. Price, the Company’s Chairman of the Board, is also Chairman of the Board and President of Price Charities.  Additionally, Sherry S. Bahrambeygui, a director since November 2011, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Family Charitable Fund. The Company also participates with Price Charities in a charitable program known as “Aprender y Crecer” ("Learn and Grow”), by allowing PriceSmart members to donate money in the warehouse clubs to that program.  The Company collaborates with Price Charities and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received was approximately $3,000, $16,000 and $13,000 as of August 31, 2013, 2012, and 2011, respectively.

Relationships with Mitchell G. Lynn: Mitchell G. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, owner and General Partner of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products for international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $381,000, $285,000 and $280,000 for products purchased from this entity during the years ended August 31, 2013, 2012 and 2011, respectively. Mr. Lynn is also a founder and continuing Manager of Early Learning Resources, LLC, dba ECR4Kids (ECR) which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $16,000, $1,000 and $3,300 for products purchased from this entity during the years ended August 31, 2013, 2012 and 2011, respectively.

Relationship with Price Plaza Alajuela PPA, S.A.: Price Plaza Alajuela PPA, S.A. is a real estate joint venture located in Costa Rica entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On October 7, 2010, the Company completed an adjustment to the property boundaries between property owned by the Company at its Alajuela, Costa Rica warehouse club and property owned by Price Plaza Alajuela. The purpose of the adjustment to these boundaries is to adjust the land boundaries so that the land parcels owned by each entity can be utilized in the most economical means.  The net effect of the realignment was that the Company purchased an additional 2,099 square feet of land for approximately $38,000.

The Company believes that each of the related-party transactions described above was on terms that the Company could have obtained from unaffiliated parties.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 – UNCONSOLIDATED AFFILIATES

The Company determines whether any of the joint ventures in which it has made investments is a Variable Interest Entity (“VIE”) at the start of each new venture and if a reconsideration event has occurred.  At this time, the Company also considers whether it must consolidate a VIE and/or disclose information about its involvement in a VIE.  A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.  The reporting entity that is the primary beneficiary of that VIE is required to consolidate that VIE.

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

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2013 (in thousands):

Entity	Initial Investment	Additional Contributions		Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$733	(3)	$(72)	$5,277	$1,767	$7,044
Price Plaza Alajuela, S.A.	2,193	676	(3)	(42)	2,827	1,346	4,173
Total	$6,809	$1,409		$(114)	$8,104	$3,113	$11,217

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

(3)
On September 26, 2012 the Company contributed an additional $300,000 to Price Plaza Alajuela, S.A. and maintained its 50% interest in the joint venture. On October 26, 2012, the Company contributed an additional $250,000 to Golf Park Plaza S.A. and maintained its 50% interest in the joint venture. The contributions were a portion of the Company's additional future contributions.

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2013	August 31, 2012
Current assets	$606	$943
Noncurrent assets	7,432	6,056
Current liabilities	999	1,052
Noncurrent liabilities	8	—

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended August 31,
	2013	2012	2011
Net loss	$(8)	$(30)	$(104)

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

The Company has made reclassifications to the consolidated balance sheet and to the consolidated statements of income recorded during fiscal year 2012 and fiscal year 2011 (see Note 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following tables summarize the impact of these reclassifications to the amounts reported for each segment (in thousands):

Twelve Month Period Ended August 31, 2012	United States Operations	Latin American Operations		Caribbean Operations	Total
Revenue from external customers-as previously reported	$15,320	$1,341,688		$693,737	$2,050,745
Reclassifications - front end sales	—	(388)		(294)	(682)
Reclassifications - demonstration income	—	(3,865)		(1,035)	(4,900)
Revenue from external customers-as currently reported	$15,320	$1,337,435		$692,408	$2,045,163

Long-lived assets (other than deferred tax assets)-as previously reported	$17,781	$249,925		$116,557	$384,263
Reclassification- VAT to long lived assets	—	11,321		1,992	13,313
Reclassifications prepaid assets to long lived assets	—	1,722	(1)	—	1,722
Long-lived assets (other than deferred tax assets)-as currently reported	$17,781	$262,968		$118,549	$399,298

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Twelve Month Period Ended August 31, 2011	United States Operations		Latin American Operations	Caribbean Operations	Total
Revenue from external customers-as previously reported	$8,892		$1,081,830	$623,525	$1,714,247
Reclassifications - front end sales	—		(241)	(218)	(459)
Reclassifications - demonstration income	—		(2,956)	(811)	(3,767)
Revenue from external customers-as currently reported	$8,892		$1,078,633	$622,496	$1,710,021

Long-lived assets (other than deferred tax assets)-as previously reported	$38,601		$192,594	$123,356	$354,551
Reclassification- VAT to long lived assets	—		11,958	1,983	13,941
Reclassifications prepaid assets to long lived assets	(22,165)	(2)	19,482	2,683	—
Long-lived assets (other than deferred tax assets)-as currently reported	$16,436		$224,034	$128,022	$368,492

(1)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $1.7 million.

(2)
The Company reclassified approximately $22.2 million of long-lived assets incorrectly allocated to United States operations within the segment reporting at the end of the second quarter to Latin American Operations and Caribbean Operations for approximately $19.5 million and $2.7 million, respectively.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2013
Revenue from external customers	$23,059	$1,542,401	$734,352	$—	$2,299,812
Intersegment revenues	877,337	99	4,721	(882,157)	—
Depreciation and amortization	2,121	13,453	8,870	—	24,444
Operating income	34,132	70,383	23,420	—	127,935
Interest income from external sources	163	1,077	95	—	1,335
Interest income from intersegment sources	2,841	410	556	(3,807)	—
Interest expense from external sources	8	3,136	1,072	—	4,216
Interest expense from intersegment sources	141	1,061	2,605	(3,807)	—
Provision for income taxes	11,011	21,921	6,010	—	38,942
Net income	23,200	44,862	16,203	—	84,265
Long-lived assets (other than deferred tax assets)	19,114	304,731	113,742	—	437,587
Goodwill	—	31,474	4,890	—	36,364
Investment in unconsolidated affiliates	—	8,104	—	—	8,104
Identifiable assets	103,844	518,313	203,882	—	826,039
Capital expenditures, net	3,456	59,064	7,407	—	69,927
	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2012
Revenue from external customers	$15,320	$1,337,435	$692,408	$—	$2,045,163
Intersegment revenues	766,462	40	4,726	(771,228)	—
Depreciation and amortization (2)	1,782	11,655	10,302	—	23,739
Operating income	30,750	57,657	19,519	—	107,926
Interest income from external sources	220	611	77	—	908
Interest income from intersegment sources	2,430	386	536	(3,352)	—
Interest expense from external sources	25	4,148	1,110	—	5,283
Interest expense from intersegment sources	62	464	2,826	(3,352)	—
Provision for income taxes	10,720	18,226	6,107	—	35,053
Net income	20,220	33,264	14,137	—	67,621
Long-lived assets (other than deferred tax assets)	17,781	262,968	118,549	—	399,298
Goodwill	—	31,760	5,126	—	36,886
Investment in unconsolidated affiliates	—	7,559	—	—	7,559
Identifiable assets	87,467	441,857	206,388	—	735,712
Capital expenditures, net	1,972	42,116	8,617	—	52,705

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2011
Revenue from external customers	$8,892	$1,078,633	$622,496	$—	$1,710,021
Intersegment revenues	638,684	—	4,875	(643,559)	—
Depreciation and amortization(3)	1,171	11,683	8,300	—	21,154
Operating income	25,251	48,796	14,509	—	88,556
Interest income from external sources	117	624	111	—	852
Interest income from intersegment sources	2,946	1,076	290	(4,312)	—
Interest expense from external sources	77	2,648	1,191	—	3,916
Interest expense from intersegment sources	—	1,164	3,148	(4,312)	—
Provision for income taxes(4)	5,357	18,539	3,572	—	27,468
Net income	22,753	30,471	8,526	—	61,750
Long-lived assets (other than deferred tax assets)	16,436	224,034	128,022	—	368,492
Goodwill	—	32,152	5,209	—	37,361
Investment in unconsolidated affiliates	—	8,063	—	—	8,063
Identifiable assets	63,154	388,325	212,849	—	664,328
Capital expenditures, net	4,979	28,940	13,114	—	47,033

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)
Includes a $1.1 million error that increased expenses in the Caribbean operations and a $313,000 error that increased expenses in the Latin America operations, both of which were related to prior periods. See Note 1- Company Overview and Basis of Presentation.

(3)
Includes a $2.0 million error and a $235,000 error that increased expense in the Latin America and Caribbean operations, respectively, related to prior periods.  See Note 1 - Company Overview and Basis of Presentation.

(4)	Includes a $3.2 million error that decreased expense in the United States operations related to prior periods. See Note 1 - Company Overview and Basis of Presentation.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2013 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Forward foreign exchange contracts entered into after August 31, 2013
The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $3.0 million with settlement dates through November 2013.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2013 and 2012 is as follows (in thousands, except per share data):

Fiscal Year 2013	Three Months Ended,				Year Ended,
	Nov 30, 2012	Feb 28, 2013	May 31, 2013	Aug 31, 2013	Aug 31, 2013
Total net warehouse club and export sales	$526,672	$598,178	$562,039	$575,436	$2,262,325
Total cost of goods sold	$447,779	$510,711	$481,634	$489,304	$1,929,428
Net income from continuing operations	$20,005	$24,882	$18,539	$20,839	$84,265
Discontinued operations, net of tax	$—	$—	$—	$—	$—
Net income	$20,005	$24,882	$18,539	$20,839	$84,265
Basic net income per share	$0.66	$0.82	$0.61	$0.69	$2.78
Diluted net income per share	$0.66	$0.82	$0.61	$0.69	$2.78

Fiscal Year 2012(1)	Three Months Ended,				Year Ended,
	Nov 30, 2011	Feb 29, 2012	May 31, 2012	Aug 31, 2012	Aug 31, 2012
Total net warehouse club and export sales	$470,441	$541,078	$497,515	$505,650	$2,014,684
Total cost of goods sold	$402,025	$461,800	$423,346	$428,810	$1,715,981
Net income from continuing operations	$13,996	$20,217	$15,708	$17,725	$67,646
Discontinued operations, net of tax	$(7)	$3	$(2)	$(19)	$(25)
Net income	$13,989	$20,220	$15,706	$17,706	$67,621
Basic net income per share	$0.47	$0.67	$0.52	$0.58	$2.24
Diluted net income per share	$0.47	$0.67	$0.52	$0.58	$2.24

(1) The fiscal year 2012 data has been updated to reflect the reclassifications as disclosed in Note 1 - Company Overview and Basis of Presentation.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 24, 2013, there were approximately 28,429 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2013 FISCAL QUARTERS
First Quarter	9/1/2012	11/30/2012	$83.91	$72.44
Second Quarter	12/1/2012	2/28/2013	79.09	70.99
Third Quarter	3/1/2013	5/31/2013	90.48	74.15
Fourth Quarter	6/1/2013	8/31/2013	93.31	83.04

2012 FISCAL QUARTERS
First Quarter	9/1/2011	11/30/2011	$77.71	$57.80
Second Quarter	12/1/2011	2/29/2012	72.80	59.08
Third Quarter	3/1/2012	5/31/2012	83.38	63.49
Fourth Quarter	6/1/2012	8/31/2012	74.71	62.00

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2013.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
11/27/2012	$0.60	12/10/2012	12/21/2012	$0.30	8/15/2013	8/30/2013	$0.30
1/25/2012	$0.60	2/15/2012	2/29/2012	$0.30	8/15/2012	8/31/2012	$0.30
1/19/2011	$0.60	2/15/2011	2/28/2011	$0.30	8/15/2011	8/31/2011	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2013, the Company repurchased a total of 44,460 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2013. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2012 - September 30, 2012	—	$—	—	N/A
October 1, 2012 - October 30, 2012	—	—	—	N/A
November 1, 2012 - November 30, 2012	—	—	—	N/A
December 1, 2012 - December 31, 2012	—	—	—	N/A
January 1, 2013 - January 31, 2013	41,774	77.43	—	N/A
February 1, 2013 - February 28, 2013	—	—	—	N/A
March 1, 2013 - March 31, 2013	660	77.83	—	N/A
April 1, 2013 - April 30, 2013	—	—	—	N/A
May 1, 2013 - May 31, 2013	—	—	—	N/A
June 1, 2013 - June 30, 2013	—	—	—	N/A
July 1, 2013 - July 31, 2013	2,026	89.40	—	N/A
August 1, 2013 - August 31, 2013	—	—	—	N/A
Total	44,460	$77.98	—	N/A

DIRECTORS, DIRECTOR NOMINEES AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	71
Sherry S. Bahrambeygui	Director	49
Gonzalo Barrutieta	Director	47
Katherine L. Hensley	Director	76
Leon C. Janks	Director	64
Jose Luis Laparte	Director, Chief Executive Officer and President	47
Mitchell Lynn	Director	64
Edgar Zurcher	Director	62

Information Regarding Directors, and Director Nominees:

Robert E. Price has been Chairman of the Board of Directors of the Company since July 1994 and served as Chief Executive Officer of the Company from April 2006 until July 2010. Mr. Price served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Additionally, Mr. Price served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Price/Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000. Mr. Price’s significant experience as an executive and director of warehouse club merchandising businesses, as well as his extensive knowledge of the Company’s business, history and culture, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Sherry S. Bahrambeygui has been a director of the Company since November 2011. Ms. Bahrambeygui joined The Price Group, LLC in September 2006 and has served as a Managing Member of The Price Group, LLC since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Family Charitable Fund and she is also the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and is a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has been practicing law with an emphasis in employment and business litigation since 1993 and provided consultation and legal representation to the Company from time-to-time between 2001 and 2008. Ms. Bahrambeygui’s thorough understanding of the business and operations of the Company, as well as having effectively assisted the Company on certain legal and business matters, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, including as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005, Mr. Barrutieta was a director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante) and served as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a director of Hoteles Presidente since 2004, of Office Depot Mexico since 2005, of Radio Shack Mexico from 2005 until 2012, and has served as President and director of Operadora IPC de Mexico since 2007. Mr. Barrutieta’s experience as an executive and director of international merchandising businesses, as well as his general knowledge and understanding of the markets in Central America, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.
.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940. Ms. Hensley’s extensive background in the legal field, including her experience in executive compensation and corporate matters, as well as her many years of service to the Company as a member of the Board of Directors as well as its Audit, Finance, Compensation, Nominating/Corporate Governance Committees, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

Leon C. Janks has been a director of the Company since July 1997 and served as a director of PEI from March 1995 until July 1997. He has been a partner in the accounting firm of Green, Hasson & Janks LLP in Los Angeles, California since 1980 and serves as its Managing Partner. Mr. Janks has extensive experience in domestic and international business, serving a wide variety of clients in diverse businesses. Mr. Janks is also a certified public accountant. Mr. Janks’ experience, as well as his significant accounting, financial and tax expertise and his many years of service to the Company as a member of the Board of Directors as well as its Audit, Finance, Compensation and Executive Committees, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer and President of the Company since July 2010, and served as President of the Company from October 2004 through June 2010. Mr. Laparte initially served as a consultant for the Company, from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico. Mr. Laparte’s background and experience as an executive overseeing numerous operational aspects of the international merchandising business, including sales, product development, merchandising, marketing, finance and information technology, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Mitchell G. Lynn has been a director of the Company since November 2011.  Mr. Lynn served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Costco, Inc., and from 1993 until 1994 he served as an executive officer, director and member of the Executive Committee of Price/Costco. Mr. Lynn was also a member of The Price Group, LLC from 2005 to 2008. Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a chain of more than 45 warehouse-style grocery stores that targets the Hispanic market in the Western United States. Mr. Lynn is also the founder, owner and General Partner of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products for international wholesale distribution, primarily through warehouse clubs. Mr. Lynn is also a founder and continuing Manager of Early Learning Resources, LLC, dba ECR4Kids (ECR), which designs, manufactures and sells educational/children’s products to wholesale dealers. Additionally, Mr. Lynn served as a director of United PanAm Financial Corp. from 2001 until its sale in 2011. Mr. Lynn is a certified public accountant and a licensed real estate broker in California. Mr. Lynn’s extensive prior experience in both the warehouse club business and general retailing and his significant knowledge relating to accounting and financial matters contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Edgar Zurcher has been a director of the Company since October 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses as counsel for certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”). PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica Pasta and Roma S.A. dba Roma Prince S.A., from which the Company purchases products to sell to its members at its warehouse clubs, and is a director of Promerica Financial Corporation, S.A. from which the Company received rental income and credit card fees in fiscal years 2007 and 2008. Mr. Zurcher’s background in legal matters and his significant experience in Central America business and legal affairs contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Executive Officers

The table below indicates the name, position and age of the executive officers of the Company:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President	47
John M. Heffner	Executive Vice President and Chief Financial Officer	59
Robert M. Gans	Executive Vice President, Secretary and General Counsel	64
William J. Naylon	Executive Vice President and Chief Operating Officer	51
Thomas D. Martin	Executive Vice President – Chief Merchandising Officer	57
Brud E. Drachman	Executive Vice President – Construction Management	58
John D. Hildebrandt	Executive Vice President – Operations	55

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
Wednesday, January 22, 2014 at 10:00 AM
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