Form 10-Q
period 2013-11-30
PRICESMART INC
filed 2014-01-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 30, 2013
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
 The registrant had 30,233,507 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2013.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2013 and the consolidated balance sheet as of August 31, 2013, the unaudited consolidated statements of income for the three months ended November 30, 2013 and 2012, the unaudited consolidated statements of comprehensive income for the three months ended ended November 30, 2013 and 2012, the unaudited consolidated statements of equity for the three months ended November 30, 2013 and 2012, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2013 and 2012, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$77,226	$121,874
Short-term restricted cash	3,100	5,984
Receivables, net of allowance for doubtful accounts of $7 and $0 as of November 30, 2013 and August 31, 2013, respectively	3,481	3,130
Merchandise inventories	298,721	217,413
Deferred tax assets – current	7,126	6,290
Prepaid expenses and other current assets	30,717	20,890
Total current assets	420,371	375,581
Long-term restricted cash	26,759	34,775
Property and equipment, net	351,210	338,478
Goodwill	36,289	36,364
Deferred tax assets – long term	12,038	12,871
Other non-current assets (includes $1,324 and $1,505 as of November 30, 2013 and August 31, 2013, respectively, for the fair value of derivative instruments)	25,787	19,866
Investment in unconsolidated affiliates	8,108	8,104
Total Assets	$880,562	$826,039
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$13,000	$—
Accounts payable	230,890	199,425
Accrued salaries and benefits	16,171	17,862
Deferred membership income	17,231	16,528
Income taxes payable	7,455	8,059
Other accrued expenses	17,646	20,136
Long-term debt, current portion	16,375	12,757
Deferred tax liability – current	128	111
Total current liabilities	318,896	274,878
Deferred tax liability – long-term	2,603	2,622
Long-term portion of deferred rent	4,452	4,440
Long-term income taxes payable, net of current portion	2,014	2,184
Long-term debt, net of current portion	46,907	60,263
Other long-term liabilities (includes $9 and $14 for the fair value of derivative instruments and $621 and $589 for the defined benefit plans as of November 30, 2013 and August 31, 2013, respectively)	630	603
Total liabilities	375,502	344,990
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,923,393 and 30,924,392 shares issued and 30,233,507 and 30,234,506 shares outstanding (net of treasury shares) as of November 30, 2013 and August 31, 2013, respectively	3	3
Additional paid-in capital	392,011	390,581
Tax benefit from stock-based compensation	8,016	8,016
Accumulated other comprehensive loss	(40,326)	(41,475)
Retained earnings	165,303	143,871
Less: treasury stock at cost; 689,886 shares as of November 30, 2013 and August 31, 2013, respectively	(19,947)	(19,947)
Total equity	505,060	481,049
Total Liabilities and Equity	$880,562	$826,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2013	2012
Revenues:
Net warehouse club sales	$589,694	$523,599
Export sales	5,721	3,073
Membership income	9,268	7,673
Other income	918	941
Total revenues	605,601	535,286
Operating expenses:
Cost of goods sold:
Net warehouse club	504,287	444,944
Export	5,441	2,835
Selling, general and administrative:
Warehouse club operations	51,772	45,842
General and administrative	11,184	11,158
Pre-opening expenses	474	737
Loss/(gain) on disposal of assets	84	57
Total operating expenses	573,242	505,573
Operating income	32,359	29,713
Other income (expense):
Interest income	181	294
Interest expense	(1,038)	(1,218)
Other income (expense), net	311	(1)
Total other expense	(546)	(925)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	31,813	28,788
Provision for income taxes	(10,385)	(8,779)
Income (loss) of unconsolidated affiliates	4	(4)
Net income	$21,432	$20,005
Net income per share available for distribution:
Basic net income per share	$0.71	$0.66
Diluted net income per share	$0.71	$0.66
Shares used in per share computations:
Basic	29,690	29,592
Diluted	29,702	29,604
Dividends per share	$—	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2013	2012
Net income	$21,432	$20,005
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$1,289	$(1,396)
Defined benefit pension plans:
Net gain (loss) arising during period	3	1
Total defined pension plans	3	1
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	(143)	(205)
Other comprehensive income (loss)	1,149	(1,600)
Comprehensive income	$22,581	$18,405

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumu-lated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Issuance of restricted stock award	6	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,823	—	—	—	—	—	1,823
Dividend payable to stockholders	—	—	—	—	—	(18,129)	—	—	(18,129)
Net income	—	—	—	—	—	20,005	—	—	20,005
Other comprehensive income (loss)	—	—	—	—	(1,600)	—	—	—	(1,600)
Balance at November 30, 2012	30,861	$3	$385,977	$6,680	$(34,782)	$79,615	645	$(16,480)	$421,013

Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,430	—	—	—	—	—	1,430
Net income	—	—	—	—	—	21,432	—	—	21,432
Other comprehensive income (loss)	—	—	—	—	1,149	—	—	—	1,149
Balance at November 30, 2013	30,923	$3	$392,011	$8,016	$(40,326)	$165,303	690	$(19,947)	$505,060

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2013	2012
Operating Activities:
Net income	$21,432	$20,005
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,654	5,684
Allowance for doubtful accounts	7	—
(Gain) loss on sale of property and equipment	84	57
Deferred income taxes	(5)	1,209
Equity in gains/(losses) of unconsolidated affiliates	(4)	4
Stock-based compensation	1,430	1,823
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(20,345)	(9,558)
Merchandise inventories	(81,308)	(38,935)
Accounts payable	34,413	27,631
Net cash provided by (used in) operating activities	(37,642)	7,920
Investing Activities:
Additions to property and equipment	(18,288)	(14,663)
Proceeds from disposal of property and equipment	22	43
Capital contribution to joint ventures	—	(550)
Net cash flows provided by (used in) investing activities	(18,266)	(15,170)
Financing Activities:
Proceeds from bank borrowings	13,000	3,979
Repayment of bank borrowings	(10,182)	(1,921)
Release of (addition to) restricted cash	8,000	—
Net cash provided by (used in) financing activities	10,818	2,058
Effect of exchange rate changes on cash and cash equivalents	442	(1,706)
Net increase (decrease) in cash and cash equivalents	(44,648)	(6,898)
Cash and cash equivalents at beginning of period	121,874	91,248
Cash and cash equivalents at end of period	$77,226	$84,350

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,059	$1,295
Income taxes	$15,216	$9,366
Supplemental non-cash item:
Dividends declared but not paid	$—	$18,129

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2013

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2013, the Company had 32 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica, four each in Panama and Trinidad, three each in Colombia, Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and Cali warehouse clubs have reinforced the Company's belief that Colombia could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013 (the “2013 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

In accordance with the Financial Accounting Standards Board’s (“FASB”) revised guidance establishing general accounting standards and disclosure of subsequent events, the Company has evaluated subsequent events through the date and time these financial statements were issued.

Reclassifications to consolidated statement of income recorded during fiscal year 2014 for fiscal year 2013 - The Company recorded asset disposal activity during fiscal year 2013 under other income (expense), net. This activity consisted mainly of normally scheduled asset replacement and upgrades involved in operating activities. The Company has determined that these costs represent operating expenses. Therefore, the Company has accordingly recorded such asset disposal activity as operating expenses under loss/(gain) on disposal of assets starting in fiscal year 2014. The Company has made reclassifications to the consolidated statement of income for fiscal year 2013 to conform to the presentation in fiscal year 2014. These reclassifications did not impact net income. The following tables summarize the impact of this reclassification (in thousands):

	Fiscal Year 2013
	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Other income (expense), net – as previously reported	$(58)	$(312)	$(1,034)	$(439)	$(1,843)
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	57	49	249	534	889
Other income (expense), net – as currently reported	$(1)	$(263)	$(785)	$95	$(954)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Composition of beginning balance other income (expense) – as previously reported:
Gain/(loss) on sale	(57)	(49)	(249)	(534)	(889)
Currency gain/(loss)	(1)	(263)	(785)	95	(954)
Total	(58)	(312)	(1,034)	(439)	(1,843)

Composition of ending balance Other income (expense) – as currently reported:
Gain/(loss) on sale	—	—	—	—	—
Currency gain/(loss)	(1)	(263)	(785)	95	(954)
Total	(1)	(263)	(785)	95	(954)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of November 30, 2013, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of November 30, 2013 is listed below:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	November 30, 2013	August 31, 2013
Short-term restricted cash:
Restricted cash for Honduras loan (1)	$1,200	$1,200
Restricted cash in Honduras for purchase of property (1)	200	3,148
Restricted cash for land purchase option agreements	1,621	1,599
Other short-term restricted cash (2)	79	37
Total short-term restricted cash	$3,100	$5,984

Long-term restricted cash:
Restricted cash for Honduras loan (1)	$1,720	$1,720
Restricted cash for Colombia bank loans	24,000	32,000
Other long-term restricted cash (2)	1,039	1,055
Total long-term restricted cash	$26,759	$34,775

Total restricted cash	$29,859	$40,759

(1)
Restricted cash as of November 30, 2013 in Honduras consists of $1.2 million and $1.7 million related to loans, and $200,000 related to funds held in escrow related to the purchase of land. Restricted cash as of August 31, 2013 in Honduras consists mainly of $3.1 million in funds held in escrow related to the purchase of land and $1.2 million and $1.7 million related to loans.

(2)	Other short-term and long-term restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Value Added Tax Receivable - The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) within the normal course of its business in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government. These procedures alter the natural offset of input and output VAT and generally leaves the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Therefore, the Company has not placed any type of allowance on the amounts of VAT receivable. The balance of the VAT receivable in this country was $4.6 million and $4.3 million as of November 30, 2013 and August 31, 2013, respectively.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	November 30, 2013	August 31, 2013
Prepaid expenses and other current assets	$7,263	$5,458
Other non-current assets	$16,748	$12,875

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of November 30, 2013 and August 31, 2013 is as follows (in thousands):

	November 30, 2013		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$63,282	$63,363	$73,020	$72,576

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. For cash flow hedges, that were previously considered effective, and are now considered ineffective hedges, amounts previously recorded in accumulated other comprehensive gain or loss are released to earnings in the same period that the hedged transaction has been determined to be ineffective and impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2013 and August 31, 2013.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2013 and August 31, 2013.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2013 and August 31, 2013 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of November 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$1,324	$—	$1,324
Other long-term liabilities – (Interest rate swaps)	—	—	—	—
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(9)	—	(9)
Total	$—	$1,315	$—	$1,315

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$1,505	$—	$1,505
Other long-term liabilities – (Interest rate swaps)	—	(14)	—	(14)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$1,491	$—	$1,491

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2013 and August 31, 2013 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of November 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	(4)	—	(4)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(4)	$—	$(4)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$—	$—	$—

As of November 30, 2013 and August 31, 2013, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of November 30, 2013 and August 31, 2013 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	November 30, 2013	August 31, 2013	Change
Goodwill	$36,289	$36,364	$(75)

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

Cost of Goods Sold – The Company includes the cost of merchandise, food service and bakery raw materials, and one hour photo supplies in cost of goods sold. The Company also includes in cost of goods sold the external and internal distribution and handling costs for supplying merchandise, raw materials and supplies to the warehouse clubs. External costs include inbound freight, duties, drayage, fees, insurance, and non-recoverable value-added tax related to inventory shrink, spoilage and damage. Internal costs include payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation at its distribution facilities and payroll and other direct costs for in-store demonstrations.

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold based are recorded as a reduction to cost of good sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory, if significant. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three month periods ending November 30, 2013 and 2012 (in thousands):

	Three Months Ended
	November 30, 2013	November 30, 2012
Currency gain (loss)	311	$(1)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions for the periods ended November 30, 2013 and 2012. However, during the three months ended November 30, 2013, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but continues to believe it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.7 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables presents a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended
	November 30, 2013	November 30, 2012
Federal tax provision at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	0.4	0.3
Differences in foreign tax rates	(4.2)	(4.5)
Permanent items and other adjustments	1.8	(0.5)
Increase (decrease) in foreign valuation allowance	(0.4)	0.2
Provision for income taxes	32.6%	30.5%

The increase in the effective tax rate for the three-month period ended on November 30, 2013 compared to the same period of the prior year was primarily attributable to the following factors: (i) 1.4% increase from reversals of income tax liability for uncertain tax positions in the first three months of fiscal year 2013, compared to additional accruals for the same during the first three months of fiscal year 2014; and (ii) 0.9% from the impact of the relative increase in U.S. taxable income at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

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

Property and equipment consist of the following (in thousands):

	November 30, 2013	August 31, 2013
Land	$101,759	$100,108
Building and improvements	240,432	228,257
Fixtures and equipment	133,067	119,242
Construction in progress	14,415	23,657
Total property and equipment, historical cost	489,673	471,264
Less: accumulated depreciation	(138,463)	(132,786)
Property and equipment, net	$351,210	$338,478

Depreciation and amortization expense (in thousands):

	Three Months Ended November 30,
	2013	2012
Depreciation and amortization expense	$6,654	$5,684

The Company capitalizes interest on expenditures for qualifying assets over a period that covers the duration of the activities required to get the asset ready for its intended use, provided that expenditures for the asset have been made and interest cost is being incurred. Interest capitalization continues as long as those activities and the incurrence of interest cost continues. The amount capitalized in an accounting period is determined by applying the capitalization rate (average interest rate) to the average amount of accumulated expenditures for the qualifying asset during the period. The capitalization rates are based on the interest rates applicable to borrowings outstanding during the period.
Total interest capitalized (in thousands):

	As of November 30, 2013	As of August 31, 2013
Total interest capitalized	$4,492	$4,475

Total interest capitalized (in thousands):

	Three Months Ended November 30,
	2013	2012
Interest capitalized	$299	$172

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted net income per share using the two-class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards authorized within the 2002 and 2013 Equity Participation Plans/Equity Incentive Awards Plan of the Company and restricted stock units authorized within the 2001, 2002 and 2013 Equity Participation Plans/Equity Incentive Awards Plan.  In addition, the Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share under the two class-method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share for the three months ended November 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2013	2012
Net income	$21,432	$20,005
Less: Allocation of income to unvested stockholders	(440)	(407)
Net earnings available to common stockholders	$20,992	$19,598
Basic weighted average shares outstanding	29,690	29,592
Add dilutive effect of stock options (two-class method)	12	12
Diluted average shares outstanding	29,702	29,604
Basic net income per share	$0.71	$0.66
Diluted net income per share	$0.71	$0.66

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

Dividends

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2014. The following table summarizes the dividends declared and paid during fiscal year 2013.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	8/30/13	N/A	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Preferred Stock Authorized Shares

As of November 30, 2013, 2,000,000 shares of preferred stock with a par value of $.0001, were authorized, but no shares were outstanding.  Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended
	November 30, 2013			November 30, 2012
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$1,289	$—	$1,289	$(1,396)	$—	$(1,396)
Defined benefit pension plans:
Net gain (loss) arising during period	5	(2)	3	(1)	2	1
Total defined pension plans	5	(2)	3	(1)	2	1
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	(176)	33	(143)	(185)	(20)	(205)
Other comprehensive income (loss)	$1,118	$31	$1,149	$(1,582)	$(18)	$(1,600)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of other comprehensive loss included as a separate component of equity within the balance sheet and for each component of other comprehensive income, the current period reclassifications out of accumulated other comprehensive income (in thousands):

	Three Months Ended November 30, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998		$(41,475)
Other comprehensive income before reclassifications	1,289	—	—		1,289
Amounts reclassified from accumulated other comprehensive income	—	3	(143)	(1)	(140)
Net current-period other comprehensive income	1,289	3	(143)		1,149
Ending Balance November 30, 2013	$(41,032)	$(149)	$855		$(40,326)

	Three Months Ended November 30, 2012
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(1,396)	—	—		(1,396)
Amounts reclassified from accumulated other comprehensive income	—	1	(205)	(1)	(204)
Net current-period other comprehensive income	(1,396)	1	(205)		(1,600)
Ending Balance November 30, 2012	$(33,358)	$(73)	$(1,351)		$(34,782)

	Twelve Months Ended August 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(10,359)	—	—		(10,359)
Amounts reclassified from accumulated other comprehensive income	—	(78)	2,144	(1)	2,066
Net current-period other comprehensive income	(10,359)	(78)	2,144		(8,293)
Ending balance, August 31, 2013	$(42,321)	$(152)	$998		$(41,475)
(1) See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands):

	Three Months Ended				Twelve Months Ended
	November 30, 2013		November 30, 2012		August 31, 2013
	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented
Amortization of Defined benefit pension plan
Prior service costs	$—	(1)	$—	(1)	$260	(1)
Actuarial gains (losses)	5	(1)	(1)	(1)	(365)	(1)
Total before tax	5		(1)		(105)
Tax benefit	(2)	Statement of Income- Provision for income taxes	2	Statement of Income- Provision for income taxes	27	Statement of Income- Provision for income taxes
Net of tax	$3	(1)	$1	(1)	$(78)	(1)

Unrealized gains/(losses) on change in fair value of interest rate swaps
Cross currency interest rate cash flow hedges	$(181)	Balance sheet- other non-current assets	$—	Balance sheet- other non-current assets	$1,505	Balance sheet-other non-current assets
Interest rate cash flow hedges	14	Balance sheet- other long-term liabilities	81	Balance sheet- other long-term liabilities	203	Balance sheet-other long-term liabilities
Cross currency interest rate cash flow hedges	(9)	Balance sheet- other long-term liabilities	(266)	Balance sheet- other long-term liabilities	983	Balance sheet-other long-term liabilities
Total before tax	(176)		(185)		2,691
Tax expense	(4)	Balance sheet- Deferred tax assets	(20)	Balance sheet- Deferred tax assets	(50)	Balance sheet- Deferred tax assets
Tax expense	37	Balance sheet- Deferred tax liabilities	—	Balance sheet- Deferred tax liabilities	(497)	Balance sheet- Deferred tax liabilities
Net of tax	$(143)	Balance sheet- other long-term liabilities	$(205)	Balance sheet- other long-term liabilities	$2,144	Balance sheet-other long-term liabilities
(1) These amounts are included as part of salaries reported within the statement of income; warehouse club operations.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	November 30, 2013	August 31, 2013
Retained earnings not available for distribution	$7,200	$6,872

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

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares. However, in no event will more than an aggregate of 1,531,818 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance (including shares originally authorized for issuance under the prior plans)	November 30, 2013	August 31, 2013
2013 Plan	838,766	783,384	782,385

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended November 30,
	2013	2012
Options granted to directors	$29	$33
Restricted stock awards	1,151	1,550
Restricted stock units	250	240
Stock-based compensation expense	$1,430	$1,823

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other information related to stock-based compensation:

	November 30,
	2013	2012
Remaining unrecognized compensation cost (in thousands)	$24,014	$25,658
Weighted average period of time over which this cost will be recognized (years)	7	8

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

	Three Months Ended November 30,
	2013	2012
Grants outstanding at beginning of period	623,424	700,893
Granted	—	6,264
Forfeited	(999)	(670)
Grants outstanding at end of period	622,425	706,487

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Three Months Ended November 30,
Weighted Average Grant Date Fair Value	2013	2012
Restricted stock awards and units granted	$—	$82.87
Restricted stock awards and units forfeited	53.62	19.85

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Three Months Ended November 30,
	2013	2012
Total fair market value of restricted stock awards and units vested	$—	$—

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Three Months Ended November 30,
	2013	2012
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Three Months Ended November 30,
	2013	2012
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	November 30, 2013	August 31, 2013
Stock Options Outstanding	28,000	28,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2013 and August 31, 2013, the Company had recorded within other accrued expenses a total of $3.3 million and $2.9 million, respectively, for various non-income tax related tax contingencies.

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

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended November 30,	Open Locations(1)
2014	$7,311
2015	7,011
2016	6,444
2017	6,923
2018	6,932
Thereafter	28,134
Total	$62,755

(1)
Operating lease obligations have been reduced by approximately $685,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of November 30, 2013 the Company has approximately $4.0 million in contractual obligations for construction services not yet rendered.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year.   Future minimum service commitments related to this contract for the following twelve months is approximately $125,000 and for the remaining of the term is approximately $10,000.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2013	$35,905	$13,000	$132	$22,773	3.25%
August 31, 2013	$35,863	$—	$588	$35,275	N/A

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended November 30,	Amount
2014	$16,375
2015	10,097
2016	21,109
2017	10,198
2018	2,129
Thereafter	3,374
Total	$63,282

On November 3, 2013, the Company paid down $8.0 million of the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010, with Citibank, N.A. in New York. The original agreement established a loan facility for $16.0 million to be disbursed in two tranches of $8.0 million each.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of the Company's Colombia subsidiary, but if the Company did not draw on the facility or pay off the loan, the facility would terminate. Accordingly since the Company has paid down this loan, this loan facility has terminated.  This loan was secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.   The secured time deposit of $8.0 million pledged by the Company was also released on November 3, 2013.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of November 30, 2013, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three-month period ended November 30, 2013 and 2012, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings	Cost of Swaps	Interest expense
Interest expense for the three months ended November 30, 2013	$126	$431	$557
Interest expense for the three months ended November 30, 2012	198	396	594

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	November 30, 2013	August 31, 2013
RBTT	—	4,500
Scotiabank	32,000	40,000
Total	$32,000	$44,500

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	November 30, 2013		August 31, 2013
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Other non-current assets	1,324	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Cross currency interest rate swaps(1)(4)	Other long-term liabilities	(9)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(5)		1,315		1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(855,000) and $(1.0) million as of November 30, 2013 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(460,000) and $(497,000) as of November 30, 2013 and August 31, 2013, respectively, related to Other non-current assets for the cross-currency interest rate swap.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $0 and $10,000 net of tax as of November 30, 2013 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $0 and $4,000 as of November 30, 2013 and August 31, 2013, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $3,000 and $0 as of November 30, 2013 and August 31, 2013, respectively, related to Other long-term liabilities for the cross currency interest rate swaps.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company has entered into non-deliverable forward foreign exchange contracts; the open amounts as of November 30, 2013 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	August 2013	Citibank N.A.	Forward foreign exchange contracts	$5,000	December 3, 2013 - December 10, 2013	November 7, 2013 - December 10, 2013

For the three-month periods ended November 30, 2013 and 2012, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
Income Statement Classification	November 30, 2013	November 30, 2012
Other income (expense), net	(123)	95

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2013		August 31, 2013
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(4)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(4)		$—

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

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of November 30, 2013 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$733	$(73)	$5,276	$1,767	$7,043
Price Plaza Alajuela, S.A.	50%	2,193	676	(37)	2,832	1,346	4,178
Total		$6,809	$1,409	$(110)	$8,108	$3,113	$11,221

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30, 2013	August 31, 2013
Current assets	$589	$606
Noncurrent assets	7,480	7,432
Current liabilities	1,006	999
Noncurrent liabilities	9	8

	Three Months Ended November 30,
	2013	2012
Net income (loss)	$8	$(8)

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

The Company has made reclassifications to the consolidated statements of income recorded during fiscal year 2014 (see Note 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following table summarizes the impact of these reclassifications to the amounts reported for each segment (in thousands):

Three Month Period Ended November 30, 2012	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$8,214	$16,177	$5,379	$29,770
Reclassification - Gain/(Loss) asset disposals	—	(26)	(31)	(57)
Operating income-as currently reported	$8,214	$16,151	$5,348	$29,713

Twelve Month Period Ended August 31, 2013	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$34,132	$70,383	$23,420	$127,935
Reclassification - Gain/(Loss) asset disposals	—	(637)	(252)	(889)
Operating income-as currently reported	$34,132	$69,746	$23,168	$127,046

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Three Month Period Ended November 30, 2013
Revenue from external customers	$5,721	$407,820	$192,060	$—	$605,601
Intersegment revenues	305,592	—	1,476	(307,068)	—
Depreciation and amortization	572	3,863	2,219	—	6,654
Operating income	10,971	16,499	4,889	—	32,359
Net income	7,087	10,613	3,732	—	21,432
Capital expenditures, net	(426)	14,761	3,953	—	18,288
Long-lived assets (other than deferred tax assets)	10,096	320,754	117,303	—	448,153
Goodwill	—	31,461	4,828	—	36,289
Identifiable assets	50,711	588,239	241,612	—	880,562
Three Month Period Ended November 30, 2012
Revenue from external customers	$3,073	$356,747	$175,466		$535,286
Intersegment revenues	229,260	24	1,467	(230,751)	—
Depreciation and amortization	490	2,986	2,208		5,684
Operating income	8,214	16,151	5,348		29,713
Net income	5,622	10,649	3,734		20,005
Capital expenditures, net	242	11,684	2,737		14,663
Long-lived assets (other than deferred tax assets)	17,529	260,381	116,277	—	394,187
Goodwill	—	31,737	5,084	—	36,821
Identifiable assets	75,691	484,455	219,758	—	779,904
As of August 31, 2013
Long-lived assets (other than deferred tax assets)	$19,114	$304,731	$113,742	$—	$437,587
Goodwill	—	31,474	4,890	—	36,364
Identifiable assets	103,844	518,313	203,882	—	826,039

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2013 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Forward foreign exchange contracts entered into after November 30, 2013

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $8.0 million with settlement dates from December 2013 through January 2014.

Property Acquisition for New Warehouse Club in Colombia

On January 8, 2014, PriceSmart Inc. acquired approximately 128,600 usable square feet of land in the southern area of Pereira, Colombia, upon which the Company plans to construct a new warehouse club that is currently planned to open in November 2014. This additional club will be the fourth PriceSmart warehouse club operating in Colombia.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart or the Company") anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth depends, in part, on the Company's ability to successfully open new warehouse clubs; the Company might not identify in a timely manner or effectively respond to changes in consumer trends and changes in consumer preferences for merchandise and shopping modalities, which could adversely affect its relationship with members, demand for its products and market share; the Company faces difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business and/or from which the Company acquires merchandise; the Company relies extensively on computer systems to process transactions, summarize results and manage its business, and failure to adequately maintain the Company's systems and disruptions in its systems could harm its business and adversely affect its results of operations; the Company could be subject to additional tax liabilities; a few of the Company's stockholders own approximately 28.3% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; potential future impairments of long lived assets could adversely affect the Company's future results of operations and financial position; write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position; the Company faces increased public company compliance risks and compliance risks related to the Company's international operations; the Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; if remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management's current expectations, the Company's financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including under the heading "Part II - Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2013 filed on October 30, 2013 pursuant to the Securities Exchange Act of 1934, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company also could be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three-month period ended November 30, 2013 and 2012 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all operating subsidiaries as of November 30, 2013 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of November 30, 2013 and 2012  for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of	Number of Warehouse Clubs in Operation as of	Anticipated warehouse club openings in
Country/Territory	November 30, 2013	November 30, 2012	Fiscal year 2014
Colombia	3	2	—
Panama	4	4	—
Costa Rica	6	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	1
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	32	30	1

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

General Economic Factors

The economies in the major PriceSmart markets continue to experience moderate year-over-year growth. Specific events in some of the smaller countries in which the Company has warehouse clubs, such as increases in value-added taxes, reduced economic activity, political unrest and other factors are contributing to a more challenging retail environment in those markets, adversely impacting sales growth.

The Company does not currently face direct competition from U.S. branded membership warehouse club operators. However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S. - based retailer. The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. The Company has noted that certain retailers are making investments in upgrading their stores and adding new locations within the Company's markets resulting in increased competition. For example, Cost-U-Less, a cash and carry, low price operator with which the Company also competes in St. Thomas, opened a location in Barbados. Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to the Company's subsidiaries of imported products purchased in U.S. dollars and priced in local currency. For the three months ended November 30, 2013, approximately 53% of the Company's net warehouse sales were comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales were in foreign currencies.

Currency exchange rate fluctuations affect affect the Company's consolidated sales as local-currency-denominated sales are translated to U.S. dollars. Also, as a result of local currency fluctuations, the Company revalues all U.S. dollar-denominated monetary assets and liabilities within the Company's markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisition and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

The Company seeks to manage its foreign exchange risk by (1) adjusting selling prices from time to time; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; and (4) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local-currency-denominated long-term loans in Honduras and Guatemala; has cross-currency interest rate swaps and forward currency derivatives in Colombia and has forward currency derivatives in Costa Rica. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. For example, in the first quarter of fiscal year 2012, concerns related to European sovereign debt contributed to a 9.3% devaluation of the Colombian peso against the U.S. dollar, resulting in the Company's Colombian subsidiary's recording approximately $1.5 million in currency losses upon the translation of U.S. dollar-denominated liabilities. Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

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

 The Company seeks to increase sales by growing sales with existing members in its warehouse clubs, by attracting new members at both existing and new clubs and by adding new PriceSmart warehouse clubs.  The Company's continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations allowed the Company to increase comparable warehouse club sales for the 13-week period ended December 1, 2013 7.9% compared to the same 13-week period the prior year. In addition, the Company increased the number of member accounts 12.1% over the prior year.  During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. Additionally, in February 2013, the Company acquired property located in La Union, Cartago, Costa Rica, upon which it opened its sixth membership warehouse club in Costa Rica on October 18, 2013. Finally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in the spring of 2014. The Company continues to explore other potential sites for future warehouse clubs in its markets.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices, providing value to its members. In October 2012, the Company launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. The Company is currently evaluating the Platinum membership program to determine if Platinum membership should be offered in other of the Company's markets.

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

Purchasing land and constructing warehouse clubs is the Company's single largest capital investment.  Securing land for warehouse club locations is challenging within the Company’s markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. Although the Company has entered into real estate leases in the past and will likely do so in the future, the Company’s preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, the Company occasionally has to purchase more land than is actually needed for the warehouse club facility.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property. Excess land at Alajuela and Brisas is being held for development by joint ventures formed by the Company and the sellers of the property, which commenced in fiscal year 2011. A similar development strategy is being employed for the Company's excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by the Company. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the first quarter of fiscal year 2014 included:

•
Net warehouse club sales increased 12.6% over the comparable prior year period. The Company ended the quarter with 32 warehouse clubs compared to 30 warehouse clubs at the end of the first quarter of fiscal 2012. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended December 1, 2013 grew 7.9%.

•	Membership income for the first quarter of fiscal year 2014 increased 20.8% to $9.3 million.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 8.6% over the prior year period and warehouse sales gross profits as a percent of net warehouse sales were 14.5%, a reduction of 54 basis points from the same period last year.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) decreased 21 basis points as a percentage of sales compared to the first quarter of last year.

•	Operating income for the first quarter of fiscal year 2014 was $32.4 million, an increase of $2.6 million over the first quarter of fiscal year 2013.

•	The Company had a $311,000 net gain from currency exchange transactions in the current quarter compared to a $1,000 net loss from currency exchange transactions in the same period last year.

•	Net income for the first quarter of fiscal year 2014 was $21.4 million, or $0.71 per diluted share, compared to $20.0 million, or $0.66 per diluted share, in the comparable prior year period.

Reclassifications to consolidated statement of income recorded during fiscal year 2014 for fiscal year 2013 - The Company recorded asset disposal activity during fiscal year 2013 under other income (expense), net. This activity consisted mainly of normally scheduled asset replacement and upgrades involved in operating activities. The Company has determined that these costs represent operating expenses. Therefore, the Company has accordingly recorded such asset disposal activity as operating expenses under loss/ (gain) on disposal of assets starting in fiscal year 2014. The Company has made reclassifications to the consolidated statement of income for fiscal year 2013 to conform to the presentation in fiscal year 2014. These reclassifications did not impact net income. The following tables summarize the impact of this reclassification (in thousands):

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Other income (expense), net – as previously reported	$(58)	$(312)	$(1,034)	$(439)	$(1,843)
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	57	49	249	534	889
Other income (expense), net – as currently reported	$(1)	$(263)	$(785)	$95	$(954)

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

The Company’s fiscal first quarter ended on November 30, 2013.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended November 30,
	2013		2012
	Amount	% Change	Amount
Net Warehouse club sales	$589,694	12.6%	$523,599

Comparison of Three Months Ended November 30, 2013 and 2012

The Company recorded positive sales growth in all countries. Colombia and Costa Rica, in particular, experienced strong sales growth with the addition of one new warehouse club in each country compared to the first quarter of fiscal year 2013 along with sales growth in Panama and Trinidad. Total net warehouse sales growth of 12.6% during the three months ended November 30, 2013 resulted from an 11.7% growth in transactions and a 0.8% growth in average ticket. All merchandise categories experienced growth during the quarter.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Canas Gordas") on October 19, 2012 will not be used in the calculation of comparable warehouse club sales until January 2014.  Sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 will not be used in the calculation of comparable warehouse club sales until July 2014. In addition, sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 will not be used in the calculation of comparable warehouse sales until January 2015.

Comparable warehouse club sales increased 7.9% for the 13-week period ended December 1, 2013, compared to the same 13-week period last year. The Company opened a new warehouse club in La Cartago, Costa Rica in October. While this new warehouse club is expected to attract new members from an area of greater San Jose who were not being served by the Company, it also will result in some existing members, particularly those that shopped at our Zapote warehouse club, choosing to shop at the new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation has an adverse impact on comparable warehouse club sales. The Company has not made a specific determination of the impact given various factors, such as whether previously existing members are now shopping more often given the greater convenience of this new club, which would make it difficult to provide an accurate assessment.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three months ended November 30, 2013 and 2012 in the segments in which the Company operates.

	Three Months Ended November 30,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$400,366	67.9%	$49,760	14.2%	$350,606	67.0%
Caribbean	189,328	32.1%	16,335	9.4%	172,993	33.0%
Net warehouse club sales	$589,694	100.0%	$66,095	12.6%	$523,599	100.0%

Comparison of Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013 and 2012, the higher net warehouse club sales growth in Latin America compared to the Caribbean reflects improved economic conditions in those more diversified and larger markets, plus the sales associated with the additional warehouse club sales in Cali, Colombia and La Union, Costa Rica in the current periods compared to the prior period. We expect Latin America sales growth to continue to out pace Caribbean sales growth as the next warehouse club the Company expects to open is located in Honduras.

Export Sales

	Three Months Ended November 30,
	2013				2012
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$5,721	1.0%	$2,648	86.2%	$3,073	0.6%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin of approximately 5%, which is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended November 30,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Membership income	$9,268	$1,595	20.8%	$7,673
Membership income % to net warehouse club sales	1.6%			1.5%
Number of total accounts	1,120,033	120,755	12.1%	999,278

Comparison of Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.  Total member accounts grew 12.1% from the year ago period. The increase in the annual fee in most markets which took effect in June 2012 along with the Platinum membership introduced in Costa Rica in October 2012 contributed 8.5% to the increased membership income recognized in the quarter compared to the same period a year ago.  The membership renewal rate for the 12-month period ended November 30, 2013 was 85%.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended November 30,
	2013			2012
	Amount	Increase from prior year	% Change	Amount
Other income	$918	$(23)	(2.4)%	$941

The small reduction in other income was primarily driven by a reduction in rental income recognized by the Company.

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended November 30,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$589,694	$66,095	100.0%	$523,599	100.0%
Less associated cost of goods	504,287	59,343	85.5%	444,944	85.0%
Warehouse gross profit margin	$85,407	$6,752	14.5%	$78,655	15.0%

Comparison of Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013, warehouse gross profit margin as a percent of sales was 54 basis points lower than the first quarter of fiscal 2013. This margin reduction is consistent with the Company’s effort to provide value to our members through price reductions on quality merchandise.

Export Sales Gross Profit Margin

	Three Months Ended November 30,
	2013			2012
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$5,721	$2,648	100.0%	$3,073	100.0%
Less associated cost of goods sold	5,441	2,606	95.1%	2,835	92.3%
Export sales gross profit margin	$280	$42	4.9%	$238	7.7%

Comparison of Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013 and 2012, the increase in export sales gross margin dollars in fiscal year 2014 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended November 30,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$51,772	8.8%	$5,930	12.9%	$45,842	8.8%

Comparison of Three Months Ended November 30, 2013 and 2012

Warehouse club operations expense as a percent of net warehouse sales in the first quarter of fiscal year 2014 was equal to that in the same quarter a year ago. Operating expense leverage in most of the warehouse clubs offset the increased expenses associated with the two Cali, Colombia warehouse clubs and the recently opened La Union, Cartago, Costa Rica warehouse club, all of which were incremental to the current quarter either in part or in total compared to the first quarter of fiscal year 2013.

General and Administrative Expenses

	Three Months Ended November 30,
	2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$11,184	1.9%	$26	0.2%	$11,158	2.1%

Comparison of Three Months Ended November 30, 2013 and 2012

The expenses associated with the Company's corporate and U.S. buying operations grew 0.2% in the first quarter compared to the year earlier period. However, this increase was less than growth in sales during the period, resulting in a 23 basis point reduction as a percent of sales.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2013			2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$474	$(263)	(35.7)%	$737

Comparison of Three Months Ended November 30, 2013 and 2012

The Company recorded pre-opening expenses during the first quarter of fiscal year 2014 related to the La Union, Cartago, Costa Rica ("Tres Rios") opened in October 2013. For the same period in the prior year, the Company recorded pre-opening expenses for costs incurred for the Canas Gordas (Cali South) Colombia warehouse club that opened in October 2012.

Loss/(gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended November 30,
	2013			2012
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$84	$27	47.4%	$57

Operating Income

	Three Months Ended November 30,
	2013				2012
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$32,359	5.5%	$2,646	8.9%	$29,713	5.7%

Comparison of Three Months Ended November 30, 2013 and 2012

For the three months ended November 30, 2013, operating income improved $2.6 million compared to the prior year period, primarily due to higher sales and membership income. As a percentage of sales, operating income decreased 19 basis points primarily resulting from the reduction in net warehouse margins as a percent of sales.

Interest Expense

	Three Months Ended November 30,
	2013		2012
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$906	$(88)	$994
Interest expense related to hedging activity	431	35	396
Capitalized interest	(299)	(127)	(172)
Net interest expense	$1,038	$(180)	$1,218

Comparison of Three Months Ended November 30, 2013 and 2012

Interest expense reflects borrowings by the Company's wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The decrease in net interest expense for the three months ended November 30, 2013 is primarily due to higher level of capitalized interest associated with the construction of warehouse club in Costa Rica. Additionally, there is a slight decrease in net interest expense incurred related to third-party loans due to lower interest rate and repayment of loans.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended November 30,
	2013		2012
	Amount	Increase from prior year	Amount
Total other income (expense)	$311	$312	$(1)

Comparison of Three Months Ended November 30, 2013 and 2012

For the first quarter of fiscal year 2014, the Company recorded a net currency gain of $311,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries and offset by the cost associated with non-deliverable forwards in Colombia and Costa Rica to manage currency risk. In the year ago period, the Company incurred a $1,000 loss.

Provision for Income Taxes

	Three Months Ended November 30,
	2013		2012
	Amount	Change from prior year	Amount
Current tax expense	$9,777	$3,319	$6,458
Net deferred tax provision (benefit)	608	(1,713)	2,321
Provision for income taxes	$10,385	$1,606	$8,779
Effective tax rate	32.4%		30.5%

Comparison of Three Months Ended November 30, 2013 and 2012

The increase in the effective tax rate for the three-month period ended on November 30, 2013 compared to the same period of the prior year was primarily attributable to the following factors: (i) 1.4% increase from reversals of income tax liability for uncertain tax positions in the first three months of fiscal year 2013, compared to additional accruals for the same during the first three months of fiscal year 2014; and (ii) 0.9% from the impact of the relative increase in U.S. taxable income at a higher statutory tax rate compared to tax rates in foreign jurisdictions.

Net income Attributable to PriceSmart

	Three Months Ended November 30,
	2013			2012
	Amount	Increase/(decrease) from prior year	% Change	Amount
Net income	$21,432	$1,427	7.1%	$20,005
_
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

The following table summarizes the cash and cash equivalents held by foreign subsidiaries and domestically of the Company (in thousands). Repatriation of such cash and cash equivalents held by foreign subsidiaries may require the Company to accrue and pay taxes. The Company has no plans at this time to repatriate cash through the payment of cash dividends by the foreign subsidiaries to the Company and, therefore, has not accrued taxes that would be due from repatriation.

	November 30, 2013	August 31, 2013
Cash and cash equivalents held by foreign subsidiaries	$67,916	$75,108
Cash and cash equivalents held domestically	9,310	46,766
Total cash and cash equivalents	$77,226	$121,874

The Company’s cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2013	November 30, 2012
Net cash provided by (used in) continuing operating activities	$(37,642)	$7,920
Net cash provided by (used in) investing activities	(18,266)	(15,170)
Net cash provided by (used in) financing activities	10,818	2,058
Effect of exchange rates	442	(1,706)
Net increase (decrease) in cash and cash equivalents	$(44,648)	$(6,898)

The Company’s net cash provided by (used in) operating activities for the three months ended November 30, 2013 and 2012 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2013	November 30, 2012	2013 to 2012
Net income	$21,432	$20,005	$1,427
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	6,654	5,684	970
(Gain) loss on sale of property and equipment	84	57	27
Deferred income taxes	(5)	1,209	(1,214)
Stock-based compensation expenses	1,430	1,823	(393)
Other non-cash operating activities	3	4	(1)
Net non-cash related expenses	8,166	8,777	(611)
Net income from operating activities reconciled for non-cash operating activities	29,598	28,782	816
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(20,345)	(9,558)	(10,787)
Changes in merchandise inventories	(81,308)	(38,935)	(42,373)
Changes in accounts payable	34,413	27,631	6,782
Net cash provided by (used in) operating activities	$(37,642)	$7,920	$(45,562)

Net cash used in operating activities for the period was a result of cash generated from operating activities and reconciled for non-cash activities being utilized to support higher merchandise inventory levels required to generate planned sales growth, anticipated holiday season sales and the addition of a warehouse club. Increases in operating assets and liabilities related to increases in prepaid freight expenses and prepayments on value added taxes that are related to the increases in inventory also utilized cash. These uses of cash were partially offset by increases in accounts payable that were also related to the inventory acquisitions. Net income adjusted for non-cash related activities increased in the current three-month period over the same period in fiscal year 2013 primarily as a result of higher sales, gross profits and membership income growth.  The changes in inventory, operating assets and liabilities and accounts payable resulted in a year-over-year increase in cash used in operating activities during the current three-month period of $46.4 million.

The Company's use of cash in investing activities for the three months ended November 30, 2013 and 2012 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2013	November 30, 2012	2013 to 2012
Cash used for additions of property and equipment:
Land acquisitions	$—	$72	$(72)
Warehouse club expansion, construction, and land improvements	7,202	10,388	(3,186)
Acquisition of fixtures and equipment	11,086	4,203	6,883
Proceeds from disposals of property and equipment	(22)	(43)	21
Capital contribution to joint ventures	—	550	(550)
Net cash flows provided by (used in) investing activities	$18,266	$15,170	$3,096

Net cash used in investing activities increased in the first three months of fiscal year 2014 compared to the first three months of fiscal year 2013 by approximately $3.1 million primarily due to an increase in cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios") and the start up of construction of a warehouse club in Tegucigalpa, Honduras and the addition of fixtures and equipment for these warehouse clubs.

Cash used in investing activities for the first three months of fiscal year 2013 consisted primarily of expenditures for the construction of the two warehouse clubs in Cali, Colombia, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia, the addition of fixtures and equipment for existing warehouse clubs and capital contributions by the Company for the joint ventures during the first three months of fiscal year 2013.

Net cash used by financing activities for the three months ended November 30, 2013 and November 30, 2012 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2013	November 30, 2012	2013 to 2012
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$10,818	$2,058	$8,760
Net cash provided by (used in) financing activities	$10,818	$2,058	$8,760

Net cash provided in financing activities from loan activities increased approximately $8.8 million in the first three months of fiscal year 2014 over the same period in fiscal year 2013 as the Company increased borrowings under short-term loans by approximately $13.0 million, offset by the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and regularly scheduled loan payments during the period for approximately $2.1 million. In addition, cash also was provided by financing activities from the release of approximately $8.0 million in restricted cash upon repayment of the long-term loan in Colombia.

Net cash provided by financing activities from loan activities in the first three months of fiscal year 2013 reflects the Company's Barbados subsidiary entering into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BDS$8.0 million (Eight Million Barbados Dollars), approximately USD $4.0 million. The Company made regularly scheduled payments on this loan during the period for approximately $1.9 million.

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2014. The following table summarizes the dividends declared and paid during fiscal year 2013.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	8/30/13	N/A	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On November 3, 2013, the Company paid down $8.0 million of the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York. The original agreement established a loan facility for $16.0 million to be disbursed in two tranches of $8.0 million each, but the Company had never borrowed the second tranche.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of the Company's Colombia subsidiary, but if the Company did not draw on the facility or paid off the loan, the facility would terminate. The Company has paid down this loan, and this loan facility has terminated.  This loan was secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.   The secured time deposit of $8.0 million pledged by the Company was released on November 3, 2013.

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

On January 13, 2012, the Company's Guatemala subsidiary paid off its local-currency loan to Banco Industrial, S.A. for approximately $5.2 million. On December 22, 2011, the Company’s Guatemala subsidiary entered into a loan agreement in Quetzales with Banco Industrial, S.A. for the U.S. dollar equivalent of $8.9 million to be paid over ten years.  A portion of the proceeds of this loan was used to pay off the $5.2 million local-currency loan described above. The loan has a variable interest rate, which will be fixed for the first three years to an interest rate of 8% per year.  Thereafter, the interest rate will be negotiable according to market conditions.

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2013:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on October 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

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

Derivative designated as cash flow	November 30, 2013		August 31, 2013
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Other non-current assets	1,324	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Cross currency interest rate swaps(1)(4)	Other long-term liabilities	(9)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(5)		$1,315		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(855,000) and $(1.0) million as of November 30, 2013 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(460,000) and $(497,000) as of November 30, 2013 and August 31, 2013, respectively, related to Other non-current assets for the cross-currency interest rate swap.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $0 and $10,000 net of tax as of November 30, 2013 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $0 and $4,000 as of November 30, 2013 and August 31, 2013, respectively.

(4)
The Company has recorded a deferred tax asset amount with an offset to the tax valuation allowance of $3,000 and $0 as of November 30, 2013 and August 31, 2013, respectively, related to Other long-term liabilities for the cross currency interest rate swaps.

(5)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company has entered into non-deliverable forward foreign exchange contracts; the open amounts as of November 30, 2013 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period
Colombia	August 2013	Citibank N.A.	Forward foreign exchange contracts	$5,000	December 3, 2013 - December 10, 2013	November 7, 2013 - December 10, 2013

The following table summarizes the fair value of non-deliverable forward foreign currency contracts, which do not qualify for derivative hedge accounting (in thousands):

Derivatives designated as fair value	November 30, 2013		August 31, 2013
hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(4)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(4)		$—

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2013	$35,905	$13,000	$132	$22,773	0.0325
August 31, 2013	$35,863	$—	$588	$35,275	N/A

As of November 30, 2013, the Company had approximately $25.0 million of short-term facilities in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2013 and August 31, 2012, the Company was in compliance with respect to these covenants.
As of November 30, 2013 and August 31, 2013, the Company, together with its wholly owned subsidiaries, had $63.3 million and $73.0 million, respectively, outstanding in long-term borrowings. The decrease during the current period primarily relates to the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and regularly scheduled loan payments during the period of approximately $2.1 million. Translation adjustment also increased long-term debt, primarily due to the translation of foreign-currency-denominated debt of subsidiaries whose functional currency is not the U.S. dollar for approximately $444,000. These foreign currency translation adjustments are recorded within Other Comprehensive Income. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $53.0 million and $55.2 million as of November 30, 2013 and August 31, 2013, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $25.5 million and $33.8 million as of November 30, 2013 and August 31, 2013, respectively.

As of November 30, 2013 and August 31, 2013, the Company had approximately $46.9 million and $55.9 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  During the fourth quarter, the Company determined that its Barbados subsidiary was not in compliance with a financial covenant  that is measured and reported on an annual basis at the end of the Company’s fiscal year.  The Company obtained a written waiver from the bank on the annual measurement and reporting for this covenant with respect to any non-compliance for fiscal year 2013 and is in the process of amending the financial covenants within the underlying contract for the long-term loans in the Barbados subsidiary. As of November 30, 2013 and August 31, 2013, the Company was in compliance with all covenants or had received a written waiver from the bank with respect to any non-compliance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Equity Securities and Reissuance of Treasury Shares
At the vesting dates of restricted stock awards, the Company repurchases shares from the holders of such awards at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. However, as summarized below, there was no activity during the periods presented:

Three Months Ended
	November 30, 2013	November 30, 2012
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

The Company has reissued treasury shares as part of its stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented:

Three Months Ended
	November 30, 2013	November 30, 2012
Reissued treasury shares	—	—

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of November 30, 2013, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at November 30, 2013 of approximately $15.3 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. federal NOLs by generating sufficient taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. taxable income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date are limited on an annual basis. The Company made a single sales factor election on its California tax return for fiscal year 2012 and intends to do the same for fiscal year 2013, after which time application is mandatory. Application of the single sales factor significantly reduced the California apportionment factor and, therefore, California taxable income. As a result, the Company maintains a valuation allowance on substantially all of its California NOLs. The Company had net foreign deferred tax assets of $10.3 million and $9.8 million as of November 30, 2013 and August 31, 2013, respectively.

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on November 30, 2013 and August 31, 2013. However, during the three months ended November 30, 2013, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but continues to believe it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.7 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

 Value-Added Tax Receivable: – The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) within normal the course of its business in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government. These procedures alter the natural offset of input and output VAT and generally leaves the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete. In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Therefore, the Company has not placed an allowance on the amounts of VAT receivable. The balance of the VAT receivable in this country was $4.6 million and $4.3 million as of November 30, 2013 and August 31, 2012, respectively.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2014.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of November 30, 2013.

	Expected Fiscal Year Maturity
	(Amounts in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	13,353	7,811	3,974	886	886	2,806	29,716
Weighted-average interest rate	6.34%	6.79%	7.47%	8%	8.00%	8.00%	7.05%
Long-term debt with variable interest rate	3,022	2,286	17,135	9,312	1,243	568	33,566
Weighted-average interest rate	2.35%	2.35%	1.86%	2.64%	4.5%	5.85%	2.49%
Total Long-Term Debt	16,375	10,097	21,109	10,198	2,129	3,374	63,282

Derivatives:
Cross-Currency Interest Rate Swaps:
Variable to fixed interest	—	8,000	16,000	8,000	—	—	32,000
Weighted-average pay rate	—%	4.79%	5.75%	6.02%	—%	—%	4.38%
Weighted-average receive rate	—%	0.96%	0.95%	0.84%	—%	—%	0.68%

The Company carries investments in cash-equivalent instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent instruments that are sensitive to changes in interest rates.

	Expected Fiscal Year Maturity
	(Amount in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	—	16,000	8,000	—	—	24,000
Weighted-average interest rate	—%	—%	0.25%	0.24%	—%	—%	0.24%

Foreign Currency Risk

The Company has foreign currency risks related to its sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of November 30, 2013, the Company had a total of 32 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 25 of which operate under currencies other than the U.S. dollar. Approximately 53% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Three Months Ended November 30,
	2013	2012
Country	% Change	% Change

Colombia	0.76%	0.69%
Costa Rica	1.28%	0.01%
Dominican Republic	0.99%	(2.48)%
Guatemala	0.79%	0.67%
Honduras	(0.54)%	(1.19)%
Jamaica	(3.67)%	(2.17)%
Nicaragua	(1.22)%	(1.22)%
Trinidad	0.64%	(0.27)%

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

The Company is exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents held within entities whose functional currency is non-U.S. dollar, to local-currency-denominated debt obligations within entities whose functional currency is non-U.S. dollar, and to U.S. dollar-denominated intercompany debt balances within entities whose functional currency is non-U.S. dollar. The following table discloses the effect on local currency denominated cash and cash equivalents, foreign currency denominated debt, and U.S. dollar denominated intercompany debt relative to hypothetical negative currency movements in the countries listed in the table above, based on balances as of November 30, 2013:

Overall weighted negative currency movement(1)	Decline in Local currency denominated cash and cash equivalents (in thousands)(2)	Decline in local currency denominated debt obligations (in thousands)(2)	Losses based on change in U.S. dollar denominated inter-company debt balances (in thousands)(3)
5%	$1,735	$606	$6,363
10%	3,469	1,212	12,726
20%	6,938	2,424	25,451

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

In addition, the Company is exposed to foreign currency exchange rate fluctuations associated with its U.S. dollar- denominated debt obligations. The Company hedges a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $855,000 at November 30, 2013 and approximately $1.0 million at August 31, 2013. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at November 30, 2013 would have resulted in a further increase in the value of the swaps of approximately $1.5 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at November 30, 2013 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $2.7 million.

The Company uses non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by the Company's international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on November 30, 2013. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $455,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $556,000 net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2013. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

 Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2013 at the internet address http://materials.proxyvote.com/741511.

PRICESMART, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Twenty-Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated October 1, 2013.

10.2	Thirty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated October 1, 2013.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 9, 2014	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 9, 2014	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)