Form 10-Q
period 2014-02-28
PRICESMART INC
filed 2014-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended February 28, 2014
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
 The registrant had 30,205,589 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2014.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of February 28, 2014 and the consolidated balance sheet as of August 31, 2013, the unaudited consolidated statements of income for the three and six months ended February 28, 2014 and 2013, the unaudited consolidated statements of comprehensive income for the three and six months ended ended February 28, 2014 and 2013, the unaudited consolidated statements of equity for the six months ended February 28, 2014 and 2013, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2014 and 2013, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,337	$121,874
Short-term restricted cash	2,328	5,984
Receivables, net of allowance for doubtful accounts of $6 and $0 as of February 28, 2014 and August 31, 2013, respectively	3,614	3,130
Merchandise inventories	236,471	217,413
Deferred tax assets – current	6,219	6,290
Prepaid expenses and other current assets (includes $891 and $0 as of February 28, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	24,654	20,890
Total current assets	348,623	375,581
Long-term restricted cash	26,760	34,775
Property and equipment, net	374,335	338,478
Goodwill	36,321	36,364
Deferred tax assets – long term	12,942	12,871
Other non-current assets (includes $1,969 and $1,505 as of February 28, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	26,477	19,866
Investment in unconsolidated affiliates	8,858	8,104
Total Assets	$834,316	$826,039
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$194,959	$199,425
Accrued salaries and benefits	15,048	17,862
Deferred membership income	18,042	16,528
Income taxes payable	8,431	8,059
Other accrued expenses	18,115	20,136
Dividends payable	10,593	—
Long-term debt, current portion	18,887	12,757
Deferred tax liability – current	138	111
Total current liabilities	284,213	274,878
Deferred tax liability – long-term	3,107	2,622
Long-term portion of deferred rent	4,672	4,440
Long-term income taxes payable, net of current portion	1,978	2,184
Long-term debt, net of current portion	41,308	60,263
Other long-term liabilities (includes $0 and $14 for the fair value of derivative instruments and $645 and $589 for the defined benefit plans as of February 28, 2014 and August 31, 2013, respectively)	645	603
Total liabilities	335,923	344,990
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,943,763 and 30,924,392 shares issued and 30,205,586 and 30,234,506 shares outstanding (net of treasury shares) as of February 28, 2014 and August 31, 2013, respectively	3	3
Preferred stock $.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of February 28, 2014 and August 31, 2013	—	—
Additional paid-in capital	394,020	390,581
Tax benefit from stock-based compensation	9,361	8,016
Accumulated other comprehensive loss	(52,914)	(41,475)
Retained earnings	172,418	143,871
Less: treasury stock at cost; 738,177 and 689,886 shares as of February 28, 2014 and August 31, 2013, respectively	(24,495)	(19,947)
Total equity	498,393	481,049
Total Liabilities and Equity	$834,316	$826,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues:
Net warehouse club sales	$657,167	$591,855	$1,246,861	$1,115,454
Export sales	6,764	6,323	12,485	9,396
Membership income	9,481	8,326	18,749	15,999
Other income	962	906	1,880	1,847
Total revenues	674,374	607,410	1,279,975	1,142,696
Operating expenses:
Cost of goods sold:
Net warehouse club	561,652	504,725	1,065,939	949,669
Export	6,423	5,986	11,864	8,821
Selling, general and administrative:
Warehouse club operations	53,203	48,213	104,975	94,055
General and administrative	13,277	11,888	24,461	23,046
Pre-opening expenses	340	147	814	886
Loss/(gain) on disposal of assets	104	47	188	104
Total operating expenses	634,999	571,006	1,208,241	1,076,581
Operating income	39,375	36,404	71,734	66,115
Other income (expense):
Interest income	193	446	374	740
Interest expense	(886)	(1,306)	(1,924)	(2,524)
Other income (expense), net	712	(265)	1,023	(264)
Total other expense	19	(1,125)	(527)	(2,048)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	39,394	35,279	71,207	64,067
Provision for income taxes	(11,116)	(10,393)	(21,501)	(19,172)
Income (loss) of unconsolidated affiliates	—	(4)	4	(8)
Net income	$28,278	$24,882	$49,710	$44,887
Net income per share available for distribution:
Basic net income per share	$0.93	$0.82	$1.64	$1.48
Diluted net income per share	$0.93	$0.82	$1.64	$1.48
Shares used in per share computations:
Basic	29,724	29,626	29,707	29,609
Diluted	29,736	29,636	29,719	29,620
Dividends per share	$0.70	$—	$0.70	$0.60

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$28,278	$24,882	$49,710	$44,887
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(13,661)	$(1,614)	$(12,372)	$(3,010)
Defined benefit pension plan:
Net gain (loss) arising during period	8	2	11	3
Total defined benefit pension plan	8	2	11	3
Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	1,065	(410)	922	(615)
Other comprehensive income (loss)	(12,588)	(2,022)	(11,439)	(3,622)
Comprehensive income	$15,690	$22,860	$38,271	$41,265

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Purchase of treasury stock	—	—	—	—	—	—	42	(3,235)	(3,235)
Issuance of restricted stock award	12	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	47	—	—	—	—	—	47
Stock-based compensation	—	—	3,491	829	—	—	—	—	4,320
Dividend paid to stockholders	—	—	—	—	—	(9,065)	—	—	(9,065)
Dividend payable to stockholders	—	—	—	—	—	(9,065)	—	—	(9,065)
Net income	—	—	—	—	—	44,887	—	—	44,887
Other comprehensive income (loss)	—	—	—	—	(3,622)	—	—	—	(3,622)
Balance at February 28, 2013	30,870	$3	$387,692	$7,509	$(36,804)	$104,496	687	$(19,715)	$443,181

Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	48	(4,548)	(4,548)
Issuance of restricted stock award	16	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	3,321	1,345	—	—	—	—	4,666
Dividend paid to stockholders	—	—	—	—	—	(10,570)	—	—	(10,570)
Dividend payable to stockholders	—	—	—	—	—	(10,593)	—	—	(10,593)
Net income	—	—	—	—	—	49,710	—	—	49,710
Other comprehensive income (loss)	—	—	—	—	(11,439)	—	—	—	(11,439)
Balance at February 28, 2014	30,944	$3	$394,020	$9,361	$(52,914)	$172,418	738	$(24,495)	$498,393

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2014	2013
Operating Activities:
Net income	$49,710	$44,887
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,793	11,715
Allowance for doubtful accounts	6	—
Loss on sale of property and equipment	188	104
Deferred income taxes	1,857	2,031
Excess tax (benefit) on stock-based compensation	(1,345)	(829)
Equity in (gains)/losses of unconsolidated affiliates	(4)	8
Stock-based compensation	3,321	3,491
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(12,839)	(4,853)
Merchandise inventories	(19,058)	(18,411)
Accounts payable	81	22,974
Net cash provided by operating activities	35,710	61,117
Investing Activities:
Additions to property and equipment	(58,096)	(38,676)
Deposits for land purchase option agreements	(850)	—
Proceeds from disposal of property and equipment	42	61
Capital contributions to joint ventures	(750)	(550)
Net cash flows (used in) investing activities	(59,654)	(39,165)
Financing Activities:
Proceeds from bank borrowings	—	3,979
Repayment of bank borrowings	(12,012)	(3,757)
Cash dividend payments	(10,570)	(9,065)
Release of restricted cash	8,000	2,000
Excess tax benefit on stock-based compensation	1,345	829
Purchase of treasury stock	(4,548)	(3,235)
Proceeds from exercise of stock options	118	47
Net cash (used in) financing activities	(17,667)	(9,202)
Effect of exchange rate changes on cash and cash equivalents	(4,926)	(2,796)
Net (decrease) increase in cash and cash equivalents	(46,537)	9,954
Cash and cash equivalents at beginning of period	121,874	91,248
Cash and cash equivalents at end of period	$75,337	$101,202

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,893	$2,357
Income taxes	$22,326	$18,090
Supplemental non-cash item:
Dividends declared but not paid	$10,593	$9,065

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2014

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2014, the Company had 32 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica, four each in Panama and Trinidad, three each in Colombia, Guatemala and in the Dominican Republic, two each in El Salvador and Honduras and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. On January 8, 2014, the Company acquired land in the southern area of Pereira, Colombia, upon which the Company plans to construct a new warehouse club that is currently planned to open in November 2014. On January 30, 2014, the Company acquired land in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia, upon which the Company plans to construct new warehouse clubs. These warehouse clubs are currently planned to open before the end of calendar year 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago. Additionally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in May 2014. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and Cali warehouse clubs have reinforced the Company's belief that Colombia could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year 2013
	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Other income (expense), net – as previously reported	$(58)	$(312)	$(1,034)	$(439)	$(1,843)
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	57	47	249	536	889
Other income (expense), net – as currently reported	$(1)	$(265)	$(785)	$97	$(954)

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Composition of beginning balance of other income (expense) – as previously reported:
Gain/(loss) on sale	$(57)	$(47)	$(249)	$(536)	$(889)
Currency gain/(loss)	(1)	(265)	(785)	97	(954)
Total	$(58)	$(312)	$(1,034)	$(439)	$(1,843)

Composition of ending balance of other income (expense) – as currently reported:
Gain/(loss) on sale	$—	$—	$—	$—	$—
Currency gain/(loss)	(1)	(265)	(785)	97	(954)
Total	$(1)	$(265)	$(785)	$97	$(954)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of February 28, 2014, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of February 28, 2014 is listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Price Plaza Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)	Joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	February 28, 2014	August 31, 2013
Short-term restricted cash:
Restricted cash for Honduras loan	$1,200	$1,200
Restricted cash in Honduras for purchase of property	200	3,148
Restricted cash for land purchase option agreements	850	1,599
Other short-term restricted cash (1)	78	37
Total short-term restricted cash	$2,328	$5,984

Long-term restricted cash:
Restricted cash for Honduras loan	$1,720	$1,720
Restricted cash for Colombia bank loans	24,000	32,000
Other long-term restricted cash (1)	1,040	1,055
Total long-term restricted cash	$26,760	$34,775

Total restricted cash	$29,088	$40,759

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Additionally, the government has recently begun an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, the Company has not placed any type of allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $4.7 million and $4.3 million as of February 28, 2014 and August 31, 2013, respectively.

The Company's policy for classification and presentation of VAT receivables is as follows:

•Short-term VAT receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to recover the VAT receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

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

	February 28, 2014	August 31, 2013
Prepaid expenses and other current assets	$5,304	$5,458
Other non-current assets	$16,610	$12,875

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see Revenue Recognition Policy for lessor accounting) provide for minimum annual payments that increase over the expected life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the expected term of the related lease including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements. In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of February 28, 2014 and August 31, 2013 is as follows (in thousands):

	February 28, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$60,195	$60,710	$73,020	$72,576

Derivatives Instruments and Hedging Activities -  The Company uses derivative financial instruments for hedging and non-trading purposes to manage its exposure to changes in interest and currency exchange rates.  In using derivative financial instruments for the purpose of hedging the Company’s exposure to interest and currency exchange rate risks, the contractual terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria (effective hedge) are recorded using hedge accounting.   If a derivative financial instrument is an effective hedge, changes in the fair value of the instrument will be offset in accumulated other comprehensive income (loss) until the hedged item completes its contractual term.  If any portion of the hedge is deemed

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ineffective, the change in fair value of the hedged assets or liabilities will be immediately recognized in earnings during the period.   Instruments that do not meet the criteria for hedge accounting, or contracts for which the Company has not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of the change.  Valuation techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s consolidated balance sheets were not changed from previous practice during the reporting period.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. For cash flow hedges that were previously considered effective and are now considered ineffective hedges, amounts previously recorded in accumulated other comprehensive gain or loss are released to earnings in the same period that the hedged transaction has been determined to be ineffective and impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2014 and August 31, 2013.

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

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 28, 2014 and August 31, 2013.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2014 and August 31, 2013 (in thousands) for derivatives that qualify for hedge accounting:

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$891	$—	$891
Other non-current assets - (Cross-currency interest rate swaps)	—	1,969	—	1,969
Other long-term liabilities – (Interest rate swaps)	—	—	—	—
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$2,860	$—	$2,860

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$—	$—	$—
Other non-current assets - (Cross-currency interest rate swaps)	—	1,505	—	1,505
Other long-term liabilities – (Interest rate swaps)	—	(14)	—	(14)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$1,491	$—	$1,491

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2014 and August 31, 2013 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$1	$—	$1
Other accrued expenses (Foreign currency forward contracts)	—	(55)	—	(55)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(54)	$—	$(54)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$—	$—	$—

As of February 28, 2014 and August 31, 2013, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of February 28, 2014 and August 31, 2013 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	February 28, 2014	August 31, 2013	Change
Goodwill	$36,321	$36,364	$(43)

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

The Company began offering Platinum memberships in Costa Rica during fiscal year 2013, which provides members with a 2% rebate on most items, up to an annual maximum of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period.  The Company records this 2% rebate as a reduction of revenue at the time of the sales transaction. Accordingly, the Company has reduced warehouse sales and has accrued a liability within other accrued expenses. The rebate expires within six months of the membership renewal date. However, the Company has determined that in the absence of relevant historical experience, the Company is not able to make a reasonable estimate of rebate redemptions and accordingly has assumed a 100% redemption rate. The Company periodically reviews expired unused rebates outstanding, and the expired unused rebates are recognized as Revenues: Other income on the consolidated statements of income.
The Company recognizes gift certificate sales revenue when the certificates are redeemed. The outstanding gift certificates are reflected as other accrued expenses in the consolidated balance sheets. These gift certificates generally have a one-year stated expiration date from the date of issuance. However, the absence of a large volume of transactions for gift certificates impairs the Company's ability to make a reasonable estimate of the redemption levels for gift certificates. Therefore, the Company assumes a 100% redemption rate that is the equivalent of no breakage prior to expiration of the gift certificate. The Company periodically reviews unredeemed outstanding gift certificates, and the gift certificates that have expired are recognized as Revenues: Other income on the consolidated statements of income.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases, where the Company is the lessor, with lease payments that have fixed and determinable rent increases are recognized as revenue on a straight-line basis over the expected lease term. The Company also accounts in its straight-line computation for the effect of any "rental holidays." Contingent rental revenue is recognized as the contingent rent becomes due per the individual lease agreements.

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three and six month periods ending February 28, 2014 and 2013 (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Currency gain (loss)	$712	$(265)	$1,023	$(264)

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

The Company and its subsidiaries are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. The Company, in consultation with its tax advisors, bases its tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and foreign taxing authorities in the jurisdictions in which the Company or one of its subsidiaries files tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company or one of its subsidiaries to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.  There were no material changes in the Company's uncertain income tax positions for the periods ended February 28, 2014 and 2013. However, during the six months ended February 28, 2014, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but continues to believe it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.7 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case.

The following tables presents a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.2	0.2	0.3	0.2
Differences in foreign tax rates	(5.3)	(4.7)	(4.8)	(4.6)
Permanent items and other adjustments	(1.8)	(2.1)	(0.2)	(1.3)
Increase (decrease) in foreign valuation allowance	0.1	1.0	(0.1)	0.6
Provision for income taxes	28.2%	29.4%	30.2%	29.9%

The variance in the effective tax rate for the three-month period ended on February 28, 2014 compared to the same period of the prior year was primarily attributable to the favorable discrete impact of 0.5% resulting from changes in foreign income tax rates, 0.6% resulting from reversals of income tax liability for uncertain tax positions and 0.8% resulting from a decrease in taxable losses of the Company’s Colombia affiliate, partially offset by the 0.9% unfavorable variance resulting from the establishment during fiscal year 2013 of a deferred tax asset related to estimated 2013 state taxes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The variance in the effective tax rate for the first six months of the period ended on February 28, 2014 compared to the same period of the prior year was primarily attributable to the favorable discrete impact of 0.7% resulting from a decrease in taxable losses of the Company’s Colombia affiliate, partially offset by the 0.5% unfavorable variance resulting from the establishment during fiscal year 2013 of a deferred tax asset related to estimated 2013 state taxes.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost. The historical cost of acquiring an asset includes the costs incurred to bring it to the condition and location necessary for its intended use. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The useful life of fixtures and equipment ranges from three to 15 years and that of certain components of building improvements and buildings from 10 to 25 years. Leasehold improvements are amortized over the shorter of the life of the improvement or the expected term of the lease. In some locations, leasehold improvements are amortized over a period longer than the initial lease term where management believes it is reasonably assured that the renewal option in the underlying lease will be exercised as an economic penalty may be incurred if the option is not exercised. The sale or purchase of property and equipment is recognized upon legal transfer of property. For property and equipment sales, if any long-term notes are carried by the Company as part of the sales terms, the sale is reflected at the net present value of current and future cash streams.

Property and equipment consist of the following (in thousands):

	February 28, 2014	August 31, 2013
Land	$116,996	$100,108
Building and improvements	234,645	228,257
Fixtures and equipment	135,747	119,242
Construction in progress	29,074	23,657
Total property and equipment, historical cost	516,462	471,264
Less: accumulated depreciation	(142,127)	(132,786)
Property and equipment, net	$374,335	$338,478

Depreciation and amortization expense (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Depreciation and amortization expense	$7,139	$6,031	$13,793	$11,715

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
Total interest capitalized (in thousands):

	As of February 28, 2014	As of August 31, 2013
Total interest capitalized	$4,418	$4,475

Total interest capitalized (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Interest capitalized	$194	$110	$493	$281

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

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$28,278	$24,882	$49,710	$44,887
Less: Allocation of income to unvested stockholders	(504)	(540)	(932)	(964)
Net earnings available to common stockholders	$27,774	$24,342	$48,778	$43,923
Basic weighted average shares outstanding	29,724	29,626	29,707	29,609
Add dilutive effect of stock options (two-class method)	12	10	12	11
Diluted average shares outstanding	29,736	29,636	29,719	29,620
Basic net income per share	$0.93	$0.82	$1.64	$1.48
Diluted net income per share	$0.93	$0.82	$1.64	$1.48

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2014 and 2013.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	N/A	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	8/30/13	N/A	$0.30

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended February 28,
	2014			2013
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(13,661)	$—	$(13,661)	$(1,614)	$—	$(1,614)
Defined benefit pension plans:
Net gain (loss) arising during period	7	1	8	2	—	2
Total defined pension plans	7	1	8	2	—	2
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	1,545	(480)	1,065	(400)	(10)	(410)
Other comprehensive income (loss)	$(12,109)	$(479)	$(12,588)	$(2,012)	$(10)	$(2,022)

	Six Months Ended February 28,
	2014			2013
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(12,372)	$—	$(12,372)	$(3,010)	$—	$(3,010)
Defined benefit pension plans:
Net gain (loss) arising during period	12	(1)	11	1	2	3
Total defined pension plans	12	(1)	11	1	2	3
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	1,369	(447)	922	(584)	(31)	(615)
Other comprehensive income (loss)	$(10,991)	$(448)	$(11,439)	$(3,593)	$(29)	$(3,622)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of other comprehensive loss included as a separate component of equity within the balance sheet and for each component of other comprehensive income, the current period reclassifications out of accumulated other comprehensive income (in thousands):

	Six Months Ended February 28, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998		$(41,475)
Other comprehensive income before reclassifications	(12,372)	—	—		(12,372)
Amounts reclassified from accumulated other comprehensive income	—	11	922	(1)	933
Net current-period other comprehensive income	(12,372)	11	922		(11,439)
Ending Balance February 28, 2014	$(54,693)	$(141)	$1,920		$(52,914)

	Six Months Ended February 28, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(3,010)	—	—		(3,010)
Amounts reclassified from accumulated other comprehensive income	—	3	(615)	(1)	(612)
Net current-period other comprehensive income	(3,010)	3	(615)		(3,622)
Ending Balance February 28, 2013	$(34,972)	$(71)	$(1,761)		$(36,804)

	Twelve Months Ended August 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)		Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)		$(33,182)
Other comprehensive income before reclassifications	(10,359)	—	—		(10,359)
Amounts reclassified from accumulated other comprehensive income	—	(78)	2,144	(1)	2,066
Net current-period other comprehensive income	(10,359)	(78)	2,144		(8,293)
Ending balance, August 31, 2013	$(42,321)	$(152)	$998		$(41,475)
(1) See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the effects on net income of amounts reclassified out of each component of accumulated other comprehensive loss (in thousands):

	Six Months Ended				Twelve Months Ended
	February 28, 2014		February 28, 2013		August 31, 2013
	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented
Amortization of Defined benefit pension plan
Prior service costs	$—	(1)	$—	(1)	$260	(1)
Actuarial gains (losses)	12	(1)	1	(1)	(365)	(1)
Total before tax	12		1		(105)
Tax (expense) benefit	(1)	Statement of Income- Provision for income taxes	2	Statement of Income- Provision for income taxes	27	Statement of Income- Provision for income taxes
Net of tax	$11	(1)	$3	(1)	$(78)	(1)

Unrealized gains/(losses) on change in fair value of interest rate swaps
Cross currency interest rate cash flow hedges	$464	Balance sheet- other non-current assets	$—	Balance sheet- other non-current assets	$1,505	Balance sheet-other non-current assets
Cross currency interest rate cash flow hedges	891	Prepaid expenses and current assets	—	Prepaid expenses and current assets	—	Prepaid expenses and current assets
Interest rate cash flow hedges	14	Balance sheet- other long-term liabilities	124	Balance sheet- other long-term liabilities	203	Balance sheet-other long-term liabilities
Cross currency interest rate cash flow hedges	—	Balance sheet- other long-term liabilities	(708)	Balance sheet- other long-term liabilities	983	Balance sheet-other long-term liabilities
Total before tax	1,369		(584)		2,691
Tax expense	(4)	Balance sheet- Deferred tax assets	(31)	Balance sheet- Deferred tax assets	(50)	Balance sheet- Deferred tax assets
Tax expense	(443)	Balance sheet- Deferred tax liabilities	—	Balance sheet- Deferred tax liabilities	(497)	Balance sheet- Deferred tax liabilities
Net of tax	$922	Balance sheet- other long-term liabilities	$(615)	Balance sheet- other long-term liabilities	$2,144	Balance sheet-other long-term liabilities
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

	February 28, 2014	August 31, 2013
Retained earnings not available for distribution	$4,472	$4,171

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

RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  RSUs are not issued nor outstanding until vested and do not have the same dividend and voting rights as common stock.  However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  Payments of dividend equivalents to employees are recorded as compensation expense.

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

		Shares available to grant
	Shares authorized for issuance (including shares originally authorized for issuance under the prior plans)	February 28, 2014	August 31, 2013
2013 Plan	838,766	824,092	782,385

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Options granted to directors	$7	$21	$37	$54
Restricted stock awards	1,634	1,432	2,783	2,982
Restricted stock units	250	215	501	455
Stock-based compensation expense	$1,891	$1,668	$3,321	$3,491

The following table summarizes other information related to stock-based compensation:

	February 28,
	2014	2013
Remaining unrecognized compensation cost (in thousands)	$23,520	$24,176
Weighted average period of time over which this cost will be recognized (years)	6	8
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,345	$829

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

	Six Months Ended February 28,
	2014	2013
Grants outstanding at beginning of period	623,424	700,893
Granted	8,316	6,264
Forfeited	(1,732)	(1,370)
Vested	(135,371)	(123,820)
Grants outstanding at end of period	494,637	581,967

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Six Months Ended February 28,
Weighted Average Grant Date Fair Value	2014	2013
Restricted stock awards and units granted	$112.37	$82.87
Restricted stock awards and units vested	$39.71	$39.34
Restricted stock awards and units forfeited	$49.37	$19.85

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Six Months Ended February 28,
	2014	2013
Total fair market value of restricted stock awards and units vested	$12,749	$9,589

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Six Months Ended February 28,
	2014	2013
Shares repurchased	48,291	41,744
Cost of repurchase of shares (in thousands)	$4,548	$3,235

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Six Months Ended February 28,
	2014	2013
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	February 28, 2014	August 31, 2013
Stock Options Outstanding	23,000	28,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2014 and August 31, 2013, the Company had recorded within other accrued expenses a total of $2.9 million for various non-income tax related tax contingencies.

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

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended February 28,	Open Locations(1)
2015	$7,981
2016	8,200
2017	8,289
2018	8,873
2019	8,791
Thereafter	89,882
Total	$132,016	(2)

(1)
Operating lease obligations have been reduced by approximately $687,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)
On January 30, 2014, the Company entered into a lease agreement for approximately 126,000 usable square feet (11,667 usable square meters) of land in the city of Bogota, Colombia, upon which the Company plans to construct a new warehouse club. The lease term is for 30 years with two options to renew at the Company's discretion for ten years each. The total expected payments under the initial term of this lease are included within the table and makes up part of the total lease commitments. The Company will record the monthly lease expense in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of February 28, 2014 the Company has approximately $25.6 million in contractual obligations for construction services not yet rendered.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract for the following twelve months is approximately $104,000.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2014	$35,951	$—	$51	$35,900	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended February 28,	Amount
2015	$18,887
2016	9,464
2017	24,037
2018	2,823
2019	1,922
Thereafter	3,062
Total	$60,195

On November 3, 2013, the Company paid down $8.0 million of the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010, with Citibank, N.A. in New York. The original agreement established a loan facility for $16.0 million to be disbursed in two tranches of $8.0 million each, but the Company never drew down the second tranche.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of the Company's Colombia subsidiary, but if the Company did not draw on the facility or paid off the loan, the facility would terminate. Accordingly, since the Company has paid down this loan, this loan facility has terminated.  This loan was secured by a time deposit pledged by the Company equal to the amount outstanding on the loan.   The secured time deposit of $8.0 million pledged by the Company was released on November 3, 2013.

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of February 28, 2014, all of the Company’s cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans. These derivative financial instruments were also designated and qualified as cash flow hedges.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 28, 2014:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six-month period ended February 28, 2014 and 2013, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2014	$113	$334	$447
Interest expense for the three months ended February 28, 2013	$179	$463	$642
Interest expense for the six months ended February 28, 2014	$240	$764	$1,004
Interest expense for the six months ended February 28, 2013	$377	$860	$1,237

(1) This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2) This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	February 28, 2014	August 31, 2013
RBTT	$—	$4,500
Scotiabank	32,000	40,000
Total	$32,000	$44,500

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	February 28, 2014		August 31, 2013
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Prepaid expenses and current assets	$891	Prepaid expenses and current assets	$—
Cross currency interest rate swaps(1)(2)	Other non-current assets	1,969	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$2,860		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $(1.9) million and $(1.0) million net of tax as of February 28, 2014 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(940,000) and $(497,000) as of February 28, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $0 and $10,000 net of tax as of February 28, 2014 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $0 and $4,000 as of February 28, 2014 and August 31, 2013, respectively. There were no interest rate swaps outstanding as of February 28, 2014.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company has entered into non-deliverable forward foreign exchange contracts; the open amounts as of February 28, 2014 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Dates	Effective Periods
Colombia	February 2014	Bank of Nova Scotia	Forward foreign exchange contracts	$8,000	March 2014	February 2014 - March 2014
Colombia	February 2014	Citibank N.A.	Forward foreign exchange contracts	$5,000	March 2014 - April 2014	February 2014 - April 2014

For the three and six-month periods ended February 28, 2014 and 2013, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Other income (expense), net	$62	$(160)	$185	$(132)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 28, 2014		August 31, 2013
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(55)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(54)		$—

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company plans to construct its central offices in Panama. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of February 28, 2014 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$1,483	$(77)	$6,022	$1,017	$7,039
Price Plaza Alajuela, S.A.	50%	2,193	676	(33)	2,836	1,346	4,182
Total		$6,809	$2,159	$(110)	$8,858	$2,363	$11,221

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28, 2014	August 31, 2013
Current assets	$2,078	$606
Noncurrent assets	$7,502	$7,432
Current liabilities	$1,016	$999
Noncurrent liabilities	$9	$8

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income (loss)	$—	$(8)	$8	$(16)

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

Six Month Period Ended February 28, 2013	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$17,464	$36,300	$12,455	$66,219
Reclassification - Gain/(Loss) asset disposals	—	(71)	(33)	(104)
Operating income-as currently reported	$17,464	$36,229	$12,422	$66,115

Twelve Month Period Ended August 31, 2013	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$34,132	$70,383	$23,420	$127,935
Reclassification - Gain/(Loss) asset disposals	—	(637)	(252)	(889)
Operating income-as currently reported	$34,132	$69,746	$23,168	$127,046

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Six Month Period Ended February 28, 2014
Revenue from external customers	$12,485	$863,064	$404,426	$—	$1,279,975
Intersegment revenues	514,694	—	2,619	(517,313)	—
Depreciation and amortization	1,155	8,155	4,483	—	13,793
Operating income	21,582	37,585	12,567	—	71,734
Net income	14,245	25,954	9,511	—	49,710
Capital expenditures, net	3,139	49,294	5,663	—	58,096
Long-lived assets (other than deferred tax assets)	13,087	344,348	115,316	—	472,751
Goodwill	—	31,530	4,791	—	36,321
Total assets	57,377	558,426	218,513	—	834,316
Six Month Period Ended February 28, 2013
Revenue from external customers	$9,396	$762,515	$370,785	$—	$1,142,696
Intersegment revenues	444,339	—	2,378	(446,717)	—
Depreciation and amortization	1,010	6,285	4,420	—	11,715
Operating income	17,464	36,229	12,422	—	66,115
Net income	12,466	23,804	8,617	—	44,887
Capital expenditures, net	2,108	32,338	4,230	—	38,676
Long-lived assets (other than deferred tax assets)	18,874	277,978	114,913	—	411,765
Goodwill	—	31,717	4,982	—	36,699
Total assets	75,982	499,828	216,915	—	792,725
As of August 31, 2013
Long-lived assets (other than deferred tax assets)	$19,114	$304,731	$113,742	$—	$437,587
Goodwill	—	31,474	4,890	—	36,364
Total assets	103,844	518,313	203,882	—	826,039

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2014 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Forward foreign exchange contracts entered into after February 28, 2014

The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $5.0 million with settlement dates during March - April 2014.

The Company's Subsidiaries have entered into the following loan agreements

On March 31, 2014, the Company's Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of the Company's Panama subsidiary. The purpose of the loan is to repay borrowings due to MetroBank, S.A. of $4.0 million and to fund the Company's warehouse club expansion plans. During April 2014, the Company drew down $24.0 million of the $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $4.0 million.
On March 7, 2014 the Company's Honduras subsidiary entered into a loan agreement with Banco de America Central Honduras, S.A. The agreement establishes a credit facility for 286.0 million Lempiras, approximately USD $13.8 million. The loan has a variable interest rate of 12.75%, which will be reviewed semiannually. The interest rate may not be less than 12.5%. The loan is for 10 years with a 24-month grace period on principal payments, paying interest quarterly only. Thereafter, interest and principal payments are due quarterly. This loan is secured by assets of the Company's Honduras subsidiary. On March 10, 2014, the Company drew down the full amount of the LPS 286.0 million loan.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q  contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart or the Company") anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth depends, in part, on the Company's ability to successfully open new warehouse clubs; the Company might not identify in a timely manner or effectively respond to changes in consumer trends and changes in consumer preferences for merchandise and shopping modalities, which could adversely affect its relationship with members, demand for its products and market share; the Company faces difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business and/or from which the Company acquires merchandise; the Company relies extensively on computer systems to process transactions, summarize results and manage its business, and failure to adequately maintain the Company's systems and disruptions in its systems could harm its business and adversely affect its results of operations; the Company could be subject to additional tax liabilities; a few of the Company's stockholders own approximately 28.3% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; potential future impairments of long lived assets could adversely affect the Company's future results of operations and financial position; write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position; the Company faces increased public company compliance risks and compliance risks related to the Company's international operations; the Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; if remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management's current expectations, the Company's financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including under the heading "Part II - Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2013 filed on October 30, 2013 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company also could be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. The Company assumes no obligation and expressly disclaims any duty to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The following discussion and analysis compares the results of operations for the three-month period ended February 28, 2014 and 2013 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all operating subsidiaries as of February 28, 2014 is 100%, and they are presented on a consolidated basis as wholly owned subsidiaries. The number of warehouse clubs in operation as of February 28, 2014 and 2013 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of February 28, 2014	Number of Warehouse Clubs in Operation as of February 28, 2013	Anticipated warehouse club openings within the next 12 months
Colombia	3	2	3
Panama	4	4	—
Costa Rica	6	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	2	2	1
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	32	30	4

During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. On January 8, 2014, the Company acquired land in the southern area of Pereira, Colombia, upon which the Company plans to construct a new warehouse club that is currently planned to open in November 2014. On January 30, 2014, the Company acquired land in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia, upon which the Company plans to construct new warehouse clubs. These warehouse clubs are currently planned to open before the end of calendar year 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago. Additionally, in February 2013, the Company acquired land in Tegucigalpa, Honduras upon which it anticipates opening its third warehouse club in Honduras in May 2014.

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

General Economic Factors

The economies in the major PriceSmart markets continue to experience moderate year-over-year growth, but a number of currencies, most notably the Costa Rican colon and the Colombian peso, recently have devalued against the U.S. dollar. This devaluation negatively impacts warehouse sales when translated to and reported in U.S. dollars in the near term, and requires the Company to increase the prices of imported merchandise to maintain its target margins, which may negatively impact demand for those items. In addition, specific events in some of the smaller countries in which the Company has warehouse clubs, such as increases in value-added taxes, reduced economic activity, political unrest and other factors are contributing to a more challenging retail environment in those markets, adversely impacting sales growth.

The Company does not currently face direct competition from U.S. branded membership warehouse club operators. However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S. - based retailer. The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. The Company has noted that certain retailers are making investments in upgrading their stores and adding new locations within the Company's markets, resulting in increased competition. For example, Cost-U-Less, a cash and carry, low price operator with which the Company competes in St. Thomas, opened a location in Barbados. Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to the Company's subsidiaries of imported products purchased in U.S. dollars and priced in local currency. For the six months ended February 28, 2014, approximately 53% of the Company's net warehouse sales were comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales were in foreign currencies.

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

The Company seeks to manage its foreign exchange risk by (1) adjusting selling prices from time to time; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local-currency-denominated long-term loans in Honduras and Guatemala and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. The Company reports the gains or losses associated with the revaluation of these monetary assets and liabilities on its Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

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

 The Company seeks to increase sales by growing sales with existing members in its warehouse clubs, by attracting new members at both existing and new clubs and by adding new PriceSmart warehouse clubs.  The Company's continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 6.7% increase in comparable warehouse club sales for the 13-week period ended March 2, 2014 compared to the same 13-week period the prior year. During the third quarter of fiscal 2013, the Company opened its third club in Colombia, in north Cali. In October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago. With the addition of these new warehouse clubs, the Company grew warehouse sales by 11.0% for the quarter ending February 28, 2014 compared to the same quarter a year ago. In addition, the Company increased the number of member accounts 11.4% over the prior year.

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

Logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower costs and ensure a good flow of merchandise to our warehouse clubs. The Company is adding local and regional distribution centers in several of its markets to improve merchandise flow and lower operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices.

Purchasing land and constructing warehouse clubs is the Company's single largest capital investment.  Securing land for warehouse club locations is challenging within the Company’s markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. On January 8, 2014, the Company acquired land in the southern area of Pereira, Colombia, which the Company plans to construct a new warehouse club that is currently planned to open in November 2014. On January 30, 2014, the Company acquired land in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia, upon which the Company plans to construct new warehouse clubs. These warehouse clubs are currently planned to open before the end of calendar year 2014. The Colombia land acquisitions and lease are in keeping with the Company's real estate philosophy. The Company has entered into real estate leases in the past and will likely do so in the future, but the Company’s preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, the Company occasionally has to purchase more land than is actually needed for the warehouse club facility.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property. Excess land at Alajuela and Brisas is being held for development by joint ventures formed by the Company and the sellers of the property, which commenced in fiscal year 2011. A similar development strategy is being employed for the Company's excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by the Company. The recent land purchases in Colombia do not contain excess property beyond that which will be needed by the Company. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the second quarter of fiscal year 2014 included:

•
Net warehouse club sales increased 11.0% over the comparable prior year period. The Company ended the quarter with 32 warehouse clubs compared to 30 warehouse clubs at the end of the second quarter of fiscal 2012. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended March 2, 2014 grew 6.7%.

•	Membership income for the second quarter of fiscal year 2014 increased 13.9% to $9.5 million.

•
Warehouse sales gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 9.6% over the prior year period and warehouse sales gross profits as a percent of net warehouse sales were 14.5%, a reduction of 19 basis points from the same period last year.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) decreased 4 basis points as a percentage of sales compared to the second quarter of last year.

•	Operating income for the second quarter of fiscal year 2014 was $39.4 million, an increase of $3.0 million over the second quarter of fiscal year 2013.

•	The Company had a $712,000 net gain from currency exchange transactions in the current quarter compared to a $263,000 net loss from currency exchange transactions in the same period last year.

•	Net income for the second quarter of fiscal year 2014 was $28.3 million, or $0.93 per diluted share, compared to $24.9 million, or $0.82 per diluted share, in the comparable prior year period.

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

	Three Months Ended
	November 30, 2012	February 28, 2013	May 31, 2013	August 31, 2013	Total Fiscal Year 2013
Other income (expense), net – as previously reported	$(58)	$(312)	$(1,034)	$(439)	$(1,843)
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	57	47	249	536	889
Other income (expense), net – as currently reported	$(1)	$(265)	$(785)	$97	$(954)

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

The Company’s fiscal second quarter ended on February 28, 2014.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended February 28,			Six Months Ended February 28,
	2014		2013	2014		2013
	Amount	% Change	Amount	Amount	% Change	Amount
Net Warehouse club sales	$657,167	11.0%	$591,855	$1,246,861	11.8%	$1,115,454

Comparison of Three and Six Months Ended February 28, 2014 and 2013

The Company recorded positive sales growth in nearly all countries, the exception being Jamaica which has experienced a significant devaluation of its local currency over the past year (11.7%). The Company recorded double digit sales growth in Panama, Trinidad, and Aruba. Colombia and Costa Rica also experienced strong sales growth, with the addition of sales of one new warehouse club in each country compared to the second quarter of fiscal year 2013, despite recent local currency devaluations in both markets. Total net warehouse sales growth of 11.0% during the three months ended February 28, 2014 resulted from a 10.2% growth in transactions and a 0.7% growth in average ticket.

Sales for the six months ended February 28, 2014 continued to reflect positive sales growth in all countries. The additional sales of one new warehouse club in each of Colombia and Costa Rica during the six months ended February 28, 2014, compared to the six-month period ended February 28, 2013, contributed an 11.8% increase in sales.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Canas Gordas") on October 19, 2012 were not used in the calculation of comparable warehouse club sales until January 2014.  Sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 will not be used in the calculation of comparable warehouse club sales until July 2014. In addition, sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 will not be used in the calculation of comparable warehouse sales until January 2015.

Comparable warehouse club sales increased 6.7% for the 13-week period ended March 2, 2014, compared to the same 13-week period last year. The Company opened a new warehouse club in La Cartago, Costa Rica in October. While this new warehouse club is attracting new members from an area of greater San Jose who were not being served by the Company, it is also resulting in some existing members, particularly those that shopped at our Zapote warehouse club, choosing to shop at the new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation has an adverse impact on comparable warehouse club sales. Similarly, the opening of the Cali, Colombia (“Menga”) club in May 2013 has resulted in some existing members of the initial club that opened (“Canas Gordas”) to shop now in Menga. The Company has not made a specific determination of the negative impact these openings have had on reported comparable warehouse club sales given various factors, such as whether previously existing members are now shopping more often given the greater convenience of this new club, which would make it difficult to provide an accurate assessment.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and six months ended February 28, 2014 and 2013 in the segments in which the Company operates.

	Three Months Ended February 28,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$447,587	68.1%	$48,509	12.2%	$399,078	67.4%
Caribbean	209,580	31.9%	16,803	8.7%	192,777	32.6%
Net warehouse club sales	$657,167	100.0%	$65,312	11.0%	$591,855	100.0%

	Six Months Ended February 28,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$847,953	68.0%	$98,269	13.1%	$749,684	67.2%
Caribbean	398,908	32.0%	33,138	9.1%	365,770	32.8%
Net warehouse Club Sales	$1,246,861	100.0%	$131,407	11.8%	$1,115,454	100.0%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the three and six months ended February 28, 2014 and 2013, the higher net warehouse club sales growth in Latin America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in Cali, Colombia and La Union, Costa Rica in the current periods compared to the prior period. We expect Latin America sales growth to continue to outpace Caribbean sales growth as the next warehouse club the Company expects to open is located in Honduras, followed by planned openings in Colombia by the end of the calendar year.

Export Sales

	Three Months Ended February 28,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$6,764	1.0%	$441	7.0%	$6,323	1.1%

	Six Months Ended February 28,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$12,485	1.0%	$3,089	32.9%	$9,396	0.8%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin of approximately 5%, which is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Membership income	$9,481	$1,155	13.9%	$8,326
Membership income % to net warehouse club sales	1.4%			1.4%
Number of total accounts	1,148,939	117,642	11.4%	1,031,297

	Six Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Membership Income	$18,749	$2,750	17.2%	$15,999
Membership income % to net warehouse club sales	1.5%			1.4%
Number of total accounts	1,148,939	117,642	11.4%	1,031,297

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the three months ended February 28, 2014, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.  Total member accounts grew 11.4% from the year ago period. The increase in the annual fee in most markets which took effect in June 2012 along with the Platinum membership introduced in Costa Rica in October 2012 contributed 2.1% to the increased membership income recognized in the quarter compared to the same period a year ago.  The membership renewal rate for the 12-month period ended February 28, 2014 was 85%.

For the six months ended February 28, 2014, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Other income	$962	$56	6.2%	$906

	Six Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Other income	$1,880	$33	1.8%	$1,847

Gross Margin

Warehouse Sales Gross Profit Margin

	Three Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$657,167	$65,312	100.0%	$591,855	100.0%
Less associated cost of goods	561,652	56,927	85.5%	504,725	85.3%
Warehouse gross profit margin	$95,515	$8,385	14.5%	$87,130	14.7%

	Six Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,246,861	$131,407	100.0%	$1,115,454	100.0%
Less associated cost of goods	1,065,939	116,270	85.5%	949,669	85.1%
Warehouse gross profit margin	$180,922	$15,137	14.5%	$165,785	14.9%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the three months ended February 28, 2014, warehouse gross profit margin as a percent of sales was 19 basis points lower than the second quarter of fiscal 2013. This margin reduction is consistent with the Company’s effort to provide value to our members through price reductions on quality merchandise.

For the six months ended February 28, 2014, warehouse gross profit margin as a percent of sales was 35 basis points lower than the six months ended on February 28, 2013. This margin reduction is consistent with the Company’s effort to provide value to our members through price reductions on quality merchandise.

Export Sales Gross Profit Margin

	Three Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$6,764	$441	100.0%	$6,323	100.0%
Less associated cost of goods sold	6,423	437	95.0%	5,986	94.7%
Export sales gross profit margin	$341	$4	5.0%	$337	5.3%

	Six Months Ended February 28,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$12,485	$3,089	100.0%	$9,396	100.0%
Less associated cost of goods sold	11,864	3,043	95.0%	8,821	93.9%
Export sales gross profit margin	$621	$46	5.0%	$575	6.1%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the three and six months ended February 28, 2014 and 2013, the increase in export sales gross margin dollars in fiscal year 2014 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$53,203	8.1%	$4,990	10.3%	$48,213	8.1%

	Six Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$104,975	8.4%	$10,920	11.6%	$94,055	8.4%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

Warehouse club operations expense as a percent of net warehouse sales in the second quarter of fiscal year 2014 saw little improvement. The new clubs in Colombia (Menga) and Costa Rica (Tres Rios) which were not operating in the second quarter of last year added approximately 14 basis points of expense as a percentage of sales in the period compared to the same period last year, which offset the reduction in warehouse expense as a percent of net warehouse sales from the other 30 warehouse clubs. Similarly, for the six month period, the incremental expense of the two warehouse clubs that were not in operation during the first six months of fiscal year 2013 added approximately 9 basis points of expense as a percent of net warehouse sales.

General and Administrative Expenses

	Three Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$13,277	2.0%	$1,389	11.7%	$11,888	2.0%

	Six Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$24,461	2.0%	$1,415	6.1%	$23,046	2.1%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

The expenses associated with the Company's corporate and U.S. buying operations grew 11.7% in the second quarter, primarily resulting from increased headcount within the Company's IT and U.S. buying departments required to support the growth of the Company. These increases in expenses were offset by proportionate increases in warehouse club sales, accounting for general and administrative expenses as a percentage of warehouse club sales remaining flat at 2.0%. For the six months period ending February 28, 2014 these expenses grew 6.1%. These increases, when offset by the increase in warehouse club sales, resulted in a 10 basis point improvement on general and administrative expenses to warehouse club sales when compared to the same six-month period a year earlier.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended February 28,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$340	$193	131.3%	$147

	Six Months Ended February 28,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$814	$(72)	(8.1)%	$886

Comparison of Three and Six Months Ended February 28, 2014 and 2013

The Company recorded pre-opening expenses during the second quarter of fiscal year 2014 primarily related to the property lease for the new club planned for Bogota, Colombia. The Company will continue to record the monthly lease expense for this land in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense. The remaining amount of pre-opening expenses in the quarter related to the Tegucigalpa, Honduras ("El Sauce") warehouse club with a planned opening in May 2014. For the same period in the prior year, the Company recorded pre-opening expenses for costs incurred for the warehouse club Menga (Cali North) Colombia that opened in May 2013.

For the six months ended February 28, 2014 the Company recorded pre-opening expenses related to the La Union, Cartago, Costa Rica ("Tres Rios") warehouse club that opened in October 2013, the Tegucigalpa, Honduras ("El Sauce") upon which it plans to open in May 2014 and the land lease for the Bogota, Colombia warehouse club. For the same period in the prior year the Company recorded pre-opening expenses related to the opening of the Canas Gordas (Cali South) Colombia warehouse club that opened in October 2012 and the warehouse club Menga (Cali North) Colombia that opened in May 2013.

Loss/(gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended February 28,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$104	$57	121.3%	$47

	Six Months Ended February 28,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$188	$84	80.8%	$104

Operating Income

	Three Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$39,375	6.0%	$2,971	8.2%	$36,404	6.2%

	Six Months Ended February 28,
	2014				2013
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$71,734	5.8%	$5,619	8.5%	$66,115	5.9%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the three months ended February 28, 2014 operating income improved $2.9 million compared to the prior year period, primarily due to higher sales and membership income. As a percentage of sales, operating income decreased 16 basis points primarily resulting from the reduction in net warehouse margins as a percent of sales. For the six months ended February 28, 2014 operating income improved $5.6 million compared to the prior year period. As a percentage of sales, operating income decreased 17 basis points.

Interest Expense

	Three Months Ended February 28,
	2014		2013
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$746	$(207)	$953
Interest expense related to hedging activity	334	(129)	463
Capitalized interest	(194)	(84)	(110)
Net interest expense	$886	$(420)	$1,306

	Six Months Ended February 28,
	2014		2013
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,653	$(293)	$1,946
Interest expense related to hedging activity	764	(96)	860
Capitalized interest	(493)	(212)	(281)
Net interest expense	$1,924	$(601)	$2,525

Comparison of Three and Six Months Ended February 28, 2014 and 2013

Interest expense reflects borrowings by the Company's wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The decrease in net interest expense for the three and six months ended February 28, 2014 is primarily due to a higher level of capitalized interest associated with the construction of warehouse clubs in Costa Rica and Honduras. Additionally, there is a slight decrease in net interest expense incurred related to third-party loans due to lower interest rates and repayment of loans.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended February 28,
	2014		2013
	Amount	Increase from prior year	Amount
Other income (expense), net	$712	$977	$(265)

	Six Months Ended February 28,
	2014		2013
	Amount	Increase from prior year	Amount
Other income (expense)	$1,023	$1,287	$(264)

Comparison of Three and Six Months Ended February 28, 2014 and 2013

For the second quarter of fiscal year 2014, the Company recorded a net currency gain of $712,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries and offset by the cost associated with non-deliverable forwards in Colombia to manage currency risk. The gain in the current period primarily related to the net U.S. dollar asset position held by the Company’s Costa Rican subsidiary at a time when the colon devalued thereby resulting in a revaluation gain. In the year ago period, the Company incurred a $263,000 loss.

Provision for Income Taxes

	Three Months Ended February 28,
	2014		2013
	Amount	Change from prior year	Amount
Current tax expense	$12,360	$2,089	$10,271
Net deferred tax provision (benefit)	(1,244)	(1,366)	122
Provision for income taxes	$11,116	$723	$10,393
Effective tax rate	28.2%		29.4%

	Six Months Ended February 28,
	2014		2013
	Amount	Change from prior year	Amount
Current tax expense	$22,137	4,213	$17,924
Net deferred tax provision (benefit)	(636)	(1,884)	1,248
Provision for income taxes	$21,501	$2,329	$19,172
Effective tax rate	30.2%		29.9%

Comparison of Three and Six Months Ended February 28, 2014 and 2013

The variance in the effective tax rate for the three-month period ended on February 28, 2014 compared to the same period of the prior year was primarily attributable to the favorable discrete impact of 0.5% resulting from changes in foreign income tax rates, 0.6% resulting from reversals of income tax liability for uncertain tax positions and 0.8% resulting from a decrease in taxable losses of the Company’s Colombia affiliate, partially offset by the 0.9% unfavorable variance resulting from the establishment during fiscal year 2013 of a deferred tax asset related to estimated 2013 state taxes.

The variance in the effective tax rate for the first six months of the period ended on February 28, 2014 compared to the same period of the prior year was primarily attributable to the favorable discrete impact of 0.7% resulting from a decrease in taxable losses of the Company’s Colombia affiliate, partially offset by the 0.5% unfavorable variance resulting from the establishment during fiscal year 2013 of a deferred tax asset related to estimated 2013 state taxes.

Net Income Attributable to PriceSmart

	Three Months Ended February 28,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Net income	$28,278	$3,396	13.6%	$24,882

	Six Months Ended February 28,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Net income	$49,710	$4,823	10.7%	$44,887

Other Comprehensive Income (Loss)

	Three Months Ended February 28, 2014
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(12,588)	$(10,566)	522.6%	$(2,022)

	Six Months Ended February 28,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(11,439)	$(7,817)	215.8%	$(3,622)

Comparison of Three and Six Months Ended February 28, 2014 and 2013

Other comprehensive losses for the three and six month periods ended February 28, 2014 resulted primarily from foreign currency translation adjustments related to the assets, liabilities, revenue, costs and expenses of the Company’s Costa Rica and Colombia subsidiaries. When the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. Instead, the reported other comprehensive income or loss reflects the unrealized decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. The Company recorded other comprehensive losses of approximately $8.2 million and $4.0 million for its Costa Rican and Colombian subsidiaries, respectively, for the three months ended February 28, 2014 and $7.1 million and $3.8 million, respectively, for the six months ended February 28, 2014.

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

The following table summarizes the cash and cash equivalents held by foreign subsidiaries and domestically by the Company (in thousands). Repatriation of such cash and cash equivalents held by foreign subsidiaries may require the Company to accrue and pay taxes. The Company has no plans at this time to repatriate cash through the payment of cash dividends by the foreign subsidiaries to the Company and, therefore, has not accrued taxes that would be due from repatriation.

	February 28, 2014	August 31, 2013
Cash and cash equivalents held by foreign subsidiaries	$62,568	$75,108
Cash and cash equivalents held domestically	12,769	46,766
Total cash and cash equivalents	$75,337	$121,874

The Company’s cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2014	February 28, 2013
Net cash provided by (used in) continuing operating activities	$35,710	$61,117
Net cash provided by (used in) investing activities	(59,654)	(39,165)
Net cash provided by (used in) financing activities	(17,667)	(9,202)
Effect of exchange rates	(4,926)	(2,796)
Net increase (decrease) in cash and cash equivalents	$(46,537)	$9,954

The Company’s net cash provided by (used in) operating activities for the six months ended February 28, 2014 and 2013 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2014	February 28, 2013	2014 to 2013
Net income	$49,710	$44,887	$4,823
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	13,793	11,715	2,078
(Gain) loss on sale of property and equipment	188	104	84
Deferred income taxes	1,857	2,031	(174)
Stock-based compensation expenses	1,976	2,662	(686)
Other non-cash operating activities	2	8	(6)
Net non-cash related expenses	17,816	16,520	1,296
Net income from operating activities reconciled for non-cash operating activities	67,526	61,407	6,119
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(12,839)	(4,853)	(7,986)
Changes in merchandise inventories	(19,058)	(18,411)	(647)
Changes in accounts payable	81	22,974	(22,893)
Net cash provided by (used in) operating activities	$35,710	$61,117	$(25,407)

Net cash provided by operating activities for the period was a result of cash generated from operating activities and reconciled for non-cash activities. The cash generated was offset by cash utilized to support higher merchandise inventory levels required to generate planned sales growth and the addition of a warehouse club. Increases in operating assets and liabilities related to increases in prepaid freight expenses, increases in local income tax prepayments and prepayments on value added taxes that are related to the increases in inventory also utilized cash. Increases in inventory and use of cash are normally partially offset by increases in accounts payable that are also related to inventory acquisitions. However, in the current operating period the Company increased its inventory earlier than in the prior year, resulting in a greater portion of its payables coming due before the balance sheet date. Net income adjusted for non-cash related activities increased in the current three-month period over the same period in fiscal year 2013 primarily as a result of higher sales, gross profits and membership income growth.  The changes in inventory, operating assets and liabilities and accounts payable resulted in a year-over-year increase in cash used in operating activities during the current three-month period of $31.5 million.

The Company's use of cash in investing activities for the six months ended February 28, 2014 and 2013 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2014	February 28, 2013	2014 to 2013
Cash used for additions of property and equipment:
Land acquisitions	$17,415	$11,093	$6,322
Deposits for land purchase option agreements	850	—	850
Warehouse club expansion, construction, and land improvements	19,263	16,464	2,799
Acquisition of fixtures and equipment	21,418	11,119	10,299
Proceeds from disposals of property and equipment	(42)	(61)	19
Capital contribution to joint ventures	750	550	200
Net cash flows provided by (used in) investing activities	$59,654	$39,165	$20,489

Net cash used in investing activities increased in the first six months of fiscal year 2014 compared to the first six months of fiscal year 2013 by approximately $20.5 million primarily due to an increase in cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios"), the ongoing construction of a warehouse club in Tegucigalpa,

Honduras and the addition of fixtures and equipment for these warehouse clubs. The Company also purchased land for the purpose of operating warehouse clubs in Colombia, in the southern area of Pereira, Colombia and in the city of Medellin, Colombia. The Company started construction activities at these two locations. In addition, the Company leased land in the city of Bogota, Colombia for the purposed of operating a warehouse club and started construction of this new warehouse club.

Cash used in investing activities for the first six months of fiscal year 2013 consisted primarily of expenditures for the construction of the two warehouse clubs in Cali, Colombia, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia, the addition of fixtures and equipment for existing warehouse clubs, the purchase of land for the purpose of building and operating warehouse clubs in Costa Rica and Honduras, and capital contributions by the Company for the joint ventures during the first six months of fiscal year 2013.

The Company incurs approximately $20.0 million in normal annual expenditures for on-going maintenance of its warehouse clubs and operations.  Additionally, the Company has either commitments or plans for capital spending for previously announced new warehouse club construction of approximately $37.0 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

Net cash used by financing activities for the three months ended February 28, 2014 and 2013 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2014	February 28, 2013	2014 to 2013
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$(4,012)	$2,222	$(6,234)
Cash dividend payments	(10,570)	(9,065)	(1,505)
Proceeds from exercise of stock options and the tax benefit related to stock options	1,463	876	587
Purchase of treasury stock related to vesting of restricted stock	(4,548)	(3,235)	(1,313)
Net cash provided by (used in) financing activities	$(17,667)	$(9,202)	$(8,465)

Net cash used in financing activities from loan activities increased approximately $6.2 million in the first six months of fiscal year 2014 over the same period in fiscal year 2013 as the Company re-paid a long-term loan of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York. In fiscal year 2013, the Company's Barbados Subsidiary borrowed approximately $3.9 million pursuant to a loan agreement with Citi Corp Merchant Bank Limited. No cash from additional loans was received during the six months ended February 28, 2014. The Company made an additional $155,000 in regularly scheduled loan payments when compared to the same period last year. These increases in the use of cash for financing activities when compared to the same six-month period in the prior year were offset by an increase in the release of restricted cash related to loans of approximately $6.0 million when compared to the same six-month period in the prior year.

Net cash provided by financing activities from loan activities in the first six months of fiscal year 2013 reflects the Company's Barbados subsidiary entering into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BB$8.0 million (Eight Million Barbados Dollars), approximately USD $4.0 million. The release of restricted cash for approximately $2.0 million related to loans in Honduras also contributed to net cash provided by financing activities. The Company made regularly scheduled payments on loans during the period for approximately $3.8 million.

The following table summarizes the dividends declared and paid during fiscal year 2014 and 2013.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	N/A	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	8/30/13	N/A	$0.30

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

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 28, 2014:

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

Derivative designated as cash flow	February 28, 2014		August 31, 2013
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Prepaid expenses and current assets	$891	Prepaid expenses and current assets	$—
Cross currency interest rate swaps(1)(2)	Other non-current assets	1,969	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$2,860		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(1.9) million and $(1.0) million as of February 28, 2014 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(940,000) and $(497,000) as of February 28, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $0 and $10,000 net of tax as of February 28, 2014 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $0 and $4,000 as of February 28, 2014 and August 31, 2013, respectively. There were no interest rate swaps outstanding as of February 28, 2014.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company has entered into non-deliverable forward foreign exchange contracts; the open amounts as of February 28, 2014 are summarized below:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Dates	Effective Periods
Colombia	February 2014	Bank of Nova Scotia	Forward foreign exchange contracts	$8,000	March 2014	February 2014 - March 2014
Colombia	February 2014	Citibank N.A.	Forward foreign exchange contracts	$5,000	March 2014 - April 2014	February 2014 - April 2014

The following table summarizes the fair value of non-deliverable forward foreign currency contracts, which do not qualify for derivative hedge accounting (in thousands):

Derivatives designated as fair value	February 28, 2014		August 31, 2013
hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(55)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(54)		$—

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2014	$35,951	$—	$51	$35,900	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

As of February 28, 2014, the Company had approximately $25.0 million of short-term facilities in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2014 and August 31, 2013, the Company was in compliance with respect to these covenants.
As of February 28, 2014 and August 31, 2013, the Company, together with its wholly owned subsidiaries, had $60.2 million and $73.0 million, respectively, outstanding in long-term borrowings. The decrease during the current period primarily relates to the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and regularly scheduled loan payments during the period of approximately $3.9 million. Translation adjustment also increased long-term debt, primarily due to the translation of foreign-currency-denominated debt of subsidiaries whose functional currency is not the U.S. dollar for approximately $813,000. These foreign currency translation adjustments are recorded within Other comprehensive income. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $51.2 million and $55.2 million as of February 28, 2014 and August 31, 2013, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $25.2 million and $33.8 million as of February 28, 2014 and August 31, 2013, respectively.

As of February 28, 2014 and August 31, 2013, the Company had approximately $44.6 million and $55.9 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  During the fourth quarter, the Company determined that its Barbados subsidiary was not in compliance with a financial covenant  that is measured and reported on an annual basis at the end of the Company’s fiscal year.  The Company obtained a written waiver from the bank on the annual measurement and reporting for this covenant with respect to any non-compliance for fiscal year 2013 and is in the process of amending the financial covenants within the underlying contract for the long-term loans in the Barbados subsidiary. As of February 28, 2014 and August 31, 2013, the Company was in compliance with all covenants or had received a written waiver from the bank with respect to any non-compliance.

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

	Six Months Ended
	February 28, 2014	February 28, 2013
Shares repurchased	48,291	41,744
Cost of repurchase of shares (in thousands)	$4,548	$3,235

The Company has reissued treasury shares as part of its stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented:

Six Months Ended
	February 28, 2014	February 28, 2013
Reissued treasury shares	—	—

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of the Company’s accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, deferred taxes and long-lived assets.  The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2014, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at February 28, 2014 of approximately $15.3 million and $8.0 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. federal NOLs by generating sufficient taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. taxable income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date are limited on an annual basis. The Company made a single sales factor election on its California tax return for fiscal year

2012 and intends to do the same for fiscal year 2013, after which time application is mandatory. Application of the single sales factor significantly reduced the California apportionment factor and, therefore, California taxable income. As a result, the Company maintains a valuation allowance on substantially all of its California NOLs. The Company had net foreign deferred tax assets of $9.5 million and $9.8 million as of February 28, 2014 and August 31, 2013, respectively.
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
The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on February 28, 2014 and August 31, 2013. However, during the six months ended February 28, 2014, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but the Company believes it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.7 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Additionally, the government has recently began an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, the Company has not placed an allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $4.7 million and $4.3 million as of February 28, 2014 and August 31, 2012, respectively.

The Company's policy for classification and presentation of VAT receivables is as follows:

•Short-term VAT receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to recover the VAT receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of February 28, 2014.

Annual maturities of Long-Term Debt, Derivatives and Certificates of deposits are as follow (in thousands):

	Twelve months ended February 28,
	(Amounts in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	15,871	7,454	904	904	904	2,636	28,673
Weighted-average interest rate	6.35%	7.11%	8.00%	8.00%	8.00%	8.00%	7.16%
Long-term debt with variable interest rate	3,016	2,010	23,133	1,918	1,018	427	31,522
Weighted-average interest rate	2.33%	2.33%	1.92%	4.72%	4.51%	5.85%	2.66%
Total Long-Term Debt	18,887	9,464	24,037	2,822	1,922	3,063	60,195

Derivatives:
Cross-Currency Interest Rate Swaps:
Variable to fixed interest	—	8,000	24,000	—	—	—	32,000
Weighted-average pay rate	—%	4.79%	5.84%	—%	—%	—%	5.58%
Weighted-average receive rate	—%	0.94%	0.91%	—%	—%	—%	0.92%

The Company carries investments in cash-equivalent instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent instruments that are sensitive to changes in interest rates.

	Twelve months ended February 28,
	(Amount in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	—	24,000	—	—	—	24,000
Weighted-average interest rate	—%	—%	0.24%	—%	—%	—%	0.24%

Foreign Currency Risk

The Company has foreign currency risks related to its sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of February 28, 2014, the Company had a total of 32 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 25 of which operate under currencies other than the U.S. dollar. Approximately 53% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Six Months Ended February 28,
	2014	2013
Country	% Change	% Change

Colombia	(5.76)%	0.77%
Costa Rica	(8.62)%	(0.15)%
Dominican Republic	(0.62)%	(4.49)%
Guatemala	2.75%	1.39%
Honduras	(1.05)%	(2.35)%
Jamaica	(6.07)%	(7.90)%
Nicaragua	(2.46)%	(2.44)%
Trinidad	0.11%	0.11%

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

The Company is exposed to foreign exchange risks related to U.S. dollar-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which the Company hedges a portion of the currency risk inherent in the interest and principle payments), within entities whose functional currency is non-U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated accounts relative to hypothetical currency devaluation in the countries listed in the table above, based on balances as of February 28, 2014:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated cash, cash equivalents and restricted cash balances (in thousands)	Losses based on change in U.S. dollar denominated inter-company balances (in thousands)	Losses based on change in U.S. dollar denominated asset/liability balances, presented (in thousands)(1)
5%	$2,412	$4,127	$411
10%	$4,823	$8,255	$823
20%	$9,647	$16,510	$1,646

(1) Excludes U.S. dollar- denominated debt obligations for which the Company hedges a portion of the currency risk inherent in the interest and principal payments

The Company is also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is non-U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical currency devaluation in the countries listed in the table above, based on balances as of February 28, 2014:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$1,620	$581	$8,068	$9,914
10%	$3,240	$1,161	$16,137	$19,827
20%	$6,480	$2,323	$32,273	$39,654

In addition, the Company is exposed to foreign currency exchange rate fluctuations associated with its U.S. dollar- denominated debt obligations that the Company hedges. The Company hedges a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $1.9 million at February 28, 2014 and approximately $1.0 million at August 31, 2013. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at February 28, 2014 would have resulted in a further increase in the value of the swaps of approximately $1.7 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at February 28, 2014 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $2.2 million.

The Company uses non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by the Company's international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on February 28, 2014. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $795,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $972,000 net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

The Company's compensation committee approved the granting of shares of restricted common stock. These grants allow statutory tax withholding obligations, incurred upon vesting of those shares, to be satisfied by trading in for taxes a portion of those shares to the Company.  The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended February 28, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
December 1, 2013 - December 31, 2013	—	$—	—	N/A
January 1, 2014 - January 31, 2014	48,291	94.18	—	N/A
February 1, 2014 - February 28, 2014	—	—	—	N/A
Total	48,291	$94.18	—	$—

PRICESMART, INC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

In the course of voluntary enhancements to the Company’s policies and procedures relating to compliance with U.S. sanctions laws, the Company identified instances in which apparent Cuban nationals purchased consumer goods at the Company’s warehouse clubs. Further investigation revealed that 77 of the Company’s approximately 2.2 million members were Cuban nationals. The Company recently suspended the shopping privileges of these members, the majority of whom were Cuban ambassadors, diplomats and others working in Cuban embassies or other diplomatic missions in the countries where PriceSmart has warehouse clubs. The Company has reported the results of its investigation to the U.S. Office of Foreign Assets Control, or OFAC, and has requested a license from OFAC to resume sales to Cuban diplomats. The Company has also reported to OFAC that it is screening its membership list against OFAC’s list of Specially Designated Nationals (SDN’s), that a preliminary review indicates that no SDN’s are identified, and that the Company may supplement its report to the extent that its investigation reveals that any of its members are identified on the list of SDN’s.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Fourth Amendment to Employment Agreement between the Company and John Heffner, dated January 1, 2014.

10.2*	Fifteenth Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2014.

10.3*	Twenty-Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated January 1, 2014.

10.4*	Twenty-Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2014.

10.5*	Twenty-Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated January 1, 2014.

10.6*	Thirty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated January 1, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	April 9, 2014	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 9, 2014	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)