Form 10-Q
period 2014-05-31
PRICESMART INC
filed 2014-07-10
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2014
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
 The registrant had 30,209,596 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2014.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of May 31, 2014 and the consolidated balance sheet as of August 31, 2013, the unaudited consolidated statements of income for the three and nine months ended May 31, 2014 and 2013, the unaudited consolidated statements of comprehensive income for the three and nine months ended ended May 31, 2014 and 2013, the unaudited consolidated statements of equity for the nine months ended May 31, 2014 and 2013, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2014 and 2013, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,759	$121,874
Short-term restricted cash	2,356	5,984
Receivables, net of allowance for doubtful accounts of $2 and $0 as of May 31, 2014 and August 31, 2013, respectively	4,507	3,130
Merchandise inventories	230,693	217,413
Deferred tax assets – current	6,075	6,290
Prepaid expenses and other current assets (includes $378 and $0 as of May 31, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	23,756	20,890
Total current assets	391,146	375,581
Long-term restricted cash	26,923	34,775
Property and equipment, net	396,749	338,478
Goodwill	36,176	36,364
Deferred tax assets – long term	12,862	12,871
Other non-current assets (includes $729 and $1,505 as of May 31, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	25,734	19,866
Investment in unconsolidated affiliates	8,861	8,104
Total Assets	$898,451	$826,039
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$197,671	$199,425
Accrued salaries and benefits	18,041	17,862
Deferred membership income	17,770	16,528
Income taxes payable	6,867	8,059
Other accrued expenses	18,696	20,136
Dividends payable	10,593	—
Long-term debt, current portion	15,742	12,757
Deferred tax liability – current	189	111
Total current liabilities	285,569	274,878
Deferred tax liability – long-term	2,716	2,622
Long-term portion of deferred rent	5,116	4,440
Long-term income taxes payable, net of current portion	2,001	2,184
Long-term debt, net of current portion	78,353	60,263
Other long-term liabilities (includes $104 and $14 for the fair value of derivative instruments and $664 and $589 for the defined benefit plan as of May 31, 2014 and August 31, 2013, respectively)	768	603
Total liabilities	374,523	344,990
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,948,290 and 30,924,392 shares issued and 30,209,596 and 30,234,506 shares outstanding (net of treasury shares) as of May 31, 2014 and August 31, 2013, respectively	3	3
Preferred stock $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of May 31, 2014 and August 31, 2013	—	—
Additional paid-in capital	395,569	390,581
Tax benefit from stock-based compensation	9,489	8,016
Accumulated other comprehensive loss	(50,323)	(41,475)
Retained earnings	193,738	143,871
Less: treasury stock at cost; 738,694 and 689,886 shares as of May 31, 2014 and August 31, 2013, respectively	(24,548)	(19,947)
Total equity	523,928	481,049
Total Liabilities and Equity	$898,451	$826,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Net warehouse club sales	$597,885	$555,815	$1,844,746	$1,671,269
Export sales	6,577	6,224	19,062	15,620
Membership income	9,552	8,774	28,301	24,773
Other income	1,023	909	2,903	2,756
Total revenues	615,037	571,722	1,895,012	1,714,418
Operating expenses:
Cost of goods sold:
Net warehouse club	509,684	475,727	1,575,623	1,425,396
Export	6,246	5,907	18,110	14,728
Selling, general and administrative:
Warehouse club operations	53,617	49,421	158,592	143,476
General and administrative	12,604	11,404	37,065	34,450
Pre-opening expenses	1,125	525	1,939	1,409
Loss/(gain) on disposal of assets	558	249	746	353
Total operating expenses	583,834	543,233	1,792,075	1,619,812
Operating income	31,203	28,489	102,937	94,606
Other income (expense):
Interest income	202	338	576	1,078
Interest expense	(1,043)	(427)	(2,967)	(2,951)
Other income (expense), net	489	(785)	1,512	(1,051)
Total other expense	(352)	(874)	(879)	(2,924)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	30,851	27,615	102,058	91,682
Provision for income taxes	(9,534)	(9,082)	(31,035)	(28,254)
Income (loss) of unconsolidated affiliates	3	6	7	(2)
Net income	$21,320	$18,539	$71,030	$63,426
Net income per share available for distribution:
Basic net income per share	$0.70	$0.61	$2.35	$2.09
Diluted net income per share	$0.70	$0.61	$2.34	$2.09
Shares used in per share computations:
Basic	29,784	29,683	29,733	29,634
Diluted	29,792	29,692	29,743	29,644
Dividends per share	$—	$—	$0.70	$0.60

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$21,320	$18,539	$71,030	$63,426
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$3,929	$(2,073)	$(8,443)	$(5,083)
Defined benefit pension plan:
Net gain (loss) arising during period	5	(2)	16	1
Total defined benefit pension plan	5	(2)	16	1
Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	(1,343)	2,223	(421)	1,608
Other comprehensive income (loss)	2,591	148	(8,848)	(3,474)
Comprehensive income	$23,911	$18,687	$62,182	$59,952

(1)
Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to non-remitted earnings of the Company's foreign subsidiaries.

(2) See Note 9 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Purchase of treasury stock	—	—	—	—	—	—	42	(3,286)	(3,286)
Issuance of restricted stock award	61	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	125	—	—	—	—	—	125
Stock-based compensation	—	—	4,854	1,271	—	—	—	—	6,125
Dividend paid to stockholders	—	—	—	—	—	(9,065)	—	—	(9,065)
Dividend payable to stockholders	—	—	—	—	—	(9,065)	—	—	(9,065)
Net income	—	—	—	—	—	63,426	—	—	63,426
Other comprehensive income (loss)	—	—	—	—	(3,474)	—	—	—	(3,474)
Balance at May 31, 2013	30,921	$3	$389,133	$7,951	$(36,656)	$123,035	687	$(19,766)	$463,700

Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	49	(4,601)	(4,601)
Issuance of restricted stock award	20	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	4,870	1,473	—	—	—	—	6,343
Dividend paid to stockholders	—	—	—	—	—	(10,570)	—	—	(10,570)
Dividend payable to stockholders	—	—	—	—	—	(10,593)	—	—	(10,593)
Net income	—	—	—	—	—	71,030	—	—	71,030
Other comprehensive income (loss)	—	—	—	—	(8,848)	—	—	—	(8,848)
Balance at May 31, 2014	30,948	$3	$395,569	$9,489	$(50,323)	$193,738	739	$(24,548)	$523,928

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2014	2013
Operating Activities:
Net income	$71,030	$63,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,932	17,943
Allowance for doubtful accounts	6	4
Loss on sale of property and equipment	746	356
Deferred income taxes	1,869	2,143
Excess tax (benefit) on stock-based compensation	(1,473)	(1,271)
Equity in (gains)/losses of unconsolidated affiliates	(7)	2
Stock-based compensation	4,870	4,854
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(11,246)	667
Merchandise inventories	(13,280)	(19,880)
Accounts payable	2,746	(1,308)
Net cash provided by operating activities	76,193	66,936
Investing Activities:
Additions to property and equipment	(82,774)	(52,383)
Deposits for land purchase option agreements	(850)	—
Proceeds from disposal of property and equipment	78	70
Capital contributions to joint ventures	(750)	(550)
Net cash flows (used in) investing activities	(84,296)	(52,863)
Financing Activities:
Proceeds from bank borrowings	37,734	3,980
Repayment of bank borrowings	(17,390)	(5,817)
Cash dividend payments	(10,570)	(9,065)
Release of restricted cash	8,000	2,000
Excess tax benefit on stock-based compensation	1,473	1,271
Purchase of treasury stock	(4,601)	(3,286)
Proceeds from exercise of stock options	118	125
Net cash (used in) financing activities	14,764	(10,792)
Effect of exchange rate changes on cash and cash equivalents	(4,776)	(2,121)
Net (decrease) increase in cash and cash equivalents	1,885	1,160
Cash and cash equivalents at beginning of period	121,874	91,248
Cash and cash equivalents at end of period	$123,759	$92,408

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,508	$2,012
Income taxes	$33,308	$27,733
Supplemental non-cash item:
Dividends declared but not paid	$10,593	$9,065

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2014

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2014, the Company had 33 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica, four each in Panama and Trinidad, three each in Colombia, Guatemala, Honduras and in the Dominican Republic, two in El Salvador and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During May of fiscal year 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa. During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. In January of fiscal year 2014, the Company acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company is currently constructing new warehouse clubs at these three sites and plans to open them before the end of calendar year 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the Barranquilla and Cali warehouse clubs have reinforced the Company's belief that Colombia could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of May 31, 2014, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of May 31, 2014 is listed below:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2014	August 31, 2013
Short-term restricted cash:
Restricted cash for Honduras loan	$1,200	$1,200
Restricted cash in Honduras for purchase of property	—	3,148
Restricted cash in Colombia for property purchase agreements	247	1,599
Restricted cash for land purchase option agreements	850	—
Other short-term restricted cash (1)	59	37
Total short-term restricted cash	$2,356	$5,984

Long-term restricted cash:
Restricted cash for Honduras loan	$1,720	$1,720
Restricted cash for Colombia bank loans	24,000	32,000
Other long-term restricted cash (1)	1,203	1,055
Total long-term restricted cash	$26,923	$34,775

Total restricted cash	$29,279	$40,759

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Additionally, the government has recently begun an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, the Company has not placed any type of allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $4.9 million and $4.3 million as of May 31, 2014 and August 31, 2013, respectively.

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

	May 31, 2014	August 31, 2013
Prepaid expenses and other current assets	$4,607	$5,458
Other non-current assets	$16,726	$12,875

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of May 31, 2014 and August 31, 2013 is as follows (in thousands):

	May 31, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$94,095	$100,292	$73,020	$72,576

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. If a cash flow hedge that was previously considered effective is later determined to be an ineffective hedge, amounts previously recorded in accumulated other comprehensive gain or loss are released to earnings in the same period that the hedged transaction has been determined to be ineffective. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2014 and August 31, 2013.

Fair Value Instruments. The Company is exposed to foreign-currency exchange-rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  From time to time, the Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. These contracts generally are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features.

The Company seeks to manage counterparty risk associated with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk. The contracts are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2014 and August 31, 2013.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2014 and August 31, 2013 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of May 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$378	$—	$378
Other non-current assets - (Cross-currency interest rate swaps)	—	729	—	729
Other long-term liabilities – (Interest rate swaps)	—	(28)	—	(28)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(76)	—	(76)
Total	$—	$1,003	$—	$1,003

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$—	$—	$—
Other non-current assets - (Cross-currency interest rate swaps)	—	1,505	—	1,505
Other long-term liabilities – (Interest rate swaps)	—	(14)	—	(14)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$1,491	$—	$1,491

The Company held no derivatives as of May 31, 2014 and August 31, 2013 that did not qualify for hedge accounting. As of May 31, 2014 and August 31, 2013, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

Goodwill – The table below presents goodwill resulting from certain business combinations as of May 31, 2014 and August 31, 2013 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	May 31, 2014	August 31, 2013	Change
Goodwill	$36,176	$36,364	$(188)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold-based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold-based are recorded as a reduction to cost of good sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

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

Contingencies and Litigation –  The Company records and reserves for loss contingencies if (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.  If one or both criteria for accrual are not met, but there is at least a reasonable possibility that a loss will occur, the Company does not record and reserve for a loss contingency but describes the contingency within a note and provides detail, when possible, of the estimated potential loss or range of loss. If an estimate cannot be made, a statement to that effect is made.

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. Dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three and nine month periods ending May 31, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Currency gain (loss)	$489	$(785)	$1,512	$(1,051)

Income Taxes –The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate. There were no material changes in the Company's uncertain income tax positions for the periods ended May 31, 2014 and 2013. However, during the nine months ended May 31, 2014, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but continues to believe it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.6 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.3	0.3
Differences in foreign tax rates	(7.1)	(4.3)	(5.5)	(4.4)
Permanent items and other adjustments	4.5	1.7	1.2	(0.6)
Increase (decrease) in foreign valuation allowance	(1.8)	0.2	(0.6)	0.5
Provision for income taxes	30.9%	32.9%	30.4%	30.8%

The variance in the effective tax rate for the three-month period ended on May 31, 2014 compared to the same period of the prior year was primarily attributable to a 2.8% favorable impact resulting from a greater proportion of income falling into low tax jurisdictions and a favorable impact of 1.8% resulting from the reduction in valuation allowance against net deferred tax assets of the Company’s Colombia subsidiary offset by 1.7% due to permanent adjustments relating to the tax effect of foreign currency exchange gains/losses.

The variance in the effective tax rate for the first nine months of the period ended on May 31, 2014 compared to the same period of the prior year was primarily attributable to the favorable impact of 1.1% resulting from a greater proportion of income falling into low tax jurisdictions, the favorable impact of 1.1% resulting from the reduction in valuation allowance against net deferred tax assets of the Company’s Colombia subsidiary, and the offsetting impact of 0.9% due to permanent adjustments relating to the tax effect of foreign currency exchange gains/losses.

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers.

In May 2014, the FASB issued amended guidance on contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The guidance requires an entity to recognize revenue on contracts with customers to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires that an entity depict the consideration by applying the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Property and equipment consist of the following (in thousands):

	May 31, 2014	August 31, 2013
Land	$123,499	$100,108
Building and improvements	243,996	228,257
Fixtures and equipment	141,579	119,242
Construction in progress	34,732	23,657
Total property and equipment, historical cost	543,806	471,264
Less: accumulated depreciation	(147,057)	(132,786)
Property and equipment, net	$396,749	$338,478

Depreciation and amortization expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Depreciation and amortization expense	$7,139	$6,228	$20,932	$17,943

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
Total interest capitalized (in thousands):

	As of May 31, 2014	As of August 31, 2013
Total interest capitalized	$4,459	$4,475

Total interest capitalized (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Interest capitalized	$452	$1,008	$945	$1,289

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted net income per share using the two-class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards authorized within the 2002 and 2013 Equity Participation Plans/Equity Incentive Awards Plan of the Company and restricted stock units authorized within the 2001, 2002 and 2013 Equity Participation Plans/Equity Incentive Awards Plan.  In addition, the Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income	$21,320	$18,539	$71,030	$63,426
Less: Allocation of income to unvested stockholders	(348)	(372)	(1,296)	(1,344)
Net earnings available to common stockholders	$20,972	$18,167	$69,734	$62,082
Basic weighted average shares outstanding	29,784	29,683	29,733	29,634
Add dilutive effect of stock options (two-class method)	8	9	10	10
Diluted average shares outstanding	29,792	29,692	29,743	29,644
Basic net income per share	$0.70	$0.61	$2.35	$2.09
Diluted net income per share	$0.70	$0.61	$2.34	$2.09

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2014 and 2013.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	N/A	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	N/A	$0.30	8/15/13	8/30/13	N/A	$0.30

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended May 31,
	2014			2013
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$3,929	$—	$3,929	$(2,073)	$—	$(2,073)
Defined benefit pension plans:
Net gain (loss) arising during period	6	(1)	5	1	(3)	(2)
Total defined pension plans	6	(1)	5	1	(3)	(2)
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	(1,857)	514	(1,343)	2,558	(335)	2,223
Other comprehensive income (loss)	$2,078	$513	$2,591	$486	$(338)	$148

	Nine Months Ended May 31,
	2014			2013
	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (expense) or benefit	Net-of-Tax Amount
Foreign currency translation adjustments (1)	$(8,443)	$—	$(8,443)	$(5,083)	$—	$(5,083)
Defined benefit pension plans:
Net gain (loss) arising during period	18	(2)	16	2	(1)	1
Total defined pension plans	18	(2)	16	2	(1)	1
Unrealized gains (losses) on change in fair value of interest rate swaps(2)	(489)	68	(421)	1,974	(366)	1,608
Other comprehensive income (loss)	$(8,914)	$66	$(8,848)	$(3,107)	$(367)	$(3,474)

(1)
Translation adjustments arising in translating the financial statements of a foreign entity have no effect on the income taxes of that foreign entity. They may, however, affect: (a) the amount, measured in the parent entity's reporting currency, of withholding taxes assessed on dividends paid to the parent entity and (b) the amount of taxes assessed on the parent entity by the government of its country. The Company has determined that the reinvestment of earnings of its foreign subsidiaries are indefinite because of the long-term nature of the Company's foreign investment plans. Therefore, deferred taxes are not provided for on translation adjustments related to non-remitted earnings of the Company's foreign subsidiaries.

(2)	See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the changes in the balances of each component of other comprehensive loss included as a separate component of equity within the balance sheet and for each component of other comprehensive income, the current period reclassifications out of accumulated other comprehensive income (in thousands):

	Nine Months Ended May 31, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)	Accumulated other comprehensive loss
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998	$(41,475)
Other comprehensive income before reclassifications	(8,443)	—	—	(8,443)
Amounts reclassified from accumulated other comprehensive income	—	16	(421)	(405)
Net current-period other comprehensive income	(8,443)	16	(421)	(8,848)
Ending balance, May 31, 2014	$(50,764)	$(136)	$577	$(50,323)

	Nine Months Ended May 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)	Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Other comprehensive income before reclassifications	(5,083)	—	—	(5,083)
Amounts reclassified from accumulated other comprehensive income	—	1	1,608	1,609
Net current-period other comprehensive income	(5,083)	1	1,608	(3,474)
Ending balance, May 31, 2013	$(37,045)	$(73)	$462	$(36,656)

	Twelve Months Ended August 31, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Unrealized gains/(losses) on change in fair value of interest rate swaps (1)	Accumulated other comprehensive loss
Beginning balance, September 1, 2012	$(31,962)	$(74)	$(1,146)	$(33,182)
Other comprehensive income before reclassifications	(10,359)	—	—	(10,359)
Amounts reclassified from accumulated other comprehensive income	—	(78)	2,144	2,066
Net current-period other comprehensive income	(10,359)	(78)	2,144	(8,293)
Ending balance, August 31, 2013	$(42,321)	$(152)	$998	$(41,475)
(1) See Note 9 - Derivative Instruments and Hedging Activities.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose the effects on net income of amounts reclassified out of each component of accumulated other comprehensive loss (in thousands):

	Nine Months Ended				Twelve Months Ended
	May 31, 2014		May 31, 2013		August 31, 2013
	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented	Amount reclassified from accumulated other comprehensive (loss) income	Financial statement line item where effect is presented
Amortization of Defined benefit pension plan
Prior service costs	$—	(1)	$—	(1)	$260	(1)
Actuarial gains (losses)	18	(1)	2	(1)	(365)	(1)
Total before tax	18		2		(105)
Tax (expense) benefit	(2)	Statement of Income- Provision for income taxes	(1)	Statement of Income- Provision for income taxes	27	Statement of Income- Provision for income taxes
Net of tax	$16	(1)	$1	(1)	$(78)	(1)

Unrealized gains/(losses) on change in fair value of interest rate swaps
Cross currency interest rate cash flow hedges	$(776)	Balance sheet- other non-current assets	$987	Balance sheet- other non-current assets	$1,505	Balance sheet-other non-current assets
Cross currency interest rate cash flow hedges	378	Prepaid expenses and current assets	—	Prepaid expenses and current assets	—	Prepaid expenses and current assets
Interest rate cash flow hedges	(15)	Balance sheet- other long-term liabilities	163	Balance sheet- other long-term liabilities	203	Balance sheet-other long-term liabilities
Cross currency interest rate cash flow hedges	(76)	Balance sheet- other long-term liabilities	824	Balance sheet- other long-term liabilities	983	Balance sheet-other long-term liabilities
Total before tax	(489)		1,974		2,691
Tax expense	6	Balance sheet- Deferred tax assets	(41)	Balance sheet- Deferred tax assets	(50)	Balance sheet- Deferred tax assets
Tax expense	62	Balance sheet- Deferred tax liabilities	(325)	Balance sheet- Deferred tax liabilities	(497)	Balance sheet- Deferred tax liabilities
Net of tax	$(421)	Balance sheet- other long-term liabilities	$1,608	Balance sheet- other long-term liabilities	$2,144	Balance sheet-other long-term liabilities
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

	May 31, 2014	August 31, 2013
Retained earnings not available for distribution	$4,529	$4,171

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

		Shares available to grant
	Shares authorized for issuance (including shares originally authorized for issuance under the prior plans)	May 31, 2014	August 31, 2013
2013 Plan	838,766	820,916	782,385

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Options granted to directors	$27	$29	$64	$83
Restricted stock awards	1,276	1,120	4,059	4,104
Restricted stock units	246	213	747	667
Stock-based compensation expense	$1,549	$1,362	$4,870	$4,854

The following table summarizes other information related to stock-based compensation:

	May 31,
	2014	2013
Remaining unrecognized compensation cost (in thousands)	$26,199	$26,552
Weighted average period of time over which this cost will be recognized (years)	6	7
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,473	$1,271

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

	Nine Months Ended May 31,
	2014	2013
Grants outstanding at beginning of period	623,424	700,893
Granted	12,325	57,866
Forfeited	(2,048)	(2,547)
Vested	(140,182)	(130,108)
Grants outstanding at end of period	493,519	626,104

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Nine Months Ended May 31,
Weighted Average Grant Date Fair Value	2014	2013
Restricted stock awards and units granted	$109.18	$80.44
Restricted stock awards and units vested	$39.47	$39.06
Restricted stock awards and units forfeited	$49.37	$30.88

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Nine Months Ended May 31,
	2014	2013
Total fair market value of restricted stock awards and units vested	$13,222	$10,102

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Nine Months Ended May 31,
	2014	2013
Shares repurchased	48,808	42,434
Cost of repurchase of shares (in thousands)	$4,601	$3,286

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Nine Months Ended May 31,
	2014	2013
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	May 31, 2014	August 31, 2013
Stock options outstanding	23,000	28,000

Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business and property ownership.  The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.  The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency.  The Company believes that the final disposition of the pending legal proceedings, claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible,

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

however, that the Company's future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.

Taxes

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2014 and August 31, 2013, the Company had recorded within other accrued expenses a total of $2.9 million for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended May 31,	Open Locations(1)
2015	$8,720
2016	8,378
2017	9,064
2018	9,409
2019	9,230
Thereafter	93,239
Total	$138,040	(2)

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will record the monthly lease expense in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of May 31, 2014 the Company has approximately $25.4 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet approximately $1.3 million in restricted cash deposits and prepaid expenses.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $31.0 million.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $73,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2014	$35,895	$—	$398	$35,497	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

Each of the facilities expires annually and is normally renewed.

Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended May 31,	Amount
2015	$15,742
2016	25,176
2017	15,405
2018	7,700
2019	18,600
Thereafter	11,472
Total	$94,095

On March 31, 2014, the Company's Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of the Company's Panama subsidiary. The purpose of the loan is to repay borrowings, due to MetroBank, S.A. of $3.2 million and to fund the Company's warehouse club expansion plans. During April 2014, the Company drew down $24.0 million of the $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $3.2 million.
On March 31, 2014, the Company's Panama subsidiary entered into a loan renewal agreement with The Bank of Nova Scotia renewing for an additional five years a 5.5% fixed rate loan originally entered into on August 21, 2009. The balance on the loan as of May 31, 2014 is $5.25 million and on August 21, 2014 will be $5.0 million. The renewal agreement will become effective on August 21, 2014. The renewal agreement establishes a credit facility of $5.0 million at a variable interest rate of 30-day LIBOR plus 2.5% with a floor of 5.5%, for a five year term, with monthly principal and interest payments. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.
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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of May 31, 2014, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans. These derivative financial instruments were also designated and qualified as cash flow hedges.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2014:

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014.	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine-month period ended May 31, 2014 and 2013, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2014	$137	$405	$542
Interest expense for the three months ended May 31, 2013	$182	$482	$664
Interest expense for the nine months ended May 31, 2014	$377	$1,169	$1,546
Interest expense for the nine months ended May 31, 2013	$559	$1,341	$1,900

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

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	May 31, 2014	August 31, 2013
RBTT	$—	$4,500
Scotiabank	55,770	40,000
Total	$55,770	$44,500

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	May 31, 2014		August 31, 2013
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Prepaid expenses and current assets	$378	Prepaid expenses and current assets	$—
Cross currency interest rate swaps(1)(2)	Other non-current assets	729	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	(28)	Other long-term liabilities	(14)
Cross currency interest rate swaps(1)(2)	Other long-term liabilities	(76)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$1,003		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $(596,000) and $(1.0) million net of tax as of May 31, 2014 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(435,000) and $(497,000) as of May 31, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $19,000 and $10,000 net of tax as of May 31, 2014 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $9,000 and $4,000 as of May 31, 2014 and August 31, 2013, respectively.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company entered into non-deliverable forward foreign exchange contracts during the three and nine months ended May 31, 2014; however, there are no open contracts as of May 31, 2014 and as of August 31, 2013.

For the three and nine-month periods ended May 31, 2014 and 2013, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Other income (expense), net	$(632)	$(168)	$(447)	$(300)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company is constructing its central offices in Panama. Construction of the offices is expected to be completed during calendar year 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the nine months ended May 31, 2014, the Company recognized rent expense of $52,600 for this lease.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of May 31, 2014 (in thousands):

Entity	% Ownership	Initial Investment	Additional Contributions	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$1,483	$(79)	$6,020	$1,017	$7,037
Price Plaza Alajuela, S.A.	50%	2,193	676	(28)	2,841	1,346	4,187
Total		$6,809	$2,159	$(107)	$8,861	$2,363	$11,224

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

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31, 2014	August 31, 2013
Current assets	$1,731	$606
Noncurrent assets	$7,866	$7,432
Current liabilities	$1,028	$999
Noncurrent liabilities	$9	$8

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Net income (loss)	$6	$12	$14	$(4)

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

Nine Month Period Ended May 31, 2013	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$25,103	$53,151	$16,705	$94,959
Reclassification - Gain/(Loss) asset disposals	—	(297)	(56)	(353)
Operating income-as currently reported	$25,103	$52,854	$16,649	$94,606

Twelve Month Period Ended August 31, 2013	United States Operations	Latin American Operations	Caribbean Operations	Total
Operating income -as previously reported	$34,132	$70,383	$23,420	$127,935
Reclassification - Gain/(Loss) asset disposals	—	(637)	(252)	(889)
Operating income-as currently reported	$34,132	$69,746	$23,168	$127,046

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Nine Month Period Ended May 31, 2014
Revenue from external customers	$19,062	$1,280,311	$595,639	$—	$1,895,012
Intersegment revenues	738,579	—	4,030	(742,609)	—
Depreciation and amortization	1,701	12,466	6,765	—	20,932
Operating income	29,113	54,596	19,228	—	102,937
Net income	19,085	37,676	14,269	—	71,030
Capital expenditures, net	4,869	70,682	7,223	—	82,774
Long-lived assets (other than deferred tax assets)	14,272	365,903	114,268	—	494,443
Goodwill	—	31,430	4,746	—	36,176
Total assets	77,648	602,365	218,438	—	898,451
Nine Month Period Ended May 31, 2013
Revenue from external customers	$15,620	$1,147,275	$551,523	$—	$1,714,418
Intersegment revenues	659,166	—	3,565	(662,731)	—
Depreciation and amortization	1,552	9,737	6,654	—	17,943
Operating income	25,103	52,854	16,649	—	94,606
Net income	17,628	34,404	11,394	—	63,426
Capital expenditures, net	322	46,517	5,544	—	52,383
Long-lived assets (other than deferred tax assets)	16,559	295,967	116,124	—	428,650
Goodwill	—	31,683	4,939	—	36,622
Total assets	76,730	508,798	206,966	—	792,494
As of August 31, 2013
Long-lived assets (other than deferred tax assets)	$19,114	$304,731	$113,742	$—	$437,587
Goodwill	—	31,474	4,890	—	36,364
Total assets	103,844	518,313	203,882	—	826,039

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2014 through the date of issuance of these consolidated financial statements and have determined that there are no subsequent events that require disclosure.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart, Inc.'s ("PriceSmart" or the "Company") anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: the Company's financial performance is dependent on international operations, which exposes the Company to various risks; any failure by the Company to manage its widely dispersed operations could adversely affect its business; the Company faces significant competition; future sales growth depends, in part, on the Company's ability to successfully open new warehouse clubs; the Company might not identify in a timely manner or effectively respond to changes in consumer trends and changes in consumer preferences for merchandise and shopping modalities, which could adversely affect its relationship with members, demand for its products and market share; the Company faces difficulties in the shipment of, and risks inherent in the importation of, merchandise to its warehouse clubs; the Company is exposed to weather and other natural disaster risks; general economic conditions could adversely impact the Company's business in various respects; the Company is subject to changes in relationships and agreements with third parties with which the Company does business and/or from which the Company acquires merchandise; the Company relies extensively on computer systems to process transactions, summarize results and manage its business, and failure to adequately maintain the Company's systems or disruptions in its systems could harm its business and adversely affect its results of operations; the Company could be subject to additional tax liabilities; a few of the Company's stockholders own approximately 28.1% of the Company's voting stock, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; the loss of key personnel could harm the Company's business; the Company is subject to volatility in foreign currency exchange rates; the Company faces the risk of exposure to product liability claims, a product recall and adverse publicity; potential future impairments of long lived assets could adversely affect the Company's future results of operations and financial position; write-offs of goodwill and other intangible assets could adversely affect the Company's future results of operations and financial position; the Company faces increased public company compliance risks and compliance risks related to the Company's international operations; the Company faces increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; if remediation costs or hazardous substance contamination levels at certain properties for which the Company maintains financial responsibility exceed management's current expectations, the Company's financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including under the heading "Part II - Item 1A - Risk Factors" in the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2013 filed on October 30, 2013 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company also could be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial. The Company assumes no obligation and expressly disclaims any duty to update any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The following discussion and analysis compares the results of operations for the three and nine month periods ended May 31, 2014 and 2013 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

PriceSmart's business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. The Company's ownership in all operating subsidiaries as of May 31, 2014 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of May 31, 2014 and 2013 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2014	Number of Warehouse Clubs in Operation as of May 31, 2013	Anticipated warehouse club openings within the next 12 months
Colombia	3	3	3
Panama	4	4	—
Costa Rica	6	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	33	31	3

During May of fiscal year 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa. During fiscal 2013, the Company opened its second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. In January of fiscal year 2014, the Company acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company is currently constructing new warehouse clubs at these three sites and plans to open them before the end of calendar year 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago.

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

General Economic Factors

Economic conditions in the Company’s markets are not homogenous. Where economic conditions are stable or favorable, the Company is experiencing generally positive retail strength (in Panama, Trinidad, Guatemala, the Dominican Republic and Aruba). On the other hand, the approximate 10% devaluation of the Costa Rican colon which occurred in February has negatively impacted the purchasing power of consumers in that country. This devaluation negatively impacts warehouse sales and membership income when translated to and reported in U.S. dollars in the near term and requires the Company to increase the price of imported merchandise to maintain target margins which may negatively impact the demand for those items. In addition, there have been recent announcements of large employers planning to reduce their workforce in Costa Rica, which will likely act as a headwind to economic growth. Costa Rica is PriceSmart’s largest market with six warehouse clubs and therefore can have a material impact on the Company's financial performance. Other countries experiencing some level of slower economic and retail activity are Jamaica, Honduras and El Salvador.

The Company does not currently face direct competition from U.S. branded membership warehouse club operators. However, it does face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S.-based retailer. The Company has competed effectively in these markets in the past and expects to continue to do so in the future due to the unique nature of the membership warehouse club format. However, new retail competitors may enter our markets (for example, Cost-U-Less, a cash and carry, low price operator with which the Company competes in St. Thomas, opened a location in Barbados a year ago) and existing retailers may expand (for example Wal-Mart's announcement that it intends to invest $1.1 billion in Mexico and Central America) which could adversely impact the Company's ability to compete within these markets. Further, it is possible that U.S. warehouse club operators may decide to enter the Company's markets and compete more directly with PriceSmart in a similar warehouse club format, although the Company has no current indication that such an event is imminent.

Many PriceSmart markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to the Company's subsidiaries of imported products purchased in U.S. dollars and priced in local currency. For the nine months ended May 31, 2014, approximately 52% of the Company's net warehouse sales were comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales were in foreign currencies.

Currency exchange rate fluctuations affect the Company's consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars. Also, as a result of local currency fluctuations, the Company revalues all U.S. dollar-denominated monetary assets and liabilities within the Company's markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

The Company seeks to manage its foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local-currency-denominated long-term loans in Honduras and Guatemala and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. The Company reports the gains or losses associated with the revaluation of these monetary assets and liabilities on its Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

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

 The Company seeks to increase sales by growing sales with existing members in its warehouse clubs, by attracting new members at both existing and new clubs and by adding new PriceSmart warehouse clubs.  The Company's continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 2.9% increase in comparable warehouse club sales for the 13-week period ended June 1, 2014 compared to the same 13-week period the prior year. During the first quarter of fiscal 2014, the Company opened its sixth membership warehouse club in Costa Rica in La Union,

Cartago, and in the most recent quarter opened its third warehouse club in Honduras. In both cases, these new clubs negatively impacted reported comparable warehouse club sales in the period as warehouse sales transferred to these new clubs from existing clubs. With the addition of these new warehouse clubs, the Company grew warehouse sales by 7.6% for the quarter ended May 31, 2014 compared to the same quarter a year ago. In addition, the Company increased the number of member accounts 10.0% over the prior year.

Effective June 1, 2012, the Company raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps PriceSmart offer high quality merchandise at low prices, providing value to its members. In October 2012, the Company launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. The Company is currently evaluating the Platinum membership program to determine if Platinum memberships should be offered in other of the Company's markets.

Logistics and distribution operations are an important part of what allows PriceSmart to deliver high quality merchandise at low prices to our members. The Company continues to explore areas to improve efficiency, lower costs and ensure a good flow of merchandise to our warehouse clubs. The Company has added local and regional distribution centers in several of its markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices. The Company is evaluating whether to add additional local and regional distribution centers in certain countries.

The Company has the capability to service members through on-line sales. Members have the ability to purchase merchandise that is not stocked in their local warehouse clubs through PriceSmart's e-commerce website. These purchases are shipped from the U.S. distribution warehouse for pick-up at the member's local warehouse club location. In addition, in certain markets, members who do not reside in a city where a PriceSmart warehouse club is located can purchase in-club merchandise on-line from warehouse clubs located within their country and have it delivered to their home or office via a third party delivery service. The Company has been expanding its offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to the Company's overall sales is small, the Company believes it is an important and growing way to serve its membership.

Purchasing land and constructing warehouse clubs is the Company's single largest capital investment.  Securing land for warehouse club locations is challenging within the Company’s markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In January of fiscal year 2014, the Company acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company is currently constructing new warehouse clubs at these sites that are currently planned to open before the end of calendar year 2014. The Colombia land acquisitions and lease are in keeping with the Company's real estate philosophy. The Company has entered into real estate leases in the past and will likely do so in the future, but the Company’s preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance PriceSmart buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, the Company occasionally has to purchase more land than is actually needed for the warehouse club facility.  To the extent that the Company acquires property in excess of what is needed for a particular warehouse club, the Company generally plans to either sell or develop the excess property. Excess land at Alajuela and Brisas is being held for development by joint ventures formed by the Company and the sellers of the property, which commenced in fiscal year 2011. A similar development strategy is being employed for the Company's excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by the Company. The recent land purchases in Colombia do not contain excess property beyond that which will be needed by the Company. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the third quarter of fiscal year 2014 included:

•
Net warehouse club sales increased 7.6% over the comparable prior year period. The Company ended the quarter with 33 warehouse clubs compared to 31 warehouse clubs at the end of the third quarter of fiscal year 2013. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended June 1, 2014 grew 2.9%.

•	Membership income for the third quarter of fiscal year 2014 increased 8.9% to $9.6 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 10.1% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.8%, an increase of 34 basis points from the same period last year.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) increased 13 basis points as a percentage of sales compared to the third quarter of last year.

•	Operating income for the third quarter of fiscal year 2014 was $31.2 million, an increase of $2.7 million over the third quarter of fiscal year 2013.

•	The Company had a $489,000 net gain from currency exchange transactions in the current quarter compared to a $785,000 net loss from currency exchange transactions in the same period last year.

•	Net income for the third quarter of fiscal year 2014 was $21.3 million, or $0.70 per diluted share, compared to $18.5 million, or $0.61 per diluted share, in the comparable prior year period.

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

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

The Company’s fiscal second quarter ended on May 31, 2014.  Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended May 31,			Nine Months Ended May 31,
	2014		2013	2014		2013
	Amount	% Change	Amount	Amount	% Change	Amount
Net warehouse club sales	$597,885	7.6%	$555,815	$1,844,746	10.4%	$1,671,269

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

The Company recorded positive sales growth in nearly all countries, the exceptions being Jamaica, that has experienced a significant devaluation of its local currency over the past year (12%) and El Salvador where the Company has also experienced challenges in the economy of the country. The Company recorded double digit sales growth in Colombia, Panama and Aruba and experienced high single digit sales growth in Guatemala and Barbados. The other countries recorded sales growth between 2.5% and 7.2%. The Company opened one new warehouse club in Costa Rica and Honduras compared to the third quarter of fiscal year 2013. Sales growth in Colombia was positively impacted by the full quarter effect of the third warehouse club which opened in May of 2013. Total net warehouse club sales growth of 7.6% during the three months ended May 31, 2014 resulted from a 7.3% growth in transactions and a 0.2% growth in average ticket.

Sales for the nine months ended May 31, 2014 continued to reflect positive sales growth in all countries with the exception of Jamaica which has experienced a 12% devaluation of its currency over the past 12 months. The additional sales of one new warehouse club in each of Colombia and Costa Rica during the nine months ended May 31, 2014, compared to the nine-month period ended May 31, 2013, contributed a 4.3% increase in sales. The Company opened a new warehouse club in Honduras on May 1, 2014, which had not yet materially affected sales growth through May 31, 2014.

Comparable Sales

The Company reports comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as the Company experiences higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Canas Gordas") on October 19, 2012 were not used in the calculation of comparable warehouse club sales until January 2014.  Sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 will not be used in the calculation of comparable warehouse club sales until July 2014. Sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 will not be used in the calculation of comparable warehouse sales until January 2015. In addition, sales related to the warehouse club opened in Tegucigalpa, Honduras ("El Sauce") on May 1, 2014 will not be used in the calculation of comparable warehouse club sales until July 2015.

Comparable warehouse club sales increased 2.9% for the 13-week period ended June 1, 2014, compared to the same 13-week period last year. The Company opened two new warehouse clubs (one in La Cartago, Costa Rica in October and one in Tegucigalpa, Honduras in May). While these new warehouse clubs are attracting new members from areas of their respective cities who were not being served by the Company, it is also resulting in some existing members, particularly those that shopped at our Zapote warehouse club in Costa Rica and our first Tegucigalpa, Honduras warehouse club, choosing to shop at the new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation has an adverse impact on comparable warehouse club sales. Similarly, although to a lesser extent, the opening of the Cali, Colombia (“Menga”) club in May 2013 has resulted in some existing members of the initial club that opened (“Canas Gordas”) to shop now in Menga. The Company has not made a specific determination of the negative impact these openings have had on reported comparable warehouse club sales given various factors, such as whether previously existing members are now shopping more often given the greater convenience of this new club, which would make it difficult to provide an accurate assessment.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during the three and nine months ended May 31, 2014 and 2013 in the segments in which the Company operates.

	Three Months Ended May 31,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$409,549	68.5%	$31,864	8.4%	$377,685	68.0%
Caribbean	188,336	31.5%	10,206	5.7%	178,130	32.0%
Net warehouse club sales	$597,885	100.0%	$42,070	7.6%	$555,815	100.0%

	Nine Months Ended May 31,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$1,257,502	68.2%	$130,133	11.5%	$1,127,369	67.5%
Caribbean	587,244	31.8%	43,344	8.0%	543,900	32.5%
Net warehouse club sales	$1,844,746	100.0%	$173,477	10.4%	$1,671,269	100.0%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the three and nine months ended May 31, 2014 and 2013, the higher net warehouse club sales growth in Latin America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in Cali, Colombia, La

Union, Costa Rica and Tegucigalpa, Honduras in the current periods compared to the prior period. We expect Latin America sales growth to continue to outpace Caribbean sales growth as the next warehouse clubs the Company expects to open are in Colombia.

Export Sales

	Three Months Ended May 31,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	6,577	1.1%	$353	5.7%	6,224	1.1%

	Nine Months Ended May 31,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$19,062	1.0%	$3,442	22.0%	$15,620	0.9%

The increase in export sales was due to direct sales to a single institutional customer (retailer) in the Philippines for which the Company achieves a gross profit margin of approximately 5%, which is below the Company's warehouse club gross profit margin.

Membership Income

	Three Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Membership income	$9,552	$778	8.9%	$8,774
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,167,402	106,213	10.0%	1,061,189

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Membership income	$28,301	$3,528	14.2%	$24,773
Membership income % to net warehouse club sales	1.5%			1.5%
Number of total accounts	1,167,402	106,213	10.0%	1,061,189

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the three months ended May 31, 2014, the increase in membership income reflects a growth in membership accounts. Total member accounts grew 10.0% from the prior year period, but the devaluation of the local currencies in Costa Rica and Colombia resulted in a 1.6% reduction in the membership income per member recognized. The membership renewal rate for the 12-month period ended May 31, 2014 was 85.0%.

For the nine months ended May 31, 2014, the increase in membership income reflects a growth in membership accounts and an increase in the average fee collected for new and renewing members.

Other Income

Other income consists of rental income and other miscellaneous income.

	Three Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Other income	$1,023	$114	12.5%	$909

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Other income	$2,903	$147	5.3%	$2,756

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$597,885	$42,070	100.0%	$555,815	100.0%
Less associated cost of goods	509,684	33,957	85.2%	475,727	85.6%
Warehouse gross profit margin	$88,201	$8,113	14.8%	$80,088	14.4%

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,844,746	$173,477	100.0%	$1,671,269	100.0%
Less associated cost of goods	1,575,623	150,227	85.4%	1,425,396	85.3%
Warehouse gross profit margin	$269,123	$23,250	14.6%	$245,873	14.7%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the three months ended May 31, 2014, warehouse gross profit margin as a percent of sales was 34 basis points higher than the third quarter of fiscal 2013. Compared to the same period a year ago, the net warehouse margins benefited from increased slotting fees related to "end cap" placements of vendor products and supplier rebates along with lower shrink and obsolescence costs which contributed to lower cost of goods sold as a percent of net warehouse sales.

For the nine months ended May 31, 2014, warehouse gross profit margin as a percent of sales was 12 basis points lower than the nine months ended on May 31, 2013, with the higher margin percentage recorded in the current quarter offset by lower margin percentages in the first two quarters of the fiscal year compared to the same periods a year ago.

Export Sales Gross Profit Margin

	Three Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$6,577	$353	100.0%	$6,224	100.0%
Less associated cost of goods sold	6,246	339	95.0%	5,907	94.9%
Export sales gross profit margin	$331	$14	5.0%	$317	5.1%

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$19,062	$3,442	100.0%	$15,620	100.0%
Less associated cost of goods sold	18,110	3,382	95.0%	14,728	94.3%
Export sales gross profit margin	$952	$60	5.0%	$892	5.7%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the three and nine months ended May 31, 2014 and 2013, the increase in export sales gross margin dollars in fiscal year 2014 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which the Company generally earns lower margins than those obtained through its warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$53,617	9.0%	$4,196	8.5%	$49,421	8.9%

	Nine Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$158,592	8.6%	$15,116	10.5%	$143,476	8.6%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

Warehouse club operations expense as a percent of net warehouse sales in the third quarter of fiscal year 2014 increased eight basis points. The additional costs associated with the new warehouse clubs in Costa Rica (Tres Rios) and Honduras (El Sauce), which were not included in the third quarter of last year and contributed a higher level of operating expense compared to the incremental sales generated by these new warehouse clubs, outweighed the positive operating expense leverage recorded across the rest of the Company. For the nine month period, the incremental expense associated with the new warehouse clubs resulted in operating expenses remaining flat as a percent of sales at 8.6%.

General and Administrative Expenses

	Three Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$12,604	2.1%	$1,200	10.5%	$11,404	2.1%

	Nine Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$37,065	2.0%	$2,615	7.6%	$34,450	2.1%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

The expenses associated with the Company's corporate and U.S. buying operations grew 10.5% in the third quarter, primarily resulting from increased headcount within the Company's IT and U.S. buying departments required to support the growth of the Company. General and administrative expenses as a percentage of warehouse club sales remained flat at 2.1%. For the nine month period ending May 31, 2014 these expenses grew 7.6%.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended May 31,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$1,125	$600	114.3%	$525

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$1,939	$530	37.6%	$1,409

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

The Company recorded pre-opening expenses during the third quarter of fiscal year 2014 primarily related to the property lease for the new club planned for Bogota, Colombia ("Salitre"). The Company will continue to record the monthly lease expense for this land in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense. The remaining amount of pre-opening expenses in the quarter related to the Tegucigalpa, Honduras ("El Sauce") warehouse club that opened in May 2014. For the same period in the prior year, the Company recorded pre-opening expenses for costs incurred for the north Cali, Colombia ("Menga") warehouse club which opened in May 2013.

For the nine months ended May 31, 2014, the Company recorded pre-opening expenses related to the La Union, Cartago, Costa Rica ("Tres Rios") warehouse club which opened in October 2013, the Tegucigalpa, Honduras ("El Sauce") warehouse club which opened in May 2014 and the land lease for the Bogota, Colombia warehouse club. For the same period in the prior year, the Company recorded pre-opening expenses related to the opening of the south Cali, Colombia ("Canas Gordas") warehouse club which opened in October 2012 and the north Cali, Colombia ("Menga") warehouse club which opened in May 2013.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended May 31,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$558	$309	124.1%	$249

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$746	$393	111.3%	$353

Operating Income

	Three Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$31,203	5.2%	$2,714	9.5%	$28,489	5.1%

	Nine Months Ended May 31,
	2014				2013
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$102,937	5.6%	$8,331	8.8%	$94,606	5.7%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the three months ended May 31, 2014, operating income improved $2.7 million compared to the prior year period, primarily due to higher sales and related merchandise margins and higher membership income. As a percentage of sales, operating income increased nine basis points, primarily resulting from higher merchandise margins. For the nine months ended May 31, 2014, operating income improved $8.3 million compared to the prior year period. As a percentage of sales, operating income was 5.6% compared to 5.7% a year ago.

Interest Expense

	Three Months Ended May 31,
	2014		2013
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,090	$137	$953
Interest expense related to hedging activity	405	(77)	482
Capitalized interest	(452)	556	(1,008)
Net interest expense	$1,043	$616	$427

	Nine Months Ended May 31,
	2014		2013
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$2,743	$(156)	$2,899
Interest expense related to hedging activity	1,169	(172)	1,341
Capitalized interest	(945)	344	(1,289)
Net interest expense	$2,967	$16	$2,951

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

Interest expense reflects borrowings by the Company's wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations, and ongoing working capital requirements.

The increase for the three months ended May, 31, 2014 was primarily due to an increase in the amounts of long-term loans outstanding during the period and a smaller portion of interest expense being capitalized in connection with the construction of warehouse clubs in Colombia. For the nine months ended May 31, 2014, the interest expense remained flat from a year ago, with lower interest expense on loans and lower interest expense related to hedging activity being offset by a lower level of offset for capitalized interest compared with the same period in the prior year. Additionally, there was a slight decrease in net interest expense incurred related to third-party loans due to lower interest rates.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended May 31,
	2014		2013
	Amount	Increase from prior year	Amount
Other income (expense), net	$489	$1,274	$(785)

	Nine Months Ended May 31,
	2014		2013
	Amount	Increase from prior year	Amount
Other income (expense), net	$1,512	$2,563	$(1,051)

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

For the third quarter of fiscal year 2014, the Company recorded a net currency gain of $489,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of the Company's various subsidiaries and offset by the cost associated with non-deliverable forwards in Colombia to manage currency risk. The gain in the current period primarily related to the net U.S. dollar asset position held by the Company’s Costa Rican subsidiary at a time when the colon devalued thereby resulting in a revaluation gain. In the year ago period, the Company incurred a $785,000 loss.

Provision for Income Taxes

	Three Months Ended May 31,
	2014		2013
	Amount	Change from prior year	Amount
Current tax expense	$9,457	$1,028	$8,429
Net deferred tax provision (benefit)	77	(576)	653
Provision for income taxes	$9,534	$452	$9,082
Effective tax rate	30.9%		32.9%

	Nine Months Ended May 31,
	2014		2013
	Amount	Change from prior year	Amount
Current tax expense	$31,595	5,097	$26,498
Net deferred tax provision (benefit)	(560)	(2,316)	1,756
Provision for income taxes	$31,035	$2,781	$28,254
Effective tax rate	30.4%		30.8%

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

The variance in the effective tax rate for the three-month period ended on May 31, 2014 compared to the same period of the prior year was primarily attributable to a 2.8% favorable impact resulting from a greater proportion of income falling into low tax jurisdictions and a favorable impact of 1.8% resulting from the reduction in valuation allowance against net deferred tax assets of the Company’s Colombia subsidiary offset by 1.7% due to permanent adjustments relating to the tax effect of foreign currency exchange gains/losses.

The variance in the effective tax rate for the first nine months of the period ended on May 31, 2014 compared to the same period of the prior year was primarily attributable to the favorable impact of 1.1% resulting from a greater proportion of income falling into low tax jurisdictions, the favorable impact of 1.1% resulting from the reduction in valuation allowance against net deferred tax assets of the Company’s Colombia subsidiary, and the offsetting impact of 0.9% due to permanent adjustments relating to the tax effect of foreign currency exchange gains/losses.

Net Income

	Three Months Ended May 31,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Net income	$21,320	$2,781	15.0%	$18,539

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Net income	$71,030	$7,604	12.0%	$63,426

Other Comprehensive Income (Loss)

	Three Months Ended May 31, 2014
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$2,591	$2,443	1,650.7%	$148

	Nine Months Ended May 31,
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(8,848)	$(5,374)	154.7%	$(3,474)

Comparison of Three and Nine Months Ended May 31, 2014 and 2013

Other comprehensive income/loss for the three and nine month periods ended May 31, 2014 resulted primarily from foreign currency translation adjustments related to the assets, liabilities, revenue, costs and expenses of the Company’s subsidiaries and the recording of the unrealized gains (losses) on change in fair value of interest rate swaps. When the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

For the three months ended May 31, 2014 the Company recorded approximately $3.9 million in other comprehensive income due to foreign currency translations and other comprehensive losses related to the change in fair value of interest rate swaps for approximately $1.3 million, net of tax. For the nine months ended May 31, 2014, the Company recorded approximately $8.4 million in other comprehensive losses due to foreign currency translations and other comprehensive losses related to the change in fair value of interest rate swaps for approximately $421,000, net of tax.

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

The following table summarizes the cash and cash equivalents held by foreign subsidiaries and domestically by the Company (in thousands). Repatriation of cash and cash equivalents held by foreign subsidiaries may require the Company to accrue and pay taxes. The Company has no plans at this time to repatriate cash through the payment of cash dividends by the foreign subsidiaries to the Company and, therefore, has not accrued taxes that would be due from repatriation.

	May 31, 2014	August 31, 2013
Cash and cash equivalents held by foreign subsidiaries	$93,401	$75,108
Cash and cash equivalents held domestically	30,358	46,766
Total cash and cash equivalents	$123,759	$121,874

The Company’s cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2014	May 31, 2013
Net cash provided by (used in) continuing operating activities	$76,193	$66,936
Net cash provided by (used in) investing activities	(84,296)	(52,863)
Net cash provided by (used in) financing activities	14,764	(10,792)
Effect of exchange rates	(4,776)	(2,121)
Net increase (decrease) in cash and cash equivalents	$1,885	$1,160

The Company’s net cash provided by (used in) operating activities for the nine months ended May 31, 2014 and 2013 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2014	May 31, 2013	2014 to 2013
Net income	$71,030	$63,426	$7,604
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	20,932	17,943	2,989
(Gain) loss on sale of property and equipment	746	356	390
Deferred income taxes	1,869	2,143	(274)
Stock-based compensation expenses	3,397	3,583	(186)
Other non-cash operating activities	(1)	6	(7)
Net non-cash related expenses	26,943	24,031	2,912
Net income from operating activities reconciled for non-cash operating activities	97,973	87,457	10,516
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(11,246)	667	(11,913)
Changes in merchandise inventories	(13,280)	(19,880)	6,600
Changes in accounts payable	2,746	(1,308)	4,054
Net cash provided by (used in) operating activities	$76,193	$66,936	$9,257

Net cash provided by operating activities for the period was a result of cash generated from operating activities and the addition of cash for reconciled non-cash activities. The cash generated was offset by cash utilized to support higher merchandise inventory levels required to generate planned sales growth and the addition of two new warehouse clubs. The Company also used cash for increases in operating assets and liabilities related to increases in prepaid freight expenses, increases in local income tax prepayments and prepayments on value added taxes that are related to the increases in inventory. The use of cash associated with increases in inventory normally is partially offset by increases in accounts payable related to such inventory acquisitions. However, in the current operating period the Company increased its inventory level to support an added warehouse and higher sales volumes, resulting in an increase in the use of cash associated with the changes in inventory and accounts payable. Net income adjusted for non-cash related activities increased $10.5 million in the current nine-month period over the same period in fiscal year 2013 primarily as a result of higher sales, gross profits and membership income growth.  This $10.5 million increase was offset by $1.3 million of additional cash used in the current period for changes in inventory, operating assets, liabilities and accounts payable.

The Company's use of cash in investing activities for the nine months ended May 31, 2014 and 2013 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2014	May 31, 2013	2014 to 2013
Cash used for additions of property and equipment:
Land acquisitions	$21,243	$11,412	$9,831
Deposits for land purchase option agreements	850	—	850
Warehouse club expansion, construction, and land improvements	33,349	25,671	7,678
Acquisition of fixtures and equipment	28,182	15,300	12,882
Proceeds from disposals of property and equipment	(78)	(70)	(8)
Capital contribution to joint ventures	750	550	200
Net cash flows used by (provided in) investing activities	$84,296	$52,863	$31,433

Net cash used in investing activities increased in the first nine months of fiscal year 2014 compared to the first nine months of fiscal year 2013 by approximately $31.4 million primarily due to an increase in cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios"), the construction and completion of a warehouse club in Tegucigalpa, Honduras ("El Sauce"), the purchase of land and the ongoing construction of warehouse clubs on the land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia, the ongoing construction of a warehouse club in the city of Bogota, Colombia on land the Company has leased in Bogota, Colombia and the addition of fixtures and equipment for these warehouse clubs.

Cash used in investing activities for the first nine months of fiscal year 2013 consisted primarily of expenditures for the construction of the two warehouse clubs in Cali, Colombia, the continued acquisition of fixtures and equipment for the two warehouse clubs in Cali, Colombia, the purchase of land for the purpose of building and operating warehouse clubs in Costa Rica and Honduras, the start up of construction of the warehouse club in Costa Rica, the addition of fixtures and equipment for existing warehouse clubs, and capital contributions by the Company for the joint ventures during the first nine months of fiscal year 2013.

The Company incurs approximately $30.0 million in normal annual capital expenditures for on-going replacement of equipment and building and leasehold improvements.  Additionally, the Company has either commitments or plans for capital spending for previously announced new warehouse club construction of approximately $32.5 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet approximately $1.3 million in restricted cash deposits and prepaid expenses.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $31.0 million.

Net cash used by financing activities for the nine months ended May 31, 2014 and 2013 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2014	May 31, 2013	2014 to 2013
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$28,344	$163	$28,181
Cash dividend payments	(10,570)	(9,065)	(1,505)
Proceeds from exercise of stock options and the tax benefit related to stock options	1,591	1,396	195
Purchase of treasury stock related to vesting of restricted stock	(4,601)	(3,286)	(1,315)
Net cash provided by (used in) financing activities	$14,764	$(10,792)	$25,556

Net cash provided by loan activities increased approximately $28.2 million in the first nine months of fiscal year 2014 over the same period in fiscal year 2013 as the Company received cash from two additional loans entered into by the Company's Panama subsidiary and Honduras subsidiary for approximately $24.0 million and $13.7 million, respectively. The Company also received additional cash from financing activities when compared to the same nine-month period in the prior year from the release of restricted cash related to loans of approximately $6.0 million. These amounts were offset by repayments of long-term loans of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and a long-term loan of approximately $3.5 million under the loan agreement entered into by the Company's Panama subsidiary on September 11, 2010, with MetroBank,S.A. In addition, the nine month year on year comparison of cash provided by financing activities takes into account the Company recording in fiscal year 2013 loans entered into by its Barbados subsidiary for approximately $3.9 million pursuant to a loan agreement with Citi Corp Merchant Bank Limited.

Net cash provided by financing activities from loan activities in the first nine months of fiscal year 2013 reflects the Company's Barbados subsidiary entering into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BB$8.0 million (Eight Million Barbados Dollars), approximately U.S. $3.9 million. The release of restricted cash for approximately $2.0 million associated with prior loans in Honduras also contributed to net cash provided by financing activities. These increases in cash were offset by cash used for regularly scheduled payments on loans during the period for approximately $5.8 million and increased restricted cash for approximately $3.1 million related to the purchase of property in Honduras.

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

Financing Activities

On March 31, 2014, the Company's Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of the Company's Panama subsidiary. The purpose of the loan is to repay borrowings due to MetroBank, S.A. of $3.2 million and to fund the Company's warehouse club expansion plans. During April 2014, the Company drew down $24.0 million of the $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $3.2 million.
On March 31, 2014, the Company's Panama subsidiary entered into a loan renewal agreement with The Bank of Nova Scotia renewing for an additional five years a 5.5% fixed rate loan originally entered into on August 21, 2009. The balance on the loan as of May 31, 2014 is $5.25 million and on August 21, 2014 will be $5.0 million. The renewal agreement will become effective on August 21, 2014. The renewal agreement establishes a credit facility of $5.0 million at a variable interest rate of 30-day LIBOR plus 2.5% with a floor of 5.5%, for a five year term, with monthly principal and interest payments. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.
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

The Company is also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. Currently, these contracts do not contain any credit-risk-related contingent features.  These contracts do not qualify for derivative hedge accounting. The forward currency hedges are not effective cash flow hedges because the notional amount and maturity date of the forward contract does not coincide with the accounts payable balance and due dates.  The hedge ineffectiveness is measured by use of the “hypothetical derivative method,” and the Company records the changes in the fair value of the forward contract related to the re-measurement of the payable at spot exchange rates as exchange rate gains or losses.  The implied interest rate included within the forward contract is reflected in earnings as interest expense.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2014:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014.	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	8,900,000	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

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

Derivative designated as cash flow	May 31, 2014		August 31, 2013
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)(2)	Prepaid expenses and current assets	$378	Prepaid expenses and current assets	$—
Cross currency interest rate swaps(1)(2)	Other non-current assets	729	Other non-current assets	1,505
Interest rate swaps(3)	Other long-term liabilities	(28)	Other long-term liabilities	(14)
Cross currency interest rate swaps(1)(4)	Other long-term liabilities	(76)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$1,003		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/ loss for $(596,000) and $(1.0) million as of May 31, 2014 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(435,000) and $(497,000) as of May 31, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $19,000 and $10,000 net of tax as of May 31, 2014 and August 31, 2013, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $9,000 and $4,000 as of May 31, 2014 and August 31, 2013, respectively. There were no interest rate swaps outstanding as of May 31, 2014.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

The Company enters from time to time into non-deliverable forward exchange contracts; as of May 31, 2014 and August 31, 2013 no open amounts for non-deliverable forward foreign exchange contracts were recorded.

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and are guaranteed by the Company as summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2014	$35,895	$—	$398	$35,497	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

As of May 31, 2014, the Company had approximately $25.0 million of short-term facilities in the U.S. that require the Company to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2014 and August 31, 2013, the Company was in compliance with respect to these covenants.
As of May 31, 2014 and August 31, 2013, the Company, together with its wholly owned subsidiaries, had $94.1 million and $73.0 million, respectively, outstanding in long-term borrowings. The increase during the fiscal year primarily relates to two additional loans entered into by the Company's Panama subsidiary and Honduras subsidiary for approximately $24.0 million and $13.7 million, respectively, offset by the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by the Company's Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York, the repayment of a long-term loan of approximately $3.2 million under the loan agreement entered into by the Company's Panama subsidiary on September 11, 2010 with MetroBank,S.A. and regularly scheduled loan payments during the period of approximately $6.1 million. Translation adjustments also decreased long-term debt, primarily due to the translation of foreign-currency-denominated debt of subsidiaries whose functional currency is not the U.S. dollar for approximately $730,000. These foreign currency translation adjustments are recorded within Other comprehensive income. The carrying amount of the non-cash assets assigned as collateral for long-term debt was $86.6 million and $55.2 million as of May 31, 2014 and August 31, 2013, respectively. The carrying amount of the cash assets assigned as collateral for long-term debt was $24.9 million and $33.8 million as of May 31, 2014 and August 31, 2013, respectively.

As of May 31, 2014 and August 31, 2013, the Company had approximately $68.8 million and $55.9 million, respectively, of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios.  During the fourth quarter, the Company determined that its Barbados subsidiary was not in compliance with a financial covenant  that is measured and reported on an annual basis at the end of the Company’s fiscal year.  The Company obtained a written waiver from the bank on the annual measurement and reporting for this covenant with respect to any non-compliance for fiscal year 2013 and is in the process of amending the financial covenants within the underlying contract for the long-term loans in the Barbados subsidiary. As of May 31, 2014 and August 31, 2013, the Company was in compliance with all covenants or had received a written waiver from the bank with respect to any non-compliance.

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

	Nine Months Ended
	May 31, 2014	May 31, 2013
Shares repurchased	48,808	42,434
Cost of repurchase of shares (in thousands)	$4,601	$3,286

The Company has reissued treasury shares as part of its stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented:

Nine Months Ended
	May 31, 2014	May 31, 2013
Reissued treasury shares	—	—

Critical Accounting Estimates

The preparation of the Company's consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of the Company’s accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, taxes and long-lived assets.  The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on the Company's financial condition and results of operations.

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

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of May 31, 2014, the Company evaluated its deferred tax assets and liabilities and determined that a valuation allowance is necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

The Company had U.S. federal and state tax net operating loss carry-forwards, or NOLs, at May 31, 2014 of approximately $15.3 million and $7.9 million, respectively. In calculating the tax provision, and assessing the likelihood that the Company will be able to utilize the federal deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. Because of the Company's U.S. income from continuing operations and based on projections of future taxable income in the United States, the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize all of its U.S. federal NOLs by generating sufficient taxable income during the carry-forward period. However, if the Company does not achieve its projections of future taxable income in the United States, the Company could be required to take a charge to earnings related to the recoverability of these deferred tax assets. Due to the deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there are annual limitations in the amount of U.S. taxable income that may be offset by NOLs. The NOLs generated prior to the deemed ownership change date are limited on an annual basis. The Company made a single sales factor election on its California tax returns for fiscal year 2012 and 2013, after which time application is mandatory. Application of the single sales factor significantly reduced the California apportionment factor and, therefore, California taxable income. As a result, the Company maintains a valuation allowance on substantially all of its California NOLs. The Company had net foreign deferred tax assets of $9.6 million and $9.8 million as of May 31, 2014 and August 31, 2013, respectively.
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
The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on May 31, 2014 and August 31, 2013. However, during the nine-months ended May 31, 2014, the Company was required to make a payment to the government in one country with respect to an income tax case that it is currently appealing, but the Company believes it will eventually prevail.  The total amount remitted to the government on this case as of this date is $2.6 million.  This amount has been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on this case. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

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

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and based on recent favorable jurisprudence on this matter, expects to prevail. Additionally, the government has recently began an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, the Company has not placed an allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $4.9 million and $4.3 million as of May 31, 2014 and August 31, 2013, respectively.

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

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers.

In May 2014, the FASB issued amended guidance on contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The guidance requires an entity to recognize revenue on contracts with customers to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires that an entity depict the consideration by applying the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of May 31, 2014.

Annual maturities of Long-Term Debt, and Derivatives are as follow (in thousands):

	Twelve months ended May 31,
	(Amounts in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	$9,516	$4,462	$899	$899	$899	$2,398	$19,073
Weighted-average interest rate	6.69%	7.49%	8.00%	8.00%	8.00%	8.00%	7.47%
Long-term debt with variable interest rate	$6,226	$20,714	$14,506	$6,801	$17,701	$9,074	$75,022
Weighted-average interest rate	4.64%	4.53%	5.72%	6.14%	6.27%	9.60%	5.62%
Total Long-Term Debt	$15,742	$25,176	$15,405	$7,700	$18,600	$11,472	$94,095

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	—	—	—	—	$23,770	—	$23,770
Weighted-average pay rate	—%	—%	—%	—%	4.98%	—%	4.98%
Weighted-average receive rate	—%	—%	—%	—%	3.65%	—%	3.65%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$8,000	$16,000	$8,000	—	—	—	$32,000
Weighted-average pay rate	4.79%	5.75%	6.02%	—%	—%	—%	5.58%
Weighted-average receive rate	0.93%	0.93%	0.83%	—%	—%	—%	0.90%

The Company also carries investments in cash-equivalent instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent instruments that are sensitive to changes in interest rates.

	Twelve months ended May 31,
	(Amount in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	$16,000	$8,000	—	—	—	$24,000
Weighted-average interest rate	—%	0.23%	0.23%	—%	—%	—%	0.23%

Foreign Currency Risk

The Company has foreign currency risks related to its sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of May 31, 2014, the Company had a total of 33 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 26 of which operate under currencies other than the U.S. dollar. Approximately 52% of the Company's net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where PriceSmart warehouse clubs are located, but approximately 79% of the Company's net warehouse sales are in foreign currencies. The Company may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

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

	Revaluation/(Devaluation)
	Nine Months Ended May 31,
	2014	2013
Country	% Change	% Change

Colombia	1.91%	(3.33)%
Costa Rica	(9.96)%	0.01%
Dominican Republic	(0.84)%	(5.32)%
Guatemala	2.24%	1.89%
Honduras	(1.89)%	(3.49)%
Jamaica	(9.07)%	(10.54)%
Nicaragua	(3.72)%	(3.71)%
Trinidad	(0.16)%	(0.36)%

The Company seeks to manage its foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. The Company has local-currency-denominated long-term loans in Honduras and Guatemala and has cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which the Company operates. The Company reports the gains or losses associated with the revaluation of these monetary assets and liabilities on its Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the Company's countries could have a material impact on the Company's operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, the Company cannot accurately project the impact of the change in rates on the Company's future demand for imported products, reported sales, or financial results.

The Company is exposed to foreign exchange risks related to U.S. dollar-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which the Company hedges a portion of the currency risk inherent in the interest and principle payments), within entities whose functional currency is non-U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated accounts relative to hypothetical currency devaluation in the countries listed in the table above, based on balances as of May 31, 2014:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated cash, cash equivalents and restricted cash balances (in thousands)	Losses based on change in U.S. dollar denominated inter-company balances (in thousands)	Losses based on change in U.S. dollar denominated asset/liability balances, presented (in thousands)(1)
5%	$2,539	$3,463	$388
10%	$5,079	$6,926	$777
20%	$10,158	$13,853	$1,553

(1) Excludes U.S. dollar- denominated debt obligations for which the Company hedges a portion of the currency risk inherent in the interest and principal payments

The Company is also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is non-U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical currency devaluation in the countries listed in the table above, based on balances as of May 31, 2014:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$2,775	$1,229	$2,783	$13,735
10%	$5,551	$2,459	$5,566	$27,469
20%	$11,101	$4,918	$11,132	$54,939

In addition, the Company is exposed to foreign currency exchange rate fluctuations associated with its U.S. dollar- denominated debt obligations that the Company hedges. The Company hedges a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $596,000 at May 31, 2014 and approximately $1.0 million at August 31, 2013. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at May 31, 2014 would have resulted in a further increase in the value of the swaps of approximately $1.9 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at May 31, 2014 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $2.4 million.

The Company uses non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by the Company's international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. As of May 31, 2014, there are no unsettled forward contracts.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

 The following table shows the shares acquired by the Company upon purchase of restricted shares during the quarter ended May 31, 2014. Proceeds from such repurchases are withheld by the Company and used to pay withholding taxes triggered by vesting of such shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Program
March 1, 2014 - March 31, 2014	517	$101.44	—	N/A
April 1, 2014 - April 30, 2014	—	—	—	N/A
May 1, 2014 - May 31, 2014	—	—	—	N/A
Total	517	$101.44	—	$—

PRICESMART, INC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company previously reported that, in the course of voluntary enhancements to the Company’s policies and procedures relating to compliance with U.S. sanctions laws, the Company had determined that 77 of the Company’s approximately 2.2 million members were Cuban nationals, had suspended the shopping privileges of these members, and had reported the results of its investigation to the U.S. Office of Foreign Assets Control, or OFAC.  The majority of these were Cuban ambassadors, diplomats and others working in Cuban embassies or other diplomatic missions in the countries where PriceSmart has warehouse clubs. In May 2014, OFAC approved an application filed by the Company and granted a license expressly authorizing the Company to make sales to Cuban national diplomats or consular officials and their dependents who are stationed outside Cuba. The Company also reported that it had begun screening its membership list against OFAC’s list of Specially Designated Nationals (SDNs).  The Company’s screening for SDNs has been implemented with respect to current members, is ongoing, and has identified no U.S. sanctions violations to date relating to SDNs.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1*	Twenty-Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2014.

10.2*	Twenty-Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2014.

10.3*	Twenty-Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2014.

10.4	Loan Agreement dated March 7, 2014 between PriceSmart Honduras, S.A. and Banco de America Central Honduras, S.A.

10.5	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 10, 2014	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 10, 2014	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)