Form 10-K
period 2014-08-31
PRICESMART INC
filed 2014-10-30
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐    No ☑

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of the last day of the Registrant's most recently completed second fiscal quarter was $2,135,822,367 based on the last reported sale price of $101.73 per share on the NASDAQ Global Select Market on February 28, 2014.

As of October 17, 2014, 30,209,917 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Annual Report for the fiscal year ended August 31, 2014 are incorporated by reference into Part II of this Form 10-K.

Portions of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 3, 2015 are incorporated by reference into Part III of this Form 10-K.

PRICESMART, INC.

ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED AUGUST 31, 2014

i

PART I

Item 1. Business

General

This Form 10-K contains forward-looking statements concerning PriceSmart, Inc.'s (“PriceSmart”,"we", or the “Company”) anticipated future revenues and earnings, adequacy of future cash flow, projected warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including foreign exchange risks, political or economic instability of host countries, and competition, as well as those risks described in the Company's U.S. Securities and Exchange Commission reports, including the risk factors referenced in this Form 10-K. See Part I, Item 1A “Risk Factors.”

Our Company

PriceSmart owns and operates U.S.-style membership shopping warehouse clubs in Latin America and the Caribbean that offer high quality brand name and private label consumer goods at low prices to individuals and businesses. Our typical no-frills warehouse club-type buildings range in size from 48,000 to 100,000 square feet and are located primarily in and around the major cities in our markets to take advantage of dense populations and relatively higher levels of disposable income. During fiscal year 2014, average net sales per warehouse club were approximately $74.1 million. By offering our members high quality merchandise at competitive prices, we seek to reinforce the value of a PriceSmart membership. We also seek to provide above market and fair wages and benefits to all of our employees as well as a fair return to our stockholders.

Our warehouse clubs operate in developing markets that generally have had higher growth rates and lower warehouse club market penetration than in the U.S. market. In the countries in which we operate we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers, specialty stores and traditional wholesale distribution.

The numbers of warehouse clubs in operation as of August 31, 2014 for each country or territory were as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of August 31, 2014	Number of Warehouse Clubs in Operation as of August 31, 2013	Anticipated warehouse club openings in fiscal year 2015

Colombia	3	3	3
Panama	4	4	1
Costa Rica	6	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	33	31	4

During October of fiscal year 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May of fiscal year 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city of Tegucigalpa. In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We are building new warehouse clubs at these three sites, and opened the Bogota location on October 29, 2014 and plan to open the other two sites in November 2014. In September 2014, we acquired land in Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth Panama PriceSmart warehouse club is scheduled to open in the summer of 2015.

Our Competitive Strengths

We attribute our success in large part to the following competitive strengths:

High Quality, Differentiated Merchandise. The average sales across all of our warehouse clubs are comprised of approximately 52% U.S. and other internationally sourced merchandise and approximately 48% locally sourced merchandise. The high proportion of products that we import into our markets, particularly the brand-name products, differentiates us from most local retailers. In addition, the merchandise we carry, imported or locally sourced, branded or private label, is high quality and value priced.

Focus on membership. As of August 31, 2014, we had approximately 1.2 million member accounts and 2.3 million card holders. Membership fees enable us to operate our business on lower margins than conventional retail and wholesalers. Membership also reinforces customer loyalty. In turn, we enhance the value of a PriceSmart membership by selling unique and exciting merchandise at low prices along with other valuable services such as our co-branded credit card, on-line shopping, and at our food courts, high quality meals at a low cost. In the last twelve months, we have had an 84% renewal rate of our members, similar to that experienced by the major U.S. warehouse club operators.

Scalable operations and efficient distribution network. Our logistics and distribution operations are an important factor that contributes to our low cost of operations. Our primary distribution center is a 275,000 square foot warehouse located in Miami, Florida, strategically situated to service our markets. Products are shipped from suppliers throughout the world to our Miami distribution center. These products are then sorted and cross docked to containers for shipment to PriceSmart locations. More recently, we have opened distribution centers in certain of our high volume markets to improve in stocks on high volume products. In fiscal year 2014, we shipped over $1.0 billion of merchandise from the U.S. to twelve countries and one U.S. territory. Our existing infrastructure, including our management systems and distribution network, are scalable which allows us to support future sales growth and the addition of warehouse clubs in the Latin America and Caribbean markets, particularly the Colombia market.

Experienced management team with proven track record. We believe that our senior management team’s extensive experience in the warehouse club industry, which in some cases goes back to the Price Club, provides us with a competitive advantage. All of our executive officers have been with us since at least 2004, providing operational stability across the organization. The combined warehouse experience of our seven executive officers is over 185 years.

Our Growth Strategy

We are pursuing several strategies to continue our growth, including:

Increase sales and continue to leverage operating costs. Our operating efficiencies, earnings and cash flow from operations improve as sales increase. Increased sales provide greater purchasing power and often result in lower product prices from our suppliers. We are focused on increasing sales and profits in our existing warehouse clubs by attracting new members and increasing sales to existing members by stocking high quality and exciting merchandise. We are also making improvements in buildings and equipment to increase the capacity of our warehouse clubs to handle more merchandise and transactions and to enhance the shopping experience of our members. Increased sales also allows us to leverage our selling and general and administrative expenses, which allows us to further reduce prices of our merchandise to our members. During fiscal year 2014, we invested approximately $35.6 million in improvements to existing clubs.

Add new warehouse clubs. We continue to look for opportunities to open additional PriceSmart warehouse club locations in our Latin America and Caribbean markets. We believe that the Colombia market offers expansion opportunities in addition to the six PriceSmart warehouse clubs that will be in operation by the end of calendar 2015. In our Central America and Caribbean countries, where we have been operating for at least eleven years, we plan to open new warehouse clubs as the those economies grow. For example, during fiscal year 2014, we opened our third warehouse club in Honduras and our sixth membership warehouse club in Costa Rica. In September 2014, we acquired land for a fifth warehouse club in Panama.

Although we have entered into real estate leases in the past and will likely do so in the future, our preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years. In order to secure warehouse club locations, we occasionally have to purchase more land than is actually needed for the warehouse club facility. To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally plan to either sell or develop the excess property.

Our Membership Policy

We offer three types of memberships: Business, Diamond (individual), and in Costa Rica Platinum (individual) memberships. Businesses qualify for Business membership. We promote Business membership through our marketing programs and by offering certain merchandise targeted primarily to businesses such as restaurants, hotels, convenience stores, offices and institutions. Business members pay an annual membership fee of approximately the equivalent of $30 for a primary and secondary membership card and approximately $10 for additional add-on membership cards.

The Diamond membership is targeted at individuals and families. The annual fee for a Diamond membership in most markets is approximately $35 (entitling members to two cards). We increased the fee in June 2012 from approximately $30.

In October 2012, we launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. We are currently evaluating the Platinum membership program to determine if we should offer the Platinum membership in our other markets.

We recognize membership income over the 12-month term of the membership.  Deferred membership income is presented separately on the consolidated balance sheet and totaled $17.9 million and $16.5 million as of August 31, 2014 and August 31, 2013, respectively.  Our membership agreements provide that our members may cancel their membership and may receive a refund of the prorated share of their remaining membership fee if they so request.

Our Intellectual Property Rights

It is our policy to obtain appropriate proprietary rights protection for trademarks by filing applications for registration of eligible trademarks with the U.S. Patent and Trademark Office and in certain foreign countries. We rely on copyright and trade secret laws to protect our proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our employees, consultants and suppliers and other similar measures. There can be no assurance, however, that we will be successful in protecting our proprietary rights. While management believes that our trademarks, copyrights and other proprietary know-how have significant value, changing technology and the competitive marketplace make our future success dependent principally upon our employees’ technical competence and creative skills for continuing innovation.

In August 1999, we entered into an agreement with Associated Wholesale Grocers, Inc. (“AWG”) regarding the trademark “PriceSmart” and related marks containing the name “PriceSmart.” We agreed not to use the “PriceSmart” mark or any related marks containing the name “PriceSmart” in connection with the sale or offer for sale of any goods or services within AWG’s territory of operations, including the following ten states: Kansas, Missouri, Arkansas, Oklahoma, Nebraska, Iowa, Texas, Illinois, Tennessee and Kentucky. We, however, may use the mark “PriceSmart” or any mark containing the name “PriceSmart” on the internet or any other global computer network whether within or outside such territory, and in any national advertising campaign that cannot reasonably exclude the territory, and we may use the mark in connection with various travel services. AWG has agreed not to oppose any trademark applications filed by us for registration of the mark “PriceSmart” or related marks containing the name “PriceSmart,” and AWG has further agreed not to bring any action for trademark infringement against us based upon our use outside the territory (or with respect to the permitted uses inside the territory) of the mark “PriceSmart” or related marks containing the name “PriceSmart.”

Our Competition

Our international merchandising business competes with a wide range of international, regional, national and local retailers, and traditional wholesale distributors.  Our industry is highly competitive, based on factors such as price, merchandise quality and selection, warehouse location and member service.  Some of our competitors may have greater resources, buying power and name recognition.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators.  However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, and specialty stores, including those within Latin America that are owned and operated by a large U.S. based retailer.  We have competed effectively in these markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format.  We have noted that certain retailers are making investments in upgrading their locations within our markets.  These actions may result in increased competition within our markets.  Further, it is possible that additional U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.

Our Employees

As of August 31, 2014, we had a total of 6,772 employees. Approximately 95% of our employees were employed outside of the United States, and approximately 1,825 employees are represented by Unions. All remaining employees are non-union. We consider our employee relations to be very good.

 Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality in our markets. In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of economic and political events in our markets, the timing of holidays, weather, the timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more or less expensive in local currencies and therefore more or less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

Working Capital Practices

Information about our working capital practices is incorporated herein by reference to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic areas is incorporated herein by reference to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Net Warehouse Club Sales by Segments” and Part II, Item 8 “Financial Statements and Supplementary Data Segment: Notes to Financial Statements, Note 15-Segments.”

Other Information

     PriceSmart, Inc. was incorporated in the State of Delaware in 1994.  Our principal executive offices are located at 9740 Scranton Road, San Diego, California 92121.  Our telephone number is (858) 404-8800.  Our website home page on the Internet is www.pricesmart.com.  We make our website content available for information purposes only.  It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the stockholders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations section of our website under “SEC Filings.” All of our filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will make available our annual report on Form 10-K and our annual Proxy Statement for the fiscal year 2014 at the internet address http://materials.proxyvote.com/741511 as soon as reasonably practicable after electronically filing such material with or furnishing it to the SEC.

Item 1A. Risk Factors

In evaluating the Company’s business, you should consider the following discussion of risk factors, in addition to other information contained in this report and in the Company’s other public filings with the U.S. Securities and Exchange Commission.  Any such risks could materially and adversely affect our business, financial condition, results of operations, cash flow and prospects. However, the risks described below or incorporated by reference herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations, cash flow and prospects.

Our financial performance is dependent on international operations, which exposes us to various risks.

Our international operations account for nearly all of our total revenues. Our financial performance is subject to risks inherent in operating and expanding our international membership warehouse club business, which include:

•	changes in, and inconsistent enforcement of laws and regulations, including those related to tariffs and taxes;

•	the imposition of foreign and domestic governmental controls, including expropriation risks;

•	trade restrictions;

•	difficulty and costs associated with international sales and the administration of an international merchandising business;

•	greater levels of crime and security concerns than in the U.S.;

•	product registration, permitting and regulatory compliance;

•	volatility in foreign currency exchange rates;

•	and general political as well as economic and business conditions.

Circumstances relating to these risks may arise, which may then result in disruption to our sales, banking transactions, operations, merchandise shipments, and currency exchange rates, any of which could have a material adverse effect on our business and results of operations.

Any failure by us to manage our widely dispersed operations could adversely affect our business.

As of August 31, 2014, the Company had in operation 33 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica; four each in Panama and Trinidad; three each in Guatemala, Honduras, Colombia and in the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands).  We will need to continually evaluate the adequacy of our existing infrastructure, systems and procedures, financial controls, inventory controls and safety controls and make upgrades from time to time. Moreover, we will be required to continually analyze the sufficiency of our inventory distribution channels and systems and may require additional or expanded facilities in order to support our operations. We may not adequately anticipate all the changing demands that will be imposed on these systems. Any inability or to effectively update our internal systems or procedures as required could have a material adverse effect on our business, financial condition and results of operations.

We face significant competition.

Our international warehouse club business competes with exporters, importers, wholesalers, local retailers and trading companies in various international markets. Some of our competitors have greater resources, buying power and name recognition than we have.  In the countries in which we operate, we do not currently face direct competition from U.S. membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Latin America that are owned and operated by a large U.S.-based retailer. We have noted that certain retailers are making investments in upgrading their locations which may result in increased competition. Further, it is possible that current U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format.  We may be required to implement price reductions to remain competitive if any of our competitors reduce prices in any of our markets. Moreover, our ability to operate profitably in our markets, particularly small markets, may be adversely affected by the existence or entry of competing warehouse clubs or discount retailers. During fiscal year 2013, a regional competitor entered into our Barbados market. We responded to that entry by implementing price reductions during the past year to maintain our competitive position thereby reducing our margins and overall profitability within this market. We expect to maintain these price reductions into fiscal year 2015. In addition, Wal-Mart announced that it intends to invest $1.1 billion in its Mexico and Central America markets, which could adversely impact our ability to compete within the Central America market.

Future sales growth depends, in part, on our ability to successfully open new warehouse clubs.

    Sales growth at the existing warehouse clubs can be impacted by, among other things, the physical limitations of the warehouse clubs, which restrict the amount of merchandise that can be safely stored and displayed in the warehouse clubs and the number of members that can be accommodated during business hours. As a result, sales growth will depend, in part, upon our acquiring suitable sites for additional warehouse clubs. Land for purchase or lease, or buildings to be leased, in the size and locations in those markets that would be suitable for new PriceSmart warehouse clubs may be limited in number or not be available or financially feasible. In this regard, we compete with other retailers and businesses for suitable locations. Additionally, local land use and other regulations restricting the construction and operation of our warehouse clubs and environmental regulations may impact our ability to find suitable locations, and increase the cost of constructing, leasing and operating our warehouse clubs. We have experienced these limitations in Colombia and in some of our existing markets, which has negatively affected our growth rates in those markets. Limitations on the availability of appropriate sites for new warehouse clubs in the areas targeted by us could have a material adverse effect on the future growth of PriceSmart.

In some cases, we have more than one warehouse club in a single metropolitan area, and we may open new warehouse clubs in certain areas where we already have warehouse clubs. A new warehouse club in an area already served by existing warehouse clubs may draw members away from existing warehouse clubs and adversely affect comparable warehouse club sales performance. We experienced this adverse effect on comparable sales for existing warehouse clubs recently within our Costa Rica and Honduras markets when we opened one new warehouse club in each of these markets in areas that already had an existing warehouse club.

We also intend to open warehouse clubs in new markets. The risks associated with entering a new market include potential difficulties in attracting members due to a lack of familiarity with us and our lack of familiarity with local member preferences. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. As a result, our new warehouse clubs might not be successful in new markets.

We might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share.

Our success depends, in part, on our ability to identify and respond to trends in demographics and changes in consumer preferences for merchandise. It is difficult to consistently and successfully predict the products and services our members will demand. Failure to timely identify or respond effectively to changing consumer tastes, preferences or spending patterns could adversely affect our relationship with our members, the demand for our products and our market share. If we are not successful at predicting sales trends and adjusting purchases accordingly, we might experience a reduction in sales and/or have excess inventory resulting in additional markdowns, which could have an adverse effect on margins (net sales less merchandise costs) and operating income.

Although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience.

Online sales currently represent a small fraction of the total sales in our markets of the types of merchandise we offer, but online shopping may become more prevalent in our markets as we and our competitors begin to offer more opportunities for online shopping and as delivery systems in our markets improve.  While major international online retailers have not established a significant presence in any of our markets, it is possible that they or smaller regional companies will offer online shopping in our markets.  In most markets, our members can order products from our website that are shipped from the U.S. to the members local warehouse club for pickup.  In Colombia, members in certain markets can order items for delivery to them from our warehouse clubs.  We continue to invest in our websites and systems with the long-term objective of offering our members a seamless multichannel experience.  If we do not successfully develop and maintain a relevant multichannel experience for our members, our ability to compete and our results of operations could be adversely affected.

We face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs.

Our warehouse clubs typically import nearly half or more of the merchandise that they sell. This merchandise originates from various countries and is transported over long distances, typically over water, which results in:

•	substantial lead times needed between the procurement and delivery of product, thus complicating merchandising and inventory control methods;

•	the possible loss of product due to theft or potential damage to, or destruction of, ships or containers delivering goods;

•	product markdowns as a result of its being cost prohibitive to return merchandise upon importation;

•	product registration, tariffs, customs and shipping regulation issues in the locations we ship to and from; and

•	ocean freight and duty costs.

Moreover, each country in which we operate has different governmental rules and regulations regarding the importation of foreign products. Changes to the rules and regulations governing the importation of merchandise may result in additional delays, costs or barriers in our deliveries of products to our warehouse clubs or may affect the type of products we select to import. In addition, only a limited number of transportation companies service our regions. The inability or failure of one or more key transportation companies to provide transportation services to us, any collusion among the transportation companies regarding shipping prices or terms, changes in the regulations that govern shipping tariffs or the importation of products, or any other disruption to our ability to transport our merchandise could have a material adverse effect on our business and results of operations.

 We are exposed to weather and other natural disaster risks.

Our operations are subject to volatile weather conditions and natural disasters, such as earthquakes and hurricanes, which are encountered in the regions in which our warehouse clubs are located and which could result in significant damage to, destruction of, or temporary closure of, our warehouse clubs. Warehouse club closures associated with heavy rains, local flooding and government advisories to stay off the roads during a natural disaster, such as a hurricane, could result in many days of lost sales. Similar risks could negatively affect our business if they were to arise in other points on our international merchandise distribution chain, in particular our distribution centers or ports of origin or destination. Losses from business interruption may not be adequately compensated by insurance and could have a material adverse effect on our business, financial condition and results of operations.

General economic conditions could adversely impact our business in various respects.

A slowdown in the economies of one or more of the countries in which we operate or adverse changes in economic conditions affecting discretionary consumer spending, such as employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, tax rates and consumer spending patterns in each of our foreign markets, may adversely affect our business by reducing overall consumer purchasing power and could negatively impact our growth, sales and profitability. In addition, a significant decline in the economies of the countries in which our warehouse clubs are located may lead to increased governmental ownership or regulation of the economy, higher interest rates, increased barriers to entry such as higher tariffs and taxes, and reduced demand for goods manufactured in the United States.  Factors such as declining expatriate remittances, reduced tourism, and less foreign investment could negatively impact the economies of Latin America and the Caribbean. The potential for economic instability, the impact of a global recession and its duration, the potential for failures or realignments of financial institutions and the related impact on available consumer credit could have a material adverse effect on our financial condition and results of operations. We have experienced recent economic slowdowns within our Costa Rica, Barbados, Jamaica and Honduras markets. These slowdowns have affected our business by reducing the purchasing power of our members within these markets, impacting our growth of sales and profitability within these markets.

We are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties.

We have important ongoing relationships with various third-party suppliers of services and merchandise. These include, but are not limited to, local and regional merchandise suppliers, information technology suppliers, warehouse facilities and equipment suppliers, financial institutions, credit card issuers and processors, and lessors. Significant changes in the relationships or the agreements that govern the terms through which business is conducted could adversely affect our ability to purchase merchandise in sufficient quantities and at competitive prices, which could have a material adverse effect on our business, financial condition and results of operation. In this regard, the manner in which we acquire merchandise, either directly from the parent company or through a local subsidiary or distributor, is subject to change from time to time based on changes initiated by the supplier and for reasons beyond our control. Significant changes or disruptions in how we acquire merchandise from these suppliers could negatively affect our access to such merchandise, as well as the cost of merchandise to us and hence our members, which could have a material adverse effect on our business and results of operations.

Additionally, our suppliers are subject to risks, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, regulatory compliance with local and international agencies and general economic and political conditions that could limit their ability to timely provide us with acceptable merchandise, which could adversely affect our business. Furthermore, one or more of our suppliers might fail to comply with appropriate production, labor, environmental and other practices, as well as quality control, legal or regulatory standards. We might not identify any such deficiencies, which could lead to litigation and recalls, damage our reputation and our brands, increase our costs, and otherwise adversely impact our business.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations.

Given the number of individual transactions we have each year, we seek to maintain uninterrupted operation of our business-critical computer systems. Our computer systems, including back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, catastrophic events such as fires, earthquakes, tornadoes and hurricanes, and errors by our employees. If our computer systems and back-up systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems could have a material adverse effect on our business or results of operations.

We could be subject to additional tax liabilities.

We are required to file federal and state tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which affects the amount of tax paid by us. We, in consultation with our tax advisors, base our tax returns on interpretations that we believe to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various taxing authorities in the jurisdictions in which we file our returns. As part of these reviews, a taxing authority may disagree with respect to the interpretations we used to calculate our tax liability and therefore require us pay additional taxes. In addition, we compute our income tax provision based on enacted tax rates in the countries in which we operates. As the tax rates vary among countries, a change in earnings attributable to the various jurisdictions in which we operates could result in an unfavorable change in our overall tax provision. Reviews, interpretations and changes in earnings within jurisdictions could have a material adverse effect on our financial condition and results of operations.

Examples of unresolved tax disputes are as follows:

•
The Company has unresolved tax disputes, as of August 31, 2014, for which the Company has accrued a net liability of $4.1M for tax matters, $3.1M of which relates to various non-income tax related contingencies, and $1.0M relates to potential net liability for income taxes associated with uncertain tax benefits reduced by timing adjustments which are recorded as deferred income taxes.

•	Prepayments for tax assessments in two countries that the Company is appealing were recorded for approximately $4.2 million.

•
Subsequent to the fiscal year ended August 31, 2014, one of the Company’s subsidiaries received provisional assessments for $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  This subsidiary also received a provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges, due to the lack of withholding.  Based on our interpretation of local law, rulings and jurisprudence (including Supreme Court precedence with respect to the deductibility assessment) we expect to prevail in both instances and accordingly did not record a provision for these assessments.

A few of our stockholders own approximately 28.1% of our voting stock as of August 31, 2014,which may make it difficult to complete some corporate transactions without their support and may impede a change in control.

Robert E. Price, the Company’s Chairman of the Board, and affiliates of Mr. Price, including Price Charities, The Price Group, LLC and various trusts, collectively beneficially own approximately 28.1% of our outstanding shares of common stock. As a result of their beneficial ownership, these stockholders have the ability to significantly affect the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our inability to develop and retain existing key personnel or to attract highly qualified employees could adversely impact our business, financial condition and results of operations.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such person(s) could have a material adverse effect on our business. We must develop and retain a growing number of qualified employees, while controlling related labor costs and maintaining our core values. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to adequately develop, retain and attract highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations. We do not maintain key man insurance.

 We are subject to volatility in foreign currency exchange rates.

As of August 31, 2014, we had a total of 33 warehouse clubs operating in 12 foreign countries and one U.S. territory, 26 of which operate under currencies other than the U.S. dollar. For fiscal year 2014, approximately 79% of our net warehouse club sales were in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies. We therefore are subject to both economic and political instabilities that can cause volatility in foreign currency exchange rates or weak economic conditions. Devaluing local currencies compared to the U.S. dollar could negatively impact the purchasing power of our members in those countries.  For example, in February 2014, the Costa Rican Colone devalued approximately 10% compared to the U.S. dollar, which negatively affected sales in that market. Volatility and uncertainties regarding the currencies and economic conditions in the countries where we operate could have a material impact on our operations in future periods.

We face the risk of exposure to product liability claims, a product recall and adverse publicity.

We market and distribute products purchased from third-party suppliers and products prepared by us for resale, including meat, dairy and other food products, which exposes us to the risk of product liability claims, a product recall and adverse publicity. We may inadvertently redistribute food products or prepare food products that are contaminated, which may result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. We generally seek contractual indemnification and proof of insurance from our major suppliers and carry product liability insurance for all products sold to our members by us. However, if we do not have adequate insurance or contractual indemnification available, product liability claims relating to products that are contaminated or otherwise harmful could have a material adverse effect on our ability to successfully market our products and on our financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, financial condition and results of operations.

If we do not maintain the privacy and security of confidential information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Misappropriation and misuse of confidential information we gather and retain, including certain information about our members, our vendors, our employees and our company, could have a material adverse effect on our business, financial condition and results of operations.

We receive and retain much of this confidential information on our computer systems, and we may at times electronically transmit portions of this confidential information to third parties, who will then store it on their systems or at their facilities. Because the techniques used to obtain unauthorized access to computer systems change frequently and may not immediately produce signs of intrusion, we and these third parties may be unable to anticipate such techniques or timely cause adequate preventative measures to be implemented, and as a result the security of our systems, and those of such third parties, may be compromised. A compromise of systems that contain confidential information about our members, our vendors, our employees or our company, which results in confidential information being wrongfully utilized by unauthorized persons, could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity. Litigation against us and the imposition of penalties may also result from such misappropriation of personal and business information. In addition, a security breach or compromise of these systems could require that we expend significant additional resources on and modifications of security protocols of our computer systems, which in turn could result in a disruption of our operations, and adversely affect our business.

Additionally, the use of individually identifiable data is regulated in the United States and in our operating countries. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. Further, if we, or those with whom we share or store information, fail to comply with these laws and regulations our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk as a result of non-compliance.

We are subject to payment related risks.

We rely on third parties to provide payment transaction processing services, including the processing of credit and debit cards and the processing of payments to vendors. Our business could be disrupted if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association rules and network operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change over time. If we fail to comply with these rules or transaction processing requirements, we may not be able to accept certain payment methods. In addition, if our internal systems are breached or compromised, we may be liable for banks’ compromised card re-issuance costs, subject to fines and higher transaction fees and lose our ability to accept credit and/or debit card payments from our members, and our business and operating results could be adversely affected.

Changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, estimates and judgments by our management. These include, but are not limited to, revenue recognition, impairment of long-lived assets, goodwill, merchandise inventories, vendor rebates and other vendor consideration, income taxes, unclaimed property laws and litigation, and other contingent liabilities. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

We face increased public company compliance risks and compliance risks related to our international operations.

In the United States and within the international markets where we operate, there are multiple laws and regulations that relate to our business and operations. These laws and regulations are subject to change, and any failure by us to effectively manage our operations and reporting obligations as required by the various laws and regulations can result in our incurring significant legal costs and fines as well as disruptions to our business and operations. Such failure could also result in investors’ loss of confidence in us, which could have a material adverse effect on our stock price. We previously reported that during the third quarter of fiscal year 2014, in the course of voluntary enhancements to our policies and procedures relating to compliance with U.S. sanctions laws, we had determined that 77 of the Company’s approximately 2.2 million members were Cuban nationals, had suspended the shopping privileges of these members, and had reported the results of our investigation to the U.S. Office of Foreign Assets Control, or OFAC.  The majority of these were Cuban ambassadors, diplomats and others working in Cuban embassies or other diplomatic missions in the countries where we operate warehouse clubs. In May 2014, OFAC approved an application filed by us and granted a license expressly authorizing us to make sales to Cuban national diplomats or consular officials and their dependents who are stationed outside Cuba. We also reported that we had begun screening our membership list against OFAC’s list of Specially Designated Nationals (SDNs).  We incurred costs to identify and then develop the screening of our membership in order to ensure compliance with OFAC’s list.

We face increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 requires management of public companies to evaluate, and the independent auditors to attest to, the effectiveness of internal control over financial reporting. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with appropriate authorizations; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Any failure to effectively implement necessary or appropriate new or improved internal controls, to resolve difficulties encountered in their implementation or remediate identified material weaknesses could harm our operating results, cause us to fail to meet reporting obligations, result in management being required to give a qualified assessment of our internal controls over financial reporting or the our independent auditors providing an adverse opinion regarding their attestation of the effectiveness of our internal controls over financial reporting. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.
If remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management’s current expectations, our financial condition and results of operations could be adversely impacted.

In connection with our spin-off from Price Enterprises, Inc., or PEI, in 1997, we agreed to indemnify PEI for all of PEI's liabilities (including indemnification obligations for environmental liabilities) arising out of PEI's prior ownership of certain properties. Our ownership of real properties and our agreement to indemnify PEI could subject us to certain environmental liabilities. Certain of these properties are located in areas of current or former industrial activity, where environmental contamination may have occurred. We monitor the soil and groundwater at these locations as may be required by law. If we were to incur costs for remediating contamination at these sites which exceed management’s current expectations, our financial condition and results of operations could be adversely impacted.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

At August 31, 2014, PriceSmart operated 33 membership warehouse clubs, as detailed below:

Location	Own land and building	Lease land and/or building
LATIN AMERICA SEGMENT
Colombia(1)	3	—
Panama(2)	3	1
Guatemala	1	2
Costa Rica	6	—
El Salvador	2	—
Honduras	2	1
Nicaragua	1	—
CARIBBEAN SEGMENT
Dominican Republic	3	—
Aruba	—	1
Barbados	1	—
Trinidad	3	1
U.S. Virgin Islands	—	1
Jamaica	1	—
Total	26	7

(1)
In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We are building new warehouse clubs at these three sites, and opened the Bogota location on October 29, 2014 and plan to open the other two sites in November 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. The Company continues to explore other potential sites for future warehouse clubs in other major cities in Colombia.

(2)
In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama. We plan to construct a warehouse club on this site, and expect to open it in the summer of 2015. This will bring the number of PriceSmart warehouse clubs operating in Panama to five.

As of August 31, 2014, the Company’s warehouse club buildings occupied a total of approximately 2,294,820 square feet, of which 420,647 square feet were on leased property.

The following is a summary of other leased facilities as of August 31, 2014:

Location	Facility Type	Lease land and/or building
LATIN AMERICA SEGMENT
Bogota, Colombia	Central Offices	1
Panama	Central Offices	1
Panama	Storage and Distribution Facility	1
Costa Rica	Storage and Distribution Facility	1
CARIBBEAN SEGMENT
Barbados	Storage Facility	1
Chaguanas, Trinidad	Employee Parking	1
Chaguanas, Trinidad	Container Parking	1
Trinidad	Storage and Distribution Facility	1
Jamaica	Storage Facility	1
Santo Domingo, Dominican Republic	Central Offices	1
U.S. SEGMENT
San Diego, CA	Corporate Headquarters	1
Miami, FL	Distribution Facility	1
Total		12

The following is a summary of the warehouse clubs and Company facilities located on leased property as of August 31, 2014:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia (1)	Warehouse Club	Under Construction(2)	—	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2015	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	7,812	December 31, 2015	none
San Diego, CA (3)	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL (4)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Panama	Central Offices	Under Construction(2)	—	December 12, 2043	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 29, 2015	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)
For the fiscal year 2014, the Company recorded expenses related to the property lease for the new club planned for Bogota, Colombia ("Salitre") as pre-opening expenses. The Company will continue to record the monthly lease expense for this land in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense.

(2)	The Company opened this location on October 29, 2014.

(3)
In September 2014, the Company executed a third amendment to include an additional 3,802 square feet of space and an extension on the term of the existing premises at its corporate headquarters. This additional space is not included within the above table.

(4)
In September 2014, the Company executed a second amendment to include an additional 26,400 square feet of space at its primary distribution center in Miami. This additional space is not included within the above table.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 5 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2014 under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 6. Selected Financial Data

The information required by Item 6 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2014 under the heading “Selected Financial Data.”

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2014 under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 7A is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2014 under the heading “Quantitative and Qualitative Disclosures about Market Risk.”

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated herein by reference to PriceSmart's Annual Report to Stockholders for the fiscal year ended August 31, 2014 under the heading “Financial Statements and Supplementary Data.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of August 31, 2014, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision, and with the participation, of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting.  Management has used the 1992 framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting. Based on its evaluation, management has concluded that the Company's internal control over financial reporting was effective as of August 31, 2014, the end of its most recent fiscal year.

Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of August 31, 2014, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act), during the fiscal year ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and 31.2 to this report.

Item 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). PriceSmart, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PriceSmart, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of PriceSmart, Inc. and our report dated October 30, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

PriceSmart has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and to all of its other officers, directors, employees and agents. The code of ethics is available on PriceSmart's web site at www.pricesmart.com. PriceSmart intends to disclose on its website future amendments to, or waivers from, certain provisions of its code of ethics within four business days following the date of such amendment or waiver.

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

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(19)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(18)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

3.5(20)	Amendment to Amended and Restated Bylaws of the Company.

4.1(22)	Specimen of Common Stock certificate.

10.1(a)(48)	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.1(b)(53)	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2001 Equity Participation Plan of PriceSmart, Inc.

10.1(c)(53)	Form of Non-Qualified Stock Option Agreement (Director Option) under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.2(b)(37)	Loan Facility Agreement between PriceSmart (Trinidad) Limited and First Caribbean International Bank (Trinidad & Tobago) Limited dated February 19, 2009.

10.2(c)(39)	Loan Agreement dated August 13, 2009 between PriceSmart, SA. and the Bank of Nova Scotia.

10.2(d)(46)	Loan Agreement between PriceSmart Colombia, S.A.S. and Scotiabank & Trust (Cayman) Ltd., dated March 14, 2011.

10.2(e)(49)	Loan Agreement between PSMT (Barbados Inc. and Citicorp Merchant Bank Limited, dated August 30, 2012.

10.2(f)(56)	Loan Agreement dated March 7, 2014 between PriceSmart Honduras, S.A. and Banco de America Central Honduras, S.A.

10.2(g)(56)	Loan Agreement dated March 31, 2014 between PriceSmart Panama, S.A. and The Bank of Nova Scotia.

10.2(h)*	PriceSmart, Inc. entered into a line of credit with MUFG Union Bank, N.A., executed August 30, 2014.

10.2(i)*	Loan renewal agreement between PriceSmart, Inc. and PSMT El Salvador, S.A. de C.V., executed August 27, 2014

10.2(j)*	Amendment to Loan Agreement dated August 28, 2014 made between PSMT (Barbados) Inc. and Citicorp Merchant Bank Limited

10.2(k)*	Promissory Note Amendment Agreement dated August 28, 2014 between PSMT (Barbados) Inc. and Citibank N.A.

10.2(l)*	Loan Agreement between The Bank of Nova Scotia and PriceSmart Panama, S.A. dated March 31, 2014.

10.3(a)(2)**	Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated September 20, 1994.

10.3(b)(3)**	Third Amendment to Employment Agreement between Price Enterprises, Inc. and Robert M. Gans, dated April 28, 1997.

10.3(c)(1)**	Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 2, 1997.

10.3(d)(4)**	Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 31, 1999.

10.3(e)(5)**	Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 22, 1999.

10.3(f)(5)**	Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 18, 2000.

10.3(g)(6)**	Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2001.

10.3(h)(6)**	Amendment of Employment Agreement between the Company and Robert M. Gans, dated as of October 16, 2001.

10.3(i)(7)**	Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 19, 2002.

10.3(j)(8)**	Tenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 22, 2003.

10.3(k)(9)**	Eleventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of July 24, 2003.

10.3(l)(30)**	Twelfth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 24, 2004.

10.3(m)(23)**	Thirteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of February 10, 2005.

10.3(n)(25)**	Fourteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 26, 2005.

10.3(o)(27)**	Fifteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of March 1, 2006.

10.3(p)(31)**	Sixteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of September 25, 2006.

10.3(q)(28)**	Seventeenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2007.

10.3(r)(34)**	Eighteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2007.

10.3(s)(32)**	Nineteenth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2008.

10.3(t)(35)**	Twentieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2008.

10.3(u)(36)**	Twenty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of November 13, 2008.

10.3(v)(37)**	Twenty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2009.

10.3(w)(40)**	Twenty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2009.

10.3(x)(41)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2010.

10.3(y)(44)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 6, 2010.

10.3(z)(45)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 10, 2011.

10.3(aa)(46)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of April 1, 2011.

10.3(ab)(47)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ac)(47)**	Twenty-Ninth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2011.

10.3(ad)(49)**	Thirtieth Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2012.

10.3(ae)(50)**	Thirty-First Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2013.

10.3(af)(54)**	Thirty-Second Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of October 1, 2013.

10.3(ag)(55)**	Thirty-Third Amendment to Employment Agreement between the Company and Robert M. Gans, dated as of January 1, 2014.

10.4(a)(45)**	Employment Agreement between the Company and John M. Heffner, dated January 31, 2011.

10.4(b)(46)**	First Amendment to Employment Agreement between the Company and John M. Heffner, dated April 1, 2011.

10.4(c)(47)**	Second Amendment to Employment Agreement between the Company and John M. Heffner, dated November 18, 2011.

10.4(d)(50)**	Third Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2013.

10.4(e)(55)**	Fourth Amendment to Employment Agreement between the Company and John M. Heffner, dated January 1, 2014.

10.5(10)	Form of Indemnity Agreement.

10.8(a)(13)**	Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1998.

10.8(b)(4)**	First Amendment to Employment Agreement between the Company and Thomas D. Martin, dated March 31, 1999.

10.8(c)(5)**	Second Amendment of Employment Agreement between the Company and Thomas D. Martin, dated November 22, 1999.

10.8(d)(11)**	Third Amendment of Employment Agreement between the Company and Thomas Martin dated January 11, 2000.

10.8(e)(14)**	Fourth Amendment of Employment Agreement between the Company and Thomas Martin dated January 24, 2001.

10.8(f)(6)**	Amendment of Employment Agreement between the Company and Thomas Martin dated October 16, 2001.

10.8(g)(12)**	Fifth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 16, 2002.

10.8(h)(9)**	Sixth Amendment of Employment Agreement between the Company and Thomas Martin, dated January 22, 2003.

10.8(i)(20)**	Seventh Amendment to Employment Agreement between the Company and Thomas Martin, dated March 15, 2004.

10.8(j)(24)**	Eighth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 3, 2005.

10.8(k)(27)**	Ninth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2006.

10.8(l)(28)**	Tenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2007.

10.8(m)(29)**	Eleventh Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2007.

10.8(n)(32)**	Twelfth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2008.

10.8(o)(33)**	Thirteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2008.

10.8(p)(36)**	Fourteenth Amendment to Employment Agreement between the Company and Thomas Martin dated November 13, 2008.

10.8(q)(37)**	Fifteenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2009.

10.8(r)(38)**	Sixteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2009.

10.8(s)(41)**	Seventeenth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2010.

10.8(t)(41)**	Eighteenth Amendment to Employment Agreement between the Company and Thomas Martin dated February 1, 2010.

10.8(u)(42)**	Nineteenth Amendment to Employment Agreement between the Company and Thomas Martin dated March 15, 2010.

10.8(v)(45)**	Twentieth Amendment to Employment Agreement between the Company and Thomas Martin dated January 10, 2011.

10.8(w)(46)**	Twenty-First Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2011.

10.8(x)(46)**	Twenty-Second Amendment to Employment Agreement between the Company and Thomas Martin dated April 1, 2011.

10.8(y)(47)**	Twenty-Third Amendment to Employment Agreement between the Company and Thomas Martin dated November 18, 2011.

10.8(z)(48)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2012.

10.8(aa)(50)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2013.

10.8(ab)(51)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2013.

10.8(ac)(55)**	Twenty-Seventh Amendment to Employment Agreement between the Company and Thomas Martin dated January 1, 2014.

10.8(ad)(56)**	Twenty-Eighth Amendment to Employment Agreement between the Company and Thomas Martin dated March 1, 2014.

10.11(36)	Shareholders’ Agreement between Pricsmarlandco, S.A. and JB Enterprises Inc. dated September 29, 2008.

10.12(36)	Shareholder Agreement between Fundacion Tempus Fugit and PriceSmart Panama, S.A. dated September 24, 2008.

10.13(15)	Trademark Agreement between the Company and Associated Wholesale Grocers, Inc., dated August 1, 1999.

10.14(14)	Master Agreement between the Company and Payless ShoeSource Holdings, Ltd., dated November 27, 2000.

10.15(a)(12)**	Employment Agreement between the Company and William Naylon, dated January 16, 2002.

10.15(b)(8)**	First Amendment of Employment Agreement between the Company and William J. Naylon, dated January 22, 2003.

10.15(c)(19)**	Second Amendment to Employment Agreement between the Company and William Naylon, dated February 1, 2004.

10.15(d)(23)**	Third Amendment to Employment Agreement between the Company and William Naylon, dated as of February 16, 2005.

10.15(e)(26)**	Fourth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 11, 2006.

10.15(f)(27)**	Fifth Amendment to Employment Agreement between the Company and William Naylon, dated as of March 1, 2006.

10.15(g)(28)**	Sixth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2007.

10.15(h)(32)**	Seventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2008.

10.15(i)(36)**	Eighth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 13, 2008.

10.15(j)(37)**	Ninth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2009.

10.15(k)(41)**	Tenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2010.

10.15(l)(45)**	Eleventh Amendment to Employment Agreement between the Company and William Naylon, dated as of January 10, 2011.

10.15(m)(46)**	Twelfth Amendment to Employment Agreement between the Company and William Naylon, dated as of April 1, 2011.

10.15(n)(47)**	Thirteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of November 18, 2011.

10.15(m)(50)**	Fourteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2013.

10.15(n)(55)**	Fifteenth Amendment to Employment Agreement between the Company and William Naylon, dated as of January 1, 2014.

10.16(a)(6)**	Employment Agreement between the Company and John D. Hildebrandt, dated as of June 1, 2001.

10.16(b)(6)**	Amendment to Employment Agreement between the Company and John Hildebrandt, dated as of October 16, 2001.

10.16(c)(12)**	First Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 16, 2002.

10.16(d)(9)**	Second Amendment of Employment Agreement between the Company and John Hildebrandt, dated January 22, 2003.

10.16(e)(20)**	Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2004.

10.16(f)(24)**	Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 9, 2005.

10.16(g)(27)**	Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2006.

10.16(h)(28)**	Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2007.

10.16(i)(29)**	Seventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2007.

10.16(j)(32)**	Eighth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2008.

10.16(k)(33)**	Ninth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2008.

10.16(l)(36)**	Tenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 13, 2008.

10.16(m)(37)**	Eleventh Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2009.

10.16(n)(38)**	Twelfth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2009.

10.16(o)(38)**	Thirteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2009.

10.16(p)(41)**	Fourteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2010.

10.16(q)(41)**	Fifteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated February 1, 2010.

10.16(r)(42)**	Sixteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 15, 2010.

10.16(s)(45)**	Seventeenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 10, 2011.

10.16(t)(46)**	Eighteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2011.

10.16(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and John Hildebrandt, dated April 1, 2011.

10.16(v)(47)**	Twentieth Amendment to Employment Agreement between the Company and John Hildebrandt, dated November 18, 2011.

10.16(w)(48)**	Twenty-First Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2012.

10.16(x)(50)**	Twenty-Second Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2013.

10.16(y)(51)**	Twenty-Third Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2013.

10.16(z)*	Twenty-Fourth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2014.

10.16(aa)(56)**	Twenty-Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2014.

10.17(16)**	2001 Equity Participation Plan of PriceSmart, Inc.

10.18(a)(7)**	Employment Agreement between the Company and Brud Drachman, dated as of January 11, 2000.

10.18(b)(7)**	First Amendment to Employment Agreement between the Company and Brud Drachman, dated January 24, 2001.

10.18(c)(7)**	Second Amendment to Employment Agreement between the Company and Brud Drachman, dated June 1, 2001.

10.18(d)(7)**	Amendment to Employment Agreement between the Company and Brud Drachman, dated October 16, 2001.

10.18(e)(7)**	Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 16, 2002.

10.18(f)(9)**	Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 19, 2002.

10.18(g)(9)**	Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 22, 2003.

10.18(h)(20)**	Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2004.

10.18(i)(24)**	Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated March 9, 2005.

10.18(j)(27)**	Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2006.

10.18(k)(28)**	Ninth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2007.

10.18(l)(29)**	Tenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2007.

10.18(m)(32)**	Eleventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2008.

10.18(n)(33)**	Twelfth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2008.

10.18(o)(36)**	Thirteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated November 13, 2008.

10.18(p)(37)**	Fourteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2009.

10.18(q)(38)**	Fifteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2009.

10.18(r)(41)**	Sixteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2010.

10.18(s)(42)**	Seventeenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 15, 2010.

10.18(t)(45)**	Eighteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 10, 2011.

10.18(u)(46)**	Nineteenth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2011.

10.18(v)(46)**	Twentieth Amendment to Employment Agreement between the Company and Brud Drachman, dated April 1, 2011.

10.18(w)(47)**	Twenty-First Amendment to Employment Agreement between the Company and Brud Drachman, dated November 18, 2011.

10.18(x)(48)**	Twenty-Second Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2012.

10.18(y)(50)**	Twenty-Third Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2013.

10.18(z)(51)**	Twenty-Fourth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2013.

10.18(aa)(55)**	Twenty-Fifth Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2014.

10.18(ab)(56)**	Twenty-Sixth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2014.

10.19(17)**	2002 Equity Participation Plan of PriceSmart, Inc.

10.20(a)(21)**	Employment Agreement by and between the Company and Jose Luis Laparte, dated as of June 3, 2004.

10.20(b)(21)**	First Amendment to Employment Agreement by and between the Company and Jose Luis Laparte, dated as of August 2, 2004.

10.20(c)(25)**	Second Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of September 26, 2005.

10.20(d)(27)**	Third Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated as of March 1, 2006.

10.20(e)(31)**	Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of September 25, 2006.

10.20(f)(28)**	Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2007.

10.20(g)(34)**	Sixth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2007.

10.20(h)(34)**	Seventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 31, 2007.

10.20(i)(32)**	Eighth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2008.

10.20(j)(35)**	Ninth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2008.

10.20(k)(36)**	Tenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 13, 2008.

10.20(l)(37)**	Eleventh Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2009.

10.20(m)(40)**	Twelfth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2009.

10.20(n)(41)**	Thirteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2010.

10.20(o)*	Fourteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of July 15, 2010.

10.20(p)(44)**	Fifteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 6, 2010.

10.20(q)(45)**	Sixteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 10, 2011.

10.20(r)(46)**	Seventeenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of April 1, 2011.

10.20(s)(47)**	Eighteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2011.

10.20(t)(47)**	Nineteenth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of November 18, 2011.

10.20(u)(49)**	Twentieth Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2012.

10.20(v)(50)**	Twenty-First Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2013.

10.20(w)(54)**	Twenty-Second Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of October 1, 2013.

10.20(x)(55)**	Twenty-Third Amendment to Employment Agreement between the Company and Jose Luis Laparte dated as of January 1, 2013.

10.21(a)(32)	Promissory Note entered into between PSMT Barbados and Citibank, N.A. dated November 15, 2007.

10.22(a)(40)	Loan Agreement entered into between PriceSmart and ScotiaBank El Salvador dated September 1, 2009.

10.23(41)	Loan Agreement entered into between PriceSmart Honduras, S.A. de C.V. and ScotiaBank El Salvador S.A., dated January 12, 2010.

10.24(42)	Loan Agreement entered into between PriceSmart Honduras, a subsidiary of PriceSmart Inc., and Banco del Pais, S.A. dated March 16, 2010.

10.25(42)	PriceSmart Honduras S.A. de C.V. Certificate of Deposit, as security in favor of Banco del Pais, S.A. dated March 16, 2010.

10.29(44)	Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of May 16, 2010.

10.29(a)(44)	Addenda No. 1 to Purchase Agreement between PriceSmart Colombia S.A.S. and Cementos Argos S.A., dated as of July 26, 2010.

10.29(b)(44)	Addenda No. 2 to Purchase Agreement between Colombia S.A.S. and Cementos Argos S.A., dated as of October 22, 2010.

10.30*	Collective Agreement by and between Oilfields Workers' Trade Union and PriceSmart Clubs (TT) Ltd. entered into December 1, 2012.

10.31**	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2002 Equity Participation Plan of PriceSmart, Inc.

10.32(52)**
2013 Equity Incentive Award Plan of PriceSmart, Inc. (incorporated by reference to Appendix A to the definitive Proxy Statement for the Company's 2013 Annual Meeting of Stockholders filed with the Commission on December 5, 2012)

10.33(52)**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

10.34(52)**	Form of Restricted Stock Unit Agreement under the 2013 Equity Incentive Award Plan of PriceSmart, Inc. for Employees of Foreign Subsidiaries.

10.35(52)**	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2013 Equity Incentive Award Plan of PriceSmart, Inc.

13.1*	Portions of the Company’s Annual Report to Stockholders for the year ended August 31, 2014.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an exhibit.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
#
These certifications are being furnished solely to accompany this Report pursuant to 18 U.S.C. 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of PriceSmart, Inc. whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1997 filed with the Commission on November 26, 1997.

(2)	Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-4 of Price Enterprises, Inc. filed with the Commission on November 3, 1994.

(3)	Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Price Enterprises, Inc. for the quarter ended June 8, 1997 filed with the Commission on July 17, 1997.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1999 filed with the Commission on July 15, 1999.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2000 filed with the Commission on November 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001 filed with the Commission on November 29, 2001.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2002 filed with the Commission on November 29, 2002.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 filed with the Commission on April 14, 2003.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2003 filed with the Commission on December 16, 2003.

(10)	Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed with the Commission on August 1, 1997.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000 filed with the Commission on April 11, 2000.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002 filed with the Commission on July 15, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1998 filed with the Commission on November 25, 1998.

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2001 filed with the Commission on April 16, 2001.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 1999 filed with the Commission on November 29, 1999.

(16)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 7, 2001 for the Company's 2002 Annual Meeting of Stockholders filed with the Commission on December 10, 2001.

(17)	Incorporated by reference to Exhibit A to the definitive Proxy Statement dated December 11, 2002 for the Company's 2003 Annual Meeting of Stockholders filed with the Commission on December 11, 2002.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 filed with the Commission on November 24, 2004.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004 filed with the Commission on April 14, 2004.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2004 filed with the Commission on July 15, 2004.

(21)	Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 8, 2004.

(22)	Incorporated by reference to the Company’s Registration Statement on Form S-3 filed with the Commission on December 2, 2004.

(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005 filed with the Commission on April 14, 2005.

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005 filed with the Commission on June 15, 2005.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005 filed with the Commission on January 17, 2006.

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006 filed with the Commission on April 14, 2006.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 filed with the Commission on July 14, 2006.

(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 filed with the Commission on April 9, 2007.

(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007 filed with the Commission on July 3, 2007.

(30)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2004 filed with Commission on January 14, 2005.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006 filed with the Commission on November 13, 2006.

(32)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008 filed with the Commission on April 9, 2008.

(33)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008 filed with the Commission on July 10, 2008.

(34)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A amendment 2 for the year ended August 31, 2007 filed with the Commission on July 11, 2008.

(35)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 filed with the Commission on November 12, 2008.

(36)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended November 30, 2008 filed with the Commission on January 14, 2009.

(37)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed with the Commission on April 9, 2009.

(38)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 filed with the Commission on July 10, 2009.

(39)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2009 filed with the Commission on November 9, 2009.

(40)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009 filed with the Commission on January 8, 2010.

(41)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010 filed with the Commission on April 9, 2010.

(42)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010 filed with the Commission on July 9, 2010.

(43)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 9, 2010.

(44)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended November 30, 2010 filed with the Commission on January 7, 2011.

(45)	Incorporated by reference to the Company’s Quarterly report on Form 10-Q for the quarter ended February 28, 2011 filed with the Commission on April 7, 2011.

(46)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011 filed with the Commission on July 8, 2011.

(47)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 filed with the Commission on January 9, 2012.

(48)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 filed with the Commission on July 9, 2012.

(49)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 filed with the Commission on January 9, 2013.

(50)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2013 filed with the Commission on April 9, 2013.

(51)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 filed with the Commission on July 10, 2013.

(52)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed April 4, 2013.

(53)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Commission on October 30, 2013.

(54)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2013 filed with the Commission on January 9, 2014.

(55)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 filed with the Commission on April 9, 2014.

(56)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 filed with the Commission on July 10, 2014.

Schedules not included herein have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)               Financial Statement Schedules

1)	Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended August 31, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the consolidated financial statements of PriceSmart, Inc. as of August 31, 2014 and 2013, and for each of the three years in the period ended August 31, 2014, and have issued our report thereon dated October 30, 2014 (incorporated herein by reference). Our audits also included the financial statement schedule listed in Item 15(b)1. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2014

SCHEDULE II

PRICESMART, INC.

VALUATION AND QUALIFYING ACCOUNTS
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended August 31, 2012	$5	$8	$(12)	$1
Year ended August 31, 2013	$1	$64	$(65)	$—
Year ended August 31, 2014	$—	$22	$(22)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	October 28, 2014	PRICESMART, INC.
		By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOSE LUIS LAPARTE	Director, Chief Executive Officer and President (Principal Executive Officer)	October 28, 2014
Jose Luis Laparte

/s/ JOHN M. HEFFNER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2014
John M. Heffner

/s/ ROBERT E. PRICE	Chairman of the Board	October 28, 2014
Robert E. Price

/s/ SHERRY S. BAHRAMBEYGUI	Director	October 28, 2014
Sherry S. Bahrambeygui

/s/ MITCHELL G. LYNN	Director	October 28, 2014
Mitchell G. Lynn

/s/ GONZALO BARRUTIETA	Director	October 28, 2014
Gonzalo Barrutieta

/s/ KATHERINE L. HENSLEY	Director	October 28, 2014
Katherine L. Hensley

/s/ LEON C. JANKS	Director	October 28, 2014
Leon C. Janks

/s/ EDGAR ZURCHER	Director	October 28, 2014
Edgar Zurcher

/s/ GORDON H. HANSON	Director	October 28, 2014
Gordon H. Hanson

Exhibit 13.1

PRICESMART, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
OTHER INFORMATION
August 31, 2014

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

	Years Ended August 31,
	2014	2013	2012	2011	2010
	(in thousands, except income (loss) per common share)
OPERATING RESULTS DATA:
Net warehouse club sales (1)	$2,444,314	$2,239,266	$1,999,364	$1,674,788	$1,365,537
Export sales	31,279	23,059	15,320	8,831	4,139
Membership income	38,063	33,820	26,957	22,817	19,742
Other income (1)	3,911	3,667	3,522	3,585	3,290
Total revenues	2,517,567	2,299,812	2,045,163	1,710,021	1,392,708
Total cost of goods sold (1)	2,113,664	1,929,428	1,715,981	1,431,025	1,160,247
Total selling, general and administrative (1)	262,420	240,924	220,639	189,032	157,960
Preopening expenses	3,331	1,525	617	1,408	1,123
Asset impairment and closure costs (gains)	—	—	—	—	18
Loss/(gain) on disposal of assets(2)	1,445	889	312	(763)	509
Operating income	136,707	127,046	107,614	89,319	72,851
Total other income (expense)	(2,458)	(3,835)	(4,900)	37	(611)
Income from continuing operations before provision for income taxes, losses of unconsolidated affiliates and net income attributable to noncontrolling interests	134,249	123,211	102,714	89,356	72,240
Provision for income taxes	(41,372)	(38,942)	(35,053)	(27,468)	(22,787)
Income/(loss) of unconsolidated affiliates	9	(4)	(15)	(52)	(22)
Net income attributable to noncontrolling interests	—	—	—	—	(132)
Net income from continuing operations attributable to PriceSmart	92,886	84,265	67,646	61,836	49,299
Discontinued operations income (loss), net of tax	—	—	(25)	(86)	16
Net income attributable to PriceSmart	$92,886	$84,265	$67,621	$61,750	$49,315
INCOME PER COMMON SHARE -BASIC:
Income from continuing operations attributable to PriceSmart	$3.07	$2.78	$2.24	$2.07	$1.66
Discontinued operations, net of tax	—	—	—	—	—
Basic net income per common share attributable to PriceSmart	$3.07	$2.78	$2.24	$2.07	$1.66
INCOME PER COMMON SHARE -DILUTED:
Income from continuing operations attributable to PriceSmart	$3.07	$2.78	$2.24	$2.07	$1.65
Discontinued operations, net of tax	—	—	—	—	—
Diluted net income per common share attributable to PriceSmart	$3.07	$2.78	$2.24	$2.07	$1.65
Weighted average common shares - basic	29,747	29,647	29,554	29,441	29,254
Weighted average common shares - diluted	29,757	29,657	29,566	29,450	29,279

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

The following table summarizes the impact of these reclassifications (in thousands):

	Years Ended August 31,
	2012	2011	2010
Revenues:
Net warehouse club sales-as previously reported	$2,000,046	$1,675,247	$1,365,801
Reclassifications	(682)	(459)	(264)
Net warehouse club sales-as currently reported	$1,999,364	$1,674,788	$1,365,537

Other income-as previously reported	8,422	7,352	6,209
Reclassifications	(4,900)	(3,767)	(2,919)
Other income-as currently reported	$3,522	$3,585	$3,290

Cost of goods sold:
Total cost of goods sold-as previously reported	1,718,780	1,433,028	1,161,797
Reclassifications	(2,799)	(2,003)	(1,550)
Total cost of goods sold reported	$1,715,981	$1,431,025	$1,160,247

Selling, general and administrative:
Total selling, general and administrative-as previously reported	223,422	191,255	159,593
Reclassifications	(2,783)	(2,223)	(1,633)
Total selling, general and administrative-as currently reported	$220,639	$189,032	$157,960

Net effect on operating income	$—	$—	$—

(2)
The Company recorded asset disposal activity prior to fiscal year 2014 under other income (expense), net. This activity consisted mainly of normally scheduled asset replacement and upgrades involved in operating activities. The Company has determined that these costs represent operating expenses. Therefore, the Company has accordingly recorded such asset disposal activity as operating expenses under loss/(gain) on disposal of assets starting in fiscal year 2014. The Company has made reclassifications to the consolidated statements of income for fiscal years prior to 2014 to conform to the presentation in fiscal year 2014. These reclassifications did not impact net income. The following tables summarize the impact of these reclassifications (in thousands):

	Years Ended August 31,
	2013	2012	2011	2010
Other income (expense), net – as previously reported	$(1,843)	$(837)	$3,864	$1,050
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	889	312	(763)	509
Other income (expense), net – as currently reported	$(954)	$(525)	$3,101	$1,559

	Years Ended August 31,
	2013	2012	2011	2010
Composition of beginning balance other income (expense) – as previously reported:
Gain/(loss) on sale	$(889)	$(312)	$763	$(509)
Currency gain/(loss)	(954)	(525)	3,101	1,559
Total	$(1,843)	$(837)	$3,864	$1,050

Composition of ending balance Other income (expense) – as currently reported:
Gain/(loss) on sale	$—	$—	$—	$—
Currency gain/(loss)	(954)	(525)	3,101	1,559
Total	$(954)	$(525)	$3,101	$1,559

PRICESMART, INC. SELECTED FINANCIAL DATA- (Continued)

	As of August 31,
	2014	2013	2012	2011	2010
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$137,098	$121,874	$91,248	$76,817	$73,346
Restricted cash	$29,366	$40,759	$37,746	$23,866	$6,880
Total assets	$940,218	$826,039	$735,712	$664,328	$572,565
Long-term debt	$91,439	$73,020	$78,659	$68,222	$60,720
Total PriceSmart stockholders’ equity	$548,265	$481,049	$418,914	$375,838	$336,043
Dividends paid on common stock(3)	$21,144	$18,133	$18,120	$17,934	$14,895

(3)	On January 23, 2014, November 27, 2012, January 25, 2012, January 19, 2011, and January 27, 2010, the Company declared cash dividends on its common stock.

PRICESMART, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flow, proposed warehouse club openings, the Company's performance relative to competitors and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online expericence; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business. Failure to adequately maintain our systems and disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 28.1% of our voting stock as of August 31, 2014, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; our inability to develop and retain existing key personnel or to attract highly qualified employees could adversely impact our business, financial condition and results of operations; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; if we do not maintain the privacy and security of confidential information, we could damage our reputation, incur substantial additional costs and become subject to litigation; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; we face increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2014 filed on October 30, 2014 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. Our ownership in all operating subsidiaries as of August 31, 2014 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of August 31, 2014 for each country or territory are as follows:

	Number of Warehouse Clubs in Operation as of August 31, 2014	Number of Warehouse Clubs in Operation as of August 31, 2013	Anticipated warehouse club openings in fiscal year 2015
Country/Territory
Colombia	3	3	3
Panama	4	4	1
Costa Rica	6	5	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	33	31	4

During October of fiscal year 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May of fiscal year 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city of Tegucigalpa. In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We are building new warehouse clubs at these three sites, and opened the Bogota location on October 29, 2014 and plan to open the other two sites in November 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth Panama PriceSmart warehouse club is scheduled to open in the summer of 2015. This will bring the number of PriceSmart warehouse clubs operating in Panama to five.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our reportable segments are based on management's organization of these locations into operating segments by general geographic location. Our operating segments are the United States, Latin America and the Caribbean.

General Economic Factors

Economic conditions in our markets are not homogeneous. Where economic conditions are stable or favorable, such as Panama, Trinidad, Guatemala, the Dominican Republic, and Aruba, we are experiencing generally positive retail strength and growing sales. On the other hand, in countries like Costa Rica, Jamaica, Honduras, and El Salvador, we are experiencing slower economic and retail activity and therefore slower sales growth. Costa Rica continues to be impacted by the approximate 10% devaluation of the Costa Rican colon which occurred in February, although the currency has now stabilized. A devaluation such as that impacts the purchasing power of consumers in that country. This devaluation negatively impacts warehouse sales and membership income when translated to and reported in U.S. dollars in the near term and requires us to increase the price of imported merchandise to maintain target margins which may negatively impact the demand for those items. Prices of locally sourced products are also increasing. In addition, there have been recent announcements of large employers planning to reduce their workforce in Costa Rica, which will likely act as a headwind to economic growth. Costa Rica is our largest market with six warehouse clubs and therefore can have a material impact on our financial performance.

We do not currently face direct competition from U.S. branded membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S.-based retailer. We have competed effectively in these markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format. However, new retail competitors may enter our markets (for example, Cost-U-Less, a cash and carry, low price operator with which we compete in St. Thomas, opened a location in Barbados in February 2013) and existing retailers may expand (for example, Wal-Mart recently announced that it intends to invest $1.1 billion in Mexico and Central America), which could adversely impact our ability to compete within these markets. Further, it is possible that U.S. warehouse club operators may decide to enter our markets and compete more directly with us in a similar warehouse club format, although we have no current indication that such an event is imminent.

Many of our markets are susceptible to foreign currency exchange rate volatility. Currency exchange rate changes either increase or decrease the cost to our subsidiaries of imported products purchased in U.S. dollars and priced in local currency. For the twelve months ended August 31, 2014, approximately 52% of our net warehouse sales were comprised of products purchased in U.S. dollars and which we imported into our markets, but approximately 79% of our net warehouse sales were in foreign currencies.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars. Also, as a result of local currency fluctuations, we revalue all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise.

We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain its target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala and have cross-currency interest rate swaps and forward currency derivatives in Colombia. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in our countries could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

Business Strategy

Our business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU's) covering a wide range of products at the lowest possible prices.   We charge an annual membership fee to our customers.  These fees combined with warehouse and distribution operating efficiencies and volume purchasing enable us to operate our business on lower merchandise margins than conventional retail stores.  The combination of annual membership fees, operating efficiencies and low margins enable us to offer our members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.

Current and Future Management Actions

Generally, our operating efficiencies, earnings and cash flow from operations improve as sales increase. Higher sales provide greater purchasing power and often result in lower product prices from our suppliers. Further, increased sales permit us to leverage our selling, general and administrative expenses. Sales growth in our existing locations (comparable warehouse club sales) create the highest degree of expense leverage. Therefore, we prioritize initiatives that we expect will have the greatest impact on increasing sales, particularly within our existing locations. Looking forward to the next several quarters, the following actions are likely to have an impact on our business and the results of operations.

 We seek to increase sales by growing sales with existing members in our warehouse clubs, by attracting new members to our clubs and by adding new warehouse clubs.  Our continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 4.8% increase in comparable warehouse club sales for the 52-week period ended August 31, 2014 compared to the same 52-week period the prior year. During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter opened our third warehouse club in Honduras. In both cases, these new clubs negatively impacted reported comparable warehouse club sales during the year as warehouse sales transferred to these new clubs from existing clubs. With the comparable warehouse club sales growth and the addition of these two new warehouse clubs, the Company grew warehouse sales by 9.2% for the year ended August 31, 2014 compared to a year ago. In addition, the Company increased the number of member accounts 7.9% over the prior year. We are currently constructing three new warehouse clubs in Colombia which are expected to have a positive impact on sales and membership in fiscal year 2015 as they are planned to open by the end of the fiscal first quarter. Unlike, the new warehouse clubs which opened in fiscal year 2014 (Costa Rica and Honduras), these new clubs are not expected to negatively impact comparable warehouse club sales.

Effective June 1, 2012, we raised the annual membership fee by approximately $5.00 in most markets. The annual fee for a Diamond membership in these markets is now approximately $35.00 (entitling members to two cards). A membership fee helps us offer high quality merchandise at low prices, providing value to our members. In October 2012, we launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. We continue to evaluate the Platinum membership program to determine if Platinum memberships should be offered in any of our other markets.

Logistics and distribution operations are an important part of what allows us to deliver high quality merchandise at low prices to our members. We continue to explore areas to improve efficiency, lower costs and ensure a good flow of merchandise to our warehouse clubs. We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices, and we expect to add more in fiscal year 2015 as merchandise volumes increase.

We have begun to offer on-line shopping options to our members. Members have the ability to purchase merchandise that is not stocked in their local warehouse clubs through our e-commerce website. These purchases are shipped from the U.S. distribution warehouse for pick-up at the member's local warehouse club location. In Colombia, members in certain markets who do not reside in a city where one of our warehouse clubs is located, can purchase in-club merchandise on-line from warehouse clubs located within Colombia and have it delivered to their home or office via a third party delivery service. We have been expanding our offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

Purchasing land and constructing warehouse clubs is our single largest capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of

Medellin, Colombia and leased land in the city of Bogota, Colombia. We are building new warehouse clubs at these three sites, and opened the Bogota location on October 29, 2014 and plan to open the other two sites in November 2014. In September 2014, we acquired land in Costa Verde, west of Panama City, Panama. We plan to construct a warehouse club on this site, which we expect to open in the summer of 2015. This will bring the number of our warehouse clubs operating in Panama to five. The Colombia and Panama land acquisitions and the Colombia lease are in keeping with our real estate philosophy. We have entered into real estate leases in the past and will likely do so in the future, but our preference is to own rather than lease real estate. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property. Excess land at Alajuela and Brisas is being developed by joint ventures formed by us and the sellers of the property, which commenced in fiscal year 2011. We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us. The recent land purchases in Colombia do not contain excess property beyond that which will be needed for warehouse clubs. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the fourth quarter of fiscal year 2014 included:

•
Net warehouse club sales increased 5.6% over the comparable prior year period. We ended the quarter with 33 warehouse clubs compared to 31 warehouse clubs at the end of the fourth quarter of fiscal year 2013. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended August 31, 2014 grew 1.8%.

•	Membership income for the fourth quarter of fiscal year 2014 increased 7.9% to $9.8 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 6.4% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 15.2%, an increase of 12 basis points from the same period last year.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) increased 4 basis points as a percentage of sales compared to the fourth quarter of last year.

•	Operating income for the fourth quarter of fiscal year 2014 was $33.8 million, an increase of $1.3 million over the fourth quarter of fiscal year 2013.

•	We had a $(528,000) net loss from currency exchange transactions in the current quarter compared to a $97,000 net gain from currency exchange transactions in the same period last year.

•	Net income for the fourth quarter of fiscal year 2014 was $21.9 million or $0.73 per diluted share, compared to $20.8 million, or $0.69 per diluted share, in the comparable prior year period.

Financial highlights for fiscal year 2014 included:

•	Net warehouse club sales increased 9.2% to $2.4 billion for fiscal year 2014 compared to fiscal year 2013.

•	Membership income for fiscal year 2014 was $38.1 million, an increase of 12.5% compared to fiscal year 2013. The number of membership accounts at year end was 1,182,355.

•
Gross profits (net warehouse sales less associated cost of goods sold) increased 8.7%. Gross profits as a percent of net warehouse sales were 14.7% for the full year, a decrease of 7 basis points (0.07%) from fiscal year 2013.

•
Selling, general and administrative expenses (not including pre-opening expenses and loss on the disposal of assets) as a percentage of net warehouse club sales remained essentially flat with fiscal year 2013 at 10.7%.

•	Operating income for fiscal year 2014 was $136.7 million, an increase of 7.6% from the prior year.

•	Foreign exchange transactions resulted in a net gain of $984,000 for the fiscal year 2014 compared to a net loss in fiscal year 2013 of $(954,000).

•	Net income for fiscal year 2014 was $92.9 million, or $3.07 per diluted share, compared to $84.3 million, or $2.78 per diluted share, in the prior year.

Comparison of Fiscal Year 2014 to 2013 and Fiscal Year 2013 to 2012

The following discussion and analysis compares the results of operations for each of the three fiscal years ended August 31, 2014, 2013 and 2012 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report.

Certain percentages presented are calculated using actual results prior to rounding.  Our fiscal year ends on August 31. Unless otherwise noted, all tables present dollar amounts in thousands.

Net Warehouse Club Sales

	Fiscal Years Ended August 31,
	2014		2013		2012(1)
	Amount	% Change	Amount	% Change	Amount
Net Warehouse Club Sales	$2,444,314	9.2%	$2,239,266	12.0%	$1,999,364

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2014 to 2013

Net warehouse club sales grew in all countries in the fiscal year 2014 compared to fiscal year 2013, with the exception of Jamaica, which has experienced a significant devaluation of its currency over the past year and challenges generally in its economy. The countries with the highest sales growth (recording double digit growth) were Colombia, Panama, Trinidad and Aruba. Costa Rica recorded high single digit sales growth despite the currency devaluation in the second half of the year, primarily as a result of opening of the additional warehouse club in October 2013. Sales growth in Colombia was positively impacted by the full annual effect in the current fiscal year of the third warehouse club which opened in May 2013. Total net warehouse club sales growth of 9.2% during fiscal year 2014 resulted from a 8.1% growth in transactions and a 1.0% growth in average ticket.

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

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Canas Gordas") on October 19, 2012 were not used in the calculation of comparable warehouse club sales until January 2014.  Sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 were not used in the calculation of comparable warehouse club sales until July 2014. Sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 will not be used in the calculation of comparable warehouse sales until January 2015. In addition, sales related to the warehouse club opened in Tegucigalpa, Honduras ("El Sauce") on May 1, 2014 will not be used in the calculation of comparable warehouse club sales until July 2015.

Comparison of 2014 to 2013

Comparable warehouse club sales increased 4.8% for the 52-week period ended August 31, 2014, compared to the same 52-week period last year. We opened two new warehouse clubs (one in La Cartago, Costa Rica in October and one in Tegucigalpa, Honduras in May). While these new warehouse clubs are attracting new members from areas of their respective cities who were not being served by us, it is also resulting in some existing members, particularly those that shopped at our Zapote warehouse club in Costa Rica and our first Tegucigalpa, Honduras warehouse club, choosing to shop at the new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation had an adverse impact on comparable warehouse club sales. Similarly, although to a lesser extent, the opening of the Cali, Colombia (“Menga”) club in May 2013 has resulted in some existing members of the first warehouse club that opened in Cali (“Canas Gordas”) to shop now in Menga. We have not made a specific determination of what the comparable warehouse club sales would have been had we not opened those new warehouse clubs given various factors, such as whether previously existing members are now shopping more often given the greater convenience of these new clubs, which would make it difficult to provide an accurate assessment. However, if we exclude in their entirety the net warehouse sales of the two warehouse clubs most impacted (Zapote and Tegucigalpa) that are in the comparable warehouse club calculation but were negatively impacted by the openings of the new warehouse clubs, the remaining 29 warehouse clubs would have recorded comparable warehouse club growth of 6.8% for the 52 week period ending August 31, 2014.

Comparison of 2013 to 2012

Comparable warehouse club sales for the 52-week period ended September 1, 2013 increased 9.0% compared to the same 52-week period in the prior year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales and the percentage growth in net warehouse club sales during fiscal years 2014, 2013 and 2012 in the segments in which we operate.

The first warehouse club in Colombia opened on August 19, 2011. During fiscal 2013, we opened our second and third clubs in Colombia. These clubs are in south and north Cali and opened in October 2012 and May 2013, respectively. During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter of fiscal year 2014, we opened our third warehouse club in Honduras.

	Fiscal Years Ended August 31,
	2014		2013		2012(1)
	Amount	% of net revenue	Amount	% of net revenue	Amount	% of net revenue
Latin America	$1,670,329	68.3%	$1,515,211	67.7%	$1,315,917	65.8%
Caribbean	773,985	31.7%	724,055	32.3%	683,447	34.2%
Net Warehouse Club Sales	$2,444,314	100.0%	$2,239,266	100.0%	$1,999,364	100.0%

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

	Fiscal Years Ended August 31,
	2014		2013
	Year-over-year increase	% change	Year-over-year increase	% change
Latin America	$155,118	10.2%	$199,294	15.1%
Caribbean	49,930	6.9%	40,608	5.9%
Net Warehouse Club Sales	$205,048	9.2%	$239,902	12.0%

Comparison of 2014 to 2013

For the twelve months ended August 31, 2014 and 2013, the higher net warehouse club sales growth in Latin America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in Cali, Colombia, La Union, Costa Rica and Tegucigalpa, Honduras in the current periods compared to the prior period. We expect Latin America sales growth to continue to outpace Caribbean sales growth as the next warehouse clubs we expect to open are in Colombia and Panama.

Comparison of 2013 to 2012

The higher net warehouse club sales growth in Latin America compared to the Caribbean reflects the sales associated with two additional warehouse clubs in this segment in fiscal year 2013 compared to fiscal year 2012 (North and South Cali, Colombia) and improved economic conditions in those larger and more diversified markets, particularly Panama and Costa Rica. Within the Caribbean segment, we saw small positive growth in the single club island markets, with stronger growth in Trinidad. There was no change in the number of warehouse clubs in the Caribbean segment between fiscal year 2012 and fiscal year 2013.

Net Warehouse Club Sales by Category

The following table indicates the approximate percentage of net sales accounted for by each major category of items sold us during the fiscal years ended August 31, 2014, 2013 and 2012.

	Fiscal Years Ended August 31,
	2014	2013	2012
Sundries (including health and beauty aids, tobacco, alcoholic beverages, soft drinks, cleaning and paper products and pet supplies)	26%	26%	26%
Food (including candy, snack foods, dry and fresh foods)	53%	53%	53%
Hardlines (including major appliances, small appliances, electronics, hardware, office supplies, garden and patio, sporting goods, business machines and automotive supplies)	12%	13%	13%
Softlines (including apparel, domestics, cameras, jewelry, housewares, media, toys and home furnishings)	7%	6%	6%
Other (including one-hour photo and food court)	2%	2%	2%
	100%	100%	100%

Comparison of 2014 to 2013

There was a slight shift in the mix of major category sales between fiscal year 2014 and 2013, with lower sales growth in hardlines compared to the other categories, resulting in a 49 basis point reduction in percentage of net sales accounted for by that category, largely from slower sales in computers and small and major appliances.

Comparison of 2013 to 2012

There was no change in the mix of major category sales between fiscal year 2013 and 2012.

Export Sales

	Fiscal Years Ended August 31,
	2014			2013			2012
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Export sales	$31,279	$8,220	35.6%	$23,059	$7,739	50.5%	$15,320

The increases in export sales in both years were due to increased direct sales to a single institutional customer (retailer) in the Philippines consistent with each of the past two fiscal years for which PriceSmart earns an approximately 5% margin.

Membership Income

	Fiscal Years Ended August 31,
	2014			2013			2012
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Membership Income	$38,063	$4,243	12.5%	$33,820	$6,863	25.5%	$26,957
Membership income % to net warehouse club sales	1.6%			1.5%			1.3%
Number of total accounts	1,182,355	86,842	7.9%	1,095,513	129,912	13.5%	965,601

Comparison of 2014 to 2013

Membership income, which is recognized ratably over the one-year life of the membership, grew 12.5% for the twelve months ended August 31, 2014 compared to same period in the prior year.  The increase in membership income primarily reflects a growth in membership accounts during the year. The average number of member accounts during the year increased 10.8% compared to the average number of membership accounts in fiscal year 2013. The income recognized per member account increased 1.6% which reflects the effect of the higher annual fee that went into effect in June 2012, offset by the impact of devaluation in Costa Rica and Colombia on the translation of membership fees in local currency to U.S. dollars. We ended the fiscal year with 1,182,355 membership accounts and a renewal rate of 84% for the 12-month period ended August 31, 2014.

Comparison of 2013 to 2012

We ended the fiscal year 2013 with 1,095,513 membership accounts.  Membership income grew 25.5% for the twelve months ended August 31, 2013 compared to same period in the prior year.  The increase in the annual fee in most markets which took effect in June 2012 and the Platinum membership introduced in Costa Rica in November 2012 contributed 10.1% to the increased membership income recognized in the quarter compared to the same period a year ago. The membership renewal rate for the 12-month period ended August 31, 2013 was 85%.

Other Income

Other income consists of rental income, advertising revenue, and other miscellaneous revenue.

	Fiscal Years Ended August 31,
	2014			2013			2012(1)
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Other income	$3,911	$244	6.7%	$3,667	$145	4.1%	$3,522

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2014 to 2013

The increase in Other income for fiscal year 2014 compared to fiscal year 2013 resulted primarily from growth in rental income.

Comparison of 2013 to 2012

The increase in Other income for fiscal year 2013 compared to fiscal year 2012 resulted primarily from growth in rental income.

Gross Margin

Warehouse Sales Gross Profit and Gross Margin

	Fiscal Years Ended August 31,
	2014			2013			2012(1)
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,444,314	$205,048	100.0%	$2,239,266	$239,902	100.0%	$1,999,364	100.0%
Less associated cost of goods	2,083,933	176,301	85.3%	1,907,632	206,300	85.2%	1,701,332	85.1%
Warehouse gross profit	$360,381	$28,747	14.7%	$331,634	$33,602	14.8%	$298,032	14.9%

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2014 to 2013

For the twelve months ended August 31, 2014, warehouse gross profit margin as a percent of sales was 7 basis points lower than the twelve months ended August 31, 2013, with the higher margin percentage recorded in the third and fourth quarters of the current year offset by lower margin percentages in the first two quarters of the fiscal year compared to the same periods a year ago. In the fourth fiscal quarter, warehouse gross profit margins were 15.2% on net warehouse sales, an increase of 12 basis points from the year earlier quarter primarily reflecting low shrink and markdown activity and supplier rebates (largely volume related) that results in reduced cost of goods sold. We expect to take advantage of these rebates in the future by passing them through to reduce prices to our members resulting in lower gross profit margins.

Comparison of 2013 to 2012

For fiscal year 2013, warehouse gross profit increased due to higher sales, but gross margins as a percent of warehouse club sales were lower than fiscal year 2012 by 10 basis points. This margin reduction resulted from price reductions across nearly all merchandise categories and countries implemented throughout the year, reflecting our efforts to provide value to our members through on-going price reductions. The decrease in overall warehouse gross profit margins due to price reductions was partially offset by changes in merchandise mix within the major categories that had a small positive increase on warehouse gross profit margins as a percent of sales.

Export Sales Gross Profit Margin

	Fiscal Years Ended August 31,
	2014			2013			2012
	Amount	Increase from prior year	% to sales	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$31,279	$8,220	100.0%	$23,059	$7,739	100.0%	$15,320	100.0%
Less associated cost of goods sold	29,731	7,935	95.1%	21,796	7,147	94.5%	14,649	95.6%
Export sales gross profit margin	$1,548	$285	4.9%	$1,263	$592	5.5%	$671	4.4%

The increase in export sales gross margin dollars in each fiscal year was due to increased direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Fiscal Years Ended August 31,
	2014				2013				2012(1)
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$212,476	8.7%	$18,336	9.4%	$194,140	8.7%	$14,522	8.1%	$179,618	9.0%

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see selected financial data for further detail.

Comparison of 2014 to 2013

Warehouse club operations expense as a percent of net warehouse sales in fiscal year 2014 was essentially flat with fiscal year 2013 at 8.7%. The additional costs associated with the new warehouse clubs in Costa Rica (Tres Rios) and Honduras (El Sauce), which were not included in fiscal year 2013, contributed a higher level of operating expense compared to the incremental sales generated by these new warehouse clubs, outweighing the positive operating expense leverage recorded across the rest of our company.

Comparison of 2013 to 2012

Warehouse club operations expense decreased 31 basis points (0.31%) as a percent of net warehouse sales in fiscal year 2013 compared to fiscal year 2012, despite the additional expenses associated with the Canas Gordas (Cali South) Colombia warehouse club and the Menga (Cali North) Colombia for portions of the year. We experienced positive expense leverage in nearly all of our major operating cost categories. In addition, the year-over-year comparison benefited from a $777,000 charge taken last year associated with past debit card fees.

General and Administrative Expenses

	Fiscal Years Ended August 31,
	2014				2013				2012
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and Administrative Expenses	$49,944	2.0%	$3,160	6.8%	$46,784	2.1%	$5,763	14.0%	$41,021	2.1%

Comparison of 2014 to 2013

The expenses associated with our corporate and U.S. buying operations grew 6.8% in fiscal year 2014, primarily resulting from increased headcount within our IT and U.S. buying departments required to support the growth of our company. General and administrative expenses as a percentage of warehouse club sales decreased 5 basis points to 2.0% of sales.

Comparison of 2013 to 2012

The expenses associated with our corporate and U.S. buying operations grew 14.0% in fiscal year 2013 compared to the year earlier period, largely driven by increased salaries and benefits including stock compensation expense. However, as a percentage of sales, general and administrative expenses were basically flat.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Fiscal Years Ended August 31,
	2014			2013			2012
	Amount	Increase from prior year	% Change	Amount	Increase from prior year	% Change	Amount
Pre-opening expenses	$3,331	$1,806	118.4%	$1,525	$908	147.2%	$617

Comparison of 2014 to 2013

For fiscal year 2014, we recorded pre-opening expenses related to the La Union, Cartago, Costa Rica ("Tres Rios") warehouse club which opened in October 2013, the Tegucigalpa, Honduras ("El Sauce") warehouse club which opened in May 2014 and expenses (primarily related to the property lease) associated with the Bogota, Colombia warehouse club, which opened on October 29, 2014. Furthermore, pre-opening expenses were recorded for the Pereira and Medellin, Colombia warehouse clubs which we expect to open in November 2014. There will be additional pre-opening expenses in the first quarter of fiscal year 2015 related to these three new warehouse clubs in Colombia. For the same period in the prior year, we recorded pre-opening expenses related to the opening of the south Cali, Colombia ("Canas Gordas") warehouse club which opened in October 2012 and the north Cali, Colombia ("Menga") warehouse club which opened in May 2013.

Comparison of 2013 to 2012

The majority of pre-opening expenses incurred in fiscal year 2013 were related to the activities of the Canas Gordas and Menga, Colombia warehouse clubs which opened during the year. In addition, we incurred a small amount of pre-opening expenses in conjunction with the warehouse clubs planned to be opened in fiscal year 2014 in Cartago, Costa Rica and Tegucigalpa, Honduras.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Fiscal Years Ended August 31,
	2014			2013(1)			2012(1)
	Amount	Increase/ (decrease) from prior year	% Change	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$1,445	556	62.5%	$889	577	184.9%	$312

(1) We have made reclassifications to the consolidated statement of income for fiscal years reported prior to 2014 to conform to the presentation in fiscal year 2014; see selected financial data for further detail.

Operating Income

	Fiscal Years Ended August 31,
	2014				2013(1)				2012(1)
	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales	Increase/ (decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$136,707	5.6%	9,661	7.6%	$127,046	5.7%	$19,432	18.1%	$107,614	5.4%

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Comparison of 2014 to 2013

Operating income improved by $9.7 million compared to the prior year, resulting from higher sales and membership income. As a percentage of sales, operating income was 5.6% compared to 5.7% a year ago primarily due to the reduction in warehouse margins as a percentage of sales and higher pre-opening expenses.

Comparison of 2013 to 2012

Operating income improved by $19.4 million compared to the prior year period, resulting from higher sales and membership income, an increase in warehouse margins and the leveraging of selling, general and administrative costs, all of which were partially offset by an increase in pre-opening expenses.

Interest Expense

	Fiscal Years Ended August 31,
	2014		2013		2012
	Amount	Change from prior year	Amount	Change from prior year	Amount
Interest expense on loans	$4,145	$397	$3,748	$(429)	4,177
Interest expense related to hedging activity	1,632	(189)	1,821	465	1,356
Capitalized interest	(1,482)	(129)	(1,353)	(1,103)	(250)
Net interest expense	$4,295	$79	$4,216	$(1,067)	$5,283

Comparison of 2014 to 2013

Net interest expense for fiscal year 2014 remained flat from a year ago, with an increase in interest expense on loans offset by lower interest expenses related to hedging activity and an increase in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, the settlement of a loan outstanding for which we also settled the hedged currency/interest rate swap, and the increase in construction activities related to the three new warehouse clubs being constructed in Colombia.

Comparison of 2013 to 2012

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition and ongoing working capital requirements. The decrease in net interest expense for fiscal year 2013 is primarily due to higher level of capitalized interest associated with the construction of warehouse clubs in Colombia and Costa Rica. Additionally, there was a slight increase in net interest expense incurred related to third-party loans and hedging activity.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Fiscal Years Ended August 31,
	2014			2013(1)			2012(1)
	Amount	Change from prior year	% Change	Amount	Change from prior year	% Change	Amount
Total other income (expense)	984	$1,938	(203.1)%	$(954)	$(429)	81.7%	$(525)

(1)
We have made reclassifications to the consolidated statements of income for fiscal years reported prior to 2013 to conform to the presentation in fiscal year 2013; see "Selected Financial Data" for further detail.

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

 Comparison of 2014 to 2013

For fiscal year 2014, we recorded a net currency gain of $984,000 resulting from the revaluation of non-functional currency monetary assets and liabilities of our various subsidiaries, offset by the cost associated with non-deliverable forwards in Colombia to manage currency risk. The gain during the fiscal year primarily related to the net U.S. dollar asset position held by various of our subsidiaries at a time when their local currency devalued, thereby resulting in a revaluation gain.

Comparison of 2013 to 2012

The currency loss in fiscal year 2013 was driven by losses resulting from currency devaluations in Colombia, Guatemala, Honduras and Jamaica, offset by gains recognized in Costa Rica.

Provision for Income Taxes

	Fiscal Years Ended August 31,
	2014		2013		2012
	Amount	Increase/(decrease) from prior year	Amount	Increase/(decrease) from prior year	Amount
Current tax expense	$41,041	$4,773	$36,268	$2,350	$33,918
Net deferred tax provision (benefit)	$331	$(2,343)	$2,674	$1,539	$1,135
Provision for income taxes	$41,372	$2,430	$38,942	$3,889	$35,053
Effective tax rate	30.8%		31.6%		34.1%

Comparison of 2014 to 2013

       The variance in the effective tax rate for the fiscal year 2014 compared to the prior year was primarily attributable to the favorable impact of 0.9% resulting from a greater proportion of income falling into low tax jurisdictions.

Comparison of 2013 to 2012

        For fiscal year 2013, the decrease in the effective rate versus the prior year was primarily attributable to the following factors: (i) 0.6% of the decrease results from changes in the valuation allowance against net operating losses of our Colombia affiliate; (ii) 0.7% of the decrease results from a valuation allowance recorded in fiscal year 2012 against California net operating losses due to adoption of single sales factor apportionment; (iii) 0.3% of the decrease results from prior period credit card processing fees recorded in fiscal year 2012 for which we did not recognize a tax benefit.

Liquidity and Capital Resources

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders. Our primary source for funding these requirements are cash and cash equivalents on hand and cash generated from operations.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements. As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

The following table summarizes the cash and cash equivalents held by our foreign subsidiaries and domestically (in thousands). Repatriation of cash and cash equivalents held by foreign subsidiaries may require us to accrue and pay taxes. We have no plans at this time to repatriate cash through the payment of cash dividends by our foreign subsidiaries to our domestic operations and, therefore, have not accrued taxes that would be due from repatriation.

	August 31, 2014	August 31, 2013
Cash and Cash Equivalents held by foreign subsidiaries	$110,447	$75,108
Cash and Cash Equivalents held domestically	26,651	46,766
Total Cash and Cash Equivalents	$137,098	$121,874

     Our cash flows are summarized as follows (in thousands):

	Fiscal Years Ended August 31,
	2014	2013	2012
Net cash provided by (used in) continuing operating activities	$137,275	$130,633	$89,490
Net cash provided by (used in) discontinued operations	—	—	399
Net cash provided by (used in) investing activities	(119,559)	(71,812)	(52,567)
Net cash provided by (used in) financing activities	1,876	(21,806)	(25,082)
Effect of exchange rates	(4,368)	(6,389)	2,191
Net increase (decrease) in cash and cash equivalents	$15,224	$30,626	$14,431

Our operating activities provided cash for all periods presented as summarized below.

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013	2013 to 2012
Net Income	$92,886	$84,265	$67,621	$8,621	$16,644
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	28,475	24,444	23,739	4,031	705
Loss /(Gain) on sale of assets	1,445	889	312	556	577
Deferred income taxes	2,362	3,049	2,128	(687)	921
Stock-based compensation expenses	4,962	4,966	4,031	(4)	935
Other non-cash operating activities	(9)	3	36	(12)	(33)
Net non-cash related expenses	37,235	33,351	30,246	3,884	3,105
Net Income from operating activities reconciled for non-cash operating activities	130,121	117,616	97,867	12,505	19,749
Changes in Operating Assets and Liabilities not including Merchandise Inventories	16,124	29,387	15,434	(13,263)	13,953
Changes in Merchandise Inventories	(8,970)	(16,370)	(23,811)	7,400	7,441
Net cash provided by discontinued operating activities	—	—	399	—	(399)
Net cash provided by (used in) operating activities	$137,275	$130,633	$89,889	$6,642	$40,744

Net income from operating activities reconciled for non-cash operating activities increased $12.5 million in fiscal year 2014 over fiscal year 2013 primarily as a result of higher sales, gross profits and membership income growth. Change in operating assets and liabilities not including merchandise inventories generated additional cash from operating activities. This was primarily a result of the increase in trade accounts payable for approximately $27.8 million arising from the increase in inventory purchases related to the addition of two warehouse clubs in fiscal year 2014, increases in inventory to support projected increases in sales and the our increased leveraging on vendor payment terms. Additional increases in deferred rent and deferred membership income contributed an additional $2.5 million change from operating assets and liabilities not including merchandise inventories. These contributions were offset by $14.2 million of increases in prepaid taxes, value added taxes receivable, other long term income taxes receivable, and trade accounts receivable (related to export sales).

The 24.6% increase in Net Income for fiscal year 2013 compared to fiscal year 2012 was primarily due to year-over-year increases in warehouse sales of 12.0%.  Net non-cash related expenses increased for fiscal year 2013 compared to fiscal year 2012 primarily due to an increase in depreciation expenses (reflective of the continuing investment activities in warehouse clubs), an increase in deferred income taxes, an increase in the loss on sales of assets primarily related to normal asset replacement activity and an increase in the amortization of stock-based compensation year over year.  Our merchandise inventories increased by $16.4 million in fiscal year 2013, reflecting a 12% growth in sales. In the previous fiscal year, merchandise inventories increased $23.8 million, reflecting a 19% growth in sales. In fiscal year 2013, we acquired inventory for two additional clubs as we opened its second and third clubs in South and North Cali, Colombia in October 2012 and May 2013, respectively.

Our use of cash in investing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Increase/(Decrease)
	2014	2013	2012	2014 to 2013	2013 to 2012
Land acquisitions	$22,090	$12,794	$10,943	$9,296	$1,851
Warehouse club expansion, construction, and land improvements	53,516	37,855	25,998	15,661	11,857
Acquisition of fixtures and equipment	42,495	19,278	15,764	23,217	3,514
Increase in capital contributions to joint ventures	750	550	—	200	550
Deposits for land purchase option	850	1,599	—	(749)	1,599
Proceeds from disposals of property and equipment	(142)	(264)	(138)	122	(126)
Net cash flows (provided by) used in investing activities	$119,559	$71,812	$52,567	$47,747	$19,245

Net cash used in investing activities increased in fiscal year 2014 compared to fiscal year 2013 by approximately $47.7 million primarily due to an increase in cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios"), the construction and completion of a warehouse club in Tegucigalpa, Honduras ("El Sauce"), the purchase of land and the ongoing construction of warehouse clubs on the land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia, the ongoing construction of a warehouse club on land we have leased in Bogota, Colombia and the addition of fixtures and equipment for these warehouse clubs.

We incur approximately $30.0 million in normal annual capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  Additionally, we have either commitments or plans for capital spending during fiscal year 2015 for previously announced new warehouse club construction of approximately $14.1 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements that have not been recorded as commitments, for which we have recorded within the balance sheet approximately $1.1 million in restricted cash deposits and prepaid expenses. The land purchase option agreements can be canceled at our sole option.  We do not have a time table of when or if we will exercise these land purchase options due to the uncertainty related to the completion of our due diligence review. Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $31.7 million.

Net cash used in investing activities was higher in fiscal year 2013 compared to fiscal year 2012 by approximately $19.2 million primarily due to the increase in the number of land acquisitions and land deposits and an increase in warehouse club construction and expansion activity in fiscal year 2013 compared to fiscal year 2012.

Net cash provided by (used in) financing activities for the period presented is summarized below:

	Fiscal Years Ended August 31,			Decrease/(Increase)
	2014	2013	2012	2014 to 2013	2013 to 2012
New bank loans, offset by establishment of certificates of deposit held against loans and payments on existing bank loans	$26,186	$(1,667)	$(5,335)	$27,853	$3,668
Cash dividend payments	(21,144)	(18,133)	(18,120)	(3,011)	(13)
Proceeds from exercise of stock options, restricted stock awards and unit vestings and the tax benefit related to these transactions	1,607	1,461	1,527	146	(66)
Purchase of treasury stock related to vesting of restricted stock	(4,773)	(3,467)	(3,154)	(1,306)	(313)
Net cash provided by (used in) financing activities	$1,876	$(21,806)	$(25,082)	$23,682	$3,276

Net cash provided by loan activities increased approximately $27.9 million over the same period in fiscal year 2014 as we received cash from three additional loans entered into by our Panama, Honduras and El Salvador subsidiaries for approximately $24.0 million, $13.7 million, and $4.2 million respectively. We also received additional cash from financing activities when compared to the prior year from the release of restricted cash related to loans of approximately $6.0 million. These amounts were offset by repayments of long-term loans of approximately $8.1 million by our Colombia subsidiary, $3.2 million by our Panama subsidiary, and $4.1 million by our El Salvador subsidiary. Regularly scheduled payments increased year on year by approximately $700,000. In addition, the year on year comparison of cash provided by financing activities takes into account our recording in fiscal year 2013 of loans entered into by our Barbados subsidiary for approximately $3.9 million pursuant to a loan agreement with Citi Corp Merchant Bank Limited.

Net cash used in financing activities decreased in fiscal year 2013 over fiscal year 2012 primarily due to the reduction in the amounts of certificates of deposits held against loans in fiscal year 2013 of approximately $2.0 million and the reduction of short-term loan pay downs of approximately $2.3 million, offset by normally scheduled payments in fiscal year 2013.  In addition, cash used for the purchase of treasury stock in connection with the vesting of restricted stock increased, primarily as a result of increases in our stock price.

The following table summarizes the dividends declared and paid during fiscal years 2014, 2013 and 2012.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/23/14	$0.70	2/14/14	2/28/14	$0.35	8/15/14	8/29/14	$0.35
11/27/12	0.60	12/10/12	12/21/12	0.30	8/15/13	8/30/13	0.30
1/25/12	0.60	2/15/12	2/29/12	0.30	8/15/12	8/31/12	0.30

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

 Financing Activities

On August 30, 2014, PriceSmart, Inc. entered into an agreement with MUFG Union Bank N.A. to increase our short-term borrowing facilities by approximately $15.0 million. The interest rate for day to day draw down of the facility is the prime rate.
On August 29, 2014, our El Salvador subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility for $4.2 million with a variable interest rate of 30-day LIBOR plus 3.5%. The loan term is for five years with monthly interest and principal payments. This loan is secured by assets of our El Salvador subsidiary.
On August 29, 2014, our El Salvador subsidiary repaid the remaining balance of $4.1 million on the loan agreement entered into by the subsidiary on September 1, 2009 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for $8.0 million. The interest rate was fixed at 5.5%. The loan term was for five years with monthly interest and principal payments. The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A.
On August 25, 2014, our Colombia subsidiary entered into a agreement to establish short-term borrowing facilities with Citibank-Colombia S.A. for approximately $10.9 million. The interest rate is the Inter Bank Rate plus 180 basis points set at the date of the funds draw down.
On March 31, 2014, our Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. The purpose of the loan is to repay borrowings due to MetroBank, S.A. of $3.2 million and to fund our warehouse club expansion plans. During April 2014, we drew down $24.0 million of the $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $3.2 million.
On March 31, 2014, our Panama subsidiary entered into a loan renewal agreement with The Bank of Nova Scotia renewing for an additional five years a 5.5% fixed rate loan originally entered into on August 21, 2009. The balance on the loan as of August 21, 2014 was $5.0 million. The renewal agreement became effective on August 21, 2014. The renewal agreement establishes a credit facility of $5.0 million at a variable interest rate of 30-day LIBOR plus 3.5%, for a five year term, with monthly principal and interest payments. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia.
On March 7, 2014, our Honduras subsidiary entered into a loan agreement with Banco de America Central Honduras, S.A. The agreement establishes a credit facility for 286.0 million Lempiras, approximately USD $13.7 million. The loan has a variable interest rate of 12.75%, which will be reviewed semiannually. The interest rate may not be less than 12.5%. The loan is for 10 years with interest and principal payments due quarterly, subject to a 24-month grace period on principal payments. This loan is secured by assets of our Honduras subsidiary. On March 10, 2014, we drew down the full amount of the LPS 286.0 million loan.

On November 3, 2013, we paid down $8.0 million of the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York. The original agreement established a loan facility for $16.0 million to be disbursed in two tranches of $8.0 million each, however we did not draw down the second tranche.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of our Colombia subsidiary, but if we did not draw on the facility or pay off the loan, the facility would terminate. We have repaid this loan, and this loan facility has terminated.  This loan was secured by a time deposit pledged by us equal to the amount outstanding on the loan.   The secured time deposit of $8.0 million pledged by us was released on November 3, 2013.

On August 30, 2012 our Barbados subsidiary entered into a loan agreement with Citicorp Merchant Bank Limited.  The agreement established a credit facility for BDS$8.0 million (Barbados Dollars), equivalent to approximately USD $4.0 million. The interest rate is set at the Barbados Prime Lending Rate less 2.0%.  The loan term is seven years with interest and principal payments due quarterly.  This loan is secured by assets of our Barbados subsidiary. On October 3, 2012, we obtained the proceeds from the BDS$8.0 million loan.

On January 13, 2012, our Guatemala subsidiary paid off its local-currency loan from Banco Industrial, S.A. for approximately $5.2 million.

On December 22, 2011, our Guatemala subsidiary entered into a loan agreement based in Quetzales with Banco Industrial, S.A., for the equivalent amount of $8.9 million to be repaid over ten years.  A portion of the proceeds of this loan was used to pay off the $5.2 million local-currency loan described above. The loan has a variable interest rate, which will be fixed for the first three years to an interest rate of 8% per year.  Thereafter, the interest rate will be negotiable according to market conditions.

On March 14, 2011, our Colombia subsidiary entered into a loan agreement with Scotiabank & Trust (Cayman) Ltd.  The agreement establishes a credit facility for $16.0 million to be disbursed in several tranches.  The interest rate is set at the three-month LIBOR rate plus 0.7%.  The loan term is five years with interest only payments and a balloon payment at maturity.  This loan is secured by a time deposit of $16.0 million pledged by our Costa Rican subsidiary.  The deposit will earn interest at a rate equal to three-month LIBOR.  The first tranche of $8.0 million was funded on April 1, 2011, and we secured this portion of the loan with an $8.0 million secured time deposit.  The second tranche of $2.0 million was funded on July 28, 2011, and we secured this portion of the loan with a $2.0 million secured time deposit.  We drew down the third and final tranche of $6.0 million on September 30, 2011, and we secured this portion of the loan with a $6.0 million secured time deposit.  On January 31, 2012, our Colombia subsidiary and Scotiabank & Trust (Cayman) Ltd. amended and restated the March 14, 2011 loan agreement.  The amendment increased the credit facility by $16.0 million; as a result the total credit facility with Scotiabank & Trust (Cayman) Ltd. is for $32.0 million.  The interest rate on the incremental amount of the facility as the tranches are drawn is three-month LIBOR rate plus 0.6%.  The loan term continues to be five years with interest only payments and a balloon payment at maturity.  The deposits will earn interest at a rate equal to three-month LIBOR.  The first tranche of $8.0 million from the incremental $16.0 million of the credit facility was funded on February 21, 2012, and we secured this portion of the loan with an $8.0 million secured time deposit pledged by our Costa Rica subsidiary.

Derivatives

We are exposed to certain risks relating to our ongoing business operations. One risk managed by us using derivative instruments is interest rate risk.  To manage interest rate exposure, we enter into hedging transactions (interest rate swaps) using derivative financial instruments.  The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the interest payments associated with variable-rate LIBOR loans over the life of the loans.  As changes in interest rates impact the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

In addition, we are exposed to foreign currency and interest rate cash flow exposure related to a non-functional currency long-term debt of one of our wholly owned subsidiaries. To manage this foreign currency and interest rate cash flow exposure, this subsidiary enters into cross-currency interest rate swaps that convert its U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

We are also exposed to foreign-currency exchange-rate fluctuations on U.S. dollar denominated liabilities within our international subsidiaries whose functional currency is other than the U.S. dollar.  We manage these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. We seek to mitigate foreign-currency exchange-rate risk with the use of these contracts and do not intend to engage in speculative transactions. Currently, these contracts do not contain any credit-risk-related contingent features.  These contracts do not qualify for derivative hedge accounting. The forward currency hedges are not effective cash flow hedges because the notional amount and maturity date of the forward contract does not coincide with the accounts payable balance and due dates.  The hedge ineffectiveness is measured by use of the “hypothetical derivative method,” and we record the changes in the fair value of the forward contract related to the re-measurement of the payable at spot exchange rates as exchange rate gains or losses.  The implied interest rate included within the forward contract is reflected in earnings as interest expense.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction is determined to be ineffective.  There were no such amounts for the periods reported herein.

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2014:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

We measure the fair value for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis during the reporting period.  We have designated the interest rate swaps and cross-currency interest rate swap agreements as hedging instruments and have accounted for them under hedge accounting rules.  The following table summarizes the fair value of interest rate swaps and cross-currency interest rate swaps that qualify for derivative hedge accounting (in thousands, except footnote data):

	August 31, 2014		August 31, 2013
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross-currency interest rate swaps(1)(2)	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$495	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—
Cross-currency interest rate swaps(1)(2)	Other non-current assets	$970	Other non-current assets	$1,505
Interest rate swaps(3)	Other non-current assets	125	Other non-current assets	—
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$1,590		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $(917,000) and $(1.0) million net of tax as of August 31, 2014 and August 31, 2013, respectively.

(2)
We have recorded a deferred tax liability amount with an offset to other comprehensive income of $(548,000) and $(497,000) as of August 31, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $(94,000) and $10,000 net of tax as of August 31, 2014 and August 31, 2013, respectively. We have recorded a deferred tax (liability)/asset amount with an offset to other comprehensive income of $(31,000) and $4,000 as of August 31, 2014 and August 31, 2013, respectively.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

From time to time, we enter into non-deliverable forward exchange contracts. These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.

The following table summarizes these agreements as of August 31, 2014:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	August 2014	Bank of Nova Scotia	Forward foreign exchange contracts	$3,000	September 2014 - October 2014	August 2014 - October 2014

As of August 31, 2013, no open amounts for non-deliverable forward foreign exchange contracts were recorded.

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2014		August 31, 2013
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	(14)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(14)		$—

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by our those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2014	$61,869	$—	$436	$61,433	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

During the fiscal year 2014, we increased our short-term facilities in PriceSmart, Inc. by approximately $15.0 million and established short-term facilities within our Colombia subsidiary of approximately $10.9 million dollars. As of August 31, 2014, we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014 and August 31, 2013, we were in compliance with respect to these covenants.

The following table provides the changes in our long-term debt for the twelve months ended August 31, 2014:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2013	12,757	60,263	73,020	(1)
Proceeds from long-term debt:
Panama subsidiary	2,400	21,600	24,000
Honduras subsidiary	—	13,734	13,734
El Salvador subsidiary	800	3,408	4,208
Repayments of long-term debt:
Repayment of loan by Colombia subsidiary, originally entered into on November 1, 2010 with Citibank, N.A. in New York	—	(8,131)	(8,131)
Repayment of loan by Panama subsidiary, originally entered into on September 11, 2010 with Metro Bank, S.A.	(500)	(2,708)	(3,208)
Repayment of loan by El Salvador subsidiary, originally entered into on September 1, 2009 with Scotiabank El Salvador, S.A.	(4,066)	—	(4,066)
Regularly scheduled loan payments	(2,102)	(6,249)	(8,351)
Reclassifications of long-term debt	2,567	(2,567)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(8)	241	233
Balances as of August 31, 2014	11,848	79,591	91,439	(3)

(1)	The carrying amount cash assets assigned as collateral for this total was $33.8 million and the carrying amount on non-cash assets assigned as collateral for this total was $55.2 million.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

As of August 31, 2014, we had approximately $62.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, we were in compliance with all covenants or amended covenants.

As of August 31, 2013, we had approximately $55.9 million of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the fourth quarter of fiscal year 2013, we determined that our Barbados subsidiary was not in compliance with a financial covenant that was measured and reported on an annual basis at the end of our fiscal year 2013. We obtained a written waiver from the bank on the annual measurement and reporting for this covenant with respect to any non-compliance for fiscal year 2013 and amended the financial covenants within the underlying contract for the long-term loans in the Barbados subsidiary. As of August 31, 2013, we were in compliance with all covenants, amended covenants or had received a written waiver from the bank with respect to any non-compliance.

Contractual Obligations

As of August 31, 2014, our commitments to make future payments under long-term contractual obligations were as follows (in thousands):

	Payments due in:
Contractual obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years	Total
Long-term debt and interest(1)	$17,561	$50,132	$31,662	$12,972	$112,327
Operating leases(2)	9,156	17,897	18,540	89,988	$135,581
Additional capital contribution commitments to joint ventures(3)	2,362	—	—	—	$2,362
Data recovery services(4)	163	182	—	—	$345
Distribution center services(5)	42	—	—	—	$42
Warehouse club construction commitments (6)	14,133	—	—	—	$14,133
Total	$43,417	$68,211	$50,202	$102,960	$264,790

(1)
Long-term debt includes debt with both fixed and variable interest rates.  We have used variable rates as of August 31, 2014 to calculate future estimated payments related to the variable rate items.  For the portion of the loans subject to interest rate swaps and cross-currency interest rate swaps, we have used the fixed interest rates as set by the interest rate swaps.

(2)
Operating lease obligations have been reduced by approximately $517,000 to reflect the amounts net of sublease income. Additionally, during September 2014, we executed an amendment to include an additional 3,802 square feet of space and an extension on the term through May 2026 of the existing premises at our corporate headquarters, adding lease obligations of approximately $11.8 million. In September 2014, we also executed an amendment to include an additional 26,400 square feet of space at our primary distribution center in Miami, adding lease obligations of approximately $1.0 million. The lease obligations for these two lease amendments are not included within the above table.

(3)
Amounts shown are the contractual capital contribution requirements for our investment in the joint ventures that we have agreed to make; however, the parties intend to seek alternate financing for these projects. In September 2012, we contributed an additional $300,000 to Price Plaza Alajuela, S.A. and maintained its 50% interest in the joint venture. In October 2012, we contributed an additional $250,000 to Golf Park Plaza S.A. and in January 2014 we contributed an additional $750,000 to Golf Park Plaza S.A. maintaining our 50% interest in the joint venture. The contributions were a portion of our required additional future contributions under the joint venture agreement.

(4)	Amounts shown are the minimum payments under contract for our off-site data recovery services agreement.

(5)	Amounts shown are the minimum payments under contractual distribution center services agreements for Mexico City.

(6)	The amounts shown represent contractual obligations for construction services not yet rendered.

Income Tax Liabilities

We have as of August 31, 2014 approximately $1.9 million in net liabilities for income taxes associated with uncertain tax benefits for which the timing of future of payment is uncertain.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on its financial condition or consolidated financial statements.

Repurchase of Equity Securities and Re-issuance of Treasury Shares

At the vesting dates for restricted stock awards to our employees, we repurchase a portion of the shares that have vested at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements related to the vesting of restricted stock awards. We do not have a stock repurchase program.

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in the reduction of stockholders’ equity in our Consolidated Balance Sheets.  We may reissue these treasury shares.  When treasury shares are reissued, we use the first in/first out (“FIFO”) cost method for determining cost of the reissued shares.  If the issuance price is higher than the cost, the excess of the issuance price over the cost is credited to additional paid-in capital (“APIC”).  If the issuance price is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock and the balance is charged to retained earnings.

The following table summarizes the shares repurchased during fiscal years 2014 and 2013:

Period	(a) Total Number of Shares Purchased 2014	(b) Average Price Paid Per Share 2014	(a) Total Number of Shares Purchased 2013	(b) Average Price Paid Per Share 2013
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28,	48,291	94.18	41,774	77.43
3rd quarter ended May 31,	517	101.44	660	77.83
4th quarter ended August 31,	2,090	82.31	2,026	89.40
Total fiscal year	50,898	$93.77	44,460	$81.55

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of August 31:

Period	(a) Total Number of Shares Re-issued 2014	(b) Average Cost Paid Per Share 2014	(a) Total Number of Shares Re-issued 2013	(b) Average Cost Paid Per Share 2013
1st quarter ended November 30,	—	$—	—	$—
2nd quarter ended February 28,	—	—	—	—
3rd quarter ended May 31,	—	—	—	—
4th quarter ended August 31,	—	—	—	—
Total fiscal year	—	$—	—	$—

Critical Accounting Estimates

The preparation of our consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, income taxes, value added taxes, and long-lived assets. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on our financial condition and results of operations.

Contingencies and Litigation: In the ordinary course of business, we are periodically named as a defendant in various lawsuits, claims and pending actions and are exposed to tax risks (other than income tax). The principal risks that we insure against are workers’ compensation, general liability, vehicle liability, property damage, employment practices, errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims, actions and non-income tax issues is probable and reasonably estimable, we record the estimated liability based on circumstances and assumptions existing at the time. The estimates affecting our litigation reserves can be affected by new claims filed after the balance sheet date with respect to events occurring prior to the balance sheet date and developments in pending litigation that may affect the outcome of the litigation. While we believe the recorded liabilities are adequate, there are inherent limitations in projecting the outcome of litigation and in evaluating the probable additional tax associated with various non-income tax filing positions. As such, we are unable to make a reasonable estimate of the sensitivity to change of estimates affecting our recorded liabilities. As additional information becomes available, we assess the potential liability and revise our estimates as appropriate.

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of August 31, 2014, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

We and our subsidiaries are required to file federal and state income tax returns in the United States and various other tax returns in foreign jurisdictions. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax we pay. In consultation with our tax advisors, we base our tax returns on interpretations that we believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal, state and foreign taxing authorities in the jurisdictions in which we or one of our subsidiaries file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions we have taken (“uncertain tax positions”) and, therefore, require us or one of our subsidiaries to pay additional taxes.
We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on August 31, 2014 and August 31, 2013. However, during the fiscal year 2014, we were required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that we are currently appealing, but we believe we will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as we consider these a payment on account and expect to get a refund thereof upon eventually prevailing on these cases, but we are unsure of the timing thereof. We have not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as we deem such earnings to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with the repatriation earnings because of the complexity of the computation.

 Value-Added Tax Receivable: We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”) within normal the course of its business in most of the countries where we operate on merchandise and/or services we acquire. We also collect VAT or similar taxes on behalf of the government (“output taxes”) for merchandise and/or services we sell. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. We either request a refund of this VAT receivable or apply the balance to expected future VAT payables. In some countries where we operate, the government has implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government. These procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete.

In most countries where we operate, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. We currently are appealing this interpretation in court and, based on recent favorable jurisprudence on this matter, expect to prevail. Additionally, the government recently began an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, we have not placed an allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $5.1 million and $4.3 million as of August 31, 2014 and August 31, 2013, respectively.

Our policy for classification and presentation of VAT receivables is as follows:

•Short-term VAT receivables, recorded as Other current assets: This classification is used for any countries where our subsidiary has generally demonstrated the ability to recover the VAT receivable within one year. We also classify as short-term any approved refunds or credit notes to the extent that we expect to receive the refund or use the credit notes within one year.

•Long-term VAT receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts or countries which are subject to outstanding disputes.

Long-lived Assets: We periodically evaluate our long-lived assets for indicators of impairment.  Indicators that an asset may be impaired are:

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

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers.

In May 2014, the FASB issued amended guidance on contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires that an entity depict the consideration by applying the following steps:

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

Seasonality

Historically, our merchandising businesses have experienced holiday retail seasonality in their markets. In addition to seasonal fluctuations, our operating results fluctuate quarter-to-quarter as a result of economic and political events in markets that we serve, the timing of holidays, weather, the timing of shipments, product mix, and currency effects on the cost of U.S.-sourced products which may make these products more or less expensive in local currencies and therefore more or less affordable. Because of such fluctuations, the results of operations of any quarter are not indicative of the results that may be achieved for a full fiscal year or any future quarter. In addition, there can be no assurance that our future results will be consistent with past results or the projections of securities analysts.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity price risk. These market risks arise in the normal course of business. We do not engage in speculative trading activities. To manage the risk arising from these exposures, we utilize interest rate swaps, cross-currency interest rate swaps, non-deliverable foreign currency forward contracts and loans denominated in foreign currencies. For a discussion of our accounting policies for derivative instruments and further disclosures, please see Notes to Consolidated Financial Statements - Note 12 - Derivative Instruments and Hedging Activities.

Each market risk sensitivity analysis presented below is based on hypothetical scenarios used to calibrate potential risk and do not represent our view of future market changes. The effect of a change in a particular assumption is calculated without adjusting any other assumption. In reality, however, a change in one factor could cause a change in another factor, which may magnify or negate other sensitivities.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our short-term borrowings and long-term debt borrowings. We have mitigated a portion of our interest rate risk by managing the mix of fixed and variable rate debt and by entering into interest rate swaps and cross-currency interest rate swaps to hedge interest rate risk. The notional amount, interest payment and maturity dates of the swap match the terms of the associated debt.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table represents the principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, including cross-currency interest rate swaps, the table represents the contractual cash flows and weighted-average interest rates by the contractual maturity date, unless otherwise noted. The notional amounts are used to calculate contractual cash flows to be exchanged under the contracts. The weighted-average variable rates are based upon prevailing market interest rates and the outstanding balances as of August 31, 2014.

Annual maturities of long-term debt, and derivatives are as follow (in thousands):

	Twelve months ended August 31,
	(Amounts in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Long-Term Debt:
Long-term debt with fixed interest rate	$5,102	$4,226	$901	$901	$901	$2,178	$14,209
Weighted-average interest rate	7.04%	7.5%	8.00%	8.00%	8.00%	8.00%	7.63%
Long-term debt with variable interest rate	$6,746	$21,705	$15,174	$7,582	$17,864	$8,159	$77,230
Weighted-average interest rate	4.57%	4.5%	5.36%	5.97%	6.3%	11.50%	5.52%
Total long-term debt	$11,848	$25,931	$16,075	$8,483	$18,765	$10,337	$91,439

Derivatives:
Interest Rate Swaps:
Variable to fixed interest	3,400	3,400	3,400	3,400	$14,600	—	$28,200
Weighted-average pay rate	4.96%	4.96%	4.96%	4.96%	4.96%	—%	4.96%
Weighted-average receive rate	3.66%	3.66%	3.66%	3.66%	3.66%	—%	3.66%

Cross-Currency Interest Rate Swaps:
Variable to fixed interest	$8,000	$16,000	$8,000	—	—	—	$32,000
Weighted-average pay rate	4.79%	5.75%	6.02%	—%	—%	—%	5.58%
Weighted-average receive rate	0.93%	0.93%	0.83%	—%	—%	—%	0.91%

We also carry investments in cash-equivalent instruments, which accrue income at variable rates of interest. The following table provides information about these cash-equivalent instruments that are sensitive to changes in interest rates.

	Twelve months ended August 31,
	(Amount in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total

Certificates of Deposit
Certificates of Deposit with variable interest rate	—	$16,000	$8,000	—	—	—	$24,000
Weighted-average interest rate	—%	0.23%	0.23%	—%	—%	—%	0.23%

Foreign Currency Risk

We have foreign currency risks related to sales, operating expenses and financing transactions in currencies other than the U.S. dollar. As of August 31, 2014, we had a total of 33 consolidated warehouse clubs operating in 12 foreign countries and one U.S. territory, 26 of which operate under currencies other than the U.S. dollar. Approximately 52% of our net warehouse sales are comprised of products purchased in U.S. dollars and imported into the markets where our warehouse clubs are located, but approximately 79% of our net warehouse sales are in foreign currencies. We may enter into additional foreign countries in the future or open additional locations in existing countries, which may increase the percentage of net warehouse sales denominated in foreign currencies.

Currency exchange rate changes either increase or decrease the cost of imported products that we purchase in U.S. dollars and price in local currency. Price changes can impact the demand for those products in the market. Currency exchange rates also affect the reported sales of the consolidated company when local currency-denominated sales are translated to U.S. dollars. In addition, we revalue all U.S. dollar denominated assets and liabilities within those markets that do not use the U.S. dollar as the functional currency. These assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore and the value of items shipped from the U.S. to our foreign markets. The gain or loss associated with this revaluation, net of reserves, is recorded in other income (expense).

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

	Revaluation/(Devaluation)
	Years Ended August 31,
	2014	2013
Country	% Change	% Change

Colombia	0.41%	(6.15)%
Costa Rica	(7.03)%	(1.29)%
Dominican Republic	(1.76)%	(9.57)%
Guatemala	2.46%	(0.24)%
Honduras	(3.09)%	(4.17)%
Jamaica	(10.54)%	(13.67)%
Nicaragua	(4.99)%	(4.98)%
Trinidad	1.33%	(0.50)%

We seek to manage foreign exchange risk by (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala; we have cross-currency interest rate swaps and forward currency derivatives in Colombia and interest rate swaps in Panama. Turbulence in the currency markets can have a significant impact on the value of the foreign currencies within the countries in which we operate. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility and uncertainties regarding the currencies in the countries that we operate in could have a material impact on our operations in future periods. However, there is no way to accurately forecast how currencies may trade in the future and, as a result, we cannot accurately project the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

We are exposed to foreign exchange risks related to U.S. dollar-denominated cash, cash equivalents and restricted cash, to U.S. dollar-denominated intercompany debt balances and to other U.S. dollar-denominated debt/asset balances (excluding U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments), within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other income (expense) for these U.S. dollar-denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2014:

Overall weighted negative currency movement	Gains based on change in U.S. dollar denominated cash, cash equivalents and restricted cash balances (in thousands)	Losses based on change in U.S. dollar denominated inter-company balances (in thousands)	Losses based on change in U.S. dollar denominated asset/liability balances, presented (in thousands)(1)
5%	$3,369	$3,643	$379
10%	$6,737	$7,287	$758
20%	$13,474	$14,574	$1,516

(1) Excludes U.S. dollar-denominated debt obligations for which we hedge a portion of the currency risk inherent in the interest and principal payments.

We are also exposed to foreign exchange risks related to local-currency-denominated cash and cash equivalents, to local-currency-denominated debt obligations, to local-currency-denominated current assets and liabilities and to local-currency-denominated long-term assets and liabilities within entities whose functional currency is not the U.S. dollar. The following table discloses the net effect on other comprehensive income (loss) for these local currency denominated accounts relative to hypothetical simultaneous currency devaluation in all the countries listed in the table above, based on balances as of August 31, 2014:

Overall weighted negative currency movement	Other comprehensive loss on the decline in local currency denominated cash and cash equivalents and restricted cash (in thousands)	Other comprehensive gain on the decline in foreign currency denominated debt obligations (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated current assets net of current liabilities (in thousands)	Other comprehensive loss on the decline in all other foreign currency denominated long-term assets net of long-term liabilities (in thousands)
5%	$2,407	$1,190	$1,762	$15,051
10%	$4,813	$2,380	$3,525	$30,101
20%	$9,626	$4,760	$7,050	$60,203

In addition, we are exposed to foreign currency exchange rate fluctuations associated with our U.S. dollar-denominated debt obligations that we hedge. We hedge a portion of the currency risk inherent in the interest and principal payments associated with this debt through the use of cross-currency interest rate swaps. The terms of these swap agreements are commensurate with the underlying debt obligations. The aggregate fair value of these swaps was in a net asset position of approximately $917,000 at August 31, 2014 and approximately $1.0 million at August 31, 2013. A hypothetical 10% increase in the currency exchange rates underlying these swaps from the market rates at August 31, 2014 would have resulted in a further increase in the value of the swaps of approximately $1.0 million. Conversely, a hypothetical 10% decrease in the currency exchange rates underlying these swaps from the market rates at August 31, 2014 would have resulted in a change from asset to liability position for a net decrease in the value of the swaps of approximately of $2.3 million.

We use non-deliverable forward foreign exchange contracts to address exposure to U.S. dollar merchandise inventory expenditures made by our international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts do not qualify for derivative hedge accounting. The market risk related to foreign currency forward contracts is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on the market rates in effect on August 31, 2014. A 10% appreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $184,000 net increase in the fair value of the contracts. Conversely, a 10% depreciation of the U.S. dollar relative to the local currency exchange rates would result in approximately a $224,000 net decrease in the fair value of the contracts. However, gains or losses on these derivative instruments are economically offset by the gains or losses on the underlying transactions.

Commodity Price Risk

The increasing price of oil and certain commodities could have a negative effect on our operating costs and sales. Higher oil prices can negatively impact the economic growth of the countries in which we operate, thereby reducing the buying power of our members. Higher oil prices can also increase our operating costs, particularly utilities and distribution expenses. Inflationary pressures on various commodities also may impact consumer spending. We do not currently seek to hedge commodity price risk.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of PriceSmart, Inc.

We have audited the accompanying consolidated balance sheets of PriceSmart, Inc. as of August 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriceSmart, Inc. at August 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PriceSmart, Inc.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated October 30, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
October 30, 2014

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	August 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$137,098	$121,874
Short-term restricted cash	2,353	5,984
Receivables, net of allowance for doubtful accounts of $0 and $0 as of August 31, 2014 and August 31, 2013, respectively	7,910	3,130
Merchandise inventories	226,383	217,413
Deferred tax assets – current, net	6,177	6,290
Prepaid expenses and other current assets (includes $495 and $0 as of August 31, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	22,570	20,890
Total current assets	402,491	375,581
Long-term restricted cash	27,013	34,775
Property and equipment, net	426,325	338,478
Goodwill	36,108	36,364
Deferred tax assets – long term	11,825	12,871
Other non-current assets (includes $1,095 and $1,505 as of August 31, 2014 and August 31, 2013, respectively, for the fair value of derivative instruments)	27,593	19,866
Investment in unconsolidated affiliates	8,863	8,104
Total Assets	$940,218	$826,039
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	225,761	199,425
Accrued salaries and benefits	17,799	17,862
Deferred membership income	17,932	16,528
Income taxes payable	7,664	8,059
Other accrued expenses	21,030	20,136
Long-term debt, current portion	11,848	12,757
Deferred tax liability – current	157	111
Total current liabilities	302,191	274,878
Deferred tax liability – long-term	2,290	2,622
Long-term portion of deferred rent	5,591	4,440
Long-term income taxes payable, net of current portion	1,918	2,184
Long-term debt, net of current portion	79,591	60,263
Other long-term liabilities (includes $0 and $14 for the fair value of derivative instruments and $372 and $589 for the defined benefit plan as of August 31, 2014 and August 31, 2013, respectively)	372	603
Total liabilities	391,953	344,990
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,950,701 and 30,924,392 shares issued and 30,209,917 and 30,234,506 shares outstanding (net of treasury shares) as of August 31, 2014 and August 31, 2013, respectively	3	3
Additional paid-in capital	397,150	390,581
Tax benefit from stock-based compensation	9,505	8,016
Accumulated other comprehensive loss	(49,286)	(41,475)
Retained earnings	215,613	143,871
Less: treasury stock at cost; 740,784 and 689,886 shares as of August 31, 2014 and August 31, 2013, respectively	(24,720)	(19,947)
Total equity	548,265	481,049
Total Liabilities and Equity	$940,218	$826,039
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share data)

	Years Ended August 31,
	2014	2013	2012
Revenues:
Net warehouse club sales	$2,444,314	$2,239,266	$1,999,364
Export sales	31,279	23,059	15,320
Membership income	38,063	33,820	26,957
Other income	3,911	3,667	3,522
Total revenues	2,517,567	2,299,812	2,045,163
Operating expenses:
Cost of goods sold:
Net warehouse club	2,083,933	1,907,632	1,701,332
Export	29,731	21,796	14,649
Selling, general and administrative:
Warehouse club operations	212,476	194,140	179,618
General and administrative	49,944	46,784	41,021
Pre-opening expenses	3,331	1,525	617
Loss/(gain) on disposal of assets	1,445	889	312
Total operating expenses	2,380,860	2,172,766	1,937,549
Operating income	136,707	127,046	107,614
Other income (expense):
Interest income	853	1,335	908
Interest expense	(4,295)	(4,216)	(5,283)
Other income (expense), net	984	(954)	(525)
Total other income (expense)	(2,458)	(3,835)	(4,900)
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	134,249	123,211	102,714
Provision for income taxes	(41,372)	(38,942)	(35,053)
Income (loss) of unconsolidated affiliates	9	(4)	(15)
Income from continuing operations	92,886	84,265	67,646
Income (loss) from discontinued operations, net of tax	—	—	(25)
Net income	$92,886	$84,265	$67,621
Net income per share:
Basic net income per share from continuing operations	$3.07	$2.78	$2.24
Basic net income per share from discontinued operations, net of tax	—	—	—
Basic net income per share	$3.07	$2.78	$2.24
Diluted net income per share from continuing operations	$3.07	$2.78	$2.24
Diluted net income per share from discontinued operations, net of tax	—	—	—
Diluted net income per share	$3.07	$2.78	$2.24
Shares used in per share computations:
Basic	29,747	29,647	29,554
Diluted	29,757	29,657	29,566
Dividends per share	$0.70	$0.60	$0.60
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS)

	Years Ended August 31,
	2014	2013	2012
Net income	$92,886	$84,265	$67,621
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments(1)	$(8,089)	$(10,359)	$(1,187)
Defined benefit pension plans:
Net gain (loss) arising during period	260	(68)	185
Amortization of prior service cost and actuarial gains included in net periodic pensions cost	5	(10)	14
Total defined benefit pension plans	265	(78)	199
Derivative Instruments: (2)
Unrealized gains (losses) on change in fair value of interest rate swaps	101	2,144	(398)
Amounts reclassified from accumulated other comprehensive income (loss) included in other income (expense), net on the settlement of derivatives	(88)	—	—
Total Derivative Instruments	13	2,144	(398)
Foreign currency translation differences for merger of foreign operations(3)	—	—	(5,604)
Correction of foreign currency translations for prior years related to foreign operations affecting property and equipment (3)	—	—	(3,277)
Other comprehensive income (loss)	(7,811)	(8,293)	(10,267)
Comprehensive income	$85,075	$75,972	$57,354

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

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2014
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2011	30,696	$3	$383,549	$5,242	$(22,915)	$28,238	796	$(18,279)	$375,838
Purchase of treasury stock	—	—	—	—	—	—	46	(3,154)	(3,154)
Issuance of treasury stock	(197)	—	(4,953)	—	—	—	(197)	4,953	—
Issuance of restricted stock	353	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	89	—	—	—	—	—	89
Stock-based compensation	—	—	5,469	1,438	—	—	—	—	6,907
Dividend paid to stockholders	—	—	—		—	(18,120)	—	—	(18,120)
Net income	—	—	—	—		67,621	—	—	67,621
Other comprehensive income (loss)	—	—	—	—	(10,267)	—	—	—	(10,267)
Balance at August 31, 2012	30,856	$3	$384,154	$6,680	$(33,182)	$77,739	645	$(16,480)	$418,914
Purchase of treasury stock	—	—	—	—	—	—	45	(3,467)	(3,467)
Issuance of restricted stock	64	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	6	—	125	—	—	—	—	—	125
Stock-based compensation	—	—	6,302	1,336	—	—	—	—	7,638
Dividend paid to stockholders	—	—	—	—	—	(18,133)	—	—	(18,133)
Net income	—	—	—	—	—	84,265	—	—	84,265
Other comprehensive income (loss)	—	—	—	—	(8,293)	—	—	—	(8,293)

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2014
(amounts in thousands)

	Common Stock		Additional Paid-in	Tax benefit from stock-based	Accumulated other comprehensive	Retained Earnings (Accumulated	Treasury Stock
	Shares	Amount	Capital	compensation	loss	deficit)	Shares	Amount	Total Equity
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	51	(4,773)	(4,773)
Issuance of restricted stock	24	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(2)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	6,451	1,489	—	—	—	—	7,940
Dividend paid to stockholders	—	—	—	—	—	(21,144)	—	—	(21,144)
Net income	—	—	—	—	—	92,886	—	—	92,886
Other comprehensive income (loss)	—	—	—	—	(7,811)	—	—	—	(7,811)
Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2014	2013	2012
Operating Activities:
Net income including noncontrolling interests	$92,886	$84,265	$67,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,475	24,444	23,739
Allowance for doubtful accounts	—	(1)	(4)
Loss on sale of property and equipment	1,445	889	312
Deferred income taxes	2,362	3,049	2,128
Discontinued operations	—	—	25
Excess tax (benefit) deficiency on stock-based compensation	(1,489)	(1,336)	(1,438)
Equity in (gains) losses of unconsolidated affiliates	(9)	4	15
Stock-based compensation	6,451	6,302	5,469
Change in operating assets and liabilities:
Receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(11,676)	6,307	5,668
Merchandise inventories	(8,970)	(16,370)	(23,811)
Accounts payable	27,800	23,080	9,766
Net cash provided by (used in) continuing operating activities	137,275	130,633	89,490
Net cash provided by (used in) discontinued operating activities	—	—	399
Net cash provided by (used in) operating activities	137,275	130,633	89,889
Investing Activities:
Additions to property and equipment	(118,101)	(69,927)	(52,705)
Deposits for land purchase option agreements	(850)	(1,599)	—
Proceeds from disposal of property and equipment	142	264	138
Capital contributions to joint ventures	(750)	(550)	—
Net cash flows provided by (used in) investing activities	(119,559)	(71,812)	(52,567)
Financing Activities:
Proceeds from bank borrowings	41,942	3,979	75,924
Repayment of bank borrowings	(23,756)	(7,646)	(67,259)
Cash dividend payments	(21,144)	(18,133)	(18,120)
Release of (addition to) restricted cash	8,000	2,000	(14,000)
Excess tax (deficiency) benefit on stock-based compensation	1,489	1,336	1,438
Purchase of treasury stock	(4,773)	(3,467)	(3,154)
Proceeds from exercise of stock options	118	125	89
Net cash provided by (used in) financing activities	1,876	(21,806)	(25,082)
Effect of exchange rate changes on cash and cash equivalents	(4,368)	(6,389)	2,191
Net increase (decrease) in cash and cash equivalents	15,224	30,626	14,431
Cash and cash equivalents at beginning of year	121,874	91,248	76,817
Cash and cash equivalents at end of year	$137,098	$121,874	$91,248

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended August 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,765	$3,885	$4,837
Income taxes	$44,261	$35,781	$29,135
Supplemental non-cash item:
Cancellation of loan to Prico Enterprise joint venture	$—	$—	$(473)

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart”, the “Company”, or "we") business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of August 31, 2014, the Company had 33 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica, four each in Panama and Trinidad, three each in Guatemala, Honduras, Colombia and in the Dominican Republic, two in El Salvador and one each in, Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies).  During October of fiscal year 2014, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May of fiscal year 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa, the Company's second in the capital city of Tegucigalpa. In January of fiscal year 2014, the Company acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company is building new warehouse clubs at these three sites, and opened the Bogota location on October 29, 2014 and plans to open the other two sites in November 2014. Together with the three warehouse clubs currently operating in Colombia (one in Barranquilla and two in Cali), these three new clubs will bring the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company's fifth Panama PriceSmart warehouse club is scheduled to open in the summer of 2015. This will bring the number of PriceSmart warehouse clubs operating in Panama to five.

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications to consolidated statement of income recorded during fiscal year 2014 for fiscal year 2013 and 2012 - The Company recorded asset disposal activity during fiscal year 2013 and 2012 under other income (expense), net. This activity consisted mainly of normally scheduled asset replacement and upgrades involved in operating activities. The Company has determined that these costs represent operating expenses. Therefore, the Company has accordingly recorded such asset disposal activity as operating expenses under loss/(gain) on disposal of assets starting in fiscal year 2014. The Company has made reclassifications to the consolidated statement of income for fiscal year 2013 and 2012 to conform to the presentation in fiscal year 2014. These reclassifications did not impact net income. The following tables summarize the impact of this reclassification (in thousands):

	Years Ended August 31,
	2013	2012
Other income (expense), net – as previously reported	$(1,843)	$(837)
Loss/(gain) on disposal of assets, other income (expense), net reclassified to Loss/(gain) on disposal of assets, total operating expenses	889	312
Other income (expense), net – as currently reported	$(954)	$(525)

	Years Ended August 31,
	2013	2012
Composition of beginning balance other income (expense) – as previously reported:
Gain/(loss) on sale	$(889)	$(312)
Currency gain/(loss)	(954)	(525)
Total	$(1,843)	(837)

Composition of ending balance Other income (expense) – as currently reported:
Gain/(loss) on sale	$—	$—
Currency gain/(loss)	(954)	(525)
Total	$(954)	$(525)

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications to consolidated statement of income recorded during fiscal year 2013 for fiscal year 2012- The Company receives cash consideration from its vendors for product demonstrations. Prior to fiscal year 2013, the Company recorded this consideration as Other income. However, cash or equity consideration received from a vendor is presumed to be a reduction of cost of sales when it is recognized in the income statement. Additionally, reimbursements of costs incurred by the customer to sell the vendor's products are treated as a reduction of the related cost when recognized in the income statement. Therefore, the Company has recorded such consideration as a reduction to cost of sales and a reduction to related costs incurred to sell the vendor's products starting in fiscal year 2013. The Company has made reclassifications to the consolidated statements of income for fiscal year 2012 to conform to the presentation in fiscal year 2014 and 2013. These reclassifications did not impact consolidated operating income or net income. The following table summarizes the impact of these reclassifications (in thousands):

Total Fiscal Year 2012
Revenues:
Net warehouse club sales-as previously reported	$2,000,046
Reclassifications	(682)
Net warehouse club sales-as currently reported	$1,999,364

Other income-as previously reported	$8,422
Reclassifications	(4,900)
Other income-as currently reported	$3,522

Cost of goods sold:
Net warehouse club-as previously reported	$1,704,131
Reclassifications	(2,799)
Net warehouse club-as currently reported	$1,701,332

Selling, general and administrative:
Warehouse club operations-as previously reported	$182,401
Reclassifications	(2,783)
Warehouse club operations-as currently reported	$179,618

Net effect on operating income	$—

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

The Company analyzed the impact of these items and concluded that neither error would be material to any individual period, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements (“SAB 108”).  In accordance with the relevant guidance, management evaluated the materiality of errors from a quantitative and qualitative perspective.  Based on such evaluation, the Company concluded that correcting the cumulative errors, which decreased comprehensive income by approximately $3.3 million for the three month period ended November 30, 2011, was immaterial to the expected full year results for fiscal 2012 and financial position as presented on the consolidated balance sheet.  Correcting the error would not have had a material impact on any individual prior period presented in the 2011 Annual Report on Form 10-K nor would it have affected the trend of financial results.  As provided by SAB 108, the error correction did not require the restatement of the consolidated financial statements for prior periods.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the investments and operating results of joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. As of August 31, 2014 all of the Company's subsidiaries are wholly-owned. Additionally, the Company's ownership interest in real estate development joint ventures as of August 31, 2014 is listed below:

Real Estate Development Joint Ventures	Countries	Ownership	Basis of Presentation
GolfPark Plaza, S.A.	Panama	50.0%	Equity(1)
Plaza Price Alajuela PPA, S.A.	Costa Rica	50.0%	Equity(1)

(1)	Purchases of joint venture interests are recorded as investment in unconsolidated affiliates on the consolidated balance sheets.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities –  The Company reviews and determines at the start of each arrangement, or subsequently if a reconsideration event occurs, whether any of its investments in joint ventures constitute a Variable Interest Entity (“VIE”) and whether it must consolidate a VIE and/or disclose information about its involvement in a VIE. The Company has determined that the joint ventures for GolfPark Plaza, S.A. and Plaza Price Alajuela PPA, S.A. are VIEs.  The Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method.

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	August 31, 2014	August 31, 2013
Short-term restricted cash:
Restricted for Honduras loan	$1,200	$1,200
Restricted cash in Honduras for purchase of property	—	3,148
Restricted cash for land purchase option agreements	1,095	1,599
Other short-term restricted cash (1)	58	37
Total short-term restricted cash	$2,353	$5,984

Long-term restricted cash:
Restricted cash for Honduras loan	$1,720	$1,720
Restricted cash for Colombia bank loans	24,000	32,000
Other long-term restricted cash (1)	1,293	1,055
Total long-term restricted cash	$27,013	$34,775

Total restricted cash	$29,366	$40,759

(1)	The other restricted cash consist mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Value Added Tax Receivable - The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”) within the normal course of its business in most of the countries it operates in on merchandise and/or services it acquires. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. The Company either requests a refund of this VAT receivable or applies the balance to expected future VAT payables. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government. These procedures alter the natural offset of input and output VAT and generally leaves the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. These refund processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the VAT refund process is defined and structured with regular refunds or offsets. However, in one country the government has alleged that there is no defined process in the law to allow them to refund this VAT receivable. The Company together with its tax and legal advisers is currently appealing this interpretation in court and, based on recent favorable jurisprudence on this matter, expects to prevail. Additionally, the government has recently begun an audit to verify the amount of this receivable as a required precursor to any refund. Therefore, the Company has not placed any type of allowance on the recoverability of this VAT receivable. The balance of the VAT receivable in this country was $5.1 million and $4.3 million as of August 31, 2014 and August 31, 2013, respectively.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	August 31, 2014	August 31, 2013
Prepaid expenses and other current assets	$3,565	$5,458
Other non-current assets	17,115	12,875
Total amount of VAT receivable reported	$20,680	$18,333

Lease Accounting – Certain of the Company's operating leases where the Company is the lessee (see "Revenue Recognition Policy" for lessor accounting) provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements. In addition to the minimum annual payments, in certain locations, the Company pays additional contingent rent based on a contractually stipulated percentage of sales.

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

Long-term restricted cash: Long-term restricted cash primarily consists of auto renewable 3-12 month certificates of deposit, which are held as collateral against our long-term debt. The carrying value approximates fair value due to the maturity of the underlying certificates of deposit within the normal operating cycle of the Company.

Accounts receivable:  The carrying value approximates fair value due to the short maturity of these accounts.

Short-term debt: The carrying value approximates fair value due to the short maturity of these instruments.

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of August 31, 2014 and August 31, 2013 is as follows (in thousands):

	August 31, 2014		August 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$91,439	$92,893	$73,020	$72,576

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of August 31, 2014 and August 31, 2013.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 12 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of August 31, 2014 and August 31, 2013.

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2014 and August 31, 2013 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of August 31, 2014:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$495	$—	$495
Other non-current assets - (Cross-currency interest rate swaps)	$—	$970	$—	$970
Other non-current assets- (Interest rate swaps)	—	125	—	125
Total	$—	$1,590	$—	$1,590

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2013:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	$—	$1,505	$—	$1,505
Other long-term liabilities – (Interest rate swaps)	—	(14)	—	(14)
Total	$—	$1,491	$—	1,491

The following table summarizes financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of August 31, 2014 and August 31, 2013 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	—	(14)	—	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(14)	$—	$(14)

Assets and Liabilities as of August 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$—	$—	$—

Goodwill – The table below presents goodwill resulting from certain business combinations as of August 31, 2014 and August 31, 2013 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	August 31, 2014	August 31, 2013	Change
Goodwill	$36,108	$36,364	$(256)

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the twelve month periods ending August 31, 2014, 2013, and 2012 (in thousands):

	Twelve Months Ended
	August 31, 2014	August 31, 2013	August 31, 2012
Currency gain (loss)	$984	$(954)	$(525)

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on August 31, 2014 and August 31, 2013. However, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that it is currently appealing, but the Company believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers.

In May 2014, the FASB issued amended guidance on contracts with customers to transfer goods or services or contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The guidance requires an entity to recognize revenue on contracts with customers relating to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires that an entity depict the consideration by applying the following steps:

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

Property and equipment consist of the following (in thousands):

	August 31,
	2014	2013
Land and land improvements	$124,082	$100,108
Building and building improvements	244,485	228,257
Fixtures and equipment	148,143	119,242
Construction in progress	55,664	23,657
Total property and equipment, historical cost	572,374	471,264
Less: accumulated depreciation	(146,049)	(132,786)
Property and equipment, net	$426,325	$338,478

Depreciation and amortization expense (in thousands):

	Years Ended August 31,
	2014	2013	2012
Depreciation and amortization expense	$28,475	$24,444	$23,739

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
Total interest capitalized (in thousands):

	As of August 31, 2014	As of August 31, 2013
Total interest capitalized	$6,542	$5,560

Total interest capitalized (in thousands):

	Twelve Months Ended August 31,
	2014	2013	2012
Interest capitalized	$1,482	$1,353	$250

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of asset disposal activity for fiscal years 2014, 2013 and 2012 is as follows (in thousands):

	Historical Cost	Accumulated Depreciation	Other Costs	Proceeds from disposal	Gain/(Loss) recognized
Fiscal Year 2014	$14,733	$13,146	$—	$142	$(1,445)
Fiscal Year 2013	$5,282	$4,129	$—	$264	$(889)
Fiscal Year 2012	$4,700	$4,250	$—	$138	$(312)

The Company recorded within accounts payable and other accrued expenses at the end of fiscal year 2014 approximately $1.9 million and $1.2 million, respectively, in liabilities related to the acquisition and/or construction of property and equipment. As of the end of fiscal year 2013, the Company recorded within other accrued expenses approximately $3.2 million in liabilities, related to the acquisition of land in Tegucigalpa, Honduras, upon which the Company constructed and opened its third warehouse club in Honduras in the spring of 2014.

NOTE 4 – EARNINGS PER SHARE

The Company presents basic and diluted net income per share using the two-class method.   The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders and that determines basic net income per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings that would have been available to common stockholders.   A participating security is defined as a security that may participate in undistributed earnings with common stock.  The Company’s capital structure includes securities that participate with common stock on a one-for-one basis for distribution of dividends.  These are the restricted stock awards authorized within the 2002 and 2013 Equity Participation Plan/Equity Incentive Awards Plan of the Company and restricted stock units authorized within the 2001, 2002 and 2013 Equity Participation Plans/Equity Incentive Awards Plan.  In addition, the Company determines the diluted net income per share by using the more dilutive of the two class-method or the treasury stock method and by including the basic weighted average of outstanding stock options in the calculation of diluted net income per share under the two-class method and including all potential common shares assumed issued in the calculation of diluted net income per share under the treasury stock method.

The following table sets forth the computation of net income per share for the twelve months ended August 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Years Ended August 31,
	2014	2013	2012
Net income from continuing operations	$92,886	$84,265	$67,646
Less: Allocation of income to unvested stockholders	(1,652)	(1,780)	(1,337)
Net earnings available to common stockholders from continuing operations	$91,234	$82,485	$66,309
Net earnings (loss) available to common stockholders from discontinued operations	$—	$—	$(25)
Basic weighted average shares outstanding	29,747	29,647	29,554
Add dilutive effect of stock options and restricted stock units (two-class method)	10	10	12
Diluted average shares outstanding	29,757	29,657	29,566
Basic net income per share from continuing operations	$3.07	$2.78	$2.24
Diluted net income per share from continuing operations	$3.07	$2.78	$2.24
Basic net income (loss) per share from discontinued operations	$—	$—	$—
Diluted net income (loss) per share from discontinued operations	$—	$—	$—

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal years 2014, 2013 and 2012.

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/23/14	$0.70	2/14/14	2/28/14	$0.35	8/15/14	8/29/14	$0.35
11/27/12	$0.60	12/10/12	12/21/12	$0.30	8/15/13	8/30/13	$0.30
1/25/12	$0.60	2/15/12	2/29/12	$0.30	8/15/12	8/31/12	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Preferred Stock Authorized Shares

As of August 31, 2014, 2,000,000 shares of preferred stock with a par value of $0.0001, were authorized, but no shares were outstanding.  Upon issuance, our Board of Directors has the ability to define the terms of the preferred shares, including voting rights, liquidation preferences, conversion and redemption provisions and dividend rates.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following table discloses the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Foreign currency translation adjustments	Defined benefit pension plan		Derivative Instruments		Total
(Amounts in thousands and net of income taxes)
Balances as of August 31, 2011	$(21,894)	$(273)		$(748)		$(22,915)
Other comprehensive income (loss)	(1,187)	185		(398)	(2)	(1,400)
Other comprehensive income (loss) related to mergers and corrections of prior years (1)	(8,881)	—		—		(8,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	(3)	—		14
Balances as of August 31, 2012	(31,962)	(74)		(1,146)		(33,182)
Other comprehensive income (loss)	(10,359)	(68)		2,144	(2)	(8,283)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	(3)	—		(10)
Balances as of August 31, 2013	(42,321)	(152)		998		(41,475)
Other comprehensive income (loss)	(8,089)	260		101	(2)	(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(3)	(88)	(2)(4)	(83)
Balances as of August 31, 2014	$(50,410)	$113		$1,011		$(49,286)

(1)
Includes $5.6 million to record foreign currency translation differences for a 2012 merger of a real estate subsidiary with an operating subsidiary and $3.3 million to correct foreign currency translations for prior years related to a 2007 merger of a real estate subsidiary with an operating subsidiary and other matters. See Note 1- Company Overview and Basis of Presentation for details.

(2)	See Note 12 - Derivative Instruments and Hedging Activities.

(3)
Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club operations in the Company's Consolidated Statements of Income.

(4)
Amounts reclassified from accumulated other comprehensive income (loss) for settlement of derivative instruments are included in other income (expense), net in the Company's Consolidated Statements of Income.

Retained Earnings Not Available for Distribution

The following table summarizes retained earnings designated as legal reserves of various subsidiaries which cannot be distributed as dividends to PriceSmart, Inc. according to applicable statutory regulations (in thousands):

	August 31, 2014	August 31, 2013
Retained earnings not available for distribution	$4,556	$4,171

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – RETIREMENT PLANS

Defined Contribution Plans

PriceSmart offers a defined contribution 401(k) retirement plan to its U.S. employees, which allows employees to enroll in the plan after 90 days of employment. Enrollment in these plans begins on the first of the month following the employee's eligibility. The Company makes nondiscretionary contributions to the 401(k) plan with a 4% “Company Contribution” based on the employee’s salary regardless of the employee’s own contributions to the plan up to the IRS maximum allowed. Employer contributions to the 401(k) plan for the Company's U.S. employees were $1.2 million, $1.1 million and $1.0 million during fiscal years 2014, 2013 and 2012, respectively. The Company has defined contribution plans for its employees in several countries and contributes a percentage of the respective employees' salary. Amounts contributed under these plans were $1.5 million, $969,000 and $843,000 during fiscal years 2014, 2013 and 2012, respectively.

Defined Benefit Plan

On January 21, 2011, PS Operations Ltd., a subsidiary of the Company in Trinidad, signed a collective labor agreement with the Oil Workers Trade Union on behalf of the hourly rated weekly paid and hourly rated bi-monthly paid employees who are members of the Union.  This agreement was renewed on July 15, 2014; however, no changes were made to the retirement benefit plan obligation as originally established in 2011. The agreement contains a Defined Benefit Plan within the contract for retirement pay.  The Company currently does not intend to fund this obligation.  As a result, the entire amount of the benefit obligation is presented as a long-term liability on the consolidated balance sheets.  The Company will make payments on any obligation that becomes due from available cash.  The following table summarizes the amount of the funding obligation and the line items in which it is recorded on the consolidated balance sheets and consolidated statements of income as of and for the fiscal years ended August 31, 2014 and 2013 (in thousands):

	Other Long-Term Liability		Accumulated Other Comprehensive Loss			Operating Expenses
	Year Ended August 31,
	2014	2013	2014	2013		2014	2013	2012
Start of Period	$(589)	$(396)	$204	$99		$—	$—	$—
Service cost	(114)	(83)	—	—		114	91	140
Interest cost	(14)	(17)	—	—		14	17	31
Prior service cost (including amortization)	—	—	(15)	(15)		15	15	14
Actuarial gains/(losses)	345	(93)	(337)	120		(8)	(27)	—
Totals	$(372)	$(589)	$(148)	$204	(1)	$135	$96	$185

(1)
The Company has recorded a deferred tax (liability)/asset of $(35,000) and $52,000 as of August 31, 2014 and 2013, respectively, relating to the unrealized expense on deferred benefit plan. The Company also recorded accumulated other comprehensive income (loss), net of tax, for $113,000 and $(152,000) as of August 31, 2014 and 2013, respectively.

	Year Ended August 31,
Valuation Assumptions Used in the Accounting of the Defined Benefit Plan:	2014	2013
Discount rate	1.5%	2.0%
Future salary escalation	5.0%	5.0%
Percentage of employees assumed to withdraw from Company without a benefit (“turnover”)	17.0%	11.0%
Percentage of employees assumed to withdraw from Company with a benefit (“disability”)	0.5%	0.5%

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

RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  Shares of common stock subject to RSUs are not issued nor outstanding until vested, and RSUs do not have the same dividend and voting rights as common stock.  However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  Payments of dividend equivalents to employees are recorded as compensation expense.

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

		Shares available to grant
	Shares authorized	August 31, 2014	August 31, 2013
2013 Plan	838,766	821,124	782,385

The following table summarizes the components of the stock-based compensation expense for the twelve-month periods ended August 31, 2014, 2013 and 2012 (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Year Ended August 31,
	2014	2013	2012
Options granted to directors	$91	$113	$107
Restricted stock awards	5,326	5,268	4,834
Restricted stock units	1,034	921	528
Stock-based compensation expense	$6,451	$6,302	$5,469

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes various concepts related to stock-based compensation as of and for the years ended August 31, 2014, 2013 and 2012:

	August 31,
	2014	2013	2012
Remaining unrecognized compensation cost (in thousands)	$21,196	$25,450	$25,543
Weighted average period of time over which this cost will approximately be recognized (years)	6	7	8
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,489	$1,336	$1,438

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008.  The restricted stock awards and units vest over a five to ten year period and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the twelve-months ended August 31, 2014, 2013 and 2012 was as follows:

	Year Ended August 31,
	2014	2013	2012
Grants outstanding at beginning of period	623,424	700,893	436,611
Granted	14,828	62,046	399,041
Forfeited	(2,669)	(3,021)	(5,230)
Vested	(147,167)	(136,494)	(129,529)
Grants outstanding at end of period	488,416	623,424	700,893

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the twelve-months of fiscal years 2014, 2013 and 2012:

	Year Ended August 31,
Weighted Average Grant Date Fair Value	2014	2013	2012
Restricted stock awards and units granted	$105.76	$80.79	$67.26
Restricted stock awards and units vested	$39.91	$39.33	$23.46
Restricted stock awards and units forfeited	$54.21	$30.88	$29.30

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Years Ended August 31,
	2014	2013	2012
Total fair market value of restricted stock awards and units vested	$13,797	$10,673	$8,812

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Years Ended August 31,
	2014	2013	2012
Shares repurchased	50,898	44,460	46,373
Cost of repurchase of shares (in thousands)	$4,773	$3,467	$3,154

The Company reissues treasury shares as part of its stock-based compensation programs.  The following table summarizes the treasury shares reissued during the period:

	Years Ended August 31,
	2014	2013	2012
Reissued treasury shares	—	—	196,850

The following table summarizes the stock options outstanding:

	August 31, 2014	August 31, 2013
Stock options outstanding	23,000	28,000

Due to the substantial shift from the use of stock options to restricted stock awards and units, the Company believes stock option activity is no longer significant and that any further disclosure on options is not necessary.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business and property ownership.  The Company evaluates such matters on a case by case basis, and vigorously contests any such legal proceedings or claims which the Company believes are without merit.  The Company establishes an accrual for legal proceedings if and when those matters reach a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Company monitors those matters for developments that would affect the likelihood of a loss and the accrued amount, if any, thereof, and adjusts the amount as appropriate. If the loss contingency at issue is not both probable and reasonably estimable, the Company does not establish an accrual, but will continue to monitor the matter for developments that will make the loss contingency both probable and reasonably estimable. If it is at least a reasonable possibility that a material loss will occur, the Company will provide disclosure regarding the contingency.  The Company believes that the final disposition of the pending legal proceedings, claims and litigation will not have a material adverse effect on its financial position, results of operations or liquidity. It is possible, however, that the Company's future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to such matters.

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of August 31, 2014 and  2013, the Company has recorded within other accrued expenses a total of $3.1 million and $2.9 million, respectively, for various non-income tax related tax contingencies.

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

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land (see Note 11 - Leases). The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of August 31, 2014, the Company had approximately $14.1 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet approximately $1.1 million in restricted cash deposits. The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $31.7 million.

See Note 14 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $42,000.

NOTE 9 – INCOME TAXES

Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates includes the following components (in thousands):

	Years Ended August 31,
	2014	2013	2012
United States	$34,927	$30,377	$38,121
Foreign	99,322	92,834	64,593
Income from continuing operations before provision for income taxes and loss of unconsolidated affiliates	$134,249	$123,211	$102,714

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the income tax provision are as follows (in thousands):

	Years Ended August 31,
	2014	2013	2012
Current:
U.S.	$11,921	$7,214	$7,593
Foreign	29,120	29,054	26,325
Total	$41,041	$36,268	$33,918
Deferred:
U.S.	$613	$3,257	$1,853
Foreign	(381)	(402)	(1,031)
Valuation allowance charge (release)	99	(181)	313
Total	$331	$2,674	$1,135
Provision for income taxes	$41,372	$38,942	$35,053

As of August 31, 2014, the Company has elected to present the reconciliation of income tax on a percentage basis as compared to a whole dollar basis.  The reconciliation of income tax computed at the Federal statutory tax rate to the provision for income taxes is as follows (in percentages):

	Years Ended August 31,
	2014	2013	2012
Federal tax provision at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.3
Differences in foreign tax rates	(5.2)	(3.7)	(3.6)
Permanent items and other adjustments	0.8	0.2	2.1
Increase (decrease) in Foreign valuation allowance	(0.1)	(0.2)	0.3
Provision for income taxes	30.8%	31.6%	34.1%

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of August 31, 2014 and 2013 are shown below (in thousands):

	August 31,
	2014	2013
Deferred tax assets:
U.S. net operating loss carryforward	$5,977	$7,379
Foreign tax credits	862	2,096
Deferred compensation	1,621	2,087
U.S. timing differences and alternative minimum tax credits	2,647	1,708
Foreign net operating losses	7,169	7,137
Foreign timing differences:
Accrued expenses and other timing differences	2,935	5,179
Depreciation and Amortization	5,873	5,027
Deferred Income	3,688	3,534
Gross deferred tax assets	30,772	34,147
U.S. deferred tax liabilities (depreciation and other timing differences)	(2,354)	(3,216)
Foreign deferred tax liabilities netted against deferred tax assets	(2,066)	(1,638)
U.S. valuation allowance	(613)	(700)
Foreign valuation allowance	(7,737)	(9,432)
Net deferred tax assets	$18,002	$19,161

As of August 31, 2014 and 2013, the Company had deferred tax liabilities of $2.4 million and $2.7 million, respectively, arising from timing differences in certain subsidiaries.

The effective tax rate for fiscal year 2014 is 30.8%, as compared to the effective tax rate for fiscal year 2013 of 31.6%.  For fiscal year 2014, the decrease in the effective rate versus the prior year was primarily attributable to the favorable impact of 0.9% resulting from a greater proportion of income falling into low tax jurisdictions.

For fiscal year 2014, management concluded that a valuation allowance continues to be necessary for certain U.S. and foreign deferred tax assets, primarily because of the existence of negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, and the determination that certain net operating loss carryforward periods are not sufficient to realize the related deferred tax assets. The Company factored into its analysis the inherent risk of forecasting revenue and expenses over an extended period of time and also considered the potential risks associated with its business. The Company had net foreign deferred tax assets of $9.9 million and $9.8 million as of August 31, 2014 and 2013, respectively.

The Company has U.S. federal and state tax NOL's at August 31, 2014 of approximately $15.3 million and $7.6 million, respectively. The Company maintains a valuation allowance on substantially all of its state NOL's due to the adoption of single sale factor apportionment in California, which significantly reduces taxable income in this state. The federal and state NOL's generally expire during periods ranging from 2015 through 2025, unless previously utilized. In calculating the tax provision and assessing the likelihood that the Company will be able to utilize the deferred tax assets, the Company considered and weighed all of the evidence, both positive and negative, and both objective and subjective. The Company factored in the inherent risk of forecasting revenue and expenses over an extended period of time and considered the potential risks associated with its business. Using the Company's U.S. income from continuing operations and projections of future taxable income in the U.S., the Company was able to determine that there was sufficient positive evidence to support the conclusion that it was more likely than not that the Company would be able to realize substantially all of its U.S. NOLs by generating sufficient taxable income during the carry-forward period.

The Company has determined that due to a deemed change of ownership (as defined in Section 382 of the Internal Revenue Code) in October 2004, there will be annual limitations in the amount of U.S. taxable income of approximately $3.5 million that may be offset by NOLs. The Company does not believe this will impact the recoverability of these NOLs.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted to the U.S., because the Company considers these earnings to be permanently reinvested as management has no plans to repatriate undistributed earnings and profits of foreign affiliates. As of August 31, 2014 and 2013, the undistributed earnings of these foreign subsidiaries are approximately $326.9 million and $254.8 million, respectively. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to offset unrecognized foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company accrues for the estimated additional amount of taxes for uncertain income tax positions if the likelihood of sustaining the tax position does not meet the more likely than not standard for recognition of tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at beginning of fiscal year	$9,373	$11,212	$13,528
Additions based on tax positions related to the current year	964	349	575
Settlements	(1,093)	(191)	(591)
Expiration of the statute of limitations for the assessment of taxes	(458)	(1,997)	(2,300)
Balance at end of fiscal year	$8,786	$9,373	$11,212

As of August 31, 2014, the liability for income taxes associated with uncertain tax benefits was $8.8 million and can be reduced by $7.8 million of tax benefits associated with timing adjustments which are recorded as deferred tax assets and liabilities. The net amount of $1.0 million, if recognized, would favorably affect the Company's financial statements and favorably affect the Company's effective income tax rate.

The Company expects changes in the amount of unrecognized tax benefits in the next 12 months as the result of a lapse in various statutes of limitations. The lapse of statutes of limitations in the 12-month period ending August 31, 2015 could result in a total income tax benefit amounting up to $644,000.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of August 31, 2014 and 2013, the Company had accrued $$899,000 and $800,000, respectively, (before income tax benefit) for the payment of interest and penalties.

The Company has various appeals pending before tax courts in its subsidiaries' jurisdictions.  Any possible settlement could increase or decrease earnings but is not expected to be significant. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. For example, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that it is currently appealing, but the Company believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by tax authorities in its major jurisdictions except for the fiscal years subject to audit as set forth in the table below:

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Jurisdiction	Fiscal Years Subject to Audit
U.S. federal	1998, 2000 to 2005, 2007, 2011 to the present
California (U.S.) (state return)	2005, 2007 and 2010 to the present
Florida(U.S.) (state return)	2002 to 2005, 2007 and 2011 to the present
Aruba	2012 to the present
Barbados	2008 to the present
Costa Rica	2011 to the present
Colombia	2010 to the present
Dominican Republic	2009 and 2011 to the present
El Salvador	2009 to the present
Guatemala	2009 to the present
Honduras	2009, 2010, 2012 to the present
Jamaica	2008 to the present
Mexico	2011 to the present
Nicaragua	2010 to the present
Panama	2011 to the present
Trinidad	2004 to the present
U.S. Virgin Islands	2001 to the present

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate of loans outstanding
August 31, 2014	$61,869	$—	$436	$61,433	N/A
August 31, 2013	$35,863	$—	$588	$35,275	N/A

During the fiscal year 2014, PriceSmart, Inc. increased its short-term facilities by approximately $15.0 million and established short-term facilities within its Colombia subsidiary of approximately $10.9 million dollars.

The following table provides the changes in the Company's long-term debt for the twelve months ended August 31, 2014:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2013	12,757	60,263	73,020	(1)
Proceeds from long-term debt:
Panama subsidiary	2,400	21,600	24,000
Honduras subsidiary	—	13,734	13,734
El Salvador subsidiary	800	3,408	4,208
Repayments of long-term debt:
Repayment of loan by Colombia subsidiary, originally entered into on November 1, 2010 with Citibank, N.A. in New York	—	(8,131)	(8,131)
Repayment of loan by Panama subsidiary, originally entered into on September 11, 2010 with Metro Bank, S.A.	(500)	(2,708)	(3,208)
Repayment of loan by El Salvador subsidiary, originally entered into on September 1, 2009 with Scotiabank El Salvador, S.A.	(4,066)	—	(4,066)
Regularly scheduled loan payments	(2,102)	(6,249)	(8,351)
Reclassifications of long-term debt	2,567	(2,567)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(8)	241	233
Balances as of August 31, 2014	11,848	79,591	91,439	(3)

(1)	The carrying amount of cash assets assigned as collateral for this total was $33.8 million, and the carrying amount of non-cash assets assigned as collateral for this total was $55.2 million.

(2)	These foreign currency translation adjustments are recorded within other comprehensive income.

(3)	The carrying amount of cash assets assigned as collateral for this total was $24.6 million, and the carrying amount of non-cash assets assigned as collateral for this total was $84.2 million.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following types of loans (in thousands):

	August 31, 2014		August 31, 2013
Loans entered into by the Company's subsidiaries with a balloon payment due at the end of the loan term and with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	$11,733		$23,442
Loans entered into by the Company's Colombia subsidiary for which the subsidiary has entered into a cross-currency interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	22,532		30,346
Loans entered into by the Company's subsidiaries for which the subsidiary has entered into a interest rate swap with non-cash assets and/or cash or cash equivalents assigned as collateral and with established debt covenants	28,200		6,525
Loans entered into by the Company's subsidiaries with non-cash assets and/or cash or cash equivalents assigned as collateral and with/without established debt covenants	28,974		12,707
Total long-term debt	91,439	(1)	73,020
Less: current portion	11,848		12,757
Long-term debt, net of current portion	$79,591		$60,263

(1)
On March 31, 2014, the Company's Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million. During April 2014, the Company drew down $24.0 million of the $34.0 million facility and has $10.0 million available for future draw down.

As of August 31, 2014, the Company had approximately $62.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that required these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2013, the Company had approximately $55.9 million of long-term loans in Trinidad, Barbados, Panama, El Salvador, Honduras and Colombia that required these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the fourth quarter of fiscal year 2013, the Company determined that its Barbados subsidiary was not in compliance with a financial covenant  that is measured and reported on an annual basis at the end of the Company’s fiscal year 2013.  The Company obtained a written waiver from the bank on the annual measurement and reporting for this covenant with respect to any non-compliance for fiscal year 2013 and amended the financial covenants within the underlying contract for the long-term loans in the Barbados subsidiary. As of August 31, 2013, the Company was in compliance with all covenants, amended covenants or had received a written waiver from the bank with respect to any non-compliance.

Annual maturities of long-term debt are as follows (in thousands):

Years Ended August 31,	Amount
2015	$11,848
2016	25,931
2017	16,075
2018	8,483
2019	18,765
Thereafter	10,337
Total	$91,439

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 – LEASES

The Company is committed under non-cancelable operating leases for the rental of facilities and land. These leases expire or become subject to renewal between January 29, 2015 and January 29, 2044.

As of August 31, 2014, the Company’s warehouse clubs occupied a total of approximately 2,294,820 square feet of which 420,647 square feet were on leased property. The following is a summary of the warehouse clubs and Company facilities located on leased property:

			Approximate Square	Current Lease	Remaining Option(s)
Location	Facility Type	Date Opened	Footage	Expiration Date	to Extend
Salitre, Colombia (1)	Warehouse Club	Under Construction(2)	—	January 29, 2044	20 years
Via Brazil, Panama	Warehouse Club	December 4, 1997	68,696	October 31, 2026	10 years
Miraflores, Guatemala	Warehouse Club	April 8, 1999	66,059	December 31, 2020	5 years
Pradera, Guatemala	Warehouse Club	May 29, 2001	48,438	May 28, 2021	none
Tegucigalpa, Honduras	Warehouse Club	May 31, 2000	64,735	May 30, 2020	none
Oranjestad, Aruba	Warehouse Club	March 23, 2001	64,627	March 23, 2021	10 years
Port of Spain, Trinidad	Warehouse Club	December 5, 2001	54,046	July 5, 2031	none
St. Thomas, U.S.V.I.	Warehouse Club	May 4, 2001	54,046	February 28, 2020	10 years
Barbados	Storage Facility	December 1, 2012	12,517	November 30, 2015	3 years
Chaguanas, Trinidad	Employee Parking	May 1, 2009	4,944	April 30, 2024	none
Chaguanas, Trinidad	Container Parking	April 1, 2010	65,340	March 31, 2015	none
Jamaica	Storage Facility	September 1, 2012	17,000	February 28, 2015	3 years
Santo Domingo, Dominican Republic	Central Offices	June 1, 2010	2,002	May 31, 2015	1 year
Bogota, Colombia	Central Offices	October 21, 2010	7,812	December 31, 2015	none
San Diego, CA (3)	Corporate Headquarters	April 1, 2004	39,225	August 31, 2015	5 years
Miami, FL (4)	Distribution Facility	March 1, 2008	274,652	July 31, 2021	10 years
Panama	Storage and Distribution Facility	August 15, 2012	25,690	August 15, 2015	mutual agreement
Panama	Central Offices	Under Construction(2)	—	December 12, 2043	15 years
Costa Rica	Storage and Distribution Facility	January 28, 2013	37,674	January 29, 2015	3 years
Trinidad	Storage and Distribution Facility	August 18, 2014	17,110	August 17, 2017	none

(1)
For the fiscal year 2014, the Company recorded expenses related to the property lease for the new club planned for Bogota, Colombia ("Salitre") as pre-opening expenses. The Company will continue to record the monthly lease expense for this land in pre-opening expenses while the warehouse club is under construction. Upon opening, these expenses will be recognized in warehouse club operations expense.

(2)	The Company opened this location on October 29, 2014.

(3)
In September 2014, the Company executed a third amendment to include an additional 3,802 square feet of space and an extension on the term of the existing premises at its corporate headquarters. This additional space is not included within the above table.

(4)
In September 2014, the Company executed a second amendment to include an additional 26,400 square feet of space at its primary distribution center in Miami. This additional space is not included within the above table.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of rental expense charged for operating leases of open locations for fiscal years 2014, 2013 and 2012 (in thousands):

	Years ended August 31,
	2014	2013	2012
Minimum rental payments	$7,952	$7,584	$7,251
Deferred rent accruals	1,514	104	193
Total straight line rent expense	9,466	7,688	7,444
Contingent rental payments	3,220	2,950	2,623
Common area maintenance expense	1,212	1,074	865
Rental expense	$13,898	$11,712	$10,932

Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years Ended August 31,	Leased Locations(1)
2015	$9,156
2016	8,468
2017	9,429
2018	9,411
2019	9,129
Thereafter	89,988
Total	$135,581	(2)

(1)
Operating lease obligations have been reduced by approximately $517,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

(2)
The future minimum lease commitments have been reduced by approximately $517,000 to reflect the amounts net of sublease income. Additionally, during September 2014, the Company executed an amendment to include an additional 3,802 square feet of space and an extension on the term through May 2026 of the existing premises at the Company's corporate headquarters, adding lease obligations of approximately $11.8 million. In September 2014, the Company also executed an amendment to include an additional 26,400 square feet of space at its primary distribution center in Miami, adding lease obligations of approximately $1.0 million. The lease obligations for these two lease amendments are not included within the above table.

The following table summarizes the components of rental income recorded for operating leases for fiscal years 2014, 2013 and 2012 (in thousands):

	Years ended August 31,
	2014	2013	2012
Minimum rental receipts	$2,646	$2,620	$2,629
Deferred rent accruals	187	26	(69)
Total straight line rent income	2,833	2,646	2,560
Contingent rental receipts	59	98	111
Common maintenance area income	129	117	109
Rental income	$3,021	$2,861	$2,780

The Company entered into leases as landlord for rental of land and/or building space for properties it owns. The following is a schedule of future minimum rental income on non-cancelable operating leases with an initial term in excess of one year from owned property as of August 31, 2014 (in thousands):

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended August 31,	Amount
2015	$2,643
2016	2,206
2017	1,317
2018	1,055
2019	853
Thereafter	6,763
Total	$14,837

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of August 31, 2014, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's foreign currency United States dollar denominated floating interest payments on long-term debt to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the twelve months ended August 31, 2014:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US Notional Amount (in thousands)	Bank US loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Reset Date	Effective Period of Swap
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	17-Nov-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Citibank, N.A.	Variable rate 6-month Eurodollar Libor plus 2.4%	5.85%	May 3, 2012 and semi-annually thereafter	November 3, 2011 - November 3, 2013
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016
Trinidad	20-Nov-08	Royal Bank of Trinidad & Tobago	Interest rate swaps	$8,900	Royal Bank of Trinidad & Tobago	Variable rate 1-year Libor plus 2.75%	7.05%	Annually on August 26	September 25, 2008 - September 26, 2013

For the twelve-month periods ended August 31, 2014, 2013, and 2012 the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on Borrowings(1)	Loss on Swaps(2)	Interest expense
Interest expense for the year ended August 31, 2014	$674	$1,632	$2,306
Interest expense for the year ended August 31, 2013	$739	$1,821	$2,560
Interest expense for the year ended August 31, 2012	$767	$1,356	$2,123

(1) This amount is representative of the interest expense recognized on the underlying hedged transactions.
(2) This amount is representative of the interest expense recognized on the interest rate and cross-currency interest rate swaps designated as cash flow hedging instruments.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

	Notional Amount as of August 31,
Floating Rate Payer (Swap Counterparty)	2014	2013
Royal Bank of Trinidad & Tobago (RBTT)	$—	$4,500
Scotiabank	60,200	40,000
Total	$60,200	$44,500

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	August 31, 2014		August 31, 2013
Derivatives designated as cash flow hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cross-currency interest rate swaps(1)(2)	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$495	Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—
Cross-currency interest rate swaps(1)(2)	Other non-current assets	$970	Other non-current assets	$1,505
Interest rate swaps(3)	Other non-current assets	125	Other non-current assets	—
Interest rate swaps(3)	Other long-term liabilities	—	Other long-term liabilities	(14)
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$1,590		$1,491

(1)
The effective portion of the cross-currency interest rate swaps was recorded to Accumulated other comprehensive (income)/loss for $(917,000) and $(1.0) million net of tax as of August 31, 2014 and August 31, 2013, respectively.

(2)
The Company has recorded a deferred tax liability amount with an offset to other comprehensive income of $(548,000) and $(497,000) as of August 31, 2014 and August 31, 2013, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(3)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss for $(94,000) and $10,000 net of tax as of August 31, 2014 and August 31, 2013, respectively.  The Company has recorded a deferred tax (liability)/asset amount with an offset to other comprehensive income of $(31,000) and $4,000 as of August 31, 2014 and August 31, 2013, respectively.

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

The following table summarizes these agreements as of August 31, 2014:

Subsidiary	Date entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	August 2014	Bank of Nova Scotia	Forward foreign exchange contracts	$3,000	September 2014 - October 2014	August 2014 - October 2014

For the twelve-month periods ended August 31, 2014, 2013 and 2012, the Company included in its consolidated statements of income the forward derivative (gain) or loss on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Twelve Months Ended August 31,
Income Statement Classification	2014	2013	2012
Other income (expense), net	$(463)	$(580)	$(73)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	August 31, 2014		August 31, 2013
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	(14)	Other accrued expenses	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$(14)		$—

There were no open non-deliverable forward foreign exchange contracts as of August 31, 2013.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13 – RELATED-PARTY TRANSACTIONS

Use of Private Plane:  From time to time members of the Company’s management use private planes owned in part by La Jolla Aviation, Inc. to travel to business meetings in Latin America and the Caribbean.  La Jolla Aviation, Inc. is solely owned by The Robert and Allison Price Trust, and Robert Price is a Director and Officer of La Jolla Aviation, Inc.  Under the "original use agreement," if the passengers are solely Company personnel, the Company has reimbursed La Jolla Aviation for a portion of the fixed management fee and additional expenses incurred by La Jolla Aviation as a result of the hours flown, including direct charges associated with the use of the plane, landing fees, catering and international fees. If the passengers are not solely PriceSmart, Inc. personnel and if one or more of the passengers is a member of the Price Group (including Robert E. Price), the Company has reimbursed La Jolla Aviation for use of the aircraft based on the amounts the passengers would have paid if they had flown a commercial airline. In July 2013, the Company revised its reimbursement policy related to the use of La Jolla Aviation aircraft when such use involves travel by the Company's Chairman of the Board in his company duties as Chairman of the Board and Chairman of the company's real estate committee.  The Company will reimburse La Jolla Aviation for such travel at the hourly rate of the Company's private aircraft for such travel. The Company incurred expenses of approximately $59,000, $31,000 and $31,000 for the years ended August 31, 2014, 2013 and 2012, respectively, for these services.

 Relationship with Aseprismar: Aseprismar is a PriceSmart employee association located in Costa Rica that purchases discarded packaging materials received by the Company from incoming shipments of merchandise. The Company recorded approximately $48,000, $42,000 and $37,000 in other income from the sale of packaging materials to Aseprismar for the years ended August 2014, 2013 and 2012, respectively. In addition, the Company also contracts with Aseprismar for freight transportation between the Company's Costa Rica warehouse clubs. The Company incurred approximately $17,000, $27,000 and $12,000 for freight expense with Aseprismar for the years ended August 2014, 2013 and 2012.

Relationships with Edgar Zurcher: Edgar Zurcher is a director of the Company. The Company has accordingly recorded and disclosed related-party expense or income related to the relationships with Edgar Zurcher for the years ended August 31, 2014, 2013 and 2012.  Mr. Zurcher is a partner in a law firm that the Company utilizes in certain legal matters. The Company incurred approximately $27,000, $14,000 and $26,000 in legal expenses with this firm for the years ended August 31, 2014, 2013 and 2012, respectively.  Mr. Zurcher is also a director of a company that owns 40% of Payless ShoeSource Holdings, Ltd., which rents retail space from the Company. The Company has recorded approximately $1.4 million, $1.5 million, and $1.4 million in rental income for this space during the years ended August 31, 2014, 2013 and 2012, respectively.  Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A.  The Company paid approximately $461,000, $409,000 and $367,000 for products purchased from this entity during the years ended August 31, 2014, 2013 and 2012, respectively.  Also, Mr. Zurcher is a director of Roma Prince S.A. PriceSmart purchased products from this  entity for approximately $1.3 million, $1.3 million and $1.4 million for the years ended August 31, 2014, 2013 and 2012, respectively.

Relationship with Gonzalo Barrutieta: Gonzalo Barrutieta is a director of the Company. Mr. Barrutieta is also a member of the Board of Directors of Office Depot Mexico, S.A. de C.V., which operates OD Panama, S.A. ("ODP"), which rents retail space from the Company. The Company has recorded approximately $261,000, $256,000 and $252,000 in rental income and common area maintenance charges for this space during the years ended August 31, 2014, 2013, and 2012, respectively. Additionally, the Company sold to ODP approximately 28,000 square feet of undeveloped land, located adjacent to the Panama, Via Brasil PriceSmart location, for approximately $2.1 million during the fiscal year ended August 31, 2011. Also, on July 15, 2011 (fiscal year 2011), the Company's joint venture Golf Park Plaza, S.A. ("GPP") and ODP entered into a 30 year operating lease, with an option to buy, for approximately 26,000 square feet of land owned by GPP. The option to purchase the land has a three-year limit beginning as the April 2013. As part of this transaction, ODP: (i) made an initial deposit to GPP in the sum of approximately $545,000 at the time of signing the agreement; (ii) paid a second deposit of approximately $436,000 at the time their building was completed and their store opened to the public; (iii) is currently paying monthly rent per the lease clause of the agreement of $1,000 per month starting 365 days from execution of the contract and (iv) will pay an additional $109,000, less any rental payments previously applied per the lease clause, when ODP exercises its option to purchase the land. ODP opened their store in April of 2013. ODP paid approximately $12,000 in rental payments during the fiscal years ended August 31, 2014 and 2013, respectively.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Relationships with Price Charities: During the years ended August 31, 2014, 2013 and 2012, the Company sold approximately $210,000, $189,000 and $98,000, respectively, of supplies to Price Charities, a charitable non-profit public benefit corporation.  Robert E. Price, the Company’s Chairman of the Board, is also Chairman of the Board and President of Price Charities.  Additionally, Sherry S. Bahrambeygui, a director since November 2011, serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation. The Company also participates with Price Charities in a charitable program known as “Aprender y Crecer” ("Learn and Grow”), by allowing PriceSmart members to donate money in the warehouse clubs to that program.  The Company collaborates with Price Charities and local charitable groups to use these donations to acquire and deliver supplies to schools in the communities surrounding PriceSmart clubs. The liability for donations received was approximately $2,000 as of August 31, 2013.  There was no liability as of August 31, 2014.

Relationships with Mitchell G. Lynn: Mr. Lynn has been a director of the Company since November 2011. Mr. Lynn is the founder, limited partner and a general Partner of CRI 2000, LP, dba Combined Resources International ("CRI"), which designs, develops and manufactures consumer products for domestic and international wholesale distribution, primarily through warehouse clubs. The Company paid approximately $157,000, $381,000 and $285,000 for products purchased from this entity during the years ended August 31, 2014, 2013 and 2012, respectively. Mr. Lynn is also a founder, limited partner and a general partner of ECR4Kids, LP ("ECR") which designs, manufactures and sells educational/children's products to wholesale dealers. The Company paid approximately $3,000, $16,000 and $1,000 for products purchased from this entity during the years ended August 31, 2014, 2013 and 2012, respectively.

Relationship with Golf Park Plaza, S.A.: Golf Park Plaza, S.A. is a real estate joint venture located in Panama entered into by the Company in 2008 (see Note 14 - Unconsolidated Affiliate). On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company is constructing its central offices in Panama. Construction of the offices is expected to be completed during calendar year 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the twelve months ended August 31, 2014, the Company recognized rent expense of $79,000 for this lease.

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

In 2008, the Company entered into real estate joint ventures to jointly own and operate separate commercial retail centers adjacent to warehouse clubs in Panama (Golf Park Plaza, S.A.) and Costa Rica (Plaza Price Alajuela PPA, S.A.). Due to the initial nature of the joint ventures and the continued commitments for additional financing, the Company determined these joint ventures are VIEs.  Since all rights and obligations are equally absorbed by both parties within each joint venture, the Company has determined that it is not the primary beneficiary of the VIEs and, therefore, has accounted for these entities under the equity method. Under the equity method, the Company's investments in unconsolidated affiliates are initially recorded as an investment in the stock of an investee at cost and are adjusted for the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of the initial investment.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of August 31, 2014 (in thousands):

Entity	Initial Investment	Additional Contributions		Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions(1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	$4,616	$1,483	(3)	$(82)	$6,017	$1,017	$7,034
Plaza Price Alajuela PPA, S.A.	2,193	677	(3)	(24)	2,846	1,345	4,191
Total	$6,809	$2,160		$(106)	$8,863	$2,362	$11,225

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

(3)
Prior to fiscal year 2012, the Company contributed an additional $377,000 and $483,000 to Plaza Price Alajuela PPA, S.A. and Golf Park Plaza S.A., respectively. In September 2012, the Company contributed an additional $300,000 to Plaza Price Alajuela PPA, S.A. and maintained its 50% interest in the joint venture. In October 2012, the Company contributed an additional $250,000 to Golf Park Plaza S.A., and in January 2014 it contributed an additional $750,000 to Golf Park Plaza S.A., maintaining its 50% interest in the joint venture. The contributions were a portion of the Company's required additional future contributions under the joint venture agreement.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	August 31, 2014	August 31, 2013
Current assets	$803	$606
Noncurrent assets	8,900	7,432
Current liabilities	1,126	999
Noncurrent liabilities	13	8

	Years Ended August 31,
	2014	2013	2012
Net income (loss)	$18	$(8)	$(30)

NOTE 15 – SEGMENTS

The Company and its subsidiaries are principally engaged in the international operation of membership shopping warehouse clubs in 13 countries/territories that are located in Latin America and the Caribbean.  In addition, the Company operates distribution centers and corporate offices in the United States.  The Company has aggregated its warehouse clubs, distribution centers and corporate offices into reportable segments. The Company’s reportable segments are based on management’s organization of these locations into operating segments by general geographic location, used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.  The Company’s operating segments are the United States, Latin America and the Caribbean.  Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, as it is impractical to do so.

The Company has made reclassifications to the consolidated statements of income recorded during fiscal year 2014 (see Note 1 - Company Overview and Basis of Presentation) to the consolidated statement of income for fiscal year 2013 to conform to the presentation in fiscal year 2014. These reclassifications did not impact net income. The following table summarizes the impact of these reclassifications to the amounts reported for each segment (in thousands):

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

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has made reclassifications to the consolidated balance sheet and to the consolidated statements of income recorded during fiscal year 2012 (see Note 1 - Company Overview and Basis of Presentation). These reclassifications have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. The following tables summarize the impact of these reclassifications to the amounts reported for each segment (in thousands):

Twelve Month Period Ended August 31, 2012	United States Operations	Latin American Operations	Caribbean Operations	Total
Revenue from external customers-as previously reported	$15,320	$1,341,688	$693,737	$2,050,745
Reclassifications - front end sales	—	(388)	(294)	(682)
Reclassifications - demonstration income	—	(3,865)	(1,035)	(4,900)
Revenue from external customers-as currently reported	$15,320	$1,337,435	$692,408	$2,045,163

Operating income -as previously reported	30,750	57,657	19,519	107,926
Reclassification - Gain/(Loss) asset disposals	(3)	(263)	(46)	(312)
Operating income-as currently reported	$30,747	$57,394	$19,473	$107,614

Long-lived assets (other than deferred tax assets)-as previously reported	17,781	249,925	116,557	384,263
Reclassification- VAT to long lived assets	—	11,321	1,992	13,313
Reclassifications prepaid assets to long lived assets(1)	—	1,722	—	1,722
Long-lived assets (other than deferred tax assets)-as currently reported	$17,781	$262,968	$118,549	$399,298

(1)	The Company reclassified prepaid expenses to long-lived assets within the Latin America Operations segment for approximately $1.7 million.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2014
Revenue from external customers	$31,279	$1,701,063	$785,225	$—	$2,517,567
Intersegment revenues	959,297	—	5,265	(964,562)	—
Depreciation and amortization	2,238	17,175	9,062	—	28,475
Operating income	38,450	71,860	26,397	—	136,707
Interest income from external sources	18	676	159	—	853
Interest income from intersegment sources	2,603	325	561	(3,489)	—
Interest expense from external sources	34	3,549	712	—	4,295
Interest expense from intersegment sources	120	1,355	2,014	(3,489)	—
Provision for income taxes	12,739	21,932	6,701	—	41,372
Net income	25,620	47,678	19,588	—	92,886
Long-lived assets (other than deferred tax assets)	16,488	396,280	113,134	—	525,902
Goodwill	—	31,383	4,725	—	36,108
Investment in unconsolidated affiliates	—	8,863	—	—	8,863
Total assets	91,190	625,777	223,251	—	940,218
Capital expenditures, net	7,627	103,979	9,534	—	121,140
	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2013
Revenue from external customers	$23,059	$1,542,401	$734,352	$—	$2,299,812
Intersegment revenues	877,337	99	4,721	(882,157)	—
Depreciation and amortization	2,121	13,453	8,870	—	24,444
Operating income	34,132	69,746	23,168	—	127,046
Interest income from external sources	163	1,077	95	—	1,335
Interest income from intersegment sources	2,841	410	556	(3,807)	—
Interest expense from external sources	8	3,136	1,072	—	4,216
Interest expense from intersegment sources	141	1,061	2,605	(3,807)	—
Provision for income taxes	11,011	21,921	6,010	—	38,942
Net income	23,200	44,862	16,203	—	84,265
Long-lived assets (other than deferred tax assets)	19,114	304,731	113,742	—	437,587
Goodwill	—	31,474	4,890	—	36,364
Investment in unconsolidated affiliates	—	8,104	—	—	8,104
Total assets	103,844	518,313	203,882	—	826,039
Capital expenditures, net	3,456	59,064	7,407	—	69,927

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	United States Operations	Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Year ended August 31, 2012
Revenue from external customers	$15,320	$1,337,435	$692,408	$—	$2,045,163
Intersegment revenues	766,462	40	4,726	(771,228)	—
Depreciation and amortization(2)	1,782	11,655	10,302	—	23,739
Operating income	30,747	57,394	19,473	—	107,614
Interest income from external sources	220	611	77	—	908
Interest income from intersegment sources	2,430	386	536	(3,352)	—
Interest expense from external sources	25	4,148	1,110	—	5,283
Interest expense from intersegment sources	62	464	2,826	(3,352)	—
Provision for income taxes	10,720	18,226	6,107	—	35,053
Net income	20,220	33,264	14,137	—	67,621
Long-lived assets (other than deferred tax assets)	17,781	262,968	118,549	—	399,298
Goodwill	—	31,760	5,126	—	36,886
Investment in unconsolidated affiliates	—	7,559	—	—	7,559
Total assets	87,467	441,857	206,388	—	735,712
Capital expenditures, net	1,972	42,116	8,617	—	52,705

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)
Includes a $1.1 million error that increased expenses in the Caribbean operations and a $313,000 error that increased expenses in the Latin America operations, both of which were related to prior periods. See Note 1- Company Overview and Basis of Presentation.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of August 31, 2014 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Tax Contingencies

Subsequent to the fiscal year ended August 31, 2014, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedence with respect to the deductibility assessment), the Company expects to prevail in both instances and does not intend to record a provision for these assessments.

Real Estate Transactions

In September 2014, the Company acquired land in Costa Verde, west of Panama City, Panama. The Company plans to construct a warehouse club on this site, which it expects to open in the summer of 2015. This will bring the number of PriceSmart warehouse clubs operating in Panama to five.

Financing Transactions

On October 1, 2014, the Company's Honduras subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility for $3.4 million with a variable interest rate of 30-day LIBOR plus 3.5%. The loan term is for five years with monthly interest and principal payments. The purpose of the loan was to refinance the previously existing loan with ScotiaBank El Salvador, S.A.. This loan is secured by assets of the Company's Honduras subsidiary.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 3, 2014, the Company's Honduras subsidiary paid down $3.2 million of the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for $6.0 million. The interest rate was fixed at 5.5%.  The loan term was for five years with monthly interest and principal payment.  The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A. The subsidiary has paid down this loan, and this loan facility has terminated.

On October 22, 2014, the Company's Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. The loan was funded at execution.
Derivative Transactions

On October 23, 2014, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of $5.0 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary foreign currency United States dollar denominated principal and floating interest payments on the first $3.0 million of the total $5.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of three-month LIBOR plus 3.5%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.5% on a quarterly amortizing notional amount of USD $5.0 million and pay fixed interest of 11.6% on a quarterly amortizing notional amount of 106,576,000 Honduran Lempiras for a term of approximately three years (effective date of October 22, 2014 through October 22, 2017). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the twenty second day of January, April, July, and October, beginning on January 22, 2015.
The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $32.0 million with settlement dates from October 2014 through December 2014.

PRICESMART, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal years 2014 and 2013 is as follows (in thousands, except per share data):

Fiscal Year 2014	Three Months Ended,				Year Ended,
	Nov 30, 2013	Feb 28, 2014	May 31, 2014	Aug 31, 2014	Aug 31, 2014
Total net warehouse club and export sales	$595,415	$663,931	$604,462	$611,785	$2,475,593
Total cost of goods sold	$509,728	$568,075	$515,930	$519,931	$2,113,664
Net income from continuing operations	$21,432	$28,278	$21,320	$21,856	$92,886
Net income	$21,432	$28,278	$21,320	$21,856	$92,886
Basic net income per share	$0.71	$0.93	$0.70	$0.73	$3.07
Diluted net income per share	$0.71	$0.93	$0.70	$0.73	$3.07

Fiscal Year 2013(1)	Three Months Ended,				Year Ended,
	Nov 30, 2012	Feb 28, 2013	May 31, 2013	Aug 31, 2013	Aug 31, 2013
Total net warehouse club and export sales	$526,672	$598,178	$562,039	$575,436	$2,262,325
Total cost of goods sold	$447,779	$510,711	$481,634	$489,304	$1,929,428
Net income from continuing operations	$20,005	$24,882	$18,539	$20,839	$84,265
Net income	$20,005	$24,882	$18,539	$20,839	$84,265
Basic net income per share	$0.66	$0.82	$0.61	$0.69	$2.78
Diluted net income per share	$0.66	$0.82	$0.61	$0.69	$2.78

Fiscal Year 2012(1)	Three Months Ended,				Year Ended,
	Nov 30, 2011	Feb 29, 2012	May 31, 2012	Aug 31, 2012	Aug 31, 2012
Total net warehouse club and export sales	$470,441	$541,078	$497,515	$505,650	$2,014,684
Total cost of goods sold	$402,025	$461,800	$423,346	$428,810	$1,715,981
Net income from continuing operations	$13,996	$20,217	$15,708	$17,725	$67,646
Discontinued operations, net of tax	$(7)	$3	$(2)	$(19)	$(25)
Net income	$13,989	$20,220	$15,706	$17,706	$67,621
Basic net income per share	$0.47	$0.67	$0.52	$0.58	$2.24
Diluted net income per share	$0.47	$0.67	$0.52	$0.58	$2.24

(1) The fiscal year 2013 and 2012 data has been updated to reflect the reclassifications as disclosed in Note 1 - Company Overview and Basis of Presentation.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock has been quoted and traded on the NASDAQ Global Select Market under the symbol “PSMT” since September 2, 1997. As of October 21, 2014, there were approximately 28,505 holders of record of the common stock.

	Dates		Stock Price
	From	To	High	Low
2014 FISCAL QUARTERS
First Quarter	9/1/2013	11/30/2013	$125.39	$85.38
Second Quarter	12/1/2013	2/28/2014	124.79	90.47
Third Quarter	3/1/2014	5/31/2014	110.91	88.00
Fourth Quarter	6/1/2014	8/31/2014	91.95	81.34

2013 FISCAL QUARTERS
First Quarter	9/1/2012	11/30/2012	$83.91	$72.44
Second Quarter	12/1/2012	2/28/2013	79.09	70.99
Third Quarter	3/1/2013	5/31/2013	90.48	74.15
Fourth Quarter	6/1/2013	8/31/2013	93.31	83.04

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended August 31, 2014.

Dividends

		First Payment			Second Payment
Declared	Amount	Record Date	Date Paid	Amount	Record Date	Date Paid	Amount
1/23/2014	$0.70	2/14/2014	2/28/2014	$0.35	8/15/2014	8/29/2014	$0.35
11/27/2012	$0.60	12/10/2012	12/21/2012	$0.30	8/15/2013	8/30/2013	$0.30
1/25/2012	$0.60	2/15/2012	2/29/2012	$0.30	8/15/2012	8/31/2012	$0.30

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Repurchase of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during fiscal year 2014, the Company repurchased a total of 50,898 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2014. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 1, 2013 - September 30, 2013	—	$—	—	N/A
October 1, 2013 - October 31, 2013	—	—	—	N/A
November 1, 2013 - November 30, 2013	—	—	—	N/A
December 1, 2013 - December 31, 2013	—	—	—	N/A
January 1, 2014 - January 31, 2014	48,291	94.18	—	N/A
February 1, 2014 - February 28, 2014	—	—	—	N/A
March 1, 2014 - March 31, 2014	517	101.44	—	N/A
April 1, 2014 - April 30, 2014	—	—	—	N/A
May 1, 2014 - May 31, 2014	—	—	—	N/A
June 1, 2014 - June 30, 2014	—	—	—	N/A
July 1, 2014 - July 31, 2014	2,090	82.31	—	N/A
August 1, 2014 - August 31, 2014	—	—	—	N/A
Total	50,898	$93.77	—	N/A

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

The table below indicates the name, current position with the Company and age of each director:

Name	Position	Age
Robert E. Price	Chairman of the Board	72
Sherry S. Bahrambeygui	Director	50
Gonzalo Barrutieta	Director	48
Gordon B. Hanson	Director	50
Katherine L. Hensley	Director	77
Leon C. Janks	Director	65
Jose Luis Laparte	Director, Chief Executive Officer and President	48
Mitchell Lynn	Director	65
Edgar Zurcher	Director	63

Information Regarding Directors:

Robert E. Price has been Chairman of the Board of Directors of the Company since July 1994 and served as Chief Executive Officer of the Company from April 2006 until July 2010. Mr. Price served as Interim Chief Executive Officer of the Company from April 2003 until April 2006 and also served as Interim President of the Company from April 2003 until October 2004. Mr. Price also served as President and Chief Executive Officer of the Company from July 1994 until January 1998. Mr. Price is President of Price Charities, fka San Diego Revitalization Corp. Mr. Price previously served as Chairman of the Board of Price Enterprises, Inc. (“PEI”) from July 1994 until November 1999 and was President and Chief Executive Officer of PEI from July 1994 until September 1997. Mr. Price was Chairman of the Board of Price/Costco, Inc. (“Price/Costco”) from October 1993 to December 1994. From 1976 to October 1993, he was Chief Executive Officer and a director of The Price Company (“TPC”). Mr. Price served as Chairman of the Board of TPC from January 1989 to October 1993, and as its President from 1976 until December 1990. Mr. Price has been a Manager of The Price Group, LLC since August 2000. Mr. Price’s significant experience as an executive and director of warehouse club merchandising businesses, as well as his extensive knowledge of the Company’s business, history and culture, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Sherry S. Bahrambeygui has been a director of the Company since November 2011. Ms. Bahrambeygui joined The Price Group, LLC in September 2006 and has served as a Managing Member of The Price Group, LLC since January 2007. Additionally, Ms. Bahrambeygui serves as Executive Vice President, Secretary and Vice Chairman of the Boards of Price Charities, fka San Diego Revitalization Corp., and Price Philanthropies Foundation and she is also the Chief Executive Officer of PS Ivanhoe, LLC, a commercial real estate company. Ms. Bahrambeygui was a licensed stockbroker and is a founding partner of the law firm of Hosey & Bahrambeygui, LLP. She has been practicing law with an emphasis in employment and business litigation since 1993 and provided consultation and legal representation to the Company from time-to-time between 2001 and 2008. Ms. Bahrambeygui’s thorough understanding of the business and operations of the Company, as well as having effectively assisted the Company on certain legal and business matters, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

Gonzalo Barrutieta has been a director of the Company since February 2008. Mr. Barrutieta was employed in several capacities with Grupo Gigante, S.A. de C. V. from 1994 to 2006, including as Director of Real Estate and New Business Development. Since 1994, he has served as a member of the board of directors of Grupo Gigante. From 2002 through 2005, Mr. Barrutieta was a director of PriceSmart Mexico (formerly a joint venture between the Company and Grupo Gigante) and served as Chief Executive Officer of PriceSmart Mexico from 2003 to 2005. Mr. Barrutieta has also been a director of Hoteles Presidente since 2004, of Office Depot Mexico since 2005, of Radio Shack Mexico from 2005 until 2012, and has served as President and director of Operadora IPC de Mexico since 2007. Mr. Barrutieta’s experience as an executive and director of international merchandising businesses, as well as his general knowledge and understanding of the markets in Latin America, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Gordon H. Hanson has been a director of the Company since April 2014. Mr. Hanson has been a tenured member of the economics faculty at the University of California, San Diego since 2001. At UC San Diego, Mr. Hanson has faculty appointments in the School of International Relations and Pacific Studies and the Department of Economics, and also directs the Center on Emerging and Pacific Economies. From 1998 to 2001, he was a tenured member of management faculty to the University of Michigan and from 1992 to 1998 he was on the economics faculty of the University of Texas. From 2009 until 2014, he served as a director of the Washington Office on Latin America, a non-profit organization working to promote civic advancement in the region, chairing their development committee. Mr. Hanson’s extensive background in the analysis of the economies of Latin America, including over two decades of experience in consulting for international financial organizations, contribute to the Board of Directors’ conclusion that he should serve as director of the Company.

Katherine L. Hensley has been a director of the Company since July 1997 and served as a director of PEI from December 1994 until July 1997. She is a retired partner of the law firm of O’Melveny & Myers in Los Angeles, California. Ms. Hensley joined O’Melveny & Myers in 1978 and was a partner from 1986 to 1992. From 1994 to 2000, Ms. Hensley served as a trustee of Security First Trust, an open-end investment management company registered under the Investment Company Act of 1940. Ms. Hensley’s extensive background in the legal field, including her experience in executive compensation and corporate matters, as well as her many years of service to the Company as a member of the Board of Directors as well as its Audit, Finance, Compensation, Nominating and Governance Committees, contribute to the Board of Directors’ conclusion that she should serve as a director of the Company.

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

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer of the Company since July 2010 and President of the Company since October 2004. Mr. Laparte initially served as a consultant for the Company from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico. Mr. Laparte’s background and experience as an executive overseeing numerous operational aspects of the international merchandising business, including sales, product development, merchandising, marketing, finance and information technology, contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Mitchell G. Lynn has been a director of the Company since November 2011. Mr. Lynn served in several senior executive positions and as the President and a director of TPC prior to its merger in 1993 with Costco, Inc., and from 1993 until 1994 he served as an executive officer, director and member of the Executive Committee of Price/Costco. Mr. Lynn also was a member of The Price Group, LLC from 2005 to 2008. Mr. Lynn is a founding and continuing director of Bodega Latina Corporation, dba El Super, a 46-store warehouse-style grocery retailer that targets the Hispanic market in the Western United States. Mr. Lynn is also the founder, limited partner and a general partner of CRI 2000, LP, dba Combined Resources International (CRI), which designs, develops and manufactures consumer products under various brand names for domestic and international wholesale distribution, primarily through warehouse clubs. Mr. Lynn is also a founder, limited partner and a general partner of ECR4Kids (ECR), LP, which designs, manufactures and sells educational/children’s products to wholesale dealers. Additionally, Mr. Lynn served as a director of United PanAm Financial Corp. from 2001 until its sale in 2011. Mr. Lynn is a certified public accountant (inactive) and a licensed real estate broker in California. Mr. Lynn’s extensive prior experience in both the warehouse club business and general retailing and his significant knowledge relating to accounting and financial matters contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Edgar Zurcher has been a director of the Company since October 2009 and also served as a director of the Company from November 2000 to February 2008. Mr. Zurcher has been a partner in the law firm Zurcher, Odio & Raven in Costa Rica since 1980, which the Company uses as counsel for certain legal matters. Mr. Zurcher is also President of PLP, S.A., as well as a director of Payless ShoeSource Holdings, Ltd. (“Payless Shoes”). PLP, S.A. owns 40% of Payless Shoes, which rents retail space from PriceSmart. Additionally, Mr. Zurcher is a director of Molinos de Costa Rica S.A and Roma Prince S.A., from which the Company purchases products to sell to its members at its warehouse clubs, and is a director of Promerica Financial Corporation, S.A. from which the Company received rental income and credit card fees in fiscal years 2007 and 2008. Mr. Zurcher’s background in legal matters and his significant experience in Central America business and legal affairs contribute to the Board of Directors’ conclusion that he should serve as a director of the Company.

Officers

The executive officers of the Company and their ages are as follows:

Name	Position	Age
Jose Luis Laparte	Chief Executive Officer and President and Director	48
John M. Heffner	Executive Vice President and Chief Financial Officer	60
Robert M. Gans	Executive Vice President, Secretary, General Counsel and Chief Ethics & Compliance Officer	65
William J. Naylon	Executive Vice President and Chief Operating Officer	52
Thomas D. Martin	Executive Vice President and Chief Merchandising Officer	58
Brud E. Drachman	Executive Vice President – Construction and Facilities	59
John D. Hildebrandt	Executive Vice President – Operations	56

Jose Luis Laparte has been a director of the Company since February 2008, Chief Executive Officer of the Company since July 2010 and as President of the Company since October 2004. Mr. Laparte initially served as a consultant for the Company from December 2003 to October 2004. Prior to joining the Company as a consultant, Mr. Laparte worked for more than 14 years at Wal-Mart Stores, Inc. in Mexico and the United States in progressively responsible positions. From October 2002 through September 2003, he served as Vice President of Sam’s International, where he directed and managed the company’s operations, finance, sales, marketing, product development and merchandising. From May 2000 to October 2002, he served as Vice President, Wal-Mart de Mexico, responsible for sales and the expansion of the Sam’s Club format in Mexico.

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

Robert M. Gans has been Executive Vice President, General Counsel and Secretary of the Company since August 1997 and Chief Ethics and Compliance Officer since January 2014, and was Executive Vice President and General Counsel of PEI from October 1994 until July 1997. Mr. Gans graduated from the University of California, Los Angeles School of Law in 1975 and actively practiced law in private practice from 1975 until 1994. From 1988 until October 1994, Mr. Gans was the senior member of the law firm of Gans, Blackmar & Stevens, A.P.C., of San Diego, California.

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

Brud E. Drachman has been Executive Vice President - Construction and Facilities since August 2013, was Executive Vice President-Construction Management of the Company from November 2005 until July 2013, served as Executive Vice President-Real Estate and Construction of the Company from February 2005 through October 2005 and as Executive Vice President-Construction and Private Label Merchandising from November 2004 until January 2005. Mr. Drachman served as Executive Vice President- Real Estate and Construction of the Company from November 2002 until October 2004 and served as Senior Vice President-Real Estate and Construction of the Company from August 1998 to October 2002. Mr. Drachman previously served as Vice President-Real Estate and Construction at PEI from August 1994 to August 1997. Prior to joining PEI in 1994, Mr. Drachman served as Project Manager at TPC beginning in 1987.

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
Tuesday, February 3, 2015 at 10:00 AM
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