Form 10-Q
period 2014-11-30
PRICESMART INC
filed 2015-01-08
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended November 30, 2014
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
 The registrant had 30,211,917 shares of its common stock, par value $0.0001 per share, outstanding at December 31, 2014.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) unaudited consolidated balance sheet as of November 30, 2014 and the consolidated balance sheet as of August 31, 2014, the unaudited consolidated statements of income for the three months ended November 30, 2014 and 2013, the unaudited consolidated statements of comprehensive income for the three months ended ended November 30, 2014 and 2013, the unaudited consolidated statements of equity for the three months ended November 30, 2014 and 2013, and the unaudited consolidated statements of cash flows for the three months ended November 30, 2014 and 2013, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,213	$137,098
Short-term restricted cash	4,376	2,353
Receivables, net of allowance for doubtful accounts of $3 and $0 as of November 30, 2014 and August 31, 2014, respectively	6,467	7,910
Merchandise inventories	323,408	226,383
Deferred tax assets – current	7,121	6,177
Prepaid expenses and other current assets (includes $1,493 and $495 as of November 30, 2014 and August 31, 2014, respectively, for the fair value of derivative instruments and $1,484 as of November 30, 2014 for the fair value of foreign currency forward contracts)	25,189	17,260
Total current assets	485,774	397,181
Long-term restricted cash	27,062	27,013
Property and equipment, net	432,872	426,325
Goodwill	36,162	36,108
Deferred tax assets – long term	9,449	11,825
Other non-current assets (includes $3,926 and $1,095 as of November 30, 2014 and August 31, 2014, respectively, for the fair value of derivative instruments)	35,744	30,755
Investment in unconsolidated affiliates	10,069	8,863
Total Assets	$1,037,132	$938,070
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$17,066	$—
Accounts payable	282,435	223,559
Accrued salaries and benefits	16,221	17,799
Deferred membership income	20,190	17,932
Income taxes payable	7,577	7,718
Other accrued expenses (includes $7 and $14 as of November 30, 2014 and August 31, 2014, respectively, for the fair value of foreign currency forward contracts)	25,052	21,030
Long-term debt, current portion	10,932	11,848
Deferred tax liability – current	162	157
Total current liabilities	379,635	300,043
Deferred tax liability – long-term	2,398	2,290
Long-term portion of deferred rent	5,951	5,591
Long-term income taxes payable, net of current portion	1,816	1,918
Long-term debt, net of current portion	85,378	79,591
Other long-term liabilities (includes $535 and $0 for the fair value of derivative instruments and $370 and $372 for the defined benefit plan as of November 30, 2014 and August 31, 2014, respectively)	905	372
Total liabilities	476,083	389,805
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,950,701 shares issued and 30,209,917 shares outstanding (net of treasury shares) as of November 30, 2014 and August 31, 2014	3	3
Preferred stock $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of November 30, 2014 and August 31, 2014	—	—
Additional paid-in capital	398,706	397,150
Tax benefit from stock-based compensation	9,505	9,505
Accumulated other comprehensive loss	(58,705)	(49,286)
Retained earnings	236,260	215,613
Less: treasury stock at cost; 740,784 shares as of November 30, 2014 and August 31, 2014	(24,720)	(24,720)
Total equity	561,049	548,265
Total Liabilities and Equity	$1,037,132	$938,070

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended November 30,
	2014	2013
Revenues:
Net warehouse club sales	$636,415	$589,694
Export sales	8,431	5,721
Membership income	10,115	9,268
Other income	1,060	918
Total revenues	656,021	605,601
Operating expenses:
Cost of goods sold:
Net warehouse club	539,028	504,287
Export	8,027	5,441
Selling, general and administrative:
Warehouse club operations	56,210	51,772
General and administrative	13,350	11,184
Pre-opening expenses	3,149	474
Loss/(gain) on disposal of assets	(28)	84
Total operating expenses	619,736	573,242
Operating income	36,285	32,359
Other income (expense):
Interest income	264	181
Interest expense	(1,174)	(1,038)
Other income (expense), net	(2,632)	311
Total other expense	(3,542)	(546)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	32,743	31,813
Provision for income taxes	(12,102)	(10,385)
Income (loss) of unconsolidated affiliates	6	4
Net income	20,647	$21,432
Net income per share available for distribution:
Basic net income per share	$0.68	$0.71
Diluted net income per share	$0.68	$0.71
Shares used in per share computations:
Basic	29,791	29,690
Diluted	29,799	29,702
Dividends per share	$—	$—

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2014	2013
Net income	$20,647	$21,432
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(11,651)	$1,289
Defined benefit pension plan:
Net gain (loss) arising during period	(11)	3
Total defined benefit pension plan	(11)	3
Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	2,243	(143)
Other comprehensive income (loss)	(9,419)	1,149
Comprehensive income	$11,228	$22,581

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,430	—	—	—	—	—	1,430
Net income	—	—	—	—	—	21,432	—	—	21,432
Other comprehensive income (loss)	—	—	—	—	1,149	—	—	—	1,149
Balance at November 30, 2013	30,923	$3	$392,011	$8,016	$(40,326)	$165,303	690	$(19,947)	$505,060

Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Stock-based compensation	—	—	1,556	—	—	—	—	—	1,556
Net income	—	—	—	—	—	20,647	—	—	20,647
Other comprehensive income (loss)	—	—	—	—	(9,419)	—	—	—	(9,419)
Balance at November 30, 2014	30,951	$3	$398,706	$9,505	$(58,705)	$236,260	741	$(24,720)	$561,049

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended November 30,
	2014	2013
Operating Activities:
Net income	$20,647	$21,432
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,797	6,654
Allowance for doubtful accounts	—	7
(Gain)/loss on sale of property and equipment	(28)	84
Deferred income taxes	2,607	(5)
Equity in (gains) of unconsolidated affiliates	(6)	(4)
Stock-based compensation	1,556	1,430
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(6,888)	(20,345)
Merchandise inventories	(97,025)	(81,308)
Accounts payable	57,474	34,413
Net cash provided by (used in) operating activities	(13,866)	(37,642)
Investing Activities:
Additions to property and equipment	(26,332)	(18,288)
Deposits for land purchase option agreements	(2,023)	—
Proceeds from disposal of property and equipment	39	22
Investment in joint ventures	(1,200)	—
Net cash provided by (used in) investing activities	(29,516)	(18,266)
Financing Activities:
Proceeds from bank borrowings	35,416	13,000
Repayment of bank borrowings	(10,625)	(10,182)
Release of restricted cash	—	8,000
Net cash provided by (used in) financing activities	24,791	10,818
Effect of exchange rate changes on cash and cash equivalents	706	442
Net increase (decrease) in cash and cash equivalents	(17,885)	(44,648)
Cash and cash equivalents at beginning of period	137,098	121,874
Cash and cash equivalents at end of period	$119,213	$77,226

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,040	$1,059
Income taxes	$11,657	$15,216
Supplemental non-cash item:
Dividends declared but not paid	$—	$—

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
November 30, 2014

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of November 30, 2014, the Company had 36 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia; four in Panama and Trinidad; three in Guatemala, Honduras and the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During October of fiscal year 2014, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May of fiscal year 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa, the Company's second in the capital city. In January of fiscal year 2014, the Company acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company's fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the warehouse clubs in Colombia have reinforced the Company's belief that there could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

Basis of Presentation - The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (the “2014 Form 10-K”).  The interim consolidated financial statements include the accounts of PriceSmart, Inc., a Delaware corporation, and its subsidiaries.  Inter-company transactions between the Company and its subsidiaries have been eliminated in consolidation.

The Company has evaluated subsequent events through the date and time these financial statements were issued.

Reclassifications to consolidated balance sheet recorded during fiscal year 2015 for fiscal year 2014 - Certain reclassifications to the consolidated balance sheet have been made to prior fiscal year amounts to conform to the presentation in the current fiscal year. These reclassifications relate to the presentation of certain income tax receivables (see note 2). The table below summarizes these reclassifications.

	August 31, 2014 balance sheet line item as previously reported	Amount reclassified Dr/(Cr)	August 31, 2014 balance sheet line item as currently reported
Prepaid expenses and other current assets	22,570	$(5,310)	17,260
Other non-current assets	27,593	3,162	30,755
Accounts payable	(225,761)	2,202	(223,559)
Income taxes payable	(7,664)	(54)	(7,718)
Net Amount of reclassifications		$—

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of November 30, 2014, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of November 30, 2014 is listed below:

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2014	August 31, 2014
Short-term restricted cash:
Restricted cash for Honduras loan	$1,200	$1,200
Restricted cash for land purchase option agreements	1,266	1,095
Restricted cash in Panama for purchase of property	1,852	—
Other short-term restricted cash (1)	58	58
Total short-term restricted cash	$4,376	$2,353

Long-term restricted cash:
Restricted cash for Honduras loan	$1,720	$1,720
Restricted cash for Colombia bank loans	24,000	24,000
Other long-term restricted cash (1)	1,342	1,293
Total long-term restricted cash	$27,062	$27,013

Total restricted cash	$31,438	$29,366

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

Tax Receivables - The Company pays Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of its business in most of the countries in which it operates related to the procurement of merchandise and/or services it acquires and/or on estimated sales and taxable income. The Company also collects VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services it sells. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. In some countries where the Company operates, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax. In the case of VAT these procedures alter the natural offset of input and output VAT and generally leave the Company with a net VAT receivable, forcing the Company to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. The Company either requests a refund of these tax receivables or applies the balance to expected future tax payments. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the respective governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. The Company together with its tax and legal advisers is currently appealing these interpretations in court and expects to prevail. In one of these countries, where there is recent favorable jurisprudence, the government has recently begun an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.6 million and $5.7 million as of November 30, 2014 and August 31, 2014, respectively. In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism takes effect, which will require the Company to pay taxes baed on a factor of sales rather than income. This would result in the Company having to make income tax payments substantially in excess of those due based on taxable income. The current rules would not allow the Company to obtain a refund or offset this excess against other taxes. Due to the timing of these rules, as of November 30, 2014, the Company did not yet have an outstanding income tax receivable in this country; however, there were deferred tax assets of approximately $1.1 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company's policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any countries where the Company's subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year. The Company also classifies as short-term any approved refunds or credit notes to the extent that the Company expects to receive the refund or use the credit notes within one year.

•Long-term VAT and Income tax receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where the Company's subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes. An allowance is provided against VAT and income tax receivable balances in dispute when the Company does not expect to eventually prevail in its recovery.

The following table summarizes the VAT receivables reported by the Company (in thousands):

	November 30, 2014	August 31, 2014
Prepaid expenses and other current assets	$4,069	$3,565
Other non-current assets	18,655	17,115
Total amount of VAT receivable reported	$22,724	$20,680

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	November 30, 2014	August 31, 2014
Prepaid expenses and other current assets	$1,992	$1,916
Other non-current assets	8,331	7,218
Total amount of income tax receivable reported	$10,323	$9,134

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of November 30, 2014 and August 31, 2014 is as follows (in thousands):

	November 30, 2014		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$96,310	$96,684	$91,439	$92,893

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these contracts by limiting transactions to counterparties with which the Company has an established banking relationship. There can be no assurance, however, that this practice effectively mitigates counterparty risk.

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of November 30, 2014 and August 31, 2014.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of November 30, 2014 and August 31, 2014.

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2014 and August 31, 2014 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of November 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$1,493	$—	$1,493
Other non-current assets - (Cross-currency interest rate swaps)	—	3,926	—	3,926
Other long-term liabilities – (Interest rate swaps)	—	(246)	—	(246)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(289)	—	(289)
Total	$—	$4,884	$—	$4,884

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$495	$—	$495
Other non-current assets - (Cross-currency interest rate swaps)	—	970	—	970
Other non-current assets - (Interest rate swaps)	—	125	—	125
Total	$—	$1,590	$—	$1,590

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of November 30, 2014 and August 31, 2014 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of November 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$1,484	$—	$1,484
Other accrued expenses (Foreign currency forward contracts)	—	(7)	—	(7)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$1,477	$—	$1,477

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	(14)	—	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(14)	$—	$(14)

Goodwill – The table below presents goodwill resulting from certain business combinations as of November 30, 2014 and August 31, 2014 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	November 30, 2014	August 31, 2014	Change
Goodwill	$36,162	$36,108	$54

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition – The Company recognizes merchandise sales revenue when title passes to the customer. Membership income represents annual membership fees paid by the Company’s warehouse club members, which are recognized ratably over the 12-month term of the membership.  Membership refunds are prorated based on the remaining term of the membership; accordingly, no refund reserve is required to be established for the periods presented.  The Company recognizes and presents revenue-producing transactions on a net of value added/sales tax basis.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three month period ending November 30, 2014 and 2013 (in thousands):

	Three Months Ended
	November 30, 2014	November 30, 2013
Currency gain (loss)	$(2,632)	$311

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to the income tax positions taken by the Company (“uncertain tax positions”) and, therefore, require the Company or one of its subsidiaries to pay additional taxes.

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on November 30, 2014 and August 31, 2014. However, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that it is currently appealing, but in which the Company believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. Furthermore, during the three months ended November 30, 2014, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended
	November 30, 2014	November 30, 2013
Federal tax provision at statutory rates	35.0%	35.0%
State taxes, net of federal benefit	0.5	0.4
Differences in foreign tax rates	(4.6)	(4.2)
Permanent items and other adjustments	3.2	1.7
Increase (decrease) in foreign valuation allowance	2.9	(0.3)
Provision for income taxes	37.0%	32.6%

The variance in the effective tax rate for the three-month period ended on November 30, 2014 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 3.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance, a 0.4% unfavorable variance resulting from the adjustment during fiscal year 2014 of a deferred tax asset related to estimated 2014 state taxes and the unfavorable impact of 0.4% resulting from changes in income tax liabilities for uncertain tax positions.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment consist of the following (in thousands):

	November 30, 2014	August 31, 2014
Land	$131,133	$124,082
Building and improvements	263,067	244,485
Fixtures and equipment	157,698	148,143
Construction in progress	32,598	55,664
Total property and equipment, historical cost	584,496	572,374
Less: accumulated depreciation	(151,624)	(146,049)
Property and equipment, net	$432,872	$426,325

Depreciation and amortization expense (in thousands):

	Three Months Ended November 30,
	2014	2013
Depreciation and amortization expense	$7,797	$6,654

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest capitalized (in thousands):

	As of November 30, 2014	As of August 31, 2014
Total interest capitalized	$6,332	$6,542

Total interest capitalized (in thousands):

	Three Months Ended November 30,
	2014	2013
Interest capitalized	$616	$299

The Company recorded within accounts payable and other accrued expenses approximately $2.5 million and $1.9 million , respectively, as of November 30, 2014 and $4.1 million and $0, respectively, as of August 31, 2014 in liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share for the three months ended November 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended November 30,
	2014	2013
Net income	$20,647	$21,432
Less: Allocation of income to unvested stockholders	(333)	(440)
Net earnings available to common stockholders	$20,314	$20,992
Basic weighted average shares outstanding	29,791	29,690
Add dilutive effect of stock options (two-class method)	8	12
Diluted average shares outstanding	29,799	29,702
Basic net income per share	$0.68	$0.71
Diluted net income per share	$0.68	$0.71

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2015. The following table summarizes the dividends declared and paid during fiscal year 2015 and 2014.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	8/29/2014	N/A	$0.35

The Company anticipates the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the tax effects allocated to each component of other comprehensive income (loss) (in thousands):

	Three Months Ended November 30, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113	$1,011	$(49,286)
Other comprehensive income (loss)	(11,651)	(11)	2,243	(9,419)
Ending balance, November 30, 2014	$(62,061)	$102	$3,254	$(58,705)

	Three Months Ended November 30, 2013
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998	$(41,475)
Other comprehensive income (loss)	1,289	3	(143)	1,149
Ending balance, November 30, 2013	$(41,032)	$(149)	$855	$(40,326)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended August 31, 2014
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2013	$(42,321)	$(152)		$998		$(41,475)
Other comprehensive income (loss)	(8,089)	260		101		(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(2)	(88)	(1) (3)	(83)
Ending balance, August 31, 2014	$(50,410)	$113		$1,011		$(49,286)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.

(2)
Amounts reclassified from accumulated other comprehensive income (loss) related to the minimum pension liability are included in warehouse club operations in the Company's Consolidated Statements of Income.

(3)
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

	November 30, 2014	August 31, 2014
Retained earnings not available for distribution	$4,666	$4,556

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

RSAs have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding shares of common stock.  Shares of common stock underlying RSUs are not issued nor outstanding until the RSUs vest and RSUs do not have the same dividend and voting rights as common stock.  However, all outstanding RSUs have accompanying dividend equivalents, requiring payment to the employees and directors with unvested RSUs of amounts equal to the dividend they would have received had the shares of common stock underlying the RSUs been actually issued and outstanding.  Payments of dividend equivalents to employees are recorded as compensation expense.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, in no event will more than an aggregate of 1,531,818 shares of the Company’s common stock be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance (including shares originally authorized for issuance under the prior plans)	November 30, 2014	August 31, 2014
2013 Plan	838,766	821,124	821,124

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended November 30,
	2014	2013
Options granted to directors	$27	$29
Restricted stock awards	1,249	1,151
Restricted stock units	280	250
Stock-based compensation expense	$1,556	$1,430

The following table summarizes other information related to stock-based compensation:

	November 30,
	2014	2013
Remaining unrecognized compensation cost (in thousands)	$18,002	$24,014
Weighted average period of time over which this cost will be recognized (years)	6	7

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

	Three Months Ended November 30,
	2014	2013
Grants outstanding at beginning of period	488,416	623,424
Granted	—	—
Forfeited	—	(999)
Vested	—	—
Grants outstanding at end of period	488,416	622,425

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Three Months Ended November 30,
Weighted Average Grant Date Fair Value	2014	2013
Restricted stock awards and units granted	$—	$—
Restricted stock awards and units vested	$—	$—
Restricted stock awards and units forfeited	$—	$53.62

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Three Months Ended November 30,
	2014	2013
Total fair market value of restricted stock awards and units vested	$—	$—

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Three Months Ended November 30,
	2014	2013
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Three Months Ended November 30,
	2014	2013
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	November 30, 2014	August 31, 2014
Stock options outstanding	23,000	23,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of November 30, 2014 and August 31, 2014, the Company had recorded within other accrued expenses a total of $3.1 million for various non-income tax related tax contingencies.

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

During fiscal year 2014 the Company was required to make tax payments with respect to various income tax cases that it is currently appealing and during the three months ended November 30, 2014, the Company received provisional tax assessments with respect to deductibility and withholdings. These payments and assessments are discussed in further detail within Note 2, Income Taxes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Three months ended November 30,	Open Locations(1)
2015	$9,052
2016	7,693
2017	10,400
2018	10,322
2019	10,170
Thereafter	89,349
Total	$136,986

(1)
Operating lease obligations have been reduced by approximately $428,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of November 30, 2014 the Company has approximately $7.0 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet approximately $1.5 million in restricted cash deposits and prepaid expenses.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $34.2 million.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2011 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $10,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2014	$60,558	$17,066	$104	$43,388	4.55%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in our long-term debt for the three months ended November 30, 2014:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	11,848	79,591	91,439	(1)
Proceeds from long-term debt:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	1,600	6,750	8,350
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Regularly scheduled loan payments	(316)	(2,109)	(2,425)
Reclassifications of long-term debt	—	—	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	—	(2,854)	(2,854)
Balances as of November 30, 2014	10,932	85,378	96,310	(3)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount cash assets assigned as collateral for this total was $24.4 million and the carrying amount on non-cash assets assigned as collateral for this total was $93.4 million.

As of November 30, 2014, the Company had approximately $68.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the first quarter, the Company determined that it was not in compliance with the covenants described in the underlying contract with the Bank of Nova Scotia in its Honduras subsidiary. The Company has received a written waiver from the bank with respect to any non-compliance for the first quarter of fiscal year 2015 and the Bank of Nova Scotia has amended the covenants in the underlying contract going forward. As of November 30, 2014 the Company was in compliance with all covenants, amended covenants or has received a written waiver from the bank with respect to any non-compliance.

  Annual maturities of long-term debt are as follows (in thousands):

Three months ended November 30,	Amount
2015	$10,932
2016	26,849
2017	17,754
2018	10,617
2019	25,649
Thereafter	4,509
Total	$96,310

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of November 30, 2014, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans. These derivative financial instruments were also designated and qualified as cash flow hedges.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the three months ended November 30, 2014:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three-month period ended November 30, 2014 and 2013, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended November 30, 2014	$349	$512	$861
Interest expense for the three months ended November 30, 2013	$126	$431	$557

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	November 30, 2014	August 31, 2014
Scotiabank	$59,350	$60,200
Citibank N.A.	5,000	—
Total	$64,350	$60,200

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	November 30, 2014		August 31, 2014
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross-currency interest rate swaps(1)	Prepaid expenses and current assets	$1,493	Prepaid expenses and current assets	$495
Cross-currency interest rate swaps(1)	Other non-current assets	3,926	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(246)	Other long-term liabilities	—
Cross-currency interest rate swaps(3)	Other long-term liabilities	(289)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$4,884		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(3.6) million and $(917,000) net of tax as of November 30, 2014 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(1.8) million and $(548,000) as of November 30, 2014 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $185,000 and $(94,000) net of tax as of November 30, 2014 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset / (liability) amount with an offset to other comprehensive income - tax of $61,000 and $(31,000) as of November 30, 2014 and August 31, 2014, respectively.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $194,000 and $0 net of tax as of November 30, 2014 and August 31, 2014, respectively. The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $95,000 and $0 as of November 30, 2014 and August 31, 2014, respectively.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company entered into non-deliverable forward foreign exchange contracts during the three months ended November 30, 2014. The open contracts as of November 30, 2014 are summarized below:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	October - November 2014	Bank of Nova Scotia	Forward foreign exchange contracts	$33,000	December - January 2015	October - January 2015
Colombia	October - November 2014	Citibank, N.A.	Forward foreign exchange contracts	$5,000	December 2014	October - December 2014

For the three-month periods ended November 30, 2014 and 2013, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended
Income Statement Classification	November 30, 2014	November 30, 2013
Other income (expense), net	$2,613	$123

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2014		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,484	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(7)	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$1,477		$(14)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company is constructing its central offices in Panama. Construction of the offices were completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the three months ended November 30, 2014, the Company recognized rent expense of $26,400 for this lease.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of November 30, 2014 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments (1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,283	$(84)	$6,815	$217	$7,032
Price Plaza Alajuela, S.A.	50%	2,193	1,076	(15)	3,254	945	4,199
Total		$6,809	$3,359	$(99)	$10,069	$1,162	$11,231

(1)
The parties intend to seek alternate financing for the project, which could reduce the amount of investments each party would be required to provide.  The parties may mutually agree on changes to the project, which could increase or decrease the amount of contributions each party is required to provide.

(2)
The maximum exposure is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	November 30, 2014	August 31, 2014
Current assets	$2,002	$803
Noncurrent assets	$10,129	$8,900
Current liabilities	$1,140	$1,126
Noncurrent liabilities	$13	$13

	Three Months Ended November 30,
	2014	2013
Net income (loss)	$12	$8

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

The Company has made reclassifications to the consolidated balance sheet recorded during fiscal year 2015 (see Note 1 - Company Overview and Basis of Presentation) to the consolidated balance sheet for fiscal year 2014 to conform to the presentation in fiscal year 2015. These reclassifications did not impact net income. The following tables summarize the impact of these reclassifications to the amounts reported for each segment (in thousands):

	United States Operations	Latin American Operations	Caribbean Operations	Total

Three Month Period Ended November 30, 2013
Long-lived assets (other than deferred tax assets) as previously reported	$10,096	$320,754	$117,303	$448,153
Reclassifications to long-lived assets	—	73	—	73
Long-lived assets (other than deferred tax assets) as currently reported	$10,096	$320,827	$117,303	$448,226

Total assets as previously reported	$50,711	$588,239	$241,612	$880,562
Reclassifications to total assets	—	73	—	73
Total assets as currently reported	$50,711	$588,312	$241,612	$880,635

As of August 31, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$16,488	$396,280	$113,134	$525,902
Reclassifications to long-lived assets	96	3,066	—	3,162
Long-lived assets (other than deferred tax assets) as currently reported	$16,584	$399,346	$113,134	$529,064

Total assets as previously reported	$91,190	$625,777	$223,251	$940,218
Reclassifications to total assets	(15)	(2,133)	—	(2,148)
Total assets as currently reported	$91,175	$623,644	$223,251	$938,070

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Latin American Operations	Caribbean Operations	Reconciling Items(1)	Total
Three Month Period Ended November 30, 2014
Revenue from external customers	$8,431		$449,199	$198,391	$—	$656,021
Intersegment revenues	338,328		—	1,383	(339,711)	—
Depreciation and amortization	542		4,967	2,288	—	7,797
Operating income	12,133		16,884	7,268	—	36,285
Net income	7,593		7,701	5,353	—	20,647
Capital expenditures, net	(2,773)	(2)	29,197	3,196	—	29,620
Long-lived assets (other than deferred tax assets)	13,261		414,026	114,622	—	541,909
Goodwill	—		31,445	4,717	—	36,162
Total assets	69,240		718,672	249,220	—	1,037,132
Three Month Period Ended November 30, 2013
Revenue from external customers	$5,721		$407,820	$192,060	$—	$605,601
Intersegment revenues	305,592		—	1,476	(307,068)	—
Depreciation and amortization	572		3,863	2,219	—	6,654
Operating income	10,971		16,499	4,889	—	32,359
Net income	7,087		10,613	3,732	—	21,432
Capital expenditures, net	(426)	(2)	14,761	3,953	—	18,288
Long-lived assets (other than deferred tax assets)	10,096		320,827	117,303	—	448,226
Goodwill	—		31,461	4,828	—	36,289
Total assets	50,711		588,312	241,612	—	880,635
As of August 31, 2014
Long-lived assets (other than deferred tax assets)	$16,584		$399,346	$113,134	$—	$529,064
Goodwill	—		31,383	4,725	—	36,108
Total assets	91,175		623,644	223,251	—	938,070

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of November 30, 2014 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions

On December 4, 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%. The loan term is for five years with quarterly interest and principal payments. The loan was funded on December 4, 2014.

Derivative Transactions

On December 16, 2014, the Company's El Salvador subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of $4.0 million. The interest rate swap agreement converts the El Salvador subsidiary's floating interest payments of the $4.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. The hedged loan has a variable interest rate of 1-month LIBOR plus 3.5%. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of $4.0 million and pay fixed interest of 4.78% for a term of approximately five years (effective date of December 1, 2014 through August 29, 2019). The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 29th day of each month beginning on December 29, 2015. The hedged loan was funded on August 29, 2014.
On December 10, 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of $15.0 million. The cross-currency interest rate swap agreement converts the Colombian subsidiary's U.S. dollar denominated principal and floating interest payments on the first $7.9 million of the total $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of three-month LIBOR plus 2.8%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years (effective date of December 4, 2014 through December 3, 2019). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September, and December beginning on March 4, 2015. The hedged loan was funded on December 4, 2014.
On December 9, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of $10.0 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first $5.0 million of the total $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. The hedged loan has a variable interest rate of 1-month LIBOR plus 3.5%. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of $10.0 million and pay fixed interest of 5.159% for a term of approximately five years (effective date of November 28, 2014 through November 29, 2019). The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2015. The hedged loan was funded on November 28, 2014.
The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $51.0 million with settlement dates of December-February 2015.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flow, proposed warehouse club openings, the Company's performance relative to competitors, the outcome of tax proceedings and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online expericence; we face difficulties in the shipment of and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems or disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 28.1% of our voting stock as of November 30, 2014, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; our inability to develop and retain existing key personnel or to attract highly qualified employees could adversely impact our business, financial condition and results of operations; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; if we do not maintain the privacy and security of confidential information, we could damage our reputation, incur substantial additional costs and become subject to litigation; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; we face increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2014 filed on October 30, 2014 pursuant to the Securities Exchange Act of 1934, see “Part II - Item 1A - Risk Factors,” could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three month periods ended November 30, 2014 and 2013 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. Our ownership in all operating subsidiaries as of November 30, 2014 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of November 30, 2014 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of November 30, 2014	Number of Warehouse Clubs in Operation as of November 30, 2013	Anticipated warehouse club openings within the next 12 months
Colombia	6	3	—
Panama	4	4	1
Costa Rica	6	6	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	2	—
Trinidad	4	4	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	36	32	1

During October of fiscal year 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May of fiscal year 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city. In January of fiscal year 2014, we acquired land in the southern area of Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015.

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

General Economic Factors

Economic conditions are making for a challenging environment in some of our markets and could continue to have a negative effect on sales growth in the next fiscal quarter. Where economic conditions are stable or favorable, such as Panama, Trinidad, Guatemala, and Aruba, we are experiencing generally positive retail strength and growing sales.  On the other hand, in Colombia, Costa Rica, Jamaica, Honduras and El Salvador. Our sales are being affected by a combination of negative economic factors, including weaker local currencies versus the U.S, dollar, especially in Colombia, Costa Rica and Jamaica; violence and high unemployment in Honduras and El Salvador; and job losses in Costa Rica associated with multi-national companies transferring some jobs to other parts of the world.  During the last two months of the first quarter of fiscal year 2015, the Colombian peso has lost in excess of 20% of its value versus the U.S. dollar.  This decline in the value of the peso results in U.S. imports, which account for over 60% of PriceSmart sales in Colombia, becoming more expensive, thereby reducing demand for imported products.  In addition, the decline in the value of the peso negatively impacts warehouse sales and membership income when converted to and reported in U.S. dollars.  Although the drop in value of the peso makes imported products more expensive, products manufactured in Colombia for export have become more competitive, which should be a positive factor for one of the more vibrant economies in Latin America. Costa Rica continues to be impacted by the approximate 10% devaluation of the Costa

Rican colon which occurred in February 2014, although the currency has now stabilized.   Costa Rica and Colombia are two of our largest markets and therefore these macro-economic issues can have a material impact on our financial performance.

Currency exchange rate fluctuations affect our consolidated sales and membership income as local-currency-denominated sales are translated to U.S. dollars. They can also impact net income as we revalue all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise. Approximately 53% of our net warehouse sales are of merchandise purchased in U.S. dollars, but approximately 79% of our net warehouse sales are in non-U.S. dollar currencies.

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

 We seek to increase sales by growing sales with existing members in our warehouse clubs, by attracting new members to our clubs and by adding new warehouse clubs.  Our continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 2.0% increase in comparable warehouse club sales for the 13-week period ended November 30, 2014 compared to the same 13-week period the prior year. During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter opened our third warehouse club in Honduras. In both cases, these new clubs negatively impacted reported comparable warehouse club sales during the quarter as warehouse sales transferred to these new clubs from existing clubs. With the comparable warehouse club sales growth and the addition of these two new warehouse clubs and the opening of our three new Colombia warehouse clubs during the quarter, the Company grew warehouse sales by 7.9% compared to a year ago. In addition, the Company increased the number of member accounts 15.2% over the prior year at quarter end.

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

We offer on-line shopping options to our members. Members have the ability to purchase merchandise that is not stocked in their local warehouse clubs through our e-commerce website. These purchases are shipped from the U.S. distribution warehouse for pick-up at the member's local warehouse club location. In Colombia, members in certain markets who do not reside in a city where one of our warehouse clubs is located, can purchase in-club merchandise on-line from warehouse clubs located within Colombia and have it delivered to their home or office via a third-party delivery service. We have been expanding our offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

Purchasing land and constructing warehouse clubs is our single largest capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property. Excess land at Alajuela and Brisas is being developed by joint ventures formed by us and the sellers of the property, which commenced in fiscal year 2011. We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us. The recent land purchases in Colombia and Panama do not contain excess property beyond that which will be needed for warehouse clubs. The profitable sale or development of real estate is highly dependent on real estate market conditions.

Financial highlights for the first quarter of fiscal year 2015 included:

•
Net warehouse club sales increased 7.9% over the comparable prior year period. We ended the quarter with 36 warehouse clubs compared to 32 warehouse clubs at the end of the first quarter of fiscal year 2014. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended November 30, 2014 grew 2.0%.

•	Membership income for the first quarter of fiscal year 2015 increased 9.1% to $10.1 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 14.0% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 15.3%, an increase of 82 basis points from the same period last year.

•	The opening of three new warehouse clubs in the quarter resulted in $3.1 million of pre-opening expense.

•	Operating income for the first quarter of fiscal year 2015 was $36.3 million, an increase of $3.9 million over the first quarter of fiscal year 2014.

•
We had a $(2.6) million net loss from currency exchange transactions in the current quarter compared to a $311,000 net gain from currency exchange transactions in the same period last year, largely due to activity in Colombia.

•	Net income for the first quarter of fiscal year 2015 was $20.6 million or $0.68 per diluted share, compared to $21.4 million, or $0.71 per diluted share, in the comparable prior year period.

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

The following discussion and analysis compares the results of operations for our fiscal first quarter ended on November 30, 2014 with the fiscal first quarter ended on November 30, 2013 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended November 30,
	2014		2013
	Amount	% Change	Amount
Net warehouse club sales	$636,415	7.9%	$589,694

Comparison of Three Months Ended November 30, 2014 and 2013

Net warehouse club sales for the first three months of fiscal year 2015 showed year-on-year growth in nearly all countries when compared to the same period in fiscal year 2014. Jamaica continued to experience the effect of a currency devaluation, resulting in negative sales growth, and both Barbados and USVI also had slightly negative growth. The countries with the highest sales growth (recording double digit growth) were Colombia, Panama, and Honduras. Honduras sales benefited from the opening of the third warehouse club in May 2014 and Colombia, despite significant currency devaluation, experienced the highest sales growth of any country with the opening of three new warehouse clubs during the quarter. Total net warehouse club sales growth of 7.9% during the first three months of fiscal year 2015 resulted from a 5.3% growth in transactions and a 2.5% growth in average ticket.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Cali, Colombia ("Menga") on May 3, 2013 were not used in the calculation of comparable warehouse club sales until July 2014. Sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 will not be used in the calculation of comparable warehouse sales until January 2015. Sales related to the warehouse club opened in Tegucigalpa, Honduras ("El Sauce") on May 1, 2014 will not be used in the calculation of comparable warehouse club sales until July 2015. Sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 will not be used in the calculation of comparable sales until January 2016. Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, will not be used in the calculation of comparable sales until January and February 2016, respectively.

Comparison of Three Months Ended November 30, 2014 and 2013

Comparable warehouse club sales increased 2.0% for the 13-week period ended November 30, 2014, compared to the same 13-week period last year. We opened two new warehouse clubs, one in La Cartago, Costa Rica in October and one in Tegucigalpa, Honduras in May. These new warehouse clubs are attracting new members from areas of their respective cities who were not being served by us. They are also creating the opportunity for some existing members, particularly those that shopped at our Zapote warehouse club in Costa Rica and our first Tegucigalpa, Honduras warehouse club, to shop at the respective new location. This transfer of sales from a warehouse club that is included in the calculation of comparable warehouse club sales to a warehouse club that is not included in the calculation had an adverse impact on comparable warehouse club sales. We have not made a specific determination of what the comparable warehouse club sales would have been had we not opened those new warehouse clubs given various factors, such as whether previously existing members are now shopping more often given the greater convenience of these new clubs, which would make it difficult to provide an accurate assessment. However, if we exclude in their entirety the net warehouse sales of the two warehouse clubs most impacted (Zapote and Tegucigalpa) that are in the comparable warehouse club calculation but were negatively impacted by the openings of the new warehouse clubs, the remaining 30 warehouse clubs would have recorded comparable warehouse club growth of 3.8% for the 13-week period ending November 30, 2014. Although there may be some impact to our first three warehouse clubs in Colombia, we do not expect to experience the same level of transfer of sales from existing warehouse clubs in our Colombia market (Baranquilla, Menga and Canas Gordas) to the newly opened warehouse clubs in Bogota, Pereira, and Medellin.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales by segment in the segments which we operate, and the percentage growth in net warehouse club sales by segment during the three months ended November 30, 2014 and 2013.

During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter of fiscal year 2014, we opened our third warehouse club in Honduras. During the first quarter of fiscal year 2015, we opened three additional warehouse clubs in Colombia (Bogota, Pereira and Medellin) bringing the total warehouse clubs in Colombia to six.

	Three Months Ended November 30,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Latin America	$440,843	69.3%	$40,477	10.1%	$400,366	67.9%
Caribbean	195,572	30.7%	6,244	3.3%	189,328	32.1%
Net warehouse club sales	$636,415	100.0%	$46,721	7.9%	$589,694	100.0%

Comparison of Three Months Ended November 30, 2014 and 2013

For the three months ended November 30, 2014 and 2013, the higher net warehouse club sales growth in Latin America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in La Union, Costa Rica and Tegucigalpa, Honduras and the three Colombia warehouse clubs opened during quarter. We expect Latin America sales growth to continue to outpace Caribbean sales growth because of the opening of the three new warehouse clubs in Colombia and because the next warehouse club we expect to open is in Panama.

Export Sales

	Three Months Ended November 30,
	2014				2013
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	8,431	1.3%	$2,710	47.4%	5,721	1.0%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximate 5% margin. The increase in the current quarter reflects the growth of that retailer’s business.

Membership Income

	Three Months Ended November 30,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Membership income	$10,115	$847	9.1%	$9,268
Membership income % to net warehouse club sales	1.6%			1.6%
Number of total accounts	1,290,755	170,722	15.2%	1,120,033

Comparison of Three Months Ended November 30, 2014 and 2013

Membership income is recognized ratably over the one year life of the membership.The increase in membership income primarily reflects a growth in membership accounts during the last twelve months. The average number of member accounts during the quarter increased 12.0% compared to the average number of membership accounts in the first quarter of fiscal year 2014. The income recognized per member account decreased 2.5% which reflects the effect of the impact of devaluation in Costa Rica and Colombia on the translation of membership fees in local currency to U.S. dollars. While we have raised the fee in Costa Rica for new and renewing members to offset the effect of devaluation, the income being recognized on membership fees collected prior to the February devaluation result in a lower average income per member account recognized in the current period. In Colombia, the membership is priced in Colombian pesos. We have not raised the fee despite the recent devaluation given that we just opened three new warehouse clubs. We ended the fiscal quarter with a renewal rate of 84% for the twelve-month period ended November 30, 2014.

Other Income

	Three Months Ended November 30,
	2014			2013
	Amount	Increase from prior year	% Change	Amount
Other income	$1,060	$142	15.5%	$918

Other income consists of rental income, advertising revenue and other miscellaneous revenue, with the year-over-year increase coming largely from higher rental income.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended November 30,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$636,415	$46,721	100.0%	$589,694	100.0%
Less associated cost of goods	539,028	34,741	84.7%	504,287	85.5%
Warehouse gross profit margin	$97,387	$11,980	15.3%	$85,407	14.5%

Comparison of Three Months Ended November 30, 2014 and 2013

For the three months ended November 30, 2014, warehouse gross profit margin as a percent of sales was 82 basis points higher than the three months ended November 30, 2013. In the current quarter we benefited from lower costs as a percent of sales in a number of areas, including lower merchandise distribution costs and reduced shrink. Vendor rebates and a higher level of product demonstration activity also contributed to the higher gross margin in the current period compared to a year ago.

Export Sales Gross Profit Margin

	Three Months Ended November 30,
	2014			2013
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$8,431	$2,710	100.0%	$5,721	100.0%
Less associated cost of goods sold	8,027	2,586	95.2%	5,441	95.1%
Export sales gross profit margin	$404	$124	4.8%	$280	4.9%

Comparison of Three Months Ended November 30, 2014 and 2013

For the three months ended November 30, 2014 and 2013, the increase in export sales gross margin dollars in fiscal year 2015 was due to an increase in direct sales to an institutional customer (retailer) in the Philippines for which we generally earn lower margins than those obtained through our warehouse club sales.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended November 30,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$56,210	8.8%	$4,438	8.6%	$51,772	8.8%

Comparison of Three Months Ended November 30, 2014 and 2013

Warehouse club operations expense as a percent of net warehouse sales for the first quarter of fiscal year 2015 increased five basis points (0.05%) compared to the same period in fiscal 2014. Higher depreciation expense associated with the new warehouse clubs opened over the past 15 months contributed 11 basis points (0.11%) and one-time statutory fees and taxes associated primarily with the registration of equity in Colombia added eight basis points (0.08%) to the year on year increase. Most other areas of operating expenses within our warehouse clubs were equal to or less than last year as a percentage of sales.

General and Administrative Expenses

	Three Months Ended November 30,
	2014				2013
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$13,350	2.1%	$2,166	19.4%	$11,184	1.9%

Comparison of Three Months Ended November 30, 2014 and 2013

The expenses associated with our corporate and U.S. buying operations grew 19.4% in the first quarter of fiscal year 2015 when compared to the same period last year, primarily resulting from increased spending within our IT, E-Commerce, and U.S. buying departments required to support the growth and enhance the capabilities of our company. General and administrative expenses as a percentage of warehouse club sales increased 20 basis points to 2.1% of sales.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended November 30,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$3,149	$2,675	564.3%	$474

Comparison of Three Months Ended November 30, 2014 and 2013

All of the pre-opening expenses in the quarter related entirely to the three Colombia warehouse clubs that were opened in the quarter. Upon opening, those same expenses became warehouse club operations expense. In the year ago quarter, the pre-opening expenses were associated with the warehouse club opened in October 2013 in La Union, Cartago, Costa Rica (“Tres Rios”).

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended November 30,
	2014			2013
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$(28)	$(112)	(133.3)%	$84

Operating Income

	Three Months Ended November 30,
	2014				2013
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	36,285	5.7%	$3,926	12.1%	32,359	5.5%

Comparison of Three Months Ended November 30, 2014 and 2013

For the three months ended November 30, 2014, operating income improved $3.9 million compared to the prior year period, primarily due to higher sales and related merchandise margins and higher membership income. As a percentage of sales, operating income increased 21 basis points, resulting from higher merchandise margins.

Interest Expense

	Three Months Ended November 30,
	2014		2013
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,278	$372	$906
Interest expense related to hedging activity	512	81	431
Capitalized interest	(616)	(317)	(299)
Net interest expense	$1,174	$136	$1,038

Comparison of Three Months Ended November 30, 2014 and 2013

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended November 30, 2014 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity partially offset by an increase in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, hedging activities related to new loan activity and the increase in construction activities related to the three new warehouse clubs being constructed in Colombia.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended November 30,
	2014		2013
	Amount	Increase from prior year	Amount
Other income (expense), net	$(2,632)	$(2,943)	$311

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three Months Ended November 30, 2014 and 2013

For the first quarter of fiscal year 2015, we recorded a sizable net currency loss of $(2.6) million resulting from the revaluation of non-functional currency monetary assets and liabilities net of gains associated with non-deliverable forwards that were in place to manage currency fluctuations. Of the total loss, $2.3 million resulted from the devaluation of the Colombian peso. Merchandise and fixed asset shipments during the quarter in advance of the opening of the three new warehouse clubs in Colombia created large U.S. dollar denominated liabilities in Colombia which were re-measured at the end of the quarter at a lower exchange rate. While a large portion of this exposure was covered by non-deliverable forward contracts, there was a net negative impact to income related to the devaluation in Colombia in the period. The gain during the prior fiscal quarter primarily related to the net U.S. dollar asset position held by various of our subsidiaries other than Colombia at a time when their local currency strengthened, thereby resulting in a revaluation gain.

Provision for Income Taxes

	Three Months Ended November 30,
	2014		2013
	Amount	Change from prior year	Amount
Current tax expense	$9,495	$(282)	$9,777
Net deferred tax provision (benefit)	2,607	1,999	608
Provision for income taxes	$12,102	$1,717	$10,385
Effective tax rate	37.0%		32.6%

Comparison of Three Months Ended November 30, 2014 and 2013

The variance in the effective tax rate for the three-month period ended on November 30, 2014 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 3.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance, a 0.4% unfavorable variance resulting from the adjustment during fiscal year 2014 of a deferred tax asset related to estimated 2014 state taxes and the unfavorable impact of 0.4% resulting from changes in income tax liabilities for uncertain tax positions.

Other Comprehensive Income (Loss)

	Three Months Ended August 31, 2014
	2014			2013
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(9,419)	$(10,568)	(919.8)%	$1,149

Comparison of Three Months Ended November 30, 2014 and 2013

Other comprehensive income/loss for the three month periods ended November 30, 2014 and 2013 resulted primarily from foreign currency translation adjustments related to the assets, liabilities, revenue, costs and expenses of the Company’s subsidiaries, with the largest adjustment related to the Colombia subsidiary, and the recording of the unrealized gains (losses) on change in fair value of interest rate swaps. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate.

For the three months ended November 30, 2014, the Company recorded approximately $11.6 million in other comprehensive losses due to foreign currency translations and approximately $2.2 million, net of tax, of other comprehensive gains related to the change in fair value of interest rate swaps.

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

	November 30, 2014	August 31, 2014
Cash and cash equivalents held by foreign subsidiaries	$102,735	$110,447
Cash and cash equivalents held domestically	16,478	26,651
Total cash and cash equivalents	$119,213	$137,098

Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	November 30, 2014	November 30, 2013
Net cash provided by (used in) operating activities	$(13,866)	$(37,642)
Net cash provided by (used in) investing activities	(29,516)	(18,266)
Net cash provided by (used in) financing activities	24,791	10,818
Effect of exchange rates	706	442
Net increase (decrease) in cash and cash equivalents	$(17,885)	$(44,648)

Our net cash provided by (used in) operating activities for the three months ended November 30, 2014 and 2013 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2014	November 30, 2013	2015 to 2014
Net income	$20,647	$21,432	$(785)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	7,797	6,654	1,143
(Gain) loss on sale of property and equipment	(28)	84	(112)
Deferred income taxes	2,607	(5)	2,612
Stock-based compensation expenses	1,556	1,430	126
Other non-cash operating activities	(6)	3	(9)
Net non-cash related expenses	11,926	8,166	3,760
Net income from operating activities reconciled for non-cash operating activities	32,573	29,598	2,975
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(6,888)	(20,345)	13,457
Changes in merchandise inventories	(97,025)	(81,308)	(15,717)
Changes in accounts payable	57,474	34,413	23,061
Net cash provided by (used in) operating activities	$(13,866)	$(37,642)	$23,776

Net income from operating activities reconciled for non-cash operating activities increased $3.0 million for the three months ended November 30, 2014 over the same period last year. This was primarily as a result of an increase in non-cash adjustments of approximately $3.8 million. This included decreases in deferred income taxes for approximately $2.6 million primarily as a result of deferred tax assets used during the period to reduce the amount of taxes paid. Additionally, increases in depreciation expense for approximately $1.1 million due to the increase in warehouse clubs recently opened and continued ongoing capital improvements to existing warehouse clubs added to the net income from operating activities reconciled for non-cash activities. These increases were partially offset by a year-on-year decrease in net income of approximately $785,000 as explained within the comparison of the three months ended November 30, 2014. Changes in operating assets and liabilities not including merchandise inventories generated additional cash from operating activities. This was primarily a result of the year-on-year increase in trade accounts payable for approximately $23.1 million arising from the increase in inventory purchases related to the addition of three warehouse clubs opened during the first quarter of fiscal year 2015, and the addition of one warehouse club opened in May of fiscal year 2014, increasing the levels of inventory required to support projected increases in sales and our increased leveraging on vendor payment terms. Inventories increased year-on-year by approximately $15.7 million. Additionally, the net increases in other assets and liabilities not including merchandise inventories and trade accounts payable contributed year on year an additional $13.5 million to net cash provided by operating activities.

Our use of cash in investing activities for the three months ended November 30, 2014 and 2013 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2014	November 30, 2013	2015 to 2014
Cash used for additions of property and equipment:
Land acquisitions	$3,678	$—	$3,678
Deposits for land purchase option agreements	2,023	—	2,023
Warehouse club expansion, construction, and land improvements	11,250	7,202	4,048
Acquisition of fixtures and equipment	11,404	11,086	318
Proceeds from disposals of property and equipment	(39)	(22)	(17)
Capital contribution to joint ventures	1,200	—	1,200
Net cash flows used by (provided in) investing activities	$29,516	$18,266	$11,250

Net cash used in investing activities increased in the first three months of fiscal year 2015 compared to fiscal year 2014 by approximately $11.3 million primarily due to an increase in cash expended for the construction and completion of warehouse clubs in Bogota, Colombia ("Salitre"), Pereira, Colombia, and Medellin, Colombia and the additions of fixtures and equipment for these warehouse clubs. During the first three months of fiscal year 2014, the investing activity included cash expended for the construction and completion of a warehouse club in La Union, Cartago, Costa Rica ("Tres Rios"), and the start of construction of a warehouse club in Tegucigalpa, Honduras ("El Sauce").

We incur approximately $30.0 million annually in normal capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  Additionally, we have either commitments or plans for capital spending during fiscal year 2015 for a previously announced new warehouse club construction of approximately $7.0 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements that have not been recorded as commitments as of November 30, 2014, for which we have recorded within the balance sheet approximately $1.5 million in restricted cash deposits and prepaid expenses. The land purchase option agreements can be canceled at our sole option with the amounts deposited subject to forfeiture.  We do not have a time table of when or if we will exercise these land purchase options due to the uncertainty related to the completion of our due diligence review. Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $34.2 million.

Net cash provided, (used in) financing activities for the three months ended November 30, 2014 and 2014 is summarized below:

	Three Months Ended		Increase/ (Decrease)
	November 30, 2014	November 30, 2013	2015 to 2014
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$24,791	$10,818	$13,973
Net cash provided by (used in) financing activities	$24,791	$10,818	$13,973

Net cash provided by loan activities increased approximately $14.0 million over the same period in fiscal year 2014 as we received cash from three additional loans entered into by our Panama and Honduras subsidiaries for approximately $10.0 million and $8.3 million, respectively. We also received additional cash from increases in short term borrowings within our Colombia subsidiary and our corporate facility for approximately $9.1 million and $8.0 million, respectively. These amounts were offset by repayments of long-term loans of approximately $3.2 million and $5.0 million by our Honduras subsidiary and regularly scheduled loan payments of $2.4 million. For the same period last year we increased borrowings under short-term loans by approximately $13.0 million, offset by the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and regularly scheduled loan payments during the period of approximately $2.1 million. In addition, cash also was provided by financing activities from the release of approximately $8.0 million in restricted cash upon repayment of the long-term loan in Colombia.

No dividends were declared by the Company's Board of Directors during the first three months of fiscal year 2015. The following table summarizes the dividends declared and paid during fiscal year 2014.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	8/29/14	N/A	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On November 28, 2014, our Panama subsidiary drew down the final $10.0 million available against the credit facility established on March 31, 2014 under a loan agreement with The Bank of Nova Scotia. That agreement established a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. During April 2014, we drew down $24.0 million of the $34.0 million facility.
On October 22, 2014, our Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. The loan was funded at execution.
On October 3, 2014, our Honduras subsidiary paid down $3.2 million of the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for $6.0 million. The interest rate was fixed at 5.5%.  The loan term was for five years with monthly interest and principal payment.  The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A. The subsidiary has paid down this loan, and this loan facility has terminated.

On October 1, 2014, our Honduras subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility for $3.4 million with a variable interest rate of 30-day LIBOR plus 3.5%. The loan term is for five years with monthly interest and principal payments. The purpose of the loan was to refinance the previously existing loan with ScotiaBank El Salvador, S.A. This loan is secured by assets of the Company's Honduras subsidiary.
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

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the three months ended November 30, 2014:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

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

Derivative designated as cash flow	November 30, 2014		August 31, 2014
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)	Prepaid expenses and current assets	$1,493	Prepaid expenses and current assets	$495
Cross currency interest rate swaps(1)	Other non-current assets	3,926	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(246)	Other long-term liabilities	—
Cross currency interest rate swaps(3)	Other long-term liabilities	(289)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$4,884		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(3.6) million and $(917,000) net of tax as of November 30, 2014 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(1.8) million and $(548,000) as of November 30, 2014 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $185,000 and $(94,000) net of tax as of November 30, 2014 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset / (liability) amount with an offset to other comprehensive income - tax of $61,000 and $(31,000) as of November 30, 2014 and August 31, 2014, respectively.

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $194,000 and $0 net of tax as of November 30, 2014 and August 31, 2014, respectively. The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $95,000 and $0 as of November 30, 2014 and August 31, 2014, respectively.

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

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	November 30, 2014		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,484	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	(7)	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$1,477		$(14)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by our those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
November 30, 2014	$60,558	$17,066	$104	$43,388	4.55%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

As of November 30, 2014, we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of November 30, 2014 and August 31, 2014, we were in compliance with respect to these covenants.
The following table provides the changes in our long-term debt for the three months ended November 30, 2014:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	1,600	6,750	8,350
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Regularly scheduled loan payments	(316)	(2,109)	(2,425)
Reclassifications of long-term debt	—	—	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	—	(2,854)	(2,854)
Balances as of November 30, 2014	$10,932	$85,378	$96,310	(3)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount cash assets assigned as collateral for this total was $24.4 million and the carrying amount on non-cash assets assigned as collateral for this total was $93.4 million.

As of November 30, 2014, we had approximately $68.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. During the first quarter, the Company determined that it was not in compliance with the covenants described in the underlying contract with the Bank of Nova Scotia in its Honduras subsidiary. The Company has received a written waiver from the bank with respect to any non-compliance for the first quarter of fiscal year 2015 and the Bank of Nova Scotia has amended the covenants in the underlying contract going forward. As of November 30, 2014 the Company was in compliance with all covenants, amended covenants or has received a written waiver from the bank with respect to any non-compliance.

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

The following table summarizes the shares repurchased during fiscal years 2015 and 2014:

	Three Months Ended November 30,
	2014	2013
Shares repurchased	—	—
Cost of repurchase of shares (in thousands)	$—	$—

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of August 31:

	Three Months Ended November 30,
	2014	2013
Reissued treasury shares	—	—

Critical Accounting Estimates

The preparation of our consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Some of our accounting policies require management to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Management continues to review its accounting policies and evaluate its estimates, including those related to contingencies and litigation, income taxes, tax receivables, and long-lived assets. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the present circumstances. Using different estimates could have a material impact on our financial condition and results of operations.

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

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of November 30, 2014, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on November 30, 2014 and August 31, 2014. However, during the fiscal year 2014, we were required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that we are currently appealing, but we believe we will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as we consider these a payment on account and expect to get a refund thereof upon eventually prevailing on these cases, but we are unsure of the timing thereof. Additionally, subsequent to the fiscal year ended August 31, 2014, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015 this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. We have not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as we deem such earnings to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with the repatriation earnings because of the complexity of the computation.

Tax Receivables: We pay Value Added Tax (“VAT”) or similar taxes (“input VAT”), income taxes, and other taxes within the normal course of our business in most of the countries in which we operate related to the procurement of merchandise and/or services we acquires and/or on estimated sales and taxable income. We also collect VAT or similar taxes on behalf of the government (“output VAT”) for merchandise and/or services we sell. If the output VAT exceeds the input VAT, then the difference is remitted to the government, usually on a monthly basis. If the input VAT exceeds the output VAT, this creates a VAT receivable. In some countries where we operate, the governments have implemented additional collection procedures, such as requiring credit card processors to remit a portion of sales processed via credit card directly to the government as advance payments of VAT and/or income tax. In the case of VAT, these procedures alter the natural offset of input and output VAT and generally leave us with a net VAT receivable, forcing us to process significant refund claims on a recurring basis. With respect to income taxes paid, if the estimated income taxes paid or withheld exceed the actual income tax due this creates an income tax receivable. We either request a refund of these tax receivables or apply the balance to expected future tax payments. These refund or offset processes can take anywhere from several months to several years to complete.

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the respective governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. We together with our tax and legal advisers are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is recent favorable jurisprudence, the government has recently begun an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.6 million and $5.7 million as of November 30, 2014 and August 31, 2014, respectively. In another country, beginning in fiscal year 2015, a new minimum income tax mechanism takes effect, which will require us to pay taxes based on factor of sales rather than income. This would result in our having to make income tax payments substantially in excess of those due based on taxable income. The current rules would not allow the Company to obtain a refund or offset this excess against other taxes. Due to the timing of these rules, as of November 30, 2014, we did not yet have an outstanding income tax receivable in this country; however, there were deferred tax assets of approximately $1.1 million outstanding as of that date. We have not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes.

Our policy for classification and presentation of VAT receivables, income tax receivables and other tax receivables is as follows:

•Short-term VAT and Income tax receivables, recorded as Other current assets: This classification is used for any countries where our subsidiary has generally demonstrated the ability to recover the VAT or income tax receivable within one year. We also classify as short-term any approved refunds or credit notes to the extent that we expect to receive the refund or use the credit notes within one year.

•Long-term VAT and Income tax receivables, recorded as Other non-current assets: This classification is used for amounts not approved for refund or credit in countries where our subsidiary has not demonstrated the ability to obtain refunds within one year and/or for amounts which are subject to outstanding disputes. An allowance is provided against VAT and income tax receivable balances in dispute when we do not expect to eventually prevail in its recovery.

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

Management's judgments are based on market and operational conditions at the time of the evaluation and can include management's best estimate of future business activity, which in turn drives estimates of future cash flows from these assets. These periodic evaluations could cause management to conclude that impairment factors exist, requiring an adjustment of these assets to their then-current fair market value. Future business conditions and/or activity could differ materially from the projections made by management causing the need for additional impairment charges.  No impairment charges have been recorded during fiscal year 2015.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risks at November 30, 2014 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. At November 30, 2014, the fair value of our derivative financial instruments designated as cash flow hedges have increased approximately $2.2 million, net of tax since August 31, 2014, primarily due to a devaluation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the three months ended November 30, 2014. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $(11.7) million net loss for the three months ended November 30, 2014 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).
In addition, the Company's subsidiaries whose functional currency is not the U.S. dollar carry monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as currency gain (loss) within Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three month period ending November 30, 2014 and 2013 (in thousands):

	Three Months Ended
	November 30, 2014	November 30, 2013
Currency gain (loss)	$(2,632)	$311

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended August 31, 2014. There have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2014.
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

None.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Twenty-Fourth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated October 1, 2014.

10.2	Thirty-Fourth Amendment to Employment Agreement between the Company and Robert M. Gans, dated October 1, 2014.

10.3	Third Amendment to Lease (Expansion) Agreement between the Company and CREA Centrewest LP, dated September 18, 2014.

10.4	Term Loan between the Bank of Nova Scotia and PriceSmart Honduras S.A. de C.V. dated October 1, 2014.

10.5	Promissory Note between PriceSmart Honduras S.A. de C.V. and Citibank, N.A. dated October 22, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	January 8, 2015	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	January 8, 2015	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)