Form 10-Q
period 2015-02-28
PRICESMART INC
filed 2015-04-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended February 28, 2015
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
 The registrant had 30,183,492 shares of its common stock, par value $0.0001 per share, outstanding at March 31, 2015.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of February 28, 2015 and the consolidated balance sheet as of August 31, 2014, the unaudited consolidated statements of income for the three and six months ended February 28, 2015 and 2014, the unaudited consolidated statements of comprehensive income for the three and six months ended ended February 28, 2015 and 2014, the unaudited consolidated statements of equity for the six months ended February 28, 2015 and 2014, and the unaudited consolidated statements of cash flows for the six months ended February 28, 2015 and 2014, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,243	$137,098
Short-term restricted cash	1,500	2,353
Receivables, net of allowance for doubtful accounts of $5 and $0 as of February 28, 2015 and August 31, 2014, respectively	7,078	7,910
Merchandise inventories	281,256	226,383
Deferred tax assets – current	6,839	6,177
Prepaid expenses and other current assets (includes $0 and $495 as of February 28, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments and $1,064 and $0 as of February 28, 2015 and August 31, 2014, respectively, for the fair value of foreign currency forward contracts)	27,068	17,260
Total current assets	442,984	397,181
Long-term restricted cash	25,428	27,013
Property and equipment, net	424,360	426,325
Goodwill	36,069	36,108
Deferred tax assets – long term	9,013	11,825
Other non-current assets (includes $6,996 and $1,095 as of February 28, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments)	38,267	30,755
Investment in unconsolidated affiliates	10,245	8,863
Total Assets	$986,366	$938,070
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4,470	$—
Accounts payable	233,266	223,559
Accrued salaries and benefits	15,288	17,799
Deferred membership income	21,992	17,932
Income taxes payable	8,359	7,718
Other accrued expenses (includes $0 and $14 as of February 28, 2015 and August 31, 2014, respectively, for the fair value of foreign currency forward contracts)	22,193	21,030
Dividends payable	10,564	—
Long-term debt, current portion	14,792	11,848
Deferred tax liability – current	137	157
Total current liabilities	331,061	300,043
Deferred tax liability – long-term	2,432	2,290
Long-term portion of deferred rent	6,107	5,591
Long-term income taxes payable, net of current portion	1,562	1,918
Long-term debt, net of current portion	90,328	79,591
Other long-term liabilities (includes $586 and $0 for the fair value of derivative instruments and $379 and $372 for the defined benefit plan as of February 28, 2015 and August 31, 2014, respectively)	965	372
Total liabilities	432,455	389,805
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,973,256 and 30,950,701 shares issued and 30,182,541 and 30,209,917 shares outstanding (net of treasury shares) as of February 28, 2015 and August 31, 2014, respectively	3	3
Preferred stock $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of February 28, 2015 and August 31, 2014	—	—
Additional paid-in capital	400,539	397,150
Tax benefit from stock-based compensation	10,962	9,505
Accumulated other comprehensive loss	(68,399)	(49,286)
Retained earnings	239,967	215,613
Less: treasury stock at cost; 790,715 and 740,784 shares as of February 28, 2015 and August 31, 2014, respectively	(29,161)	(24,720)
Total equity	553,911	548,265
Total Liabilities and Equity	$986,366	$938,070
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenues:
Net warehouse club sales	$732,120	$657,167	$1,368,535	$1,246,861
Export sales	6,229	6,764	14,660	12,485
Membership income	10,898	9,481	21,013	18,749
Other income	1,049	962	2,109	1,880
Total revenues	750,296	674,374	1,406,317	1,279,975
Operating expenses:
Cost of goods sold:
Net warehouse club	625,876	561,652	1,164,904	1,065,939
Export	5,934	6,423	13,961	11,864
Selling, general and administrative:
Warehouse club operations	62,041	53,203	118,251	104,975
General and administrative	14,117	13,277	27,467	24,461
Pre-opening expenses	229	340	3,378	814
Loss/(gain) on disposal of assets	391	104	363	188
Total operating expenses	708,588	634,999	1,328,324	1,208,241
Operating income	41,708	39,375	77,993	71,734
Other income (expense):
Interest income	266	193	530	374
Interest expense	(1,970)	(886)	(3,144)	(1,924)
Other income (expense), net	(1,659)	712	(4,291)	1,023
Total other income (expense)	(3,363)	19	(6,905)	(527)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	38,345	39,394	71,088	71,207
Provision for income taxes	(13,526)	(11,116)	(25,628)	(21,501)
Income (loss) of unconsolidated affiliates	16	—	22	4
Net income	24,835	$28,278	$45,482	49,710
Net income per share available for distribution:
Basic net income per share	$0.82	$0.93	$1.50	$1.64
Diluted net income per share	$0.82	$0.93	$1.50	$1.64
Shares used in per share computations:
Basic	29,827	29,724	29,809	29,707
Diluted	29,833	29,736	29,816	29,719
Dividends per share	$0.70	$0.70	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$24,835	$28,278	$45,482	$49,710
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(10,906)	$(13,661)	$(22,557)	$(12,372)
Defined benefit pension plan:
Net gain (loss) arising during period	(13)	8	(24)	11
Total defined benefit pension plan	(13)	8	(24)	11
Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	1,225	1,065	3,468	922
Other comprehensive income (loss)	(9,694)	(12,588)	(19,113)	(11,439)
Comprehensive income	$15,141	$15,690	$26,369	$38,271

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	48	(4,548)	(4,548)
Issuance of restricted stock award	16	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	3,321	1,345	—	—	—	—	4,666
Dividend paid to stockholders	—	—	—	—	—	(10,570)	—	—	(10,570)
Dividend payable to stockholders	—	—	—	—	—	(10,593)	—	—	(10,593)
Net income	—	—	—	—	—	49,710	—	—	49,710
Other comprehensive income (loss)	—	—	—	—	(11,439)	—	—	—	(11,439)
Balance at February 28, 2014	30,944	$3	$394,020	$9,361	$(52,914)	$172,418	738	$(24,495)	$498,393

Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	50	(4,441)	(4,441)
Issuance of restricted stock award	20	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	3,340	1,457	—	—	—	—	4,797
Dividend paid to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Dividend payable to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Net income	—	—	—	—	—	45,482	—	—	45,482
Other comprehensive income (loss)	—	—	—	—	(19,113)	—	—	—	(19,113)
Balance at February 28, 2015	30,974	$3	$400,539	$10,962	$(68,399)	$239,967	791	$(29,161)	$553,911

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Six Months Ended February 28,
	2015	2014
Operating Activities:
Net income	$45,482	$49,710
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,433	13,793
Allowance for doubtful accounts	5	6
(Gain)/loss on sale of property and equipment	363	188
Deferred income taxes	2,478	1,857
Excess tax benefit on stock-based compensation	(1,457)	(1,345)
Equity in (gains) of unconsolidated affiliates	(22)	(4)
Stock-based compensation	3,340	3,321
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(7,836)	(12,839)
Merchandise inventories	(54,873)	(19,058)
Accounts payable	8,031	81
Net cash provided by (used in) operating activities	11,944	35,710
Investing Activities:
Additions to property and equipment	(42,160)	(58,096)
Deposits for land purchase option agreements	(348)	(850)
Proceeds from disposal of property and equipment	40	42
Investment in joint ventures	(1,360)	(750)
Net cash provided by (used in) investing activities	(43,828)	(59,654)
Financing Activities:
Proceeds from bank borrowings	41,447	—
Repayment of bank borrowings	(16,658)	(12,012)
Cash dividend payments	(10,564)	(10,570)
Release of restricted cash	2,920	8,000
Excess tax benefit on stock-based compensation	1,457	1,345
Purchase of treasury stock	(4,441)	(4,548)
Proceeds from exercise of stock options	49	118
Net cash provided by (used in) financing activities	14,210	(17,667)
Effect of exchange rate changes on cash and cash equivalents	(181)	(4,926)
Net increase (decrease) in cash and cash equivalents	(17,855)	(46,537)
Cash and cash equivalents at beginning of period	137,098	121,874
Cash and cash equivalents at end of period	$119,243	$75,337

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,755	$1,893
Income taxes	$22,212	$22,326
Supplemental non-cash item:
Dividends declared but not paid	$10,564	$10,593

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
February 28, 2015

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of February 28, 2015, the Company had 36 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia; four in Panama and Trinidad; three in Guatemala, Honduras and the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa, the Company's second in the capital city. In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company's fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the warehouse clubs in Colombia have reinforced the Company's belief that there could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC, and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of February 28, 2015, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of February 28, 2015 is listed below:

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

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 28, 2015	August 31, 2014
Short-term restricted cash:
Restricted cash for Honduras loan	$—	$1,200
Restricted cash for land purchase option agreements	1,443	1,095
Other short-term restricted cash (1)	57	58
Total short-term restricted cash	$1,500	$2,353

Long-term restricted cash:
Restricted cash for Honduras loan	$—	$1,720
Restricted cash for Colombia bank loans	24,000	24,000
Other long-term restricted cash (1)	1,428	1,293
Total long-term restricted cash	$25,428	$27,013

Total restricted cash	$26,928	$29,366

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the respective governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. The Company together with its tax and legal advisers is currently appealing these interpretations in court and expects to prevail. In some of these countries, where there is recent favorable jurisprudence, the government has recently begun an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.3 million and $5.7 million as of February 28, 2015 and August 31, 2014, respectively. In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a factor of sales rather than income. This will likely result in the Company having to make income tax payments substantially in excess of those due based on taxable income. The current rules (which the Company has appealed) do not allow the Company to obtain a refund or offset this excess income tax against other taxes. Due to the timing of these rules, as of February 28, 2015, the Company currently has an outstanding income tax receivable of $178,000 in this country; and there were deferred tax assets of approximately $1.1 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes because the Company believes that it has a more likely than not chance to succeed in its appeal on the matter.
.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	February 28, 2015	August 31, 2014
Prepaid expenses and other current assets	$8,013	$3,565
Other non-current assets	19,035	17,115
Total amount of VAT receivable reported	$27,048	$20,680

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	February 28, 2015	August 31, 2014
Prepaid expenses and other current assets	$2,803	$1,916
Other non-current assets	7,633	7,218
Total amount of income tax receivable reported	$10,436	$9,134

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

Fair Value Measurements – The Company measures the fair value for all financial and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring or nonrecurring basis.  The fair value of an asset is the price at which the asset could be sold in an orderly transaction between unrelated, knowledgeable and willing parties able to engage in the transaction. A liability’s fair value is defined as the amount that would be paid to transfer the

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability to a new obliger in a transaction between such parties, not the amount that would be paid to settle the liability with the creditor.

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

Non-financial assets and liabilities are revalued and recognized at fair value subsequent to initial recognition when there is evidence of impairment.   For the periods reported, no impairment of such non-financial assets was recorded.

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of February 28, 2015 and August 31, 2014 is as follows (in thousands):

	February 28, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$105,120	$105,600	$91,439	$92,893

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.   The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of February 28, 2015 and August 31, 2014.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of February 28, 2015 and August 31, 2014.

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2015 and August 31, 2014 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other non-current assets - (Cross-currency interest rate swaps)	—	6,996	—	6,996
Other long-term liabilities – (Interest rate swaps)	—	(340)	—	(340)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(246)	—	(246)
Total	$—	$6,410	$—	$6,410

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$495	$—	$495
Other non-current assets - (Cross-currency interest rate swaps)	—	970	—	970
Other non-current assets - (Interest rate swaps)	—	125	—	125
Total	$—	$1,590	$—	$1,590

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of February 28, 2015 and August 31, 2014 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$1,064	$—	$1,064
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$1,064	$—	$1,064

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	(14)	—	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(14)	$—	$(14)

Goodwill – The table below presents goodwill resulting from certain business combinations as of February 28, 2015 and August 31, 2014 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

	February 28, 2015	August 31, 2014	Change
Goodwill	$36,069	$36,108	$(39)

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

Foreign Currency Translation – The assets and liabilities of the Company’s foreign operations are translated to U.S. dollars when the functional currency in the Company’s international subsidiaries is the local currency and not U.S. dollars. Assets and liabilities of these foreign subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss.  These adjustments will affect net income upon the sale or liquidation of the underlying investment. Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gains (losses), including transactions recorded involving these monetary assets and liabilities, are recorded as Other income (expense) in the consolidated statements of income. The following table summarizes the amounts recorded for the three and six month period ending February 28, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Currency gain (loss)	$(1,659)	$712	$(4,291)	$1,023

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on February 28, 2015 and August 31, 2014. However, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that it is currently appealing, but in which the Company believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.2	0.4	0.3
Differences in foreign tax rates	(5.0)	(5.3)	(4.8)	(4.8)
Permanent items and other adjustments	3.8	(1.7)	3.5	(0.2)
Increase (decrease) in foreign valuation allowance	1.2	—	2.0	(0.1)
Provision for income taxes	35.3%	28.2%	36.1%	30.2%

The variance in the effective tax rate for the three-month period ended on February 28, 2015 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 4.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance and the non-recurrence of a favorable impact of 2.0% in the prior period from the tax effect of changes in foreign currency value.

The variance in the effective tax rate for the six month period ended February 28, 2015 compared to the prior year was primarily attributable to the unfavorable impact of 4.7% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance and the non-recurrence of a favorable impact of 1.1% in the prior period from the tax effect of changes in foreign currency value.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and equipment consist of the following (in thousands):

	February 28, 2015	August 31, 2014
Land	$126,658	$124,082
Building and improvements	274,401	244,485
Fixtures and equipment	156,857	148,143
Construction in progress	24,068	55,664
Total property and equipment, historical cost	581,984	572,374
Less: accumulated depreciation	(157,624)	(146,049)
Property and equipment, net	$424,360	$426,325

Depreciation and amortization expense (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Depreciation and amortization expense	$8,636	$7,139	$16,433	$13,793

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
Total interest capitalized (in thousands):

	As of February 28, 2015	As of August 31, 2014
Total interest capitalized	$7,106	$6,542

Total interest capitalized (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Interest capitalized	$147	$194	$763	$493

The Company recorded within accounts payable and other accrued expenses approximately $100,000 and $1.6 million, respectively, as of February 28, 2015 and $2.9 million and $1.2 million, respectively, as of August 31, 2014 of liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share for the three and six months ended February 28, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income	$24,835	$28,278	$45,482	$49,710
Less: Allocation of income to unvested stockholders	(259)	(504)	(580)	(932)
Net earnings available to common stockholders	$24,576	$27,774	$44,902	$48,778
Basic weighted average shares outstanding	29,827	29,724	29,809	29,707
Add dilutive effect of stock options (two-class method)	6	12	7	12
Diluted average shares outstanding	29,833	29,736	29,816	29,719
Basic net income per share	$0.82	$0.93	$1.50	$1.64
Diluted net income per share	$0.82	$0.93	$1.50	$1.64

NOTE 5 – STOCKHOLDERS’ EQUITY

Dividends

The following table summarizes the dividends declared and paid during fiscal year 2015 and 2014.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/15	$0.70	2/13/15	2/27/15	N/A	$0.35	8/14/15	N/A	8/31/15	$0.35
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	8/29/14	N/A	$0.35

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Six Months Ended February 28, 2015
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113	$1,011	$(49,286)
Other comprehensive income (loss)	(22,557)	(24)	3,468	(19,113)
Ending balance, February 28, 2015	$(72,967)	$89	$4,479	$(68,399)

	Six Months Ended February 28, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998	$(41,475)
Other comprehensive income (loss)	(12,372)	11	922	(11,439)
Ending balance, February 28, 2014	$(54,693)	$(141)	$1,920	$(52,914)

	Twelve Months Ended August 31, 2014
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2013	$(42,321)	$(152)		$998		$(41,475)
Other comprehensive income (loss)	(8,089)	260		101		(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(2)	(88)	(1) (3)	(83)
Ending balance, August 31, 2014	$(50,410)	$113		$1,011		$(49,286)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.

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

	February 28, 2015	August 31, 2014
Retained earnings not available for distribution	$4,916	$4,556

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

The Company adopted the 2013 Equity Incentive Award Plan (the "2013 Plan") for the benefit of its eligible employees, consultants and non-employee directors on January 22, 2013. The 2013 Plan provides for awards covering up to (1) 600,000 shares of common stock plus (2) the number of shares that remained available for issuance as of January 22, 2013 under three equity participation plans previously maintained by the Company. The number of shares reserved for issuance under the 2013 Plan increases during the term of the plan by the number of shares relating to awards outstanding under the 2013 Plan or any of the prior plans that expire, or are forfeited, terminated, canceled or repurchased, or are settled in cash in lieu of shares and decreases due to award releases or option exercises. As of October 31, 2014, no more than an aggregate of 1,332,540 shares of the Company’s common stock will be issued under the 2013 Plan. The following table summarizes the shares authorized and shares available for future grants:

		Shares available to grant
	Shares authorized for issuance as of October 31, 2014 (including shares originally authorized for issuance under the prior plans)	February 28, 2015	August 31, 2014
2013 Plan	888,353	854,864	821,124

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Options granted to directors	$9	$7	$37	$37
Restricted stock awards	1,454	1,634	2,703	2,783
Restricted stock units	321	250	600	501
Stock-based compensation expense	$1,784	$1,891	$3,340	$3,321

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes other information related to stock-based compensation:

	February 28,
	2015	2014
Remaining unrecognized compensation cost (in thousands)	$18,045	$23,520
Weighted average period of time over which this cost will be recognized (years)	6	6
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	$1,457	$1,345

The Company began issuing restricted stock awards in fiscal year 2006 and restricted stock units in fiscal year 2008. The restricted stock awards and units vest over a five to ten year period, and the unvested portion of the award is forfeited if the employee or non-employee director leaves the Company before the vesting period is completed. Restricted stock awards and units activity for the period was as follows:

	Six Months Ended February 28,
	2015	2014
Grants outstanding at beginning of period	488,416	623,424
Granted	16,911	8,316
Forfeited	(720)	(1,732)
Vested	(136,779)	(135,371)
Grants outstanding at end of period	367,828	494,637

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Six Months Ended February 28,
Weighted Average Grant Date Fair Value	2015	2014
Restricted stock awards and units granted	$89.85	$112.37
Restricted stock awards and units vested	$44.21	$39.71
Restricted stock awards and units forfeited	$40.40	$49.37

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Six Months Ended February 28,
	2015	2013
Total fair market value of restricted stock awards and units vested	$12,166	$12,749

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Six Months Ended February 28,
	2015	2014
Shares repurchased	49,931	48,291
Cost of repurchase of shares (in thousands)	$4,441	$4,548

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Six Months Ended February 28,
	2015	2014
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	February 28, 2015	August 31, 2014
Stock options outstanding	20,000	23,000

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of February 28, 2015 and August 31, 2014, the Company had recorded within other accrued expenses a total of $3.0 million and $3.1 million for various non-income tax related tax contingencies.

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

During fiscal year 2014, the Company was required to make tax payments with respect to various income tax cases that it is currently appealing, and during the first quarter of fiscal year 2015, the Company received provisional tax assessments with respect to deductibility and withholdings. These payments and assessments are discussed in further detail within Note 2, Income Taxes.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended February 28,	Open Locations(1)
2016	$7,309
2017	9,785
2018	10,355
2019	10,326
2020	10,260
Thereafter	81,442
Total	$129,477

(1)
Operating lease obligations have been reduced by approximately $372,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of February 28, 2015 the Company has approximately $4.5 million in contractual obligations for construction services not yet rendered.

The Company has entered into land purchase option agreements that have not been recorded as commitments, for which the Company has recorded within the balance sheet approximately $1.6 million in restricted cash deposits and prepaid expenses.  The land purchase option agreements can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise these land purchase options, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $21.4 million.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2015 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $414,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2015	$59,387	$4,470	$380	$54,537	5.86%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2015, we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2015 and August 31, 2014, we were in compliance with respect to these covenants. Each of the facilities expires annually and is normally renewed.

The following table provides the changes in our long-term debt for the six months ended February 28, 2015:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	1,600	6,750	8,350
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd.	(900)	(2,325)	(3,225)
Regularly scheduled loan payments	(579)	(4,567)	(5,146)
Reclassifications of long-term debt	2,850	(2,850)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(147)	(6,491)	(6,638)
Balances as of February 28, 2015	$14,792	$90,328	$105,120	(3)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount cash assets assigned as collateral for this total was $24.0 million and the carrying amount on non-cash assets assigned as collateral for this total was $103.5 million.

As of February 28, 2015, the Company had approximately $78.3 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2015, we were in compliance with all covenants or amended covenants.

As of August 31, 2014, we had approximately $62.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, we were in compliance with all covenants or amended covenants.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended February 28,	Amount
2016	$14,792
2017	29,679
2018	12,626
2019	12,176
2020	32,021
Thereafter	3,826
Total	$105,120

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

In addition, the Company is exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of two of our wholly owned subsidiaries. To manage foreign currency and interest rate cash flow exposure, these subsidiaries enter into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of February 28, 2015, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans. These derivative financial instruments were also designated and qualified as cash flow hedges.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the six months ended February 28, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six-month period ended February 28, 2015 and 2014, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended February 28, 2015	$584	$714	$1,298
Interest expense for the three months ended February 28, 2014	$113	$334	$447
Interest expense for the six months ended February 28, 2015	$933	$1,226	$2,159
Interest expense for the six months ended February 28, 2014	$240	$764	$1,004

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	February 28, 2015	August 31, 2014
Scotiabank	$64,058	$60,200
Citibank N.A.	19,750	—
Total	$83,808	$60,200

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	February 28, 2015		August 31, 2014
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross-currency interest rate swaps(1)	Prepaid expenses and current assets	$—	Prepaid expenses and current assets	$495
Cross-currency interest rate swaps(1)	Other non-current assets	6,996	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(340)	Other long-term liabilities	—
Cross-currency interest rate swaps(3)	Other long-term liabilities	(246)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$6,410		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(4.9) million and $(917,000) net of tax as of February 28, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(2.1) million and $(548,000) as of February 28, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $254,000 and $(94,000) net of tax as of February 28, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax asset / (liability) amount with an offset to other comprehensive income - tax of $86,000 and $(31,000) as of February 28, 2015 and August 31, 2014, respectively.

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $172,000 and $0 net of tax as of February 28, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $74,000 and $0 as of February 28, 2015 and August 31, 2014, respectively.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company entered into non-deliverable forward foreign exchange contracts during the six months ended February 28, 2015. The open contracts as of February 28, 2015 are summarized below:

Subsidiary	Dates entered into	Derivative Financial Counter-party	Derivative Financial Instrument	Notional Amount (in thousands)	Settlement Date	Effective Period of Forward
Colombia	January - February 2015	Bank of Nova Scotia	Forward foreign exchange contracts	$27,000	March - April 2015	January - April 2015

For the three and six-month periods ended February 28, 2015 and 2014, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classification	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Other income (expense), net	$3,521	$62	$6,134	$185

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 28, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,064	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$1,064		$(14)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. The monthly lease expense is approximately $8,800. For the three and six months ended February 28, 2015, the Company recognized rent expense of $26,400 and $52,800, respectively, for this lease.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of February 28, 2015 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments (1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,283	$(81)	$6,818	$217	$7,035
Price Plaza Alajuela, S.A.	50%	2,193	1,236	(2)	3,427	785	4,212
Total		$6,809	$3,519	$(83)	$10,245	$1,002	$11,247

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	February 28, 2015	August 31, 2014
Current assets	$1,246	$803
Noncurrent assets	$11,499	$8,900
Current liabilities	$1,418	$1,126
Noncurrent liabilities	$13	$13

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net income (loss)	$15	$—	$27	$8

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

During the second quarter of fiscal year 2015, the Company added to its operating segments, the Colombia Operations, and desegregated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. The Company has made this change as a result of the information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and has retrospectively adopted this change for the disclosure of financial information presented by segment. The Company’s operating segments are the United States, Central America, the Caribbean and Colombia.  Additionally, certain inter-company charges are no longer allocated to the segments within this presentation and now appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. This presentation more closely reflects the information reviewed by the Company's chief operating decision maker. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, in order to reflect the information reviewed by the Company's chief operating decision maker or it is impractical to do so.

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

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Total

Six Month Period Ended February 28, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$13,087	$257,053	$115,316	$87,295	$472,751
Reclassifications to long-lived assets	65	965	—	767	1,797
Long-lived assets (other than deferred tax assets) as currently reported	$13,152	$258,018	$115,316	$88,062	$474,548

Total assets as previously reported	$57,377	$436,252	$218,513	$122,174	$834,316
Reclassifications to total assets	—	72	—	—	72
Total assets as currently reported	$57,377	$436,324	$218,513	$122,174	$834,388

As of August 31, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$16,488	$265,950	$113,134	$130,330	$525,902
Reclassifications to long-lived assets	96	2,096	—	970	3,162
Long-lived assets (other than deferred tax assets) as currently reported	$16,584	$268,046	$113,134	$131,300	$529,064

Total assets as previously reported	$91,190	$457,325	$223,251	$168,452	$940,218
Reclassifications to total assets	(15)	70	—	(2,203)	(2,148)
Total assets as currently reported	$91,175	$457,395	$223,251	$166,249	$938,070

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Month Period Ended February 28, 2015
Revenue from external customers	$6,235		$426,226	$220,225	97,610		$750,296
Intersegment revenues	259,611		—	1,507	—	(261,118)	—
Depreciation and amortization	545		3,698	2,451	1,942		8,636
Operating income	7,811		37,122	13,408	(844)	(15,789)	41,708
Net income	3,619		28,846	11,579	(3,420)	(15,789)	24,835
Capital expenditures, net	1,332		8,425	1,666	2,827		14,250

Six Month Period Ended February 28, 2015
Revenue from external customers	$14,666		$809,390	$418,616	$163,645	$—	$1,406,317
Intersegment revenues	597,939		—	2,890	—	(600,829)	—
Depreciation and amortization	1,087		7,342	4,739	3,265	—	16,433
Operating income	15,714		68,254	25,577	(1,781)	(29,771)	77,993
Net income	6,981		53,174	21,833	(6,735)	(29,771)	45,482
Capital expenditures, net	(1,441)	(2)	23,231	4,862	17,218	—	43,870
Long-lived assets (other than deferred tax assets)	14,045		284,661	112,877	122,786	—	534,369
Goodwill	—		31,381	4,688	—	—	36,069
Total assets	62,021		492,395	241,096	190,854	—	986,366

Three Month Period Ended February 28, 2014
Revenue from external customers	$6,764		$403,087	$212,366	52,157	$—	$674,374
Intersegment revenues	209,102		—	1,143	—	(210,245)	—
Depreciation and amortization	583		3,279	2,264	1,013	—	7,139
Operating income	5,904		34,076	12,939	1,973	(15,517)	39,375
Net income	2,451		28,919	11,040	1,385	(15,517)	28,278
Capital expenditures, net	3,565		9,269	1,710	25,264	—	39,808

Six Month Period Ended February 28, 2014
Revenue from external customers	$12,485		$762,622	$404,426	$100,442	$—	$1,279,975
Intersegment revenues	514,694		—	2,619	—	(517,313)	—
Depreciation and amortization	1,155		6,107	4,483	2,048	—	13,793
Operating income	12,853		61,163	22,397	3,473	(28,152)	71,734
Net income	5,517		50,810	19,340	2,195	(28,152)	49,710
Capital expenditures, net	3,139		22,922	5,663	26,372	—	58,096
Long-lived assets (other than deferred tax assets)	13,152		258,018	115,316	88,062	—	474,548
Goodwill	—		31,530	4,791	—	—	36,321
Total assets	57,377		436,324	218,513	122,174	—	834,388

As of August 31, 2014
Long-lived assets (other than deferred tax assets)	$16,584		$268,046	$113,134	$131,300	$—	$529,064
Goodwill	—		31,383	4,725	—	—	36,108
Total assets	91,175		457,395	223,251	166,249	—	938,070

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of February 28, 2015 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Financing Transactions
On March 26, 2015, the Company's Honduras subsidiary paid down the outstanding principal balance of 179.3 million Lempiras, approximately US $8.2 million of the loan agreement entered into by the subsidiary on March 7, 2014 with Banco de America Central Honduras, S.A. The original agreement established a loan facility of 286.0 million Lempiras, approximately US$13.7 million. The interest rate was variable set a a minimum of 12.5% (12.75% at the time of pay-off). The loan term was for ten years with quarterly interest and principal payments, subject to a 24-month grace period on principal payments. The subsidiary has paid down this loan, and this loan facility has terminated.
On March 24, 2015, the Company's Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $8.5 million with a variable interest rate of three-month LIBOR plus 3.25%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. The loan was funded at execution.

Cross-currency interest rate swap derivative transactions that qualify for derivative hedge accounting
On March 23, 2015, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A. for a notional amount of $8.5 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary foreign currency United States dollar denominated principal and floating interest payments on the $8.5 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of three-month LIBOR plus 3.25%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.25% on a quarterly amortizing notional amount of US $8.5 million and pay fixed interest of 10.75% on a quarterly amortizing notional amount of 185.6 million Honduran Lempiras for a term of approximately five years (effective date of March 24,2015 through March 20, 2020). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the twenty fourth day of March, June, September, and December beginning on June 24, 2015.

Non-deliverable forward foreign-exchange contracts
The Company's Colombia subsidiary has entered into forward exchange contracts for approximately $8.0 million with settlement dates of April 2015.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flow, proposed warehouse club openings, the Company's performance relative to competitors, the outcome of tax proceedings and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; we face difficulties in the shipment of, and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems or disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 28.1% of our voting stock as of February 28, 2015, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; our inability to develop and retain existing key personnel or to attract highly qualified employees could adversely impact our business, financial condition and results of operations; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; if we do not maintain the privacy and security of confidential information, we could damage our reputation, incur substantial additional costs and become subject to litigation; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; we face increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2014 on October 30, 2014 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three- and six-month periods ended February 28, 2015 and 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. We operate in 13 countries/territories that are located in Latin America and the Caribbean. Our ownership in all operating subsidiaries as of February 28, 2015 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of February 28, 2015 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of February 28, 2015	Number of Warehouse Clubs in Operation as of February 28, 2014	Anticipated warehouse club openings within the next 12 months
Colombia	6	3	—
Costa Rica	6	6	—
Panama	4	4	1
Trinidad	4	4	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	2	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	—
Totals	36	32	1

 In addition, we operate distribution centers and corporate offices in the United States.  Our reportable segments are based on management’s organization of these locations into operating segments by general geographic location, which are used by management in setting up management lines of responsibility, providing support services, and making operational decisions and assessments of financial performance.

During the second quarter of fiscal year 2015, we added to our operating segments, the Colombia Operations, and desegregated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. We made this change as a result of the information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, we have reported our financial performance based on these new segments and have retrospectively adopted this change for the disclosure of financial information presented by segment. Our operating segments are the United States, Central America, the Caribbean and Colombia.

During October 2013, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city. In January 2014, we acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and regional distribution centers are located primarily in the United States. Our reportable segments are based on management's organization of these locations into operating segments by general geographic location. Our operating segments are the United States, Central America, the Caribbean, and Colombia.

General Economic Factors

Market conditions in the second fiscal quarter made for a challenging environment in some of our markets and could continue to have a dampening effect on overall sales growth in the next several fiscal quarters. In some PriceSmart markets, sales were negatively affected by various economic and social factors including lower prices for exported oil, crime and violence and generally weaker economies. Especially significant, the Colombian peso (COP) has devalued versus the U.S. dollar by approximately 29% from the beginning of the fiscal year (August 2014) until the end of the second fiscal quarter (February 2015). In the second fiscal quarter alone, the value of the peso versus the U.S. dollar declined 13%. This devaluation results in U.S. imports, which account for over 60% of PriceSmart sales in Colombia, becoming more expensive, thereby reducing demand for those imported products.  In addition, the decline in the value of the Colombia Peso ("COP") negatively impacts warehouse sales and membership income priced in COP when converted to and reported in U.S. dollars.  On the other hand, operating expenses within Colombia are lower when converted to U.S. dollars. Costa Rica also experienced an approximate 10% devaluation of the Costa Rican colon during January and February 2014, which had a negative effect on consumer activity for some period of time and impacted the year on year sales comparisons in the first fiscal quarter and for December and January in the current quarter. The Costa Rican currency has strengthened somewhat from that initial devaluation and is now at a level consistent with a year ago.  Costa Rica and Colombia are two of our largest markets and therefore these macro-economic issues can have a measurable impact on our consolidated financial performance.

Managing Currency Fluctuations

Currency exchange rate fluctuations can impact net income as we revalue all U.S. dollar-denominated monetary assets and liabilities within our markets that do not use the U.S. dollar as their functional currency. These monetary assets and liabilities include, but are not limited to, excess cash permanently reinvested offshore, U.S. dollar-denominated long-term debt used to finance land acquisitions and the construction of warehouse clubs, and U.S. dollar-denominated accounts payable related to the purchase of merchandise. Approximately 42% of our net warehouse sales are derived from merchandise purchased in U.S. dollars and sold in non-U.S. dollar currencies.

We seek to minimize the impact of negative foreign exchange fluctuations on the Company's results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) by entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala and have cross-currency interest rate swaps and forward currency derivatives in Colombia. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility regarding currencies could have a material impact on our operations in future periods, however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales, or financial results.

Competition

We do not currently face direct competition from U.S. branded membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S.-based retailer. We have competed effectively in these markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format product offering and overall value provided to the member. However, new retail competitors may enter our markets, existing retailers continue to invest and expand, and it is possible that U.S. warehouse club operators could enter our markets and compete more directly with us in a similar warehouse club format, although we have no current indication that such an event is imminent.

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

Current and Future Management Actions

Generally, our operating efficiencies, earnings and cash flow from operations improve as sales increase. Higher sales provide greater purchasing power and often result in lower product prices from our suppliers. Further, increased sales permit us to leverage our selling, general and administrative expenses. It is our business strategy to pass along to our members the savings we receive from better purchasing and more efficient operations through lower merchandise prices, increasing the value our members receive which then further drives sales and increases volume. Therefore, we prioritize initiatives that we expect will have the greatest impact on increasing sales, particularly within our existing locations. Looking forward to the next several quarters, the following actions are likely to have an impact on our business and the results of operations.

 We seek to increase sales by increasing transaction size and frequency with existing members in our warehouse clubs, by attracting new members to our clubs and by adding new warehouse clubs.  Our continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 1.4% increase in comparable warehouse club sales for the 13-week period ended February 28, 2015 compared to the same 13-week period the prior year. During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter opened our third warehouse club in Honduras. In both cases, these new clubs negatively impacted reported comparable warehouse club sales during the quarter as warehouse sales transferred to these new clubs from existing clubs. This comparable warehouse club sales growth combined with the addition of two new warehouse clubs in fiscal year 2014 and the opening of our three new Colombia warehouse clubs during the first quarter of fiscal year 2015 resulted in an 11.4% increase in warehouse club sales compared to a year ago. In addition, the Company increased the number of member accounts 20.1% over the prior year at quarter end.

Membership is a unique and critical feature of the warehouse club business model. The annual fee for a Diamond membership in most of our markets is approximately $35.00 (entitling members to two cards). A membership fee helps us offer high quality merchandise at low prices, providing value to our members. In October 2012, we launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. We continue to evaluate the Platinum membership program to determine if Platinum memberships should be offered in any of our other markets.

Logistics and distribution operations are an important part of what allows us to deliver high quality merchandise at low prices to our members. We continue to explore areas to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices, and we expect to add more in fiscal year 2015 as merchandise volumes increase.

We offer on-line shopping options to our members. Members have the ability to purchase merchandise that is not stocked in their local warehouse clubs through our e-commerce website. These purchases are shipped from the U.S. distribution warehouse for pick-up at the member's local warehouse club location. In Colombia, members can purchase in-club merchandise on-line from warehouse clubs located within Colombia and have it delivered to their home or office via a third-party delivery service. We have been expanding our offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

Purchasing land and constructing warehouse clubs is our single largest capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which our fifth PriceSmart warehouse club in Panama is scheduled to open in the summer of 2015. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property. Excess land at Alajuela and Brisas is being developed by joint ventures formed by us and the sellers of the property, which commenced in fiscal year 2011. We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us. The recent land purchases in Pereira and Medellin, Colombia, and La Chorrera, Panama do not contain excess property beyond that which will be needed for warehouse clubs. The profitable sale or development of real estate is highly dependent on real estate market conditions.

The rapid devaluation of the Colombia peso during the past four months, especially compared to the US dollar, increases the cost of imported merchandise purchased by Pricesmart Colombia.  These higher costs result in higher prices for our Colombia members and a lower rate of sales for imported products. We are taking steps to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) reducing our mark-ups (margins) for these items; and (3) continuing to offer value and merchandise differentiation to our members.  Keeping the long term growth of Pricesmart in Colombia as our highest priority, we are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future.  We are encouraged by the fact that membership sign ups at our Colombia clubs continue to be strong and by the good growth in transactions and local currency denominated sales.

Financial highlights for the second quarter of fiscal year 2015 included:

•
Net warehouse club sales increased 11.4% over the comparable prior year period. We ended the quarter with 36 warehouse clubs compared to 32 warehouse clubs at the end of the second quarter of fiscal year 2014. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended February 28, 2015 grew 1.4%.

•	Membership income for the second quarter of fiscal year 2015 increased 14.9% to $10.9 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 11.2% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.5%, a decrease of 2 basis points (0.02%) from the same period last year.

•	Operating income for the second quarter of fiscal year 2015 was $41.7 million, an increase of $2.3 million over the second quarter of fiscal year 2014.

•	We had a $(1.7) million net loss from currency exchange transactions in the current quarter compared to a $712,000 net gain from currency exchange transactions in the same period last year.

•	Net income for the second quarter of fiscal year 2015 was $24.8 million, or $0.82 per diluted share, compared to $28.3 million, or $0.93 per diluted share, in the comparable prior year period.

Net income for the second quarter of fiscal year 2015 was $0.82 per share, a decline of $0.11 per share from the second quarter of fiscal year 2014.  While many of our markets performed well in the quarter, the reduction in net income can be attributed to Colombia where various factors, most notably the devaluation of the Colombian peso, led to a year on year reduction of net income and negatively impacted the consolidated results of the Company by approximately $0.16 per share.  The rest of the Company performed well in the quarter with growth in sales and membership income, and higher operating profit; contributing additional net income of approximately $0.05 per share to the consolidated results compared to the second quarter of last year.

In Colombia, the effect of the currency devaluation of the Colombian peso compared to the U.S. dollar impacted sales when reported in U.S. dollars and caused prices of imported products to increase in local currency terms thereby impacting consumer demand for those products.  We reduced our merchandise margins by 258 basis points (2.58%) compared to last year largely in response to the cost increase on imported merchandise in order to pass on further value to our members during this time of currency volatility.  Also related to the peso devaluation, we incurred an approximately $1.8 million second quarter currency loss in Colombia compared to approximately a $139,000 loss last year. Finally, a newly instituted corporate tax on equity affecting all Colombian companies resulted in a full calendar year’s expense of approximately $846,000 being recognized in the current quarter.  We view these current challenging and unfavorable conditions to not be reflective of the long term prospects for PriceSmart in Colombia.  Colombia has the highest growth opportunities of any of our current markets. We intend to continue to look for opportunities and expand our business over the coming months and years in Colombia.

COMPARISON OF THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

The following discussion and analysis compares the results of operations for the three-month and six-month periods ended on February 28, 2015 with the three-month and six-month periods ended on February 28, 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended February 28,			Six Months Ended February 28,
	2015		2014	2015		2014
	Amount	% Change	Amount	Amount	% Change	Amount
Net warehouse club sales	$732,120	11.4%	$657,167	$1,368,535	9.8%	$1,246,861

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Growth in net warehouse club sales for the second quarter of fiscal year 2015 was positively impacted by the addition of three new warehouse clubs in Colombia and one in Honduras. Overall, Colombia accounted for nearly 60% of the dollar growth in net warehouse sales of the Company despite the negative impact of the year on year Colombian peso devaluation of approximately 22%. Honduras, with the additional warehouse club, and Panama each recorded growth in excess of 10% in the quarter compared to last year. Other strong growth countries included Guatemala, Trinidad, and Nicaragua. Year on year warehouse sales growth in Costa Rica continued to be impacted by unfavorable currency comparisons to last year when measured in U.S. dollars. Net warehouse sales growth in the second quarter of fiscal year 2015 resulted from an 11.5% increase in transactions and a 0.1% decrease in average ticket, which was impacted by local currency sales converted back to fewer U.S. dollars in Colombia, Costa Rica, Honduras, Jamaica, and the Dominican Republic.

Net warehouse sales for the six months ended February 28, 2015 increased 9.8%. The higher growth in sales in the three month period compared to the six month period reflects the full quarter effect of the new Colombian warehouse clubs which opened in October and November 2014. For the six month period, transactions grew 8.5% and the average ticket grew 1.2%.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in La Union, Cartago, Costa Rica ("Tres Rios") on October 18, 2013 were not included in the calculation of comparable warehouse sales until January 2015. Sales related to the warehouse club opened in Tegucigalpa, Honduras ("El Sauce") on May 1, 2014 will not be used in the calculation of comparable warehouse club sales until July 2015. Sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 will not be used in the calculation of comparable sales until January 2016. Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, will not be used in the calculation of comparable sales until January and February 2016, respectively.

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Comparable warehouse club sales increased 1.4% for the 13-week period ended February 28, 2015, compared to the same 13-week period last year. We opened a new warehouse club in Tegucigalpa, Honduras in May 2014. This new warehouse club is attracting new members from areas of the city not previously served by us. However, it is also creating the opportunity for some existing members, particularly those who shopped at our first Tegucigalpa, Honduras warehouse club, to shop at the new location. This transfer of sales from an existing warehouse club that is included in the calculation of comparable warehouse club sales to a new warehouse club that is not included in the calculation has an adverse impact on comparable warehouse club sales. We have not made a specific determination of what the comparable warehouse club sales would have been had we not opened this new warehouse club. However, if we exclude in its entirety the net warehouse sales of the pre-existing Tegucigalpa warehouse club (which is in the comparable warehouse club calculation, but was negatively impacted by the opening of the new warehouse club in Tegucigalpa), the comparable warehouse club sales for the quarter would have been approximately 84 basis points (0.84%) higher. Although there is some impact to our first three warehouse clubs in Colombia from the opening of the three new clubs in Colombia, particularly Bogota, it is too soon to accurately determine that specific impact given other factors affecting the year on year comparisons of the first three warehouse clubs, most notably the currency devaluation.

Comparable warehouse club sales increased 1.7% for the 26-week period ended February 28, 2015, compared to the same 26-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales by segment in the segments which we operate, and the percentage growth in net warehouse club sales by segment during the three and six months ended February 28, 2015 and 2014.

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

	Three Months Ended February 28,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$418,952	57.2%	$22,616	5.7%	$396,336	60.3%
Caribbean	217,293	29.7%	7,713	3.7%	209,580	31.9%
Colombia	$95,875	13.1%	$44,623	87.1%	$51,252	7.8%
Net warehouse club sales	$732,120	100.0%	$74,952	11.4%	$657,168	100.0%

	Six Months Ended February 28,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$795,005	58.1%	$45,713	6.1%	$749,292	60.1%
Caribbean	412,865	30.2%	13,957	3.5%	398,908	32.0%
Colombia	$160,665	11.7%	$62,004	62.8%	$98,661	7.9%
Net warehouse club sales	$1,368,535	100.0%	$121,674	9.8%	$1,246,861	100.0%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

For the three and six months ended February 28, 2015 and 2014, sales growth in Central America compared to the Caribbean primarily reflects the sales associated with the additional warehouse club sales in La Union, Costa Rica and Tegucigalpa, Honduras and the higher net warehouse club sales growth in Colombia reflects the sales associated with the three Colombia warehouse clubs opened during the quarter. We expect Colombia and Central America sales growth to continue to outpace Caribbean sales growth because of the opening of the three new warehouse clubs in Colombia and because the next warehouse club we expect to open is in Panama.

Export Sales

	Three Months Ended February 28,
	2015				2014
	Amount	% of net sales	(Decrease) from prior year	Change	Amount	% of net sales
Export sales	6,229	0.9%	$(535)	(7.9)%	6,764	1.0%

	Six Months Ended February 28,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$14,660	1.1%	$2,175	17.4%	$12,485	1.0%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximate 5% margin. Changes in the activity in the current quarter and the six months ended February 28, 2015 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$10,898	$1,417	14.9%	$9,481
Membership income % to net warehouse club sales	1.5%			1.4%
Number of total accounts	1,380,182	231,243	20.1%	1,148,939

	Six Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$21,013	$2,264	12.1%	$18,749
Membership income % to net warehouse club sales	1.5%			1.5%
Number of total accounts	1,380,182	231,243	20.1%	1,148,939

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Membership income is recognized ratably over the one year life of the membership. The increase in membership income primarily reflects a growth in membership accounts during the last twelve months. The opening of the new warehouse clubs in Colombia accounted for over 60% of the total increase in member accounts from a year ago. The average number of member accounts during the quarter increased 18.9% compared to the average number of membership accounts in the second quarter of fiscal year 2014. The income recognized per average member account decreased 3.2%, which reflects the effect of the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos. We have not raised the fee despite the recent devaluation given that we just opened three new warehouse clubs. We ended the fiscal quarter with a renewal rate of 85% for the twelve-month period ended February 28, 2015.

For the six months ended February 28, 2015, the increase in membership income reflects a growth in membership accounts offset somewhat by a decrease in the average fee collected for new and renewing members, primarily associated with the significant growth of members in Colombia who pay a lower membership fee in U.S. dollar equivalents due to the peso devaluation.

Other Income

	Three Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$1,049	$87	9.0%	$962

	Six Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$2,109	$229	12.2%	$1,880

Other income consists of rental income, advertising revenue and other miscellaneous revenue, with the year-over-year increase coming largely from higher rental income.

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$732,120	$74,953	100.0%	$657,167	100.0%
Less associated cost of goods	625,876	64,224	85.5%	561,652	85.5%
Warehouse gross profit margin	$106,244	$10,729	14.5%	$95,515	14.5%

	Six Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$1,368,535	$121,674	100.0%	$1,246,861	100.0%
Less associated cost of goods	1,164,904	98,965	85.1%	1,065,939	85.5%
Warehouse gross profit margin	$203,631	$22,709	14.9%	$180,922	14.5%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

For the three months ended February 28, 2015, warehouse gross profit margin as a percent of sales was 2 basis points (0.02%) lower than the three months ended February 28, 2014. Warehouse gross profit margin as a percent of sales decreased 258 basis points (2.58%) in Colombia from the year ago period largely as a result of actions we took to reduce the impact of higher prices on imported goods to our members. Overall, this negatively impacted the Company’s margin by 33 basis points (0.33%). We will continue to lower prices and set aggressive margins to provide our members in Colombia with value on imported merchandise during this period of currency volatility. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 46 basis points (0.46%) higher than the same quarter a year ago on a higher level of product demonstration activity and vendor rebates.

For the six months ended February 28, 2015, warehouse gross profit margin as a percent of sales was 37 basis points (0.37%) higher than the six months ended February 28, 2014. In the first fiscal quarter we benefited from lower costs as a percent of sales in a number of areas, including lower merchandise distribution costs and reduced shrink. Vendor rebates and a higher level of product demonstration activity also contributed to the higher gross margin in the current period compared to a year ago. This was partially offset the second fiscal quarter with lower margins in Colombia.

Export Sales Gross Profit Margin

	Three Months Ended February 28,
	2015			2014
	Amount	(Decrease) from prior year	% to sales	Amount	% to sales
Export sales	$6,229	$(535)	100.0%	$6,764	100.0%
Less associated cost of goods sold	5,934	(489)	95.3%	6,423	95.0%
Export sales gross profit margin	$295	$(46)	4.7%	$341	5.0%

	Six Months Ended February 28,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$14,660	$2,175	100.0%	$12,485	100.0%
Less associated cost of goods sold	13,961	2,097	95.2%	11,864	95.0%
Export sales gross profit margin	$699	$78	4.8%	$621	5.0%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

For the three and six months ended February 28, 2015 and 2014, the changes in the activity in the current quarter and the six months ended February 28, 2015 compared to the prior year periods reflects changes in the merchandise needs and sales to a single institutional customer (retailer) in the Philippines for which we earn an approximate 5% margin.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$62,041	8.5%	$8,838	16.6%	$53,203	8.1%

	Six Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$118,251	8.6%	$13,276	12.6%	$104,975	8.4%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Warehouse club operations expense as a percent of net warehouse sales for the second quarter of fiscal year 2015 increased 36 basis points (0.36%) compared to the same period in fiscal 2014. Warehouse club operations expense as a percent of sales in Colombia is higher than in the rest of the countries in which we operate, and it is becoming a larger portion of the overall Company’s sales and cost structure. In addition, the implementation of an “Equity Tax” affecting all Colombian companies resulted in an additional expense of approximately $850,000 in the quarter. This is an annual expense to be recognized in the first calendar quarter based on equity values. Warehouse club operations expense in the non-Colombia countries as a percent of warehouse sales improved 11 basis points (0.11%).

Warehouse club operations expense as a percent of net warehouse sales for the first six months of fiscal year 2015 increased 21 basis points (0.21%) compared to the same period in fiscal 2014. Higher costs in Colombia, including costs associated with the registration of capital, and higher depreciation expenses contributed to the increase.

General and Administrative Expenses

	Three Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$14,117	1.9%	$840	6.3%	$13,277	2.0%

	Six Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$27,467	2.0%	$3,006	12.3%	$24,461	2.0%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

The expenses associated with our corporate and U.S. buying operations grew 6.3% in the quarter compared to last year and 12.3% for the six-month period. Spending investments in the IT and buying departments accounted for the majority of the growth.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended February 28,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$229	$(111)	(32.6)%	$340

	Six Months Ended February 28,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$3,378	$2,564	315.0%	$814

Comparison of Three and Six Months Ended February 28, 2015 and 2014

The pre-opening expenses in the quarter related to the new Panama warehouse club currently under construction with a planned opening this summer. For the six month period, and except for the small amount in the current quarter related to Panama, pre-opening expenses were for the three Colombia warehouse clubs opened in the first fiscal quarter. During the same three-month period last year, the pre-opening expenses were associated with the leased land for the now opened Bogota club, the El Sauce, Honduras warehouse club opened May 2014, and, for the six-month period, the La Union, Cartago, Costa Rica (“Tres Rios”) warehouse club opened in October 2013.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended February 28,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$391	$287	276.0%	$104

	Six Months Ended February 28,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$363	$175	93.1%	$188

Operating Income

	Three Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	41,708	5.7%	$2,333	5.9%	39,375	6.0%

	Six Months Ended February 28,
	2015				2014
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$77,993	5.7%	$6,259	8.7%	$71,734	5.8%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

For the three months ended February 28, 2015, operating income improved $2.3 million compared to the prior year period, primarily due to higher sales and membership income. As a percentage of sales, operating income decreased 29 basis points (0.29%), resulting from reduced merchandise margins and higher operating expenses in Colombia.

For the six months ended February 28, 2015, operating income improved $6.3 million compared to the prior year period, primarily due to higher sales and related merchandise margins and higher membership income. As a percentage of sales, operating income decreased 5 basis points (.05%), resulting from higher merchandise margins.

Interest Expense

	Three Months Ended February 28,
	2015		2014
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$1,403	$657	$746
Interest expense related to hedging activity	714	380	334
Capitalized interest	(147)	47	(194)
Net interest expense	$1,970	$1,084	$886

	Six Months Ended February 28,
	2015		2014
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$2,681	$1,028	$1,653
Interest expense related to hedging activity	1,226	462	764
Capitalized interest	(763)	(270)	(493)
Net interest expense	$3,144	$1,220	$1,924

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended February 28, 2015 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity, partially offset by an increase in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding and hedging activities related to new loan activity.

Net interest expense for the six months ended February 28, 2015 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity, partially offset by an increase in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, hedging activities related to new loan activity to support the increase in construction activities related to the three new warehouse clubs in Colombia.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended February 28,
	2015		2014
	Amount	Increase from prior year	Amount
Other income (expense), net	$(1,659)	$(2,371)	$712

	Six Months Ended February 28,
	2015		2014
	Amount	Increase from prior year	Amount
Other income (expense), net	$(4,291)	$(5,314)	$1,023

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three and Six Months Ended February 28, 2015 and 2014

For the three and six months ended February 28, 2015, we recorded a net currency loss of $1.7 million and $4.3 million, respectively, resulting from activity associated with monetary assets and liabilities, and the associated non-deliverable forwards that were in place to manage the impact of currency fluctuations.  Of the total loss, $1.8 million in the current quarter and $4.1 million for the six-month period was recognized in Colombia, resulting from the devaluation of the Colombian peso relative to the U.S. dollar of 13.2% and 29.0%, respectively.  The impact of this depreciation had a material impact on our consolidated results due to the high level of U.S. dollar denominated inter-company liabilities held by our Colombian subsidiary. These U.S. dollar denominated inter-company liabilities were greater than what we would expect from normal operations because of the impact of the subsidiary’s initial acquisition of merchandise to stock the three new warehouse clubs opened in October and November 2014 and the investment in fixed assets for these same warehouse clubs that extended into the current quarter.  As the Colombian peso continued to devalue throughout the period, settlements of these liabilities resulted in realized currency losses.  Further, any remaining liabilities at the end of the period were subject to revaluation at a higher exchange rate relative to the U.S. dollar.  While a significant portion of this exposure was covered by non-deliverable forward contracts, there was a net negative impact to income related to the devaluation in Colombia in the period.  Other subsidiaries that had greater U.S. dollar denominated cash and cash equivalents (including restricted cash) than their U.S. dollar denominated liabilities did not experience similar depreciation in their markets and therefore did not counterbalance the impact of the depreciation in Colombia.  Although we cannot predict future changes in exchange rates, we believe that we will be less susceptible to such fluctuations in future periods because the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities have been paid down to a normalized level.

In the prior three- and six-month periods, we recorded a net currency gain of $712,000 and $1.0 million, respectively. While Colombia incurred a net currency loss of $127,000 in the six month period last year, currency gains were recorded in several countries, most notably Costa Rica, relating to a net U.S. dollar asset position held at a time when the colon devalued thereby resulting in a revaluation gain.

Provision for Income Taxes

	Three Months Ended February 28,
	2015		2014
	Amount	Change from prior year	Amount
Current tax expense	$13,654	$1,294	$12,360
Net deferred tax provision (benefit)	(128)	1,116	(1,244)
Provision for income taxes	$13,526	$2,410	$11,116
Effective tax rate	35.3%		28.2%

	Six Months Ended February 28,
	2015		2014
	Amount	Change from prior year	Amount
Current tax expense	$23,150	1,013	$22,137
Net deferred tax provision (benefit)	2,478	3,114	(636)
Provision for income taxes	$25,628	$4,127	$21,501
Effective tax rate	36.1%		30.2%

Comparison of Three and Six Months Ended February 28, 2015 and 2014

The variance in the effective tax rate for the three-month period ended on February 28, 2015 compared to the same period of the prior year was primarily attributable to the unfavorable impact of 4.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance and the non-recurrence of a favorable impact of 2.0% in the prior period from the tax effect of changes in foreign currency value.

The variance in the effective tax rate for the six month period ended February 28, 2015 compared to the prior year was primarily attributable to the unfavorable impact of 4.7% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized net of adjustment to valuation allowance and the non-recurrence of a favorable impact of 1.1% in the prior period from the tax effect of changes in foreign currency value.

Other Comprehensive Income (Loss)

	Three Months Ended February 28,
	2015			2014
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(9,694)	$2,894	(23.0)%	$(12,588)

	Six Months Ended February 28,
	2015			2014
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(19,113)	$(7,674)	67.1%	$(11,439)

Comparison of Three and Six Months Ended February 28, 2015 and 2014

Other comprehensive income/loss for the three- and six-month periods ended February 28, 2015 and 2014 resulted primarily from foreign currency translation adjustments of the balance sheet, related to the assets, liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries who's functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income. Additionally, the recording of the unrealized gains (losses) on change in fair value of interest rate swaps also generated adjustments.

For the three months ended February 28, 2015, the Company recorded approximately $10.9 million in other comprehensive losses due to foreign currency translations and approximately $1.2 million, net of tax, of other comprehensive gains related to the change in fair value of interest rate swaps. For the six months ended February 28, 2015, the Company recorded approximately $22.6 million in other comprehensive losses due to foreign currency translations and approximately $3.5 million, net of tax, of other comprehensive gains related to the change in fair value of interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position and Cash Flow

We require cash to fund our operating expenses and working capital requirements, including the investment in merchandise inventories, acquisition of land and construction of new warehouse clubs, expansion of existing warehouse clubs and distribution centers, acquisitions of fixtures and equipment, routine upgrades and maintenance of fixtures and equipment within existing warehouse clubs, investments in joint ventures in Panama and Costa Rica to own and operate commercial retail centers located adjacent to the new warehouse clubs, the purchase of treasury stock upon the vesting of restricted stock awards and payment of dividends to stockholders. Our primary sources for funding these requirements are cash and cash equivalents on hand, cash generated from operations and bank borrowings.  We evaluate on a regular basis whether we may need to borrow additional funds to cover any shortfall in our ability to generate sufficient cash from operations to meet our operating and capital requirements. As such, we may enter into or obtain additional loans and/or credit facilities to provide additional liquidity when necessary.

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

	February 28, 2015	August 31, 2014
Cash and cash equivalents held by foreign subsidiaries	$106,492	$110,447
Cash and cash equivalents held domestically	12,751	26,651
Total cash and cash equivalents	$119,243	$137,098

Our cash flows are summarized as follows (in thousands):

	Six Months Ended
	February 28, 2015	February 28, 2014
Net cash provided by (used in) operating activities	$11,944	$35,710
Net cash provided by (used in) investing activities	(43,828)	(59,654)
Net cash provided by (used in) financing activities	14,210	(17,667)
Effect of exchange rates	(181)	(4,926)
Net increase (decrease) in cash and cash equivalents	$(17,855)	$(46,537)

Our net cash provided by (used in) operating activities for the six months ended February 28, 2015 and 2014 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2015	February 28, 2014	2015 to 2014
Net income	$45,482	$49,710	$(4,228)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	16,433	13,793	2,640
(Gain) loss on sale of property and equipment	363	188	175
Deferred income taxes	2,478	1,857	621
Stock-based compensation expenses	1,883	1,976	(93)
Other non-cash operating activities	(17)	2	(19)
Net non-cash related expenses	21,140	17,816	3,324
Net income from operating activities reconciled for non-cash operating activities	66,622	67,526	(904)
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(7,836)	(12,839)	5,003
Changes in merchandise inventories	(54,873)	(19,058)	(35,815)
Changes in accounts payable	8,031	81	7,950
Net cash provided by (used in) operating activities	$11,944	$35,710	$(23,766)

Net income from operating activities reconciled for non-cash operating activities decreased $(904,000) for the six months ended February 28, 2015 over the same period last year. This was primarily a result of a a year-on-year decrease in net income of approximately $4.2 million, as explained within the comparison of the six months ended February 28, 2015, offset by increases in non-cash adjustments of approximately $3.3 million.  Increase in non-cash adjustments were primarily driven by increases in depreciation expense for approximately $2.6 million due to the recent increase in the number of warehouse clubs and the continued ongoing capital improvements to existing warehouse clubs and increases in deferred tax assets during the period for approximately $621,000 resulting from temporary tax timing differences. Changes in operating assets and liabilities not including merchandise generated additional cash from operating activities for approximately $13.0 million. This was primarily a result of the year-on-year increase in trade accounts payable for approximately $8.0 million. As we increased inventory purchases related to the addition of three warehouse clubs opened during the first quarter of fiscal year 2015, and the addition of one warehouse club opened in May of fiscal year 2014, we also increased our leveraging of vendor payment terms, increasing trade accounts receivable. Additionally, we decreased year on year operating assets and liabilities not including accounts payable for approximately $5.0 million. This was a result of our decreases in the growth rate of prepaid expenses and the increase in the growth rate of other current liabilities and deferred membership income. Inventories increased year-on-year by approximately $35.8 million as we added year-on-year four additional warehouse clubs and have increased sales within our existing warehouse clubs.

Our use of cash in investing activities for the six months ended February 28, 2015 and 2014 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2015	February 28, 2014	2015 to 2014
Cash used for additions of property and equipment:
Land acquisitions	$5,599	$17,415	$(11,816)
Deposits for land purchase option agreements	348	850	(502)
Warehouse club expansion, construction, and land improvements	21,264	19,263	2,001
Acquisition of fixtures and equipment	15,297	21,418	(6,121)
Proceeds from disposals of property and equipment	(40)	(42)	2
Capital contribution to joint ventures	1,360	750	610
Net cash flows used by (provided in) investing activities	$43,828	$59,654	$(15,826)

Net cash used in investing activities decreased in the first six months of fiscal year 2015 compared to fiscal year 2014 by approximately $(15.8) million primarily due to a decrease in cash expended for the purchase of land compared to a year ago. During fiscal year 2014, we purchased land for the construction of warehouse clubs in Pereira, Colombia and in the city of Medellin, Colombia. During the first six months of fiscal year 2015, we acquired one new site in Panama City, Panama ("La Chorrera", Costa Verde).

Expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the three completed warehouse clubs in Colombia and the warehouse club currently under construction in Panama as well as normal ongoing capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  We incur approximately $30.0 million annually in normal capital expenditures for ongoing replacement of equipment and building and leasehold improvements. We have either commitments or plans for capital spending during the remainder of fiscal year 2015 for a previously announced new warehouse club construction of approximately $4.5 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into land purchase option agreements that have not been recorded as commitments as of February 28, 2015 for which we have recorded within the balance sheet approximately $1.6 million in restricted cash deposits and prepaid expenses. The land purchase option agreements can be canceled at our sole option with the amounts deposited subject to forfeiture.  We do not have a timetable of when or if we will exercise these land purchase options because they remain subject to our due diligence review. Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreements are all exercised, the cash use would be approximately $21.4 million.

Net cash provided, (used in) financing activities for the six months ended February 28, 2015 and 2014 is summarized below:

	Six Months Ended		Increase/ (Decrease)
	February 28, 2015	February 28, 2014	2015 to 2014
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$27,709	$(4,012)	$31,721
Cash dividend payments	(10,564)	(10,570)	6
Proceeds from exercise of stock options and the tax benefit related to stock options	1,506	1,463	43
Purchase of treasury stock related to vesting of restricted stock	(4,441)	(4,548)	107
Net cash provided by (used in) financing activities	$14,210	$(17,667)	$31,877

Net cash provided by loan activities increased approximately $31.7 million over the same period in fiscal year 2014 as we received cash from four additional loans entered into by our Panama, Honduras, Trinidad and Colombia subsidiaries for approximately $10.0 million, $8.3 million, $3.6 million and $15.0 million respectively. We received additional cash from increases in short term borrowings within our Colombia subsidiary for approximately $4.5 million. Additionally, $2.9 million in restricted cash was released back to us due to the repayment of one of the loans within our Honduras subsidiary. These increases were offset by repayments of long-term loans of approximately $3.3 million and $5.0 million by our Honduras subsidiary and $3.2 million by our Trinidad subsidiary, and regularly scheduled loan payments of $5.1 million. For the same period last year, we decreased borrowings by the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York and regularly scheduled loan payments during the period of approximately $3.9 million. These uses of cash in financing activities were offset by the addition of cash provided by financing activities from the release of approximately $8.0 million in restricted cash upon repayment of the long-term loan in Colombia.

    Dividends were declared by the Company's Board of Directors during the first six months of fiscal year 2015. The following table summarizes the dividends declared and paid during fiscal year 2015 and 2014.

		First Payment				Second Payment
Declared	Amount	Record Date	Date Paid	Date Payable	Amount	Record Date	Date Paid	Date Payable	Amount
2/4/15	$0.70	2/13/15	2/27/15	N/A	$0.35	8/14/15	N/A	8/31/15	$0.35
1/23/14	$0.70	2/14/14	2/28/14	N/A	$0.35	8/15/14	8/29/14	N/A	$0.35

We anticipate the ongoing payment of semi-annual dividends in subsequent periods, although the actual declaration of future dividends, the amount of such dividends, and the establishment of record and payment dates is subject to final determination by the Board of Directors at its discretion after its review of the Company’s financial performance and anticipated capital requirements.

Financing Activities

On February 18, 2015 the Company's Honduras subsidiary paid down a loan entered into in March 2010. The loan agreement was with Banco Del Pais, S.A. for a loan based in Honduran Lempiras that was equivalent to approximately U.S. $6.0 million, which was scheduled to be paid over five years.   The Company’s Honduras subsidiary also had an agreement with Banco Del Pais to open and maintain a certificate of deposit as collateral for this loan.  The certificate of deposit was automatically renewable by Banco Del Pais on an annual basis for the net amortized outstanding balance.  The net amortized outstanding balance for the loan on the date of the loan pay down was approximately $87,000. The certificate of deposit released at the date of payment was approximately $2.9 million.

On January 29, 2015, the Company's Trinidad subsidiary entered into a loan agreement with Citibank, Limited. The agreement establishes a credit facility for $23.0 million Trinidad and Tobago Dollars (approximately $3.6 million U.S. dollars) with a fixed interest rate of 4.45%. The loan term is for four years with monthly interest and quarterly principal payments. The loan was funded on February 18, 2015.

On December 4, 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%. The loan term is for five years with quarterly interest and principal payments. The loan was funded on December 4, 2014. On December 10, 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of $15.0 million related to this loan. The cross-currency interest rate swap agreement converts the Colombian subsidiary's U.S. dollar denominated principal and floating interest payments on the first $7.9 million of the total $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years (effective date of December 4, 2014 through December 3, 2019). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September, and December beginning on March 4, 2015.

On November 28, 2014, our Panama subsidiary drew down the final $10.0 million available against the credit facility established on March 31, 2014 under a loan agreement with The Bank of Nova Scotia. That agreement established a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. During April 2014, we drew down $24.0 million of the $34.0 million facility and repaid borrowings due to MetroBank, S.A. of $3.2 million. On December 9, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of $10.0 million related to this loan. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first $5.0 million of the total $10.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. Under the interest rate swap agreement, the Company will receive variable interest based on the 30-day LIBOR rate plus 3.5% on a monthly amortizing notional amount of $10.0 million and pay fixed interest of 5.159% for a term of approximately five years (effective date of November 28, 2014 through November 29, 2019). The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 28th day of each month beginning on December 29, 2014.
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
On August 29, 2014, our El Salvador subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility for $4.2 million with a variable interest rate of 30-day LIBOR plus 3.5%. The loan term is for five years with monthly interest and principal payments. This loan is secured by assets of our El Salvador subsidiary. On December 16, 2014, the Company's El Salvador subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of $4.0 million related to this loan. The interest rate swap agreement converts the El Salvador subsidiary's floating interest payments of the $4.0 million long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of $4.0 million and pay fixed interest of 4.78% for a term of approximately five years (effective date of December 1, 2014 through August 29, 2019). The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 29th day of each month beginning on December 29, 2014. The hedged loan was funded on August 29, 2014.
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
On March 31, 2014, our Panama subsidiary entered into a loan agreement with The Bank of Nova Scotia. The agreement establishes a credit facility of $34.0 million at a variable interest rate of 30-day LIBOR plus 3.5% for a five year term, monthly principal and interest payments, and a $17.0 million principal payment due at maturity. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. The loan is secured by assets of our Panama subsidiary. The purpose of the loan is to repay borrowings due to MetroBank, S.A. of $3.2 million and to fund our warehouse club expansion plans. During April 2014, we drew down $24.0 million of the $34.0 million facility and repaid the borrowings due to MetroBank, S.A. of $3.2 million. On May 22, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of approximately $19.8 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first $10.0 million of our initial $20.0 million borrowing under the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of approximately $19.8 million. Additionally, on May 22, 2014, the Company's Panama subsidiary entered into another interest rate swap agreement with the Bank of Nova Scotia for a notional amount of approximately $4.0 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the first $2.0 million of the next $4.0 million borrowing under the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of approximately $4.0 million. As changes in interest rates impact the future cash flows of the interest payments on the loans, the hedges are intended to offset changes in cash flows attributable to variable interest rate movements. The Panama Subsidiary pays fixed interest of 4.98% for a term of approximately five years (effective date of May 5, 2014 through April 4, 2019) on both interest rate swap agreements. The LIBOR reset dates for the hedged long-term debt and the interest rate swap agreements occur on the 4th day of each month beginning on June 4, 2014.
On March 31, 2014, our Panama subsidiary entered into a loan renewal agreement with The Bank of Nova Scotia renewing for an additional five years a 5.5% fixed rate loan originally entered into on August 21, 2009. The balance on the loan as of August 21, 2014 was $5.0 million. The renewal agreement became effective on August 21, 2014. The renewal agreement establishes a credit facility of $5.0 million at a variable interest rate of 30-day LIBOR plus 3.5%, for a five year term, with monthly principal and interest payments. The facility provides a five year renewal option upon approval of the Bank of Nova Scotia. On August 1, 2014, the Company's Panama subsidiary entered into an interest rate swap agreement with the Bank of Nova Scotia for a notional amount of $5.0 million. The interest rate swap agreement converts the Panama subsidiary's floating interest payments on the long-term monthly amortizing debt with the Bank of Nova Scotia to fixed interest payments during the life of the hedging instrument. As changes in interest rates impact the future cash flows of loan interest payments, the hedge is intended to offset changes in cash flows attributable to variable interest rate movements. Under the interest rate swap agreement, the Company will receive variable interest based on the 1-month LIBOR rate plus 3.5% on a monthly amortizing notional amount of $5.0 million and pay fixed interest of 4.89% for a term of approximately five years (effective date of August 21, 2014 through August 21, 2019). The LIBOR reset dates for the hedged long-term debt and the interest rate swap occur on the 21st day of each month beginning on September 22, 2014.
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
On November 3, 2013, we paid down $8.0 million of the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York. The original agreement established a loan facility for $16.0 million to be disbursed in two tranches of $8.0 million each; however, we did not draw down the second tranche.  The interest rate was set at the six-month LIBOR rate plus 2.4%.  The loan term was for five years with interest only payments and a balloon payment at maturity.  The loan facility was renewable for an additional five-year period at the option of our Colombia subsidiary, but if we did not draw on the facility or pay off the loan, the facility would terminate. We have repaid this loan, and this loan facility has terminated.  This loan was secured by a time deposit pledged by us equal to the amount outstanding on the loan.   The secured time deposit of $8.0 million pledged by us was released on November 3, 2013.

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

In addition, we are exposed to foreign currency and interest rate cash flow exposure related to non-functional currency long-term debt of two of our wholly owned subsidiaries. To manage foreign currency and interest rate cash flow exposure, these subsidiaries enter into cross-currency interest rate swaps that convert their U.S. dollar denominated floating interest payments to functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedges are intended to offset changes in cash flows attributable to interest rate and foreign exchange movements.

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

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the six months ended February 28, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

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

Derivative designated as cash flow	February 28, 2015		August 31, 2014
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)	Prepaid expenses and current assets	$—	Prepaid expenses and current assets	$495
Cross currency interest rate swaps(1)	Other non-current assets	6,996	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(340)	Other long-term liabilities	—
Cross currency interest rate swaps(3)	Other long-term liabilities	(246)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$6,410		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(4.9) million and $(917,000) net of tax as of February 28, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(2.1) million and $(548,000) as of February 28, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $254,000 and $(94,000) net of tax as of February 28, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset / (liability) amount with an offset to other comprehensive income - tax of $86,000 and $(31,000) as of February 28, 2015 and August 31, 2014, respectively.

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $172,000 and $0 net of tax as of February 28, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $74,000 and $0 as of February 28, 2015 and August 31, 2014, respectively.

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

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	February 28, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,064	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$1,064		$(14)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by our those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
February 28, 2015	$59,387	$4,470	$380	$54,537	5.86%
August 31, 2014	$61,869	$—	$436	$61,433	N/A

As of February 28, 2015 we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2015 and August 31, 2014, we were in compliance with respect to these covenants.
The following table provides the changes in our long-term debt for the six months ended February 28, 2015:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	1,600	6,750	8,350
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd.	(900)	(2,325)	(3,225)
Regularly scheduled loan payments	(579)	(4,567)	(5,146)
Reclassifications of long-term debt	2,850	(2,850)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (2)	(147)	(6,491)	(6,638)
Balances as of February 28, 2015	$14,792	$90,328	$105,120	(3)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(3)	The carrying amount cash assets assigned as collateral for this total was $24.0 million and the carrying amount on non-cash assets assigned as collateral for this total was $103.5 million.

As of February 28, 2015, we had approximately $78.3 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of February 28, 2015 the Company was in compliance with all covenants, amended covenants.

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

The following table summarizes the shares repurchased during fiscal years 2015 and 2014:

	Six Months Ended February 28,
	2015	2014
Shares repurchased	49,931	48,291
Cost of repurchase of shares (in thousands)	$4,441	$4,548

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of August 31:

	Six Months Ended February 28,
	2015	2014
Reissued treasury shares	—	—

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

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of February 28, 2015, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on February 28, 2015 and August 31, 2014. However, during the fiscal year 2014, we were required to make payments of $4.2 million to the governments in two countries with respect to various income tax cases that we are currently appealing, but we believe we will eventually prevail. These amounts have been recorded in the balance sheet as other non-current assets, as we consider these a payment on account and expect to get a refund thereof upon eventually prevailing on these cases, but we are unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.6 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the respective governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. We together with our tax and legal advisers are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is recent favorable jurisprudence, the government has recently begun an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.3 million and $5.7 million as of February 28, 2015 and August 31, 2014, respectively. In another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on factor of sales rather than income. This will likely result in our having to make income tax payments substantially in excess of those due based on taxable income. The current rules (which we have appealed) do not allow us to obtain a refund or offset this excess income tax against other taxes. Due to the timing of these rules, as of February 28, 2015, the Company currently has an outstanding income tax receivable of $178,000 in this country; and there were deferred tax assets of approximately $1.1 million outstanding as of that date. We have not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at February 28, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. At February 28, 2015, the fair value of our derivative financial instruments designated as cash flow hedges have increased approximately $3.5 million, net of tax since August 31, 2014, primarily due to a devaluation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the six months ended February 28, 2015. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $(22.6) million net loss for the six months ended February 28, 2015 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).
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
During the six months ended February 28, 2015, the Colombian peso depreciated 29.0% relative to the U.S. dollar.  The impact of this depreciation had a material impact on the Company’s consolidated results due to the high level of U.S. dollar denominated inter-company liabilities held by its Colombian subsidiary. These U.S. dollar denominated inter-company liabilities were greater than what we would expect from normal operations because of the impact of the subsidiary’s initial acquisition of merchandise to stock the three new warehouse clubs opened in October and November 2014.  Other subsidiaries that had greater U.S. dollar denominated cash and cash equivalents (including restricted cash) than their U.S. dollar denominated liabilities did not experience similar depreciation in their markets and therefore did not counterbalance the impact of the depreciation in Colombia.  Although we cannot predict future changes in exchange rates, we believe that we will be less susceptible to such fluctuations in future periods because the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities have been paid down to a normalized level.
The following table summarizes the amounts recorded for the three and six month period ending February 28, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Currency gain (loss)	$(1,659)	$712	$(4,291)	$1,023

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
 Available Information

The PriceSmart, Inc. website or internet address is www.pricesmart.com. On this website the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, and the annual report to the security holders as soon as reasonably practicable after electronically filing such material with or furnishing it to the U.S. Securities and Exchange Commission (SEC). The Company’s SEC reports can be accessed through the investor relations section of its website under “SEC Filings.” All of the Company’s filings with the SEC may also be obtained at the SEC’s Public Reference Room at Room 1580, 100 F Street NE, Washington, DC 20549. For information regarding the operation of the SEC’s Public Reference Room, please contact the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  The Company made available its annual report on Form 10-K and its annual Proxy Statement for the fiscal year 2014 at the internet address http://materials.proxyvote.com/741511.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended February 28, 2015, the Company repurchased a total of 49,931 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2015. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
December 1, 2014 - December 31, 2014	—	$—	—	N/A
January 1, 2015 - January 31, 2015	49,931	88.95	—	N/A
February 1, 2015 - February 28, 2015	—	—	—	N/A
Total	49,931	$88.95	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Fifth Amendment to Employment Agreement between the Company and John Heffner, dated January 1, 2015.

10.2	Sixteenth Amendment to Employment Agreement between the Company and William Naylon, dated January 1, 2015.

10.3	Twenty-Fifth Amendment to Employment Agreement between the Company and John Hildebrandt, dated January 1, 2015.

10.4	Twenty-Fifth Amendment to Employment Agreement between the Company and Jose Luis Laparte, dated January 1, 2015.

10.5	Twenty-Seventh Amendment to Employment Agreement between the Company and Brud Drachman, dated January 1, 2015.

10.6	Twenty-Ninth Amendment to Employment Agreement between the Company and Thomas Martin, dated January 1, 2015.

10.7	Thirty-Fifth Amendment to Employment Agreement between the Company and Robert M. Gans, Dated January 1, 2015.

10.8	Fourth Amendment to Lease (Expansion) between the Company and CREA Centrewest LP, dated January 29, 2015.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	April 9, 2015	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 9, 2015	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)