Form 10-Q
period 2015-05-31
PRICESMART INC
filed 2015-07-09
CIK 1041803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended May 31, 2015
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
 The registrant had 30,182,249 shares of its common stock, par value $0.0001 per share, outstanding at June 30, 2015.

PRICESMART, INC.

INDEX TO FORM 10-Q

i

 PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PriceSmart, Inc.’s (“PriceSmart,” "we" or the “Company”) unaudited consolidated balance sheet as of May 31, 2015 and the consolidated balance sheet as of August 31, 2014, the unaudited consolidated statements of income for the three and nine months ended May 31, 2015 and 2014, the unaudited consolidated statements of comprehensive income for the three and nine months ended May 31, 2015 and 2014, the unaudited consolidated statements of equity for the nine months ended May 31, 2015 and 2014, and the unaudited consolidated statements of cash flows for the nine months ended May 31, 2015 and 2014, are included herein. Also included herein are the notes to the unaudited consolidated financial statements.

PRICESMART, INC.
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$145,593	$137,098
Short-term restricted cash	16,249	2,353
Receivables, net of allowance for doubtful accounts of $2 and $0 as of May 31, 2015 and August 31, 2014, respectively	8,261	7,910
Merchandise inventories	266,184	226,383
Deferred tax assets – current	7,520	6,177
Prepaid expenses and other current assets (includes $4,425 and $495 as of May 31, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments)	31,055	17,260
Total current assets	474,862	397,181
Long-term restricted cash	9,489	27,013
Property and equipment, net	442,723	426,325
Goodwill	35,965	36,108
Deferred tax assets – long term	7,178	11,825
Other non-current assets (includes $3,736 and $1,095 as of May 31, 2015 and August 31, 2014, respectively, for the fair value of derivative instruments)	35,651	30,755
Investment in unconsolidated affiliates	10,315	8,863
Total Assets	$1,016,183	$938,070
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	240,426	223,559
Accrued salaries and benefits	18,767	17,799
Deferred membership income	21,244	17,932
Income taxes payable	8,769	7,718
Other accrued expenses (includes $0 and $14 as of May 31, 2015 and August 31, 2014, respectively, for the fair value of foreign currency forward contracts)	27,916	21,030
Dividends payable	10,564	—
Long-term debt, current portion	26,956	11,848
Deferred tax liability – current	130	157
Total current liabilities	354,772	300,043
Deferred tax liability – long-term	2,458	2,290
Long-term portion of deferred rent	6,374	5,591
Long-term income taxes payable, net of current portion	1,406	1,918
Long-term debt, net of current portion	74,852	79,591
Other long-term liabilities (includes $1,497 and $0 for the fair value of derivative instruments and $389 and $372 for the defined benefit plan as of May 31, 2015 and August 31, 2014, respectively)	1,886	372
Total liabilities	441,748	389,805
Equity:
Common stock, $0.0001 par value, 45,000,000 shares authorized; 30,969,402 and 30,950,701 shares issued and 30,177,979 and 30,209,917 shares outstanding (net of treasury shares) as of May 31, 2015 and August 31, 2014, respectively	3	3
Preferred stock $0.0001 par value; 2,000,000 shares authorized; no shares issued and outstanding as of May 31, 2015 and August 31, 2014	—	—
Additional paid-in capital	401,821	397,150
Tax benefit from stock-based compensation	10,725	9,505
Accumulated other comprehensive loss	(70,056)	(49,286)
Retained earnings	261,162	215,613
Less: treasury stock at cost; 791,423 and 740,784 shares as of May 31, 2015 and August 31, 2014, respectively	(29,220)	(24,720)
Total equity	574,435	548,265
Total Liabilities and Equity	$1,016,183	$938,070
See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Net warehouse club sales	$675,314	$597,885	$2,043,849	$1,844,746
Export sales	9,465	6,577	24,126	19,062
Membership income	11,189	9,552	32,202	28,301
Other income	1,135	1,023	3,244	2,903
Total revenues	697,103	615,037	2,103,421	1,895,012
Operating expenses:
Cost of goods sold:
Net warehouse club	578,868	509,684	1,743,772	1,575,623
Export	8,992	6,246	22,953	18,110
Selling, general and administrative:
Warehouse club operations	60,754	53,617	179,006	158,592
General and administrative	14,214	12,604	41,681	37,065
Pre-opening expenses	33	1,125	3,411	1,939
Loss/(gain) on disposal of assets	724	558	1,087	746
Total operating expenses	663,585	583,834	1,991,910	1,792,075
Operating income	33,518	31,203	111,511	102,937
Other income (expense):
Interest income	283	202	813	576
Interest expense	(1,615)	(1,043)	(4,759)	(2,967)
Other income (expense), net	(311)	489	(4,602)	1,512
Total other income (expense)	(1,643)	(352)	(8,548)	(879)
Income before provision for income taxes and income (loss) of unconsolidated affiliates	31,875	30,851	102,963	102,058
Provision for income taxes	(10,750)	(9,534)	(36,378)	(31,035)
Income (loss) of unconsolidated affiliates	70	3	92	7
Net income	21,195	$21,320	$66,677	71,030
Net income per share available for distribution:
Basic net income per share	$0.70	$0.70	$2.20	$2.35
Diluted net income per share	$0.70	$0.70	$2.20	$2.34
Shares used in per share computations:
Basic	29,883	29,784	29,834	29,733
Diluted	29,888	29,792	29,841	29,743
Dividends per share	$—	$—	$0.70	$0.70

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$21,195	$21,320	$66,677	$71,030
Other Comprehensive Income, net of tax:
Foreign currency translation adjustments (1)	$(1,684)	$3,929	$(24,241)	$(8,443)
Defined benefit pension plan:
Net gain (loss) arising during period	(11)	5	(35)	16
Total defined benefit pension plan	(11)	5	(35)	16
Unrealized gains/(losses) on change in fair value of interest rate swaps(2)	38	(1,343)	3,506	(421)
Other comprehensive income (loss)	(1,657)	2,591	(20,770)	(8,848)
Comprehensive income	$19,538	$23,911	$45,907	$62,182

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

(2) See Note 9 - Derivative Instruments and Hedging Activities.

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Tax Benefit From Stock Based Compen-sation	Accumulated Other Compre-hensive Income(Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount					Shares	Amount	Equity
Balance at August 31, 2013	30,924	$3	$390,581	$8,016	$(41,475)	$143,871	690	$(19,947)	$481,049
Purchase of treasury stock	—	—	—	—	—	—	49	(4,601)	(4,601)
Issuance of restricted stock award	20	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(1)	—	—	—	—	—	—	—	—
Exercise of stock options	5	—	118	—	—	—	—	—	118
Stock-based compensation	—	—	4,870	1,473	—	—	—	—	6,343
Dividend paid to stockholders	—	—	—	—	—	(10,570)	—	—	(10,570)
Dividend payable to stockholders	—	—	—	—	—	(10,593)	—	—	(10,593)
Net income	—	—	—	—	—	71,030	—	—	71,030
Other comprehensive income (loss)	—	—	—	—	(8,848)	—	—	—	(8,848)
Balance at May 31, 2014	30,948	$3	$395,569	$9,489	$(50,323)	$193,738	739	$(24,548)	$523,928

Balance at August 31, 2014	30,951	$3	$397,150	$9,505	$(49,286)	$215,613	741	$(24,720)	$548,265
Purchase of treasury stock	—	—	—	—	—	—	50	(4,500)	(4,500)
Issuance of restricted stock award	25	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	(9)	—	—	—	—	—	—	—	—
Exercise of stock options	3	—	49	—	—	—	—	—	49
Stock-based compensation	—	—	4,622	1,220	—	—	—	—	5,842
Dividend paid to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Dividend payable to stockholders	—	—	—	—	—	(10,564)	—	—	(10,564)
Net income	—	—	—	—	—	66,677	—	—	66,677
Other comprehensive income (loss)	—	—	—	—	(20,770)	—	—	—	(20,770)
Balance at May 31, 2015	30,970	$3	$401,821	$10,725	$(70,056)	$261,162	791	$(29,220)	$574,435

See accompanying notes.

PRICESMART, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED—AMOUNTS IN THOUSANDS)

	Nine Months Ended May 31,
	2015	2014
Operating Activities:
Net income	$66,677	$71,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,173	20,932
Allowance for doubtful accounts	2	6
(Gain)/loss on sale of property and equipment	1,087	746
Deferred income taxes	3,388	1,869
Excess tax benefit on stock-based compensation	(1,220)	(1,473)
Equity in (gains) of unconsolidated affiliates	(92)	(7)
Stock-based compensation	4,622	4,870
Change in operating assets and liabilities:
Change in receivables, prepaid expenses and other current assets, accrued salaries and benefits, deferred membership income and other accruals	(9,101)	(11,246)
Merchandise inventories	(39,801)	(13,280)
Accounts payable	15,003	2,746
Net cash provided by (used in) operating activities	65,738	76,193
Investing Activities:
Additions to property and equipment	(63,041)	(82,774)
Deposits for land purchase option agreements	903	(850)
Proceeds from disposal of property and equipment	67	78
Investment in joint ventures	(1,360)	(750)
Net cash provided by (used in) investing activities	(63,431)	(84,296)
Financing Activities:
Proceeds from bank borrowings	45,477	37,734
Repayment of bank borrowings	(27,783)	(17,390)
Cash dividend payments	(10,564)	(10,570)
Release of restricted cash	2,920	8,000
Excess tax benefit on stock-based compensation	1,220	1,473
Purchase of treasury stock	(4,500)	(4,601)
Proceeds from exercise of stock options	49	118
Net cash provided by (used in) financing activities	6,819	14,764
Effect of exchange rate changes on cash and cash equivalents	(631)	(4,776)
Net increase (decrease) in cash and cash equivalents	8,495	1,885
Cash and cash equivalents at beginning of period	137,098	121,874
Cash and cash equivalents at end of period	$145,593	$123,759

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,391	$2,508
Income taxes	$33,583	$33,308
Supplemental non-cash item:
Dividends declared but not paid	$10,564	$10,593

PRICESMART, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
May 31, 2015

NOTE 1 – COMPANY OVERVIEW AND BASIS OF PRESENTATION

PriceSmart, Inc.’s (“PriceSmart” or the “Company”) business consists primarily of international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States.  As of May 31, 2015, the Company had 36 consolidated warehouse clubs in operation in 12 countries and one U.S. territory (six in Costa Rica and Colombia; four in Panama and Trinidad; three in Guatemala, Honduras and the Dominican Republic; two in El Salvador; and one each in Aruba, Barbados, Jamaica, Nicaragua and the United States Virgin Islands), of which the Company owns 100% of the corresponding legal entities (see Note 2 - Summary of Significant Accounting Policies). During October 2013, the Company opened its sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, the Company opened its third warehouse club in Honduras in Tegucigalpa, the Company's second in the capital city. In January 2014, the Company acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. The Company built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, the Company acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which the Company opened its fifth PriceSmart warehouse club in Panama in June 2015. In April 2015, the Company acquired land in Managua, Nicaragua on which the Company's second warehouse club in Nicaragua is scheduled to open late in 2015. The Company continues to explore other potential sites for future warehouse clubs in Central America, the Caribbean and Colombia. The warehouse club sales and membership sign-ups experienced with the opening of the warehouse clubs in Colombia have reinforced the Company's belief that there could be a market for additional PriceSmart warehouse clubs in other Colombian cities.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The interim consolidated financial statements of the Company included herein include the assets, liabilities and results of operations of the Company’s wholly owned subsidiaries and the Company's investment in, and the Company's share of the income (loss) of, joint ventures recorded under the equity method.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC and reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of the results for the full year. As of May 31, 2015, all of the Company's subsidiaries were wholly owned. Additionally, the Company's ownership interest in real estate development joint ventures as of May 31, 2015 is listed below:

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash –   The changes in restricted cash are disclosed within the consolidated statement of cash flows based on the nature of the restriction. The following table summarizes the restricted cash reported by the Company (in thousands):

	May 31, 2015	August 31, 2014
Short-term restricted cash:
Restricted cash for Honduras loan	$—	$1,200
Restricted cash for land purchase option agreements	192	1,095
Restricted cash for Colombia bank loans	16,000	—
Other short-term restricted cash (1)	57	58
Total short-term restricted cash	$16,249	$2,353

Long-term restricted cash:
Restricted cash for Honduras loan	$—	$1,720
Restricted cash for Colombia bank loans	8,000	24,000
Other long-term restricted cash (1)	1,489	1,293
Total long-term restricted cash	$9,489	$27,013

Total restricted cash	$25,738	$29,366

(1)	Other short-term and long-term restricted cash consists mainly of cash deposits held within banking institutions in compliance with federal regulatory requirements in Costa Rica and Panama.

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

In most countries where the Company operates, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. The Company, together with its tax and legal advisers, is currently appealing these interpretations in court and expects to prevail. In one of these countries, where there is recent favorable jurisprudence, the government recently performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. The balance of the VAT receivable in these countries was $6.3 million and $5.7 million as of May 31, 2015 and August 31, 2014, respectively. In another country in which we have warehouse clubs, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a factor of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those it would expect to pay based on taxable income. The current rules (which the Company has appealed) do not allow the Company to obtain a refund or offset this excess income tax against other taxes. As of May 31, 2015, the Company currently has an outstanding income tax receivable of $509,000 in this country; and there were deferred tax assets of approximately $1.4 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it has a more likely than not chance to succeed in its appeal on the matter.

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

The following table summarizes the VAT receivables reported by the Company (in thousands):

	May 31, 2015	August 31, 2014
Prepaid expenses and other current assets	$5,632	$3,565
Other non-current assets	18,494	17,115
Total amount of VAT receivable reported	$24,126	$20,680

The following table summarizes the Income tax receivables reported by the Company (in thousands):

	May 31, 2015	August 31, 2014
Prepaid expenses and other current assets	$3,339	$1,916
Other non-current assets	8,819	7,218
Total amount of income tax receivable reported	$12,158	$9,134

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

Long-term debt: The fair value of debt is generally measured using a discounted cash flow analysis based on current market interest rates for similar types of financial instruments.  These inputs are not quoted prices in active markets but they are either directly or indirectly observable; therefore, they are classified as Level 2 inputs. The carrying value and fair value of the Company’s debt as of May 31, 2015 and August 31, 2014 is as follows (in thousands):

	May 31, 2015		August 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$101,808	$103,047	$91,439	$92,893

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

Cash Flow Instruments. The Company is a party to receive floating interest rate, pay fixed-rate interest rate swaps to hedge the interest rate risk of certain U.S. dollar denominated debt within its international subsidiaries. The swaps are designated as cash flow hedges of interest expense risk.  These instruments are considered effective hedges and are recorded using hedge accounting.  The Company is also a party to receive variable interest rate, pay fixed interest rate cross-currency interest rate swaps to hedge the interest rate and currency exposure associated with the expected payments of principal and interest of U.S. denominated debt within its international subsidiaries whose functional currency is other than the U.S dollar. The swaps are designated as cash flow hedges of the currency risk related to payments on the U.S. denominated debt.  These instruments are also considered to be effective hedges and are recorded using hedge accounting.  Under cash flow hedging, the effective portion of the fair value of the derivative, calculated as the net present value of the future cash flows, is deferred on the consolidated balance sheets in accumulated other comprehensive loss. If any portion of an interest rate swap is determined to be an ineffective hedge, the gains or losses from changes in fair value would be recorded directly in the consolidated statements of income. Amounts recorded in accumulated other comprehensive loss are released to earnings in the same period that the hedged transaction impacts consolidated earnings. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of interest rate swaps and cross-currency interest rate swaps as of May 31, 2015 and August 31, 2014.

Fair Value Instruments. The Company is exposed to foreign-currency exchange rate fluctuations in the normal course of business. The Company is also exposed to foreign-currency exchange rate fluctuations on U.S. dollar denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar.  The Company manages these fluctuations, in part, through the use of non-deliverable forward foreign-exchange contracts that are intended to offset changes in cash flow attributable to currency exchange movements.  The contracts are intended primarily to economically address exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. Currently, these contracts are treated for accounting purposes as fair value instruments and do not qualify for derivative hedge accounting, and as such the Company does not apply derivative hedge accounting to record these transactions. As a result, these contracts are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. The Company seeks to mitigate foreign-currency exchange-rate risk with the use of these contracts and does not intend to engage in speculative transactions. These contracts do not contain any credit-risk-related contingent features and are limited to less than one year in duration. See Note 9 - Derivative Instruments and Hedging Activities for information on the fair value of open, unsettled forward foreign-exchange contracts as of May 31, 2015 and August 31, 2014.

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2015 and August 31, 2014 (in thousands) for derivatives that qualify for hedge accounting:

Assets and Liabilities as of May 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$4,425	$—	$4,425
Other non-current assets - (Cross-currency interest rate swaps)	—	3,736	—	3,736
Other long-term liabilities – (Interest rate swaps)	—	(419)	—	(419)
Other long-term liabilities – (Cross-currency interest rate swaps)	—	(1,078)	—	(1,078)
Total	$—	$6,664	$—	$6,664

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Cross-currency interest rate swaps)	$—	$495	$—	$495
Other non-current assets - (Cross-currency interest rate swaps)	—	970	—	970
Other non-current assets - (Interest rate swaps)	—	125	—	125
Other long-term liabilities – (Interest rate swaps)	—	—	—	—
Other long-term liabilities – (Cross-currency interest rate swaps)	—	—	—	—
Total	$—	$1,590	$—	$1,590

The following tables summarize financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of May 31, 2015 and August 31, 2014 (in thousands) for derivatives that do not qualify for hedge accounting:

Assets and Liabilities as of May 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	—	—	—
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$—	$—	$—

Assets and Liabilities as of August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Prepaid expenses and other current assets (Foreign currency forward contracts)	$—	$—	$—	$—
Other accrued expenses (Foreign currency forward contracts)	—	(14)	—	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting	$—	$(14)	$—	$(14)

Goodwill – The table below presents goodwill resulting from certain business combinations as of May 31, 2015 and August 31, 2014 (in thousands).  The change in goodwill is a result of foreign exchange translation losses.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2015	August 31, 2014	Change
Goodwill	$35,965	$36,108	$(143)

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

Insurance Reimbursements- Receipts from insurance reimbursements up to the amount of the losses recognized are considered recoveries. These recoveries are accounted for when they are probable of receipt. Insurance recoveries are not recognized prior to the recognition of the related cost.  Anticipated proceeds in excess of the amount of loss recognized are considered a gains and are subject to gain contingency guidance. Anticipated proceeds in excess of a loss recognized in the financial statements are not be recognized until all contingencies related to the insurance claim are resolved.

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vendor consideration consists primarily of volume rebates, time-limited product promotions, slotting fees, demonstration reimbursements and prompt payment discounts. Volume rebates that are not threshold-based are incorporated into the unit cost of merchandise reducing the inventory cost and cost of goods sold. Volume rebates that are threshold-based are recorded as a reduction to cost of goods sold when the Company achieves established purchase levels that are confirmed by the vendor in writing or upon receipt of funds. On a quarterly basis, the Company calculates the amount of rebates recorded in cost of goods sold that relates to inventory on hand and this amount is reclassified as a reduction to inventory. Product promotions are generally linked to coupons that provide for reimbursement to the Company from vendor rebates for the product being promoted.  Slotting fees are related to consideration received by the Company from vendors for preferential "end cap" placement of the vendor's products within the warehouse club. Demonstration reimbursements are related to consideration received by the Company from vendors for the in-store promotion of the vendors' products. The Company records the reduction in cost of goods sold on a transactional basis for these programs. Prompt payment discounts are taken in substantially all cases, and therefore, are applied directly to reduce the acquisition cost of the related inventory, with the resulting effect recorded to cost of goods sold when the inventory is sold.

Selling, General and Administrative – Selling, general and administrative costs are comprised primarily of expenses associated with warehouse club operations. Warehouse club operations include the operating costs of the Company's warehouse clubs, including all payroll and related costs, utilities, consumable supplies, repair and maintenance, rent expense, building and equipment depreciation, and bank and credit card processing fees. Also included in selling, general and administrative expenses are the payroll and related costs for the Company's U.S. and regional purchasing and management centers.

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

The following table summarizes the amounts recorded for the three and nine month periods ending May 31, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Currency gain (loss)	$(311)	$489	$(4,602)	$1,512

Income Taxes –The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accrues an amount for its estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority.  An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the consolidated financial statements as appropriate.   There were no material changes in the Company's uncertain income tax positions for the periods ended on May 31, 2015 and August 31, 2014. However, during the fiscal year 2014, the Company was required to make payments of $4.2 million to the governments in two countries with respect to income tax cases that it is currently appealing and believes it will eventually prevail. These amounts have been recorded in the balance sheet as Other non-current assets, as the Company considers this a payment on account and expects to get a refund thereof upon eventually prevailing on these cases, but is unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments. Also, in another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires the Company to pay taxes based on a factor of sales rather than income. As a result, the Company is making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which the Company has appealed) do not allow the Company to obtain a refund or offset this excess income tax against other taxes. As of May 31, 2015, the Company currently has an outstanding income tax receivable of $509,000 in this country; and there were deferred tax assets of approximately $1.4 million outstanding as of that date. The Company has not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes, because the Company believes that it has a more likely than not chance to succeed in its appeal on the matter.

The Company has not provided for U.S. deferred taxes on cumulative non-U.S. undistributed earnings as such earnings are deemed by the Company to be indefinitely reinvested. It is not practicable to determine the U.S. federal income tax liability that would be associated with such earnings because of the complexity of the computation.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a reconciliation of the effective tax rate for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Federal tax provision at statutory rates	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	0.3	0.4	0.3
Differences in foreign tax rates	(5.3)	(7.1)	(5.0)	(5.5)
Permanent items and other adjustments	2.2	4.5	3.1	1.2
Increase (decrease) in foreign valuation allowance	1.5	(1.8)	1.8	(0.6)
Provision for income taxes	33.7%	30.9%	35.3%	30.4%

The variance in the effective tax rate for the three-month period ended on May 31, 2015 compared to the same period of the prior year was primarily attributable to the following factors: (i) the unfavorable impact of 3.8% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (ii) the unfavorable impact of 1.0% due to the relative increase in U.S. taxable income at a higher statutory tax rate compared to tax rates in foreign jurisdictions; (iii) the favorable impact of 1.2% resulting from reversals of income tax liability for uncertain tax positions; and (iv) the non-recurrence of the favorable impact of 0.6% in the prior period from the tax effect of changes in foreign currency value.

The variance in the effective tax rate for the nine-month period ended May 31, 2015 compared to the prior year was primarily attributable to the unfavorable impact of 4.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the non-recurrence of a favorable impact of 0.6% in the prior period from the tax effect of changes in foreign currency value.

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

FASB ASC 350 ASU 2015-05 - Customers accounting for fees paid in a cloud computing arrangement

In April 2015, the FASB issued amended guidance on about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts.

The amendments in this ASU are effective for public entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. Adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Property and equipment consist of the following (in thousands):

	May 31, 2015	August 31, 2014
Land	$135,044	$124,082
Building and improvements	279,245	244,485
Fixtures and equipment	163,629	148,143
Construction in progress	29,055	55,664
Total property and equipment, historical cost	606,973	572,374
Less: accumulated depreciation	(164,250)	(146,049)
Property and equipment, net	$442,723	$426,325

Depreciation and amortization expense (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Depreciation and amortization expense	$8,740	$7,139	$25,173	$20,932

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
Total interest capitalized (in thousands):

	As of May 31, 2015	As of August 31, 2014
Total interest capitalized	$7,064	$6,542

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total interest capitalized (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Interest capitalized	$148	$452	$911	$945

The Company also purchased land in Chia, a city north of Bogota, Colombia for which it recorded other accrued expenses of approximately $8.6 million in May 2015. Payment for this land purchase was made on June 2, 2015. The Company made this land acquisition per the terms of an expiring purchase agreement. The Company has not yet received all permits necessary to begin construction and to operate a warehouse club. As such, the Company does not have a definitive date for when it could construct or open a warehouse club on that site.

The Company also recorded within accounts payable and other accrued expenses approximately $700,000 and $9.8 million, respectively, as of May 31, 2015 and $2.9 million and $1.2 million, respectively, as of August 31, 2014 of liabilities related to the acquisition and/or construction of property and equipment.

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

The following table sets forth the computation of net income per share for the three and nine months ended May 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$21,195	$21,320	$66,677	$71,030
Less: Allocation of income to unvested stockholders	(257)	(348)	(856)	(1,296)
Net earnings available to common stockholders	$20,938	$20,972	$65,821	$69,734
Basic weighted average shares outstanding	29,883	29,784	29,834	29,733
Add dilutive effect of stock options (two-class method)	5	8	7	10
Diluted average shares outstanding	29,888	29,792	29,841	29,743
Basic net income per share	$0.70	$0.70	$2.20	$2.35
Diluted net income per share	$0.70	$0.70	$2.20	$2.34

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

Comprehensive Income and Accumulated Other Comprehensive Loss

The following tables disclose the effects of each component of other comprehensive income (loss), net of tax (in thousands):

	Nine Months Ended May 31, 2015
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2014	$(50,410)	$113	$1,011	$(49,286)
Other comprehensive income (loss)	(24,241)	(35)	3,506	(20,770)
Ending balance, May 31, 2015	$(74,651)	$78	$4,517	$(70,056)

	Nine Months Ended May 31, 2014
	Foreign currency translation adjustments	Defined benefit pension plans	Derivative Instruments	Total
Beginning balance, September 1, 2013	$(42,321)	$(152)	$998	$(41,475)
Other comprehensive income (loss)	(8,443)	16	(421)	(8,848)
Ending balance, May 31, 2014	$(50,764)	$(136)	$577	$(50,323)

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended August 31, 2014
	Foreign currency translation adjustments	Defined benefit pension plans		Derivative Instruments		Total
Beginning balance, September 1, 2013	$(42,321)	$(152)		$998		$(41,475)
Other comprehensive income (loss)	(8,089)	260		101		(7,728)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	(2)	(88)	(1) (3)	(83)
Ending balance, August 31, 2014	$(50,410)	$113		$1,011		$(49,286)

(1)	See Note 9 - Derivative Instruments and Hedging Activities.

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

	May 31, 2015	August 31, 2014
Retained earnings not available for distribution	$4,917	$4,556

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

		Shares available to grant
	Shares authorized for issuance as of October 31, 2014 (including shares originally authorized for issuance under the prior plans)	May 31, 2015	August 31, 2014
2013 Plan	888,353	853,774	821,124

The following table summarizes the components of the stock-based compensation expense (in thousands), which are included in general and administrative expense and warehouse club operations in the consolidated statements of income:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Options granted to directors	$25	$27	$61	$64
Restricted stock awards	929	1,276	3,633	4,059
Restricted stock units	328	246	928	747
Stock-based compensation expense	$1,282	$1,549	$4,622	$4,870

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize other information related to stock-based compensation:

	As of May 31
	2015	2014
Remaining unrecognized compensation cost (in thousands)	$19,005	$26,199
Weighted average period of time over which this cost will be recognized (years)	5	6

	Nine Months Ended May 31,
	2015	2014
Excess tax benefit (deficiency) on stock-based compensation (in thousands)	1,220	1,473

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

	Nine Months Ended May 31,
	2015	2014
Grants outstanding at beginning of period	488,416	623,424
Granted	27,607	12,325
Forfeited	(9,618)	(2,048)
Vested	(142,370)	(140,182)
Grants outstanding at end of period	364,035	493,519

The following table summarizes the weighted average per share grant date fair value for restricted stock awards and units for the period:

	Nine Months Ended May 31,
Weighted Average Grant Date Fair Value	2015	2014
Restricted stock awards and units granted	$89.64	$109.18
Restricted stock awards and units vested	$44.42	$39.47
Restricted stock awards and units forfeited	$64.13	$49.37

The following table summarizes the total fair market value of restricted stock awards and units vested for the period (in thousands):

	Nine Months Ended May 31,
	2015	2014
Total fair market value of restricted stock awards and units vested	$12,624	$13,222

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the vesting dates of restricted stock awards, the Company repurchases shares at the prior day's closing price per share, with the funds used to pay the employees' minimum statutory tax withholding requirements. The Company expects to continue this practice going forward. The following table summarizes this activity during the period:

	Nine Months Ended May 31,
	2015	2014
Shares repurchased	50,639	48,808
Cost of repurchase of shares (in thousands)	$4,500	$4,601

The Company reissues treasury shares as part of its stock-based compensation programs. The following table summarizes the treasury shares reissued:

	Nine Months Ended May 31,
	2015	2014
Reissued treasury shares	—	—

The following table summarizes the stock options outstanding:

	May 31, 2015	August 31, 2014
Stock options outstanding	20,000	23,000

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In evaluating the exposure associated with various non-income tax filing positions, the Company accrues for probable and estimable exposures for non-income tax related tax contingencies.  As of May 31, 2015 and August 31, 2014, the Company had recorded within other accrued expenses a total of $3.1 million for various non-income tax related tax contingencies.

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
Other Commitments

The Company is committed under non-cancelable operating leases for the rental of facilities and land. Future minimum lease commitments for facilities under these leases with an initial term in excess of one year are as follows (in thousands):

Years ended May 31,	Open Locations(1)
2016	$7,175
2017	10,296
2018	10,333
2019	10,234
2020	10,117
Thereafter	100,902
Total	$149,057

(1)
Operating lease obligations have been reduced by approximately $340,000 to reflect sub-lease income. Certain obligations under leasing arrangements are collateralized by the underlying asset being leased.

The Company is also committed to non-cancelable construction services obligations for various warehouse club developments and expansions. As of May 31, 2015 the Company has approximately $14.4 million in contractual obligations for construction services not yet rendered.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into a land purchase option agreement that has not been recorded as a commitment, for which the Company has recorded within the balance sheet approximately $200,000 in restricted cash deposits and prepaid expenses.  The land purchase option agreement can be canceled at the sole option of the Company.  The Company does not have a time table of when or if it will exercise this land purchase option, due to the uncertainty related to the completion of the Company's due diligence review. The Company's due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreement is exercised, the cash use would be approximately $8.1 million.

See Note 10 - Unconsolidated Affiliates for a description of additional capital contributions that may be required in connection with joint ventures to develop commercial centers adjacent to PriceSmart warehouse clubs in Panama and Costa Rica.

The Company contracts for distribution center services in Mexico.  The contract for this distribution center's services was renewed on December 31, 2014 for an additional three years, with the applicable fees and rates to be reviewed at the beginning of each calendar year. Future minimum service commitments related to this contract through the end of the contract term is approximately $373,000.

NOTE 8 – DEBT

Short-term borrowings consist of lines of credit which are secured by certain assets of the Company and its subsidiaries and in some cases are guaranteed by the Company as summarized below (in thousands):

		Facilities Used
	Total Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2015	$59,237	$—	$363	$58,874	N/A
August 31, 2014	$61,869	$—	$436	$61,433	N/A

As of May 31, 2015, the Company had approximately $40.0 million of short-term facilities in the U.S. that require compliance with certain quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2015 and August 31, 2014, the Company was in compliance with respect to these covenants. Each of the facilities expires annually and is normally renewed.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the changes in long-term debt for the nine months ended May 31, 2015:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	2,450	14,400	16,850	(2)
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(8,195)	(8,195)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd.	(900)	(2,325)	(3,225)
Regularly scheduled loan payments	(816)	(7,260)	(8,076)
Reclassifications of long-term debt	15,135	(15,135)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	(881)	(6,444)	(7,325)
Balances as of May 31, 2015	$26,956	$74,852	$101,808	(4)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	Proceeds from the loans consist of three loans for approximately $3.4 million, $5.0 million and $8.5 million.

(3)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(4)	The carrying amount cash assets assigned as collateral for this total was $24.0 million and the carrying amount on non-cash assets assigned as collateral for this total was $100.6 million.

As of May 31, 2015, the Company had approximately $75.8 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2015, the Company was in compliance with all covenants or amended covenants.

As of August 31, 2014, the Company had approximately $62.5 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of August 31, 2014, the Company was in compliance with all covenants or amended covenants.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

  Annual maturities of long-term debt are as follows (in thousands):

Twelve months ended May 31,	Amount
2016	$26,956
2017	17,439
2018	11,587
2019	22,936
2020	21,368
Thereafter	1,522
Total	$101,808

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

Cash Flow Hedges

The Company formally documents the hedging relationships for its derivative instruments that qualify for hedge accounting. As of May 31, 2015, all of the Company’s interest rate swap and cross-currency interest rate swap derivative financial instruments are designated and qualify as cash flow hedges.  The cross-currency interest rate swap agreements convert the Company's subsidiary's foreign currency United States dollar denominated floating interest payments on long-term debt to the functional currency fixed interest payments during the life of the hedging instrument.  As changes in foreign exchange and interest rates impact the future cash flow of interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign currency exchange movements.  Various subsidiaries entered into interest rate swap agreements that fix the interest rate over the life of the underlying loans. These derivative financial instruments were also designated and qualified as cash flow hedges.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes agreements for which the Company has recorded cash flow hedge accounting transactions during the nine months ended May 31, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine-month period ended May 31, 2015 and 2014, the Company included the gain or loss on the hedged items (that is, variable-rate borrowings) in the same line item—interest expense—as the offsetting gain or loss on the related interest rate swaps as follows (in thousands):

Income Statement Classification	Interest expense on borrowings(1)	Cost of swaps (2)	Total
Interest expense for the three months ended May 31, 2015	$644	$837	$1,481
Interest expense for the three months ended May 31, 2014	$137	$405	$542
Interest expense for the nine months ended May 31, 2015	$1,577	$2,063	$3,640
Interest expense for the nine months ended May 31, 2014	$377	$1,169	$1,546

(1)	This amount is representative of the interest expense recognized on the underlying hedged transactions.

(2)	This amount is representative of the interest expense recognized on the cross-currency interest rate swaps designated as cash flow hedging instruments.

The total notional balance of the Company’s pay-fixed/receive-variable interest rate swaps and cross-currency interest rate swaps was as follows (in thousands):

Floating Rate Payer (Swap Counterparty)	May 31, 2015	August 31, 2014
Scotiabank	$62,758	$60,200
Citibank N.A.	27,625	—
Total	$90,383	$60,200

The following table summarizes the fair value of interest rate swap and cross-currency interest rate swap derivative instruments that qualify for derivative hedge accounting (in thousands, except footnote data):

	May 31, 2015		August 31, 2014
Derivatives designated as cash flow hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross-currency interest rate swaps(1)	Prepaid expenses and current assets	$4,425	Prepaid expenses and current assets	$495
Cross-currency interest rate swaps(1)	Other non-current assets	3,736	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(419)	Other long-term liabilities	—
Cross-currency interest rate swaps(3)	Other long-term liabilities	(1,078)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$6,664		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(5.6) million and $(917,000) net of tax as of May 31, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(2.6) million and $(548,000) as of May 31, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $313,000 and $(94,000) net of tax as of May 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset / (liability) amount with an offset to other comprehensive income - tax of $106,000 and $(31,000) as of May 31, 2015 and August 31, 2014, respectively.

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $753,000 and $0 net of tax as of May 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $325,000 and $0 as of May 31, 2015 and August 31, 2014, respectively.

(4)	Derivatives listed on the above table were designated as cash flow hedging instruments.

Fair Value Instruments

The Company has entered into non-deliverable forward foreign-exchange contracts.  These contracts are treated for accounting purposes as fair value contracts and do not qualify for derivative hedge accounting.  The use of non-deliverable forward foreign-exchange contracts is intended to offset changes in cash flow attributable to currency exchange movements.  These contracts are intended primarily to economically hedge exposure to U.S. dollar merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar. The Company entered into non-deliverable forward foreign exchange contracts during the nine months ended May 31, 2015. However, there are no open contracts as of May 31, 2015.

For the three and nine-month periods ended May 31, 2015 and 2014, the Company included in its consolidated statements of income the forward derivative gain or (loss) on the non-deliverable forward foreign-exchange contracts as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classification	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Other income (expense), net	$465	$(632)	$6,599	$(447)

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$—		$(14)

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

On December 12, 2013, the Company entered into a lease agreement for approximately 17,976 square feet (1,670 square meters) of land with Golf Park Plaza, S.A. upon which the Company constructed its central offices in Panama. Construction of the offices was completed in October 2014. The lease term is for 15 years with three options to renew for five years each at the Company's discretion. For the three and nine months ended May 31, 2015, the Company recognized rent expense of $26,400 and $79,200, respectively, for this lease.

The table below summarizes the Company’s interest in these VIEs and the Company’s maximum exposure to loss as a result of its involvement with these VIEs as of May 31, 2015 (in thousands):

Entity	% Ownership	Initial Investment	Additional Investments	Net Loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Investments (1)	Company’s Maximum Exposure to Loss in Entity(2)
GolfPark Plaza, S.A.	50%	$4,616	$2,283	$(16)	$6,883	$217	$7,100
Price Plaza Alajuela, S.A.	50%	2,193	1,236	3	3,432	785	4,217
Total		$6,809	$3,519	$(13)	$10,315	$1,002	$11,317

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

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summarized financial information of the unconsolidated affiliates is as follows (in thousands):

	May 31, 2015	August 31, 2014
Current assets	$665	$803
Noncurrent assets	$12,005	$8,900
Current liabilities	$1,207	$1,126
Noncurrent liabilities	$11	$13

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income (loss)	$63	$6	$90	$14

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

During the second quarter of fiscal year 2015, the Company created a new operating segment comprised of its Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. The Company has made this change as a result of the information that the Company's senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, the Company has reported its financial performance based on these new segments and has retrospectively adopted this change for the disclosure of financial information presented by segment. The Company’s operating segments are the United States, Central America, the Caribbean and Colombia.  Additionally, certain inter-company charges are no longer allocated to the segments within this presentation and now appear as reconciling items to reflect the amount eliminated on consolidation of intersegment transactions. This presentation more closely reflects the information reviewed by the Company's chief operating decision maker. Segment amounts are presented after converting to U.S. dollars and consolidating eliminations.  Certain revenues and operating costs included in the United States segment have not been allocated, in order to reflect the information reviewed by the Company's chief operating decision maker or it is impractical to do so.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has made reclassifications to the consolidated balance sheet for fiscal year 2014 (see Note 1 - Company Overview and Basis of Presentation) to conform to the presentation in fiscal year 2015. These reclassifications did not impact net income. The following tables summarize the impact of these reclassifications to the amounts reported for each segment (in thousands):

	United States Operations	Central American Operations	Caribbean Operations	Colombia Operations	Total

As of May 31, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$14,272	$260,362	$114,268	$105,541	$494,443
Reclassifications to long-lived assets	96	1,441	—	760	2,297
Long-lived assets (other than deferred tax assets) as currently reported	$14,368	$261,803	$114,268	$106,301	$496,740

Total assets as previously reported	$77,648	$449,575	$218,438	$152,790	$898,451
Reclassifications to total assets	—	71	—	—	71
Total assets as currently reported	$77,648	$449,646	$218,438	$152,790	$898,522

As of August 31, 2014
Long-lived assets (other than deferred tax assets) as previously reported	$16,488	$265,950	$113,134	$130,330	$525,902
Reclassifications to long-lived assets	96	2,096	—	970	3,162
Long-lived assets (other than deferred tax assets) as currently reported	$16,584	$268,046	$113,134	$131,300	$529,064

Total assets as previously reported	$91,190	$457,325	$223,251	$168,452	$940,218
Reclassifications to total assets	(15)	70	—	(2,203)	(2,148)
Total assets as currently reported	$91,175	$457,395	$223,251	$166,249	$938,070

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize by segment certain revenues, operating costs and balance sheet items (in thousands):

	United States Operations		Central American Operations	Caribbean Operations	Colombia Operations	Reconciling Items(1)	Total
Three Months Ended May 31, 2015
Revenue from external customers	$9,483		$403,070	$201,101	$83,449	$—	$697,103
Intersegment revenues	248,634		—	1,516	—	(250,150)	—
Depreciation and amortization	527		3,791	2,407	2,015	—	8,740
Operating income	4,257		31,931	11,929	18	(14,617)	33,518
Net income	1,013		25,403	9,975	(579)	(14,617)	21,195
Capital expenditures, net	701		16,613	2,503	9,865		29,682

Nine Months Ended May 31, 2015
Revenue from external customers	$24,149		$1,212,461	$619,717	$247,094	$—	$2,103,421
Intersegment revenues	846,574		—	4,406	—	(850,980)	—
Depreciation and amortization	1,614		11,133	7,146	5,280	—	25,173
Operating income	19,971		100,185	37,506	(1,763)	(44,388)	111,511
Net income	7,994		78,577	31,808	(7,314)	(44,388)	66,677
Capital expenditures, net	(740)	(2)	39,844	7,365	27,083	—	73,552
Long-lived assets (other than deferred tax assets)	14,166		281,667	112,110	126,200	—	534,143
Goodwill	—		31,284	4,681	—	—	35,965
Total assets	86,224		501,021	222,928	206,010	—	1,016,183

Three Months Ended May 31, 2014
Revenue from external customers	$6,577		$369,773	$191,213	47,474	$—	$615,037
Intersegment revenues	223,885		—	1,411	—	(225,296)	—
Depreciation and amortization	546		3,283	2,282	1,028	—	7,139
Operating income	3,475		28,102	11,269	1,030	(12,673)	31,203
Net income	782		22,404	9,367	1,440	(12,673)	21,320
Capital expenditures, net	1,730		7,165	1,560	14,223	—	24,678

Nine Months Ended May 31, 2014
Revenue from external customers	$19,062		$1,132,395	$595,639	$147,916	$—	$1,895,012
Intersegment revenues	738,579		—	4,030	—	(742,609)	—
Depreciation and amortization	1,701		9,390	6,765	3,076	—	20,932
Operating income	16,328		89,265	33,666	4,503	(40,825)	102,937
Net income	6,299		73,214	28,707	3,635	(40,825)	71,030
Capital expenditures, net	4,869		30,087	7,223	40,595	—	82,774
Long-lived assets (other than deferred tax assets)	14,368		261,803	114,268	106,301	—	496,740
Goodwill	—		31,430	4,749	—	—	36,179
Total assets	77,648		449,646	218,438	152,790	—	898,522

As of August 31, 2014
Long-lived assets (other than deferred tax assets)	$16,584		$268,046	$113,134	$131,300	$—	$529,064
Goodwill	—		31,383	4,725	—	—	36,108
Total assets	91,175		457,395	223,251	166,249	—	938,070

(1)	The reconciling items reflect the amount eliminated on consolidation of intersegment transactions.

(2)	The decrease in capital expenditures is a result of the transfers of capital assets from this segment to other segments.

PRICESMART, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of May 31, 2015 through the date of issuance of these consolidated financial statements and have determined that, except as set forth below, there are no subsequent events that require disclosure.

Guatemala, Pradera warehouse club fire

                The Company’s Guatemala Pradera warehouse club experienced a fire located within its merchandise receiving department during the early morning hours of Thursday, June 4, 2015.  No members or employees were in the warehouse club at the time. The fire was extinguished but caused considerable smoke and some fire damage. The warehouse club was closed for 16 days and reopened on June 20, 2015.  As of July 9, 2015, the Company has estimated it will record between $3.0 million and $3.3 million in expenses associated with the write off of inventory, equipment disposal, building repairs and other associated costs recognized related to the fire during the quarter ending August 31, 2015.  The Company is insured for these costs and is reviewing whether insurance reimbursement for these costs is probable.  If reimbursement is determined to be probable, the Company will recognize proceeds from insurance up to the amount of the losses recognized within the period that determination is made. The Company’s insurance policy also addresses coverage for the current replacement costs for assets lost in the fire and for business interruption losses related to the fire.  Insurance proceeds in excess of net book value for assets and reimbursements related to business interruptions are considered gain contingencies and will not be recognized in the financial statements until the period in which all contingencies are resolved and the gain is realized.

PRICESMART, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning PriceSmart Inc.'s ("PriceSmart", the "Company" or "we") anticipated future revenues and earnings, adequacy of future cash flow, proposed warehouse club openings, the Company's performance relative to competitors, the outcome of tax proceedings and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “anticipated,” “scheduled,” and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the following risks: our financial performance is dependent on international operations, which exposes us to various risks; any failure by us to manage our widely dispersed operations could adversely affect our business; we face significant competition; future sales growth depends, in part, on our ability to successfully open new warehouse clubs; we might not identify in a timely manner or effectively respond to changes in consumer preferences for merchandise, which could adversely affect our relationship with members, demand for our products and market share; although we have begun to offer limited online shopping to our members, our sales could be adversely affected if one or more major international online retailers were to enter our markets or if other competitors were to offer a superior online experience; we face difficulties in the shipment of, and inherent risks in the importation of, merchandise to our warehouse clubs; we are exposed to weather and other natural disaster risks; general economic conditions could adversely impact our business in various respects; we are subject to risks associated with possible changes in our relationships with third parties with which we do business, as well as the performance of such third parties; we rely extensively on computer systems to process transactions, summarize results and manage our business, and failure to adequately maintain our systems or disruptions in our systems could harm our business and adversely affect our results of operations; we could be subject to additional tax liabilities; a few of our stockholders own approximately 28.1% of our voting stock as of May 31, 2015, which may make it difficult to complete some corporate transactions without their support and may impede a change in control; our inability to develop and retain existing key personnel or to attract highly qualified employees could adversely impact our business, financial condition and results of operations; we are subject to volatility in foreign currency exchange rates; we face the risk of exposure to product liability claims, a product recall and adverse publicity; if we do not maintain the privacy and security of confidential information, we could damage our reputation, incur substantial additional costs and become subject to litigation; we are subject to payment related risks; changes in accounting standards and assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations; we face increased public company compliance risks and compliance risks related to our international operations; we face increased compliance risks associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and if remediation costs or hazardous substance contamination levels at certain properties for which we maintain financial responsibility exceed management's current expectations, our financial condition and results of operations could be adversely impacted. The risks described above as well as the other risks detailed in the Company's U.S. Securities and Exchange Commission (“SEC”) reports, including the Company's Annual Report on Form 10-K filed for the fiscal year ended August 31, 2014 on October 30, 2014 pursuant to the Securities Exchange Act of 1934, as amended, could materially and adversely affect our business, financial condition and results of operations. These risks are not the only risks that the Company faces. The Company could also be affected by additional factors that apply to all companies operating globally and in the U.S., as well as other risks that are not presently known to the Company or that the Company currently considers to be immaterial.

The following discussion and analysis compares the results of operations for the three- and nine-month periods ended May 31, 2015 and 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included therein.

Our business consists primarily of operating international membership shopping warehouse clubs similar to, but smaller in size than, warehouse clubs in the United States. We operate in 13 countries/territories that are located in Latin America and the Caribbean. Our ownership in all operating subsidiaries as of May 31, 2015 is 100%, and they are presented on a consolidated basis. The number of warehouse clubs in operation as of May 31, 2015 for each country or territory are as follows:

Country/Territory	Number of Warehouse Clubs in Operation as of May 31, 2015	Number of Warehouse Clubs in Operation as of May 31, 2014	Anticipated warehouse club openings within the next 12 months
Colombia	6	3	—
Costa Rica	6	6	—
Panama	4	4	1
Trinidad	4	4	—
Dominican Republic	3	3	—
Guatemala	3	3	—
El Salvador	2	2	—
Honduras	3	3	—
Aruba	1	1	—
Barbados	1	1	—
U.S. Virgin Islands	1	1	—
Jamaica	1	1	—
Nicaragua	1	1	1
Totals	36	33	2

During the second quarter of fiscal year 2015, we created a new operating segment comprised of our Colombia Operations and separated the Colombia Operations from the Latin America Operations, renaming that segment Central America Operations. We made this change as a result of the information that our senior operating management regularly reviews for purposes of allocating resources and assessing performance and the growing level of investment and sales activity in Colombia. Therefore, beginning in the second quarter of fiscal year 2015, we have reported our financial performance based on these new segments and have retrospectively adopted this change for the disclosure of financial information presented by segment. Our operating segments are the United States, Central America, the Caribbean and Colombia.

During October 2013, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in May 2014, we opened our third warehouse club in Honduras in Tegucigalpa, our second in the capital city. In January 2014, we acquired land in Pereira, Colombia and in the city of Medellin, Colombia and leased land in the city of Bogota, Colombia. We built new warehouse clubs at these three sites, and opened the Bogota location in October 2014 and opened the other two Colombian sites in November 2014. Together with the three warehouse clubs that were operating prior to these openings in Colombia (one in Barranquilla and two in Cali), these three new clubs brought the number of PriceSmart warehouse clubs operating in Colombia to six. In September 2014, we acquired land in La Chorrera ("Costa Verde"), west of Panama City, Panama, on which we opened our fifth PriceSmart warehouse club in Panama in June 2015.

Our warehouse clubs and local distribution centers are located in Latin America and the Caribbean, and our corporate headquarters, U.S. buying operations and export distribution centers are located primarily in the United States. Our reportable segments are based on management's organization of these locations into operating segments by general geographic location. Our operating segments are the United States, Central America, the Caribbean, and Colombia.

General Economic Factors

Market conditions in the third fiscal quarter continued to be challenging in some of our markets and may have a dampening effect on overall sales growth in the next several fiscal quarters. In some PriceSmart markets, sales were negatively affected by various economic and social factors including lower prices for exported oil, crime and violence and generally weaker economies. Especially significant, the Colombian peso ("COP") has devalued versus the U.S. dollar by approximately 31% from the beginning of the fiscal year (September 2014) until the end of the third fiscal quarter (May 31, 2015), although it has stabilized over the past few months. This devaluation required us to raise prices in COP on U.S. imports, which account for approximately 57% of

PriceSmart sales in Colombia, thereby reducing demand for those imported products.  In addition, the decline in the value of the COP negatively impacts warehouse sales and membership income priced in COP when converted to and reported in U.S. dollars.  On the other hand, operating expenses within Colombia are lower when converted to U.S. dollars. Costa Rica also experienced an approximate 10% devaluation of the Costa Rican colon ("CRC") during January and February 2014, which had a negative effect on consumer activity and impacted the year-on-year sales comparisons in the first fiscal quarter and first two months of the second fiscal quarter of fiscal year 2014. The CRC has strengthened somewhat from that initial devaluation and is now at a level consistent with a year ago, which has improved the economic conditions in that market and consumer purchasing behavior.  Costa Rica and Colombia are two of our largest markets and therefore macro-economic issues in these countries can have a measurable impact on our consolidated financial performance.

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

We seek to minimize the impact of negative foreign exchange fluctuations on the Company's results by utilizing from time to time one or more of the following strategies: (1) adjusting prices on goods acquired in U.S. dollars on a periodic basis to maintain our target margins after taking into account changes in exchange rates and our competition; (2) obtaining local currency loans from banks within certain markets where it is economical to do so and where management believes the risk of devaluation and the level of U.S. dollar denominated liabilities warrants this action; (3) reducing the time between the acquisition of product in U.S. dollars and the settlement of that purchase in local currency; (4) maintaining a balance between assets held in local currency and in U.S. dollars; and (5) entering into cross-currency interest rate swaps and forward currency derivatives. We have local-currency-denominated long-term loans in Honduras and Guatemala and have cross-currency interest rate swaps and forward currency derivatives in Colombia. We report the gains or losses associated with the revaluation of these monetary assets and liabilities on our Consolidated Statements of Income under the heading “Other income (expense), net.” Future volatility regarding currencies could have a material impact on our operations in future periods; however, there is no way to accurately forecast the impact of the change in rates on our future demand for imported products, reported sales or financial results.

Competition

We do not currently face direct competition from U.S. branded membership warehouse club operators. However, we do face competition from various retail formats such as hypermarkets, supermarkets, cash and carry, home improvement centers, electronic retailers and specialty stores, including those within Central America that are owned and operated by a large U.S.-based retailer. We have competed effectively in these markets in the past and expect to continue to do so in the future due to the unique nature of the membership warehouse club format and overall value provided to the member. However, new retail competitors may enter our markets, existing retailers continue to invest and expand, and it is possible that U.S. warehouse club operators could enter our markets and compete more directly with us in a similar warehouse club format, although we have no current indication that such an event is imminent.

Business Strategy

Our business strategy is to offer for sale to businesses and families a limited number of stock keeping units (SKU's) covering a wide range of products at the lowest possible prices.  We charge an annual membership fee to our customers.  These fees, combined with warehouse and distribution operating efficiencies and volume purchasing, enable us to operate our business on lower merchandise margins than conventional retail stores and wholesale suppliers.  The combination of annual membership fees, operating efficiencies and low margins enable us to offer our members high quality merchandise at very competitive prices which, in turn, enhances the value of the PriceSmart membership.

Current and Future Management Actions

Generally, our operating efficiencies, earnings and cash flow from operations improve as sales increase. Higher sales provide greater purchasing power and often result in lower product prices from our suppliers and cost efficiencies in our distribution operation. Further, increased sales permit us to leverage our selling, general and administrative expenses. It is our business strategy to pass along to our members the savings we receive from better purchasing and more efficient operations through lower merchandise prices, increasing the value our members receive, which then further drives sales and increases volume. Therefore, we prioritize initiatives that we expect will have the greatest impact on increasing sales, particularly within our existing locations. Looking forward to the next several quarters, the following actions are likely to have an impact on our business and the results of operations.

 We seek to increase sales by increasing transaction size and frequency with existing members in our warehouse clubs, by attracting new members to our clubs, by improving our buildings and equipment to more effectively serve our members, and by adding new warehouse clubs.  Our continued focus on initiatives to increase comparable warehouse club sales within existing warehouse clubs locations resulted in a 4.1% increase in comparable warehouse club sales for the 13-week period ended May 31, 2015 compared to the same 13-week period the prior year. In addition, we have added four new warehouse clubs over the past year, one in Honduras and three in Colombia. While these new clubs have negatively impacted reported comparable warehouse sales somewhat as warehouse sales transferred from existing clubs to these new clubs in the short run, the addition of these clubs had an overall positive impact on warehouse sales and membership.

Membership is a unique and critical feature of the warehouse club business model. The annual fee for a Diamond membership in most of our markets is approximately $35.00 (entitling members to two cards). A membership fee helps us offer high quality merchandise at low prices, providing value to our members. In October 2012, we launched the Platinum membership account in Costa Rica. Platinum members pay an annual membership fee of approximately $75.00 for a primary membership card for which they receive an annual 2% rebate of their purchases on most items, up to a maximum annual rebate of $500.00. Platinum members can apply this rebate to future purchases at the warehouse club at the end of the annual membership period. We have not made a decision whether to offer the Platinum membership in any of our other markets at this time.

Logistics and distribution operations are an important part of what allows us to deliver high quality merchandise at low prices to our members. We continue to explore ways to improve efficiency, reduce costs and ensure a good flow of merchandise to our warehouse clubs. We have added local and regional distribution centers in several of our markets to improve merchandise flow and in-stock conditions and reduce operating costs, the benefit of which can be passed on to our members in the form of lower merchandise prices, and we expect to add more in the future as merchandise volumes increase. These locations are generally leased, and the addition of new locations or expansion of current capacity will not require significant investment.

We offer on-line shopping options to our members. Members have the ability to purchase merchandise that is not stocked in their local warehouse clubs through our e-commerce website. These purchases are shipped from the U.S. distribution warehouse for pick-up at the member's local warehouse club location. In some of our markets, members can purchase in-club merchandise on-line from warehouse clubs located within the market and have it delivered to their home or office via a third-party delivery service. We have been expanding our offerings in these alternative shopping methods, and while the percentage of sales through these channels relative to our overall sales is small, we believe it is an important and growing way to serve our current members and attract new members.

Purchasing land and constructing warehouse clubs is our single largest capital investment.  Securing land for warehouse club locations is challenging within our markets, especially in Colombia, because suitable sites at economically feasible prices are difficult to find. In April 2015, the Company acquired land in Managua, Nicaragua on which the Company's second warehouse club in Nicaragua is scheduled to open in late 2015. While our preference is to own rather than lease real estate, we have entered into real estate leases in certain cases (most recently our Bogota, Colombia site) and will likely do so in the future. Real estate ownership provides a number of advantages as compared to leasing, including lower operating expenses, flexibility to expand or otherwise enhance our buildings, long-term control over the use of the property and the residual value that the real estate may have in future years.  In order to secure warehouse club locations, we occasionally have purchased more land than is actually needed for the warehouse club facility.  To the extent that we acquire property in excess of what is needed for a particular warehouse club, we generally have looked to either sell or develop the excess property. Excess land at Alajuela and Brisas is being developed by joint ventures formed by us and the sellers of the property, which commenced in fiscal year 2011. We are employing a similar development strategy for the excess land at the San Fernando, Trinidad and Arroyo Hondo, Dominican Republic locations where the properties are fully owned by us. The profitable sale or development of real estate is highly dependent on real estate market conditions.

The devaluation of the Colombia peso compared to the U.S. dollar, increases the cost to our Colombia subsidiary of imported merchandise.  These higher costs result in higher prices for our Colombia members and a lower rate of sales for imported products. We are taking steps to minimize the price increases and resulting impact on demand on imported items by (1) seeking ways to further reduce costs throughout the supply chain; (2) reducing our mark-ups (margins) for these items; and (3) continuing to offer value and merchandise differentiation to our members.  Keeping the long term growth of PriceSmart in Colombia as our highest priority, we are prepared to accept lower merchandise margins and profits in Colombia in order to solidify our market position for the future.  We are encouraged by the fact that membership sign ups at our Colombia clubs continue to be strong and by the good growth in transactions and local currency denominated sales.

Financial highlights for the third quarter of fiscal year 2015 included:

•
Net warehouse club sales increased 13.0% over the comparable prior year period. We ended the quarter with 36 warehouse clubs compared to 33 warehouse clubs at the end of the third quarter of fiscal year 2014. Comparable warehouse club sales (that is, sales in the warehouse clubs that have been open for greater than 13 1/2 calendar months) for the 13 weeks ended May 31, 2015 grew 4.1%.

•	Membership income for the third quarter of fiscal year 2015 increased 17.1% to $11.2 million.

•
Warehouse gross profits (net warehouse club sales less associated cost of goods sold) in the quarter increased 9.3% over the prior year period and warehouse gross profits as a percent of net warehouse club sales were 14.3%, a decrease of 47 basis points (0.47%) from the same period last year.

•	Operating income for the third quarter of fiscal year 2015 was $33.5 million, an increase of $2.3 million over the third quarter of fiscal year 2014.

•	We had a $(311,000) net loss from currency exchange transactions in the current quarter compared to a $489,000 net gain from currency exchange transactions in the same period last year.

•	Net income for the third quarter of fiscal year 2015 was $21.2 million, or $0.70 per diluted share, compared to $21.3 million, or $0.70 per diluted share, in the comparable prior year period.

The devaluation of the Colombian peso continued to have a negative effect on the overall consolidated results of the Company, although less than in prior quarters, despite good sales growth. The impact on the consolidated net income of the Company related to Colombia was approximately $0.07 per share, offsetting the year-on-year improvement of the rest of the Company by a similar amount.

COMPARISON OF THE THREE AND NINE MONTHS ENDED MAY 31, 2015 AND 2014

The following discussion and analysis compares the results of operations for the three-month and nine-month periods ended on May 31, 2015 with the three-month and nine-month periods ended on May 31, 2014 and should be read in conjunction with the consolidated financial statements and the accompanying notes included elsewhere in this report. Unless otherwise noted, all tables present U.S. dollar amounts in thousands. Certain percentages presented are calculated using actual results prior to rounding.

Net Warehouse Club Sales

	Three Months Ended May 31,			Nine Months Ended May 31,
	2015		2014	2015		2014
	Amount	% Change	Amount	Amount	% Change	Amount
Net warehouse club sales	$675,314	13.0%	$597,885	$2,043,849	10.8%	$1,844,746

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Net warehouse club sales for the third quarter of fiscal year 2015 were positively impacted by the addition of three new warehouse clubs in Colombia and one in Honduras (Honduras opened in the final month of the third quarter of fiscal year 2014). Overall, Colombia accounted for approximately 45% of the dollar growth in net warehouse sales of the Company despite the negative impact of the year-on-year Colombian peso devaluation of approximately 24%. In local currency, Colombia sales grew 124% from the comparable period a year ago. Honduras, with the additional warehouse club, Panama and Trinidad each recorded growth in excess of 10% in the quarter compared to last year. Sales growth was recorded in all Central American countries including Costa Rica where the effects of the colón devaluation in early calendar year 2014 appeared to no longer have any negative impact. Net warehouse sales growth in the third quarter of fiscal year 2015 resulted from a 12.5% increase in transactions and a 0.4% increase in average ticket, which was impacted by local currency sales converted back to fewer U.S. dollars in Colombia, Honduras, Jamaica, and the Dominican Republic.

Net warehouse sales for the nine months ended May 31, 2015 increased 10.8%. The higher growth in sales in the three- month period compared to the nine-month period reflects the full quarter effect of the new Colombia warehouse clubs which opened in October and November 2014. For the nine-month period, transactions grew 9.8% and the average ticket grew 0.9%.

Comparable Sales

We report comparable warehouse club sales on a “same week” basis with 13 weeks in each quarter beginning on a Monday and ending on a Sunday. The periods are established at the beginning of the fiscal year to provide as close a match as possible to the calendar month and quarter that is used for financial reporting purposes. This approach equalizes the number of weekend days and weekdays in each period for improved sales comparison, as we experience higher warehouse club sales on the weekends. Further, each of the warehouse clubs used in the calculations was open for at least 13 1/2 calendar months before its results for the current period were compared with its results for the prior period. For example, the sales related to the warehouse club opened in Tegucigalpa, Honduras ("El Sauce") on May 1, 2014 will not be used in the calculation of comparable warehouse club sales until July 2015. Sales related to the warehouse club opened in Bogota, Colombia on October 29, 2014 will not be used in the calculation of comparable sales until January 2016. Sales related to the warehouse clubs opened in Pereira and Medellin, Colombia on November 13, 2014 and November 26, 2014, respectively, will not be used in the calculation of comparable sales until January and February 2016, respectively.

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Comparable warehouse club sales increased 4.1% for the 13-week period ended May 31, 2015, compared to the same 13-week period last year. We opened a new warehouse club in Tegucigalpa, Honduras in May 2014. This new warehouse club is attracting new members from areas of the city not previously served by us. However, it is also creating the opportunity for some existing members, particularly those who shopped at our first Tegucigalpa, Honduras warehouse club, to shop at the new location. This transfer of sales from an existing warehouse club that is included in the calculation of comparable warehouse club sales to a new warehouse club that is not included in the calculation has an adverse impact on comparable warehouse club sales. We have not made a specific determination of what the comparable warehouse club sales would have been had we not opened this new warehouse club. However, if we exclude in its entirety the net warehouse sales of the pre-existing Tegucigalpa warehouse club (which is in the comparable warehouse club calculation, but was negatively impacted by the opening of the new warehouse club in Tegucigalpa), the comparable warehouse club sales for the quarter would have been approximately 62 basis points (0.62%) higher. In addition, we believe that there has been some impact to our first three warehouse clubs in Colombia from the opening of the three new clubs in Colombia, particularly Bogota. However, given the far more significant impact of the currency devaluation on U.S. dollar reported sales in Colombia, it would be difficult to accurately determine the effect of the transfer of sales from the existing warehouse clubs to the new clubs.

Comparable warehouse club sales increased 2.5% for the 39-week period ended May 31, 2015, compared to the same 39-week period last year.

Net Warehouse Club Sales by Segments

The following tables indicate the net warehouse club sales in the segments in which we operate, and the percentage growth in net warehouse club sales by segment during the three and nine months ended May 31, 2015 and 2014.

	Three Months Ended May 31,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$395,623	58.6%	$32,565	9.0%	$363,058	60.7%
Caribbean	198,131	29.3%	9,795	5.2%	188,336	31.5%
Colombia	$81,560	12.1%	$35,069	75.4%	$46,491	7.8%
Net warehouse club sales	$675,314	100.0%	$77,429	13.0%	$597,885	100.0%

	Nine Months Ended May 31,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Central America	$1,190,629	58.2%	$78,279	7.0%	$1,112,350	60.3%
Caribbean	610,995	29.9%	23,751	4.0%	587,244	31.8%
Colombia	$242,225	11.9%	$97,073	66.9%	$145,152	7.9%
Net warehouse club sales	$2,043,849	100.0%	$199,103	10.8%	$1,844,746	100.0%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

During the first quarter of fiscal 2014, we opened our sixth membership warehouse club in Costa Rica in La Union, Cartago, and in the third quarter of fiscal year 2014, we opened our third warehouse club in Honduras which positively impacted sales in the Central America segment in the nine-month and three-month comparisons, respectively. During the first quarter of fiscal year 2015, we opened three additional warehouse clubs in Colombia (Bogota, Pereira and Medellin) bringing the total warehouse clubs in Colombia to six, which increased sales in the Colombia segment. The effect of the devaluation of the Colombian peso on U.S. dollar warehouse sales in that segment was significant. For the third fiscal quarter, net warehouse sales in local currency in Colombia grew 124%. The Caribbean segment had no new warehouse clubs in the comparable periods, and while currency devaluations in the Dominican Republic and Jamaica occurred, 10% sales growth in Trinidad resulted in 5.2% overall sales growth in the quarter for the Caribbean segment.

Export Sales

	Three Months Ended May 31,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	9,465	1.4%	$2,888	43.9%	6,577	1.1%

	Nine Months Ended May 31,
	2015				2014
	Amount	% of net sales	Increase from prior year	Change	Amount	% of net sales
Export sales	$24,126	1.2%	$5,064	26.6%	$19,062	1.0%

Export sales are direct sales to a single institutional customer (retailer) in the Philippines for which we earn an approximate 5% margin. Changes in the activity in the three months and the nine months ended May 31, 2015 compared to the prior year periods reflects changes in the merchandise needs of that retailer’s business.

Membership Income

	Three Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$11,189	$1,637	17.1%	$9,552
Membership income % to net warehouse club sales	1.7%			1.6%

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Membership income	$32,202	$3,901	13.8%	$28,301
Membership income % to net warehouse club sales	1.6%			1.5%
Number of total accounts	1,429,846	262,444	22.5%	1,167,402

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Membership income is recognized ratably over the one-year life of the membership. The increase in membership income primarily reflects a growth in membership accounts during the last twelve months. The opening of the new warehouse clubs in Colombia accounted for over 75% of the total increase in member accounts from a year ago. We continue to experience good membership growth in the three new warehouse clubs since they opened in October and November 2014. The average number of member accounts during the quarter increased 21.8% compared to the same quarter last year. The income recognized per average member account decreased 3.9%, which reflects the effect of the impact of devaluation in Colombia on the translation of membership fees in local currency to U.S. dollars. In Colombia, the membership is priced in Colombian pesos. We have not raised the fee despite the recent devaluation given that we just opened three new warehouse clubs. We ended the fiscal quarter with a renewal rate of 85% for the twelve-month period ended May 31, 2015.

For the nine months ended May 31, 2015, the increase in membership income reflects a growth in membership accounts offset somewhat by a decrease in the average fee collected for new and renewing members, primarily associated with the significant growth of members in Colombia who pay a lower membership fee in U.S. dollar equivalents due to the peso devaluation.

Other Income

	Three Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$1,135	$112	10.9%	$1,023

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% Change	Amount
Other income	$3,244	$341	11.7%	$2,903

Gross Margin

Warehouse Gross Profit Margin

	Three Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$675,314	$77,429	100.0%	$597,885	100.0%
Less associated cost of goods	578,868	69,184	85.7%	509,684	85.2%
Warehouse gross profit margin	$96,446	$8,245	14.3%	$88,201	14.8%

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Warehouse club sales	$2,043,849	$199,103	100.0%	$1,844,746	100.0%
Less associated cost of goods	1,743,772	168,149	85.3%	1,575,623	85.4%
Warehouse gross profit margin	$300,077	$30,954	14.7%	$269,123	14.6%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

For the three months ended May 31, 2015, warehouse gross profit margin as a percent of sales was 47 basis points (0.47%) lower than the three months ended May 31, 2014. Warehouse gross profit margin as a percent of sales decreased 305 basis points (3.05%) in Colombia from the year ago period largely as a result of actions we continue to take to reduce the impact of higher prices on imported goods to our members. Overall, this negatively impacted the Company’s margin by 43 basis points (0.43%). We will continue to lower prices and set aggressive margins to provide our members in Colombia with value on imported merchandise during this period of currency volatility. Warehouse gross profit margins as a percent of sales in the non-Colombia markets were in aggregate 4 basis points (0.04%) lower than the same quarter a year ago.

For the nine months ended May 31, 2015, warehouse gross profit margin as a percent of sales was 9 basis points (0.09%) higher than the nine months ended May 31, 2014. In the first fiscal quarter we benefited from lower costs as a percent of sales in a number of areas, including lower merchandise distribution costs and reduced shrink. Vendor rebates and a higher level of product demonstration activity also contributed to the higher gross margin in the current period compared to a year ago. This was partially offset the second and third fiscal quarters with lower margins in Colombia.

Export Sales Gross Profit Margin

	Three Months Ended May 31,
	2015			2014
	Amount	(Decrease) from prior year	% to sales	Amount	% to sales
Export sales	$9,465	$2,888	100.0%	$6,577	100.0%
Less associated cost of goods sold	8,992	2,746	95.0%	6,246	95.0%
Export sales gross profit margin	$473	$142	5.0%	$331	5.0%

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase from prior year	% to sales	Amount	% to sales
Export sales	$24,126	$5,064	100.0%	$19,062	100.0%
Less associated cost of goods sold	22,953	4,843	95.1%	18,110	95.0%
Export sales gross profit margin	$1,173	$221	4.9%	$952	5.0%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

For the three and nine months ended May 31, 2015 and 2014, the changes in the activity in the current quarter and the nine months ended May 31, 2015 compared to the prior year periods reflects changes in the merchandise needs and sales to a single institutional customer (retailer) in the Philippines for which we earn an approximate 5% margin.

Selling, General and Administrative Expenses

Warehouse Club Operations

	Three Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$60,754	9.0%	$7,137	13.3%	$53,617	9.0%

	Nine Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
Warehouse club operations expense	$179,006	8.8%	$20,414	12.9%	$158,592	8.6%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Warehouse club operations expense as a percent of net warehouse sales for the third quarter of fiscal year 2015 increased 5 basis points (0.05%) compared to the same period in fiscal 2014. Warehouse club operations expense as a percent of sales in Colombia is higher than in the rest of the countries in which we operate, and it is becoming a larger portion of the overall Company’s sales and cost structure. Warehouse club operations expense in the non-Colombia countries as a percent of warehouse sales improved (decreased) 24 basis points (0.24%) with cost efficiencies in a number of areas, most notably a reduction in utility costs.

Warehouse club operations expense as a percent of net warehouse sales for the first nine months of fiscal year 2015 increased 16 basis points (0.16%) compared to the same period in fiscal 2014. In addition to the effect the higher cost of operations in Colombia, the implementation of an “Equity Tax” affecting all Colombian companies resulted in an additional expense of approximately $850,000 during the first nine months of fiscal year 2015. This is an annual expense to be recognized in the first calendar quarter based on equity values of our Colombia subsidiary.

General and Administrative Expenses

	Three Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$14,214	2.1%	$1,610	12.8%	$12,604	2.1%

	Nine Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase from prior year	% Change	Amount	% to warehouse club sales
General and administrative expenses	$41,681	2.0%	$4,616	12.5%	$37,065	2.0%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

The expenses associated with our corporate and U.S. buying operations grew 12.8% in the quarter compared to last year and 12.5% for the nine-month period. Spending investments in the IT and buying departments accounted for the majority of the growth in spending year over year.

Pre-Opening Expenses

Expenses incurred before a warehouse club is in operation are captured in pre-opening expenses.

	Three Months Ended May 31,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$33	$(1,092)	(97.1)%	$1,125

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Pre-opening expenses	$3,411	$1,472	75.9%	$1,939

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

The pre-opening expenses in the quarter related to the new Panama warehouse club that opened on June 23, 2015. For the nine-month period, and except for the small amount in the current quarter related to Panama, pre-opening expenses were for the three Colombia warehouse clubs opened in the first fiscal quarter. During the same three-month period last year, the pre-opening expenses were associated with the leased land for the now opened Bogota club, the El Sauce, Honduras warehouse club opened May 2014, and, for the six-month period, the La Union, Cartago, Costa Rica (“Tres Rios”) warehouse club opened in October 2013.

Loss/(Gain) on Disposal of Assets

Asset disposal activity consisted mainly of normally scheduled asset replacement and upgrades.

	Three Months Ended May 31,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$724	$166	29.7%	$558

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase/ (decrease) from prior year	% Change	Amount
Loss/(gain) on disposal of assets	$1,087	$341	45.7%	$746

Operating Income

	Three Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$33,518	5.0%	$2,315	7.4%	$31,203	5.2%

	Nine Months Ended May 31,
	2015				2014
	Amount	% to warehouse club sales	Increase/(decrease) from prior year	% Change	Amount	% to warehouse club sales
Operating income	$111,511	5.5%	$8,574	8.3%	$102,937	5.6%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

For the three months ended May 31, 2015, operating income improved $2.3 million compared to the prior year period, primarily due to higher sales and membership income. As a percentage of sales, operating income decreased 26 basis points (0.26%), primarily due to the reduced merchandise margins in Colombia but also from higher operating expenses in Colombia compared to the rest of the Company.

For the nine months ended May 31, 2015, operating income improved $8.6 million compared to the prior year period, primarily due to higher sales and related merchandise margins and higher membership income. As a percentage of sales, operating income decreased 12 basis points (0.12%), resulting from lower merchandise margins, higher operating costs in Colombia and pre-opening expenses.

Interest Expense

	Three Months Ended May 31,
	2015		2014
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$926	$(164)	$1,090
Interest expense related to hedging activity	837	432	405
Capitalized interest	(148)	304	(452)
Net interest expense	$1,615	$572	$1,043

	Nine Months Ended May 31,
	2015		2014
	Amount	Increase/(decrease) from prior year	Amount
Interest expense on loans	$3,607	$864	$2,743
Interest expense related to hedging activity	2,063	894	1,169
Capitalized interest	(911)	34	(945)
Net interest expense	$4,759	$1,792	$2,967

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Interest expense reflects borrowings by our wholly owned foreign subsidiaries to finance new warehouse club construction and land acquisition, the capital requirements of warehouse club operations and ongoing working capital requirements.

Net interest expense for the three months ended May 31, 2015 increased from a year ago, with an increase in interest expense on hedged loans and a decrease in capitalized interest. These changes were mainly due to the net increases in loans outstanding and hedging activities related to new loan activity and a decreased amount of construction activity when compared to the third quarter in the prior year.

Net interest expense for the nine months ended May 31, 2015 increased from a year ago, with an increase in interest expense on loans and on interest expenses related to hedging activity and a decrease in the amount of capitalized interest compared with the same period in the prior year. These changes were mainly due to the net increases in loans outstanding, hedging activities related to new loan activity to support the increase in construction activities related to the three new warehouse clubs in Colombia, and a new warehouse club in Panama and Nicaragua.

Other Income (Expense), net

Other income consists of currency gain or loss.

	Three Months Ended May 31,
	2015		2014
	Amount	Increase from prior year	Amount
Other income (expense), net	$(311)	$(800)	$489

	Nine Months Ended May 31,
	2015		2014
	Amount	Increase from prior year	Amount
Other income (expense), net	$(4,602)	$(6,114)	$1,512

Monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity (primarily U.S. dollars) are revalued to the functional currency using the exchange rate on the balance sheet date. These foreign exchange transaction gain (losses), including repatriation of funds, are recorded as currency gain or losses.

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

For the third fiscal quarter the Company incurred $311,000 in currency losses in various countries due to changes in exchange rates in the period. Financing actions taken during the quarter resulted in nearly no net foreign exchange losses in Colombia in the quarter. In the third quarter of fiscal year 2014, the Company recognized a net gain of $489,000, the majority of which was due to favorable currency movement in Colombia at that time.

For the nine months ended May 31, 2015, we recorded a net currency loss of $4.6 million resulting from activity associated with monetary assets and liabilities, and the associated non-deliverable forwards that were in place to manage the impact of currency fluctuations, $4.1 million of which related to Colombia during the first two quarters of the fiscal year.  The impact of the 29% devaluation of the Colombian peso during that six-month period had a material impact on our consolidated results due to the high level of U.S. dollar denominated inter-company liabilities held by our Colombian subsidiary. These U.S. dollar denominated inter-company liabilities were greater than normal because of the impact of the subsidiary’s initial acquisition of merchandise to stock the three new warehouse clubs opened in October and November 2014 and the investment in fixed assets for these same warehouse clubs that extended into the current quarter.  As the Colombian peso continued to devalue throughout the period, settlements of these liabilities resulted in realized currency losses.  Further, any remaining liabilities at the end of the period were subject to revaluation at a higher exchange rate relative to the U.S. dollar.  While a significant portion of this exposure was covered by non-deliverable forward contracts, there was a net negative impact to income related to the devaluation in Colombia in the period.  Other subsidiaries that had greater U.S. dollar denominated cash and cash equivalents (including restricted cash) than their U.S. dollar denominated liabilities did not experience similar depreciation in their markets and therefore did not counterbalance the impact of the depreciation in Colombia.  Although we cannot predict future changes in exchange rates, we believe that we will be less susceptible to such fluctuations in future periods because the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities have been paid down to a normalized level.

For the nine months ended May 31, 2014, we recorded a net currency gain of $1.5 million. Colombia incurred a net currency gain of $344,000 in the nine month period last year, and we recorded currency gains in several other countries, most notably Costa Rica, relating to a net U.S. dollar asset position held at a time when the colon devalued, thereby resulting in a revaluation gain.

Provision for Income Taxes

	Three Months Ended May 31,
	2015		2014
	Amount	Change from prior year	Amount
Current tax expense	$9,841	$384	$9,457
Net deferred tax provision (benefit)	909	832	77
Provision for income taxes	$10,750	$1,216	$9,534
Effective tax rate	33.7%		30.9%

	Nine Months Ended May 31,
	2015		2014
	Amount	Change from prior year	Amount
Current tax expense	$32,990	1,395	$31,595
Net deferred tax provision (benefit)	3,388	3,948	(560)
Provision for income taxes	$36,378	$5,343	$31,035
Effective tax rate	35.3%		30.4%

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

The variance in the effective tax rate for the three-month period ended on May 31, 2015 compared to the same period of the prior year was primarily attributable to the following factors: (i) the unfavorable impact of 3.8% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance; (ii) the unfavorable impact of 1.0% due to the relative increase in U.S. taxable income at a higher statutory tax rate compared to tax rates in foreign jurisdictions; (iii) the favorable impact of 1.2% resulting from reversals of income tax liability for uncertain tax positions; and (iv) the non-recurrence of the favorable impact of 0.6% in the prior period from the tax effect of changes in foreign currency value.

The variance in the effective tax rate for the nine-month period ended May 31, 2015 compared to the prior year was primarily attributable to the unfavorable impact of 4.2% resulting from an increased taxable loss incurred in the Company’s Colombia subsidiary for which no tax benefit was recognized, net of adjustment to valuation allowance, and the non-recurrence of a favorable impact of 0.6% in the prior period from the tax effect of changes in foreign currency value.

Other Comprehensive Income (Loss)

	Three Months Ended May 31,
	2015			2014
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(1,657)	$(4,248)	(164.0)%	$2,591

	Nine Months Ended May 31,
	2015			2014
	Amount	Increase/(decrease) from prior year	% Change	Amount
Other comprehensive income (loss)	$(20,770)	$(11,922)	134.7%	$(8,848)

Comparison of Three and Nine Months Ended May 31, 2015 and 2014

Other comprehensive income/loss for the three- and nine-month periods ended May 31, 2015 and 2014 resulted primarily from foreign currency translation adjustments of the balance sheet, related to the assets, liabilities and the translation of the statement of income related to revenue, costs and expenses of our subsidiaries whose functional currency is not the U.S. dollar. When the functional currency in our international subsidiaries is the local currency and not U.S. dollars, the assets and liabilities of such subsidiaries are translated to U.S. dollars at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the period. The corresponding translation gains and losses are recorded as a component of accumulated other comprehensive income or loss. These adjustments will not affect net income until the sale or liquidation of the underlying investment. The reported other comprehensive income or loss reflects the unrealized increase or decrease in the value in U.S. dollars of the net assets of the subsidiaries as of the date of the balance sheet, which will vary from period to period as exchange rates fluctuate. During the periods reported, the largest translation adjustments were related to the translation of the Colombia subsidiary's balance sheet and statement of income. Additionally, the recording of the unrealized gains (losses) on change in fair value of interest rate swaps also generated adjustments.

For the three months ended May 31, 2015, the Company recorded approximately $1.7 million in other comprehensive losses due to foreign currency translations and approximately $38,000, net of tax, of other comprehensive gains related to the change in fair value of interest rate swaps. For the nine months ended May 31, 2015, the Company recorded approximately $24.2 million in other comprehensive losses due to foreign currency translations and approximately $3.5 million, net of tax, of other comprehensive gains related to the change in fair value of interest rate swaps.

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

	May 31, 2015	August 31, 2014
Cash and cash equivalents held by foreign subsidiaries	$107,146	$110,447
Cash and cash equivalents held domestically	38,447	26,651
Total cash and cash equivalents	$145,593	$137,098

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended
	May 31, 2015	May 31, 2014
Net cash provided by (used in) operating activities	$65,738	$76,193
Net cash provided by (used in) investing activities	(63,431)	(84,296)
Net cash provided by (used in) financing activities	6,819	14,764
Effect of exchange rates	(631)	(4,776)
Net increase (decrease) in cash and cash equivalents	$8,495	$1,885

Our net cash provided by (used in) operating activities for the nine months ended May 31, 2015 and 2014 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2015	May 31, 2014	2015 to 2014
Net income	$66,677	$71,030	$(4,353)
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	25,173	20,932	4,241
(Gain) loss on sale of property and equipment	1,087	746	341
Deferred income taxes	3,388	1,869	1,519
Stock-based compensation expenses	3,402	3,397	5
Other non-cash operating activities	(90)	(1)	(89)
Net non-cash related expenses	32,960	26,943	6,017
Net income from operating activities reconciled for non-cash operating activities	99,637	97,973	1,664
Changes in operating assets and liabilities not including merchandise inventories and accounts payable	(9,101)	(11,246)	2,145
Changes in merchandise inventories	(39,801)	(13,280)	(26,521)
Changes in accounts payable	15,003	2,746	12,257
Net cash provided by (used in) operating activities	$65,738	$76,193	$(10,455)

Net income from operating activities reconciled for non-cash operating activities increased $1.7 million for the nine months ended May 31, 2015 over the same period last year. This was primarily a result of a year-on-year decrease in net income of approximately $4.4 million, offset by increases in non-cash adjustments of approximately $6.0 million.  Increase in non-cash adjustments were primarily driven by increases in depreciation expense for approximately $4.2 million due to new warehouse club investment and the continued ongoing capital improvements to existing warehouse clubs. The investment in merchandise inventories net of vendor accounts payable of $14.8 million reflects the additional merchandise associated with overall sales growth and the addition of three new warehouse clubs in Colombia and initial merchandise inventory flowing to the new Costa Verde, Panama club.

Our use of cash in investing activities for the nine months ended May 31, 2015 and 2014 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2015	May 31, 2014	2015 to 2014
Cash used for additions of property and equipment:
Land acquisitions	$9,543	$21,243	$(11,700)
Deposits for land purchase option agreements	(903)	850	(1,753)
Warehouse club expansion, construction, and land improvements	32,838	33,349	(511)
Acquisition of fixtures and equipment	20,660	28,182	(7,522)
Proceeds from disposals of property and equipment	(67)	(78)	11
Capital contribution to joint ventures	1,360	750	610
Net cash flows used by (provided in) investing activities	$63,431	$84,296	$(20,865)

Net cash used in investing activities decreased in the first nine months of fiscal year 2015 compared to fiscal year 2014 by approximately $20.9 million primarily due to a decrease in cash expended for the purchase of land compared to a year ago. During fiscal year 2014, we purchased land for the construction of warehouse clubs in Pereira, Colombia and in the city of Medellin, Colombia. During the first nine months of fiscal year 2015, we acquired one new site in Panama City, Panama ("La Chorrera", Costa Verde) and one new site in Managua, Nicaragua.

We also purchased land in Chia, a city north of Bogota, Colombia for which we recorded other accrued expenses of approximately $8.6 million in May 2015. We made the payment for this land purchase on June 2, 2015 per the terms of an expiring purchase agreement. We have not yet received all permits necessary to begin construction and to operate a warehouse club. As such, we do not have a definitive date for when we can construct or open a warehouse club on that site.

Expenditures for warehouse club expansions and for fixtures and equipment were associated with the construction of the three completed warehouse clubs in Colombia and the warehouse club currently under construction in Panama, the start of construction activities for the warehouse club in Nicaragua as well as normal ongoing capital expenditures for ongoing replacement of equipment and building and leasehold improvements.  We incur approximately $30.0 million annually in normal capital expenditures for ongoing replacement of equipment and building and leasehold improvements. We have either commitments or plans for capital spending during the remainder of fiscal year 2015 for a previously announced new warehouse club construction of approximately $14.4 million.  Future additional capital expenditures will be dependent on the timing of future land purchases and/or warehouse club construction activity.

We have entered into a land purchase option agreement in a non-Colombia market that has not been recorded as a commitment as of May 31, 2015 for which we have recorded within the balance sheet approximately $200,000 in restricted cash deposits and prepaid expenses. The land purchase option agreement can be canceled at our sole option with the amount deposited subject to forfeiture.  We do not have a timetable of when or if we will exercise this land purchase option because it remains subject to our due diligence review. Our due diligence review includes evaluations of the legal status of the property, the zoning and permitting issues related to acquiring approval for the construction and operation of a warehouse club and any other issues related to the property itself that could render the property unsuitable or limit the property's economic viability as a warehouse club site. If the purchase option agreement is exercised, the cash use would be approximately $8.1 million.

Net cash provided by, (used in) financing activities for the nine months ended May 31, 2015 and 2014 is summarized below:

	Nine Months Ended		Increase/ (Decrease)
	May 31, 2015	May 31, 2014	2015 to 2014
New bank loans offset by establishment of certificates of deposit held against loans and payments on existing bank loans (loan activities)	$20,614	$28,344	$(7,730)
Cash dividend payments	(10,564)	(10,570)	6
Proceeds from exercise of stock options and the tax benefit related to stock options	1,269	1,591	(322)
Purchase of treasury stock related to vesting of restricted stock	(4,500)	(4,601)	101
Net cash provided by (used in) financing activities	$6,819	$14,764	$(7,945)

Net cash provided by loan activities increased approximately $7.7 million over the same period in fiscal year 2014 as we received cash from six additional loans entered into by our Panama, Honduras (three loans in Honduras), Trinidad and Colombia subsidiaries for approximately $10.0 million, $16.9 million, $3.6 million and $15.0 million, respectively. Additionally, $2.9 million in restricted cash was released back to us due to the repayment of one of the loans borrowed by our Honduras subsidiary. These increases were offset by repayments of long-term loans of approximately $3.3 million and $13.2 million by our Honduras subsidiary and $3.2 million by our Trinidad subsidiary and regularly scheduled loan payments of $8.1 million. For the same period last year, we increased borrowings approximately $37.7 million for loans entered into by our Panama and Honduras subsidiaries and the release of $8.0 million in restricted cash related to the repayment of a long-term loan in Colombia. We decreased borrowings by the repayment of a long-term loan of approximately $8.1 million under the loan agreement entered into by our Colombia subsidiary on November 1, 2010 with Citibank, N.A. in New York, a $3.5 million loan entered into by our Panama subsidiary and regularly scheduled loan payments during the period of approximately $5.4 million.

    The Company's Board of Directors declared dividends during the first nine months of fiscal year 2015. The following table summarizes the dividends declared and paid during fiscal year 2015 and 2014.

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

Financing Activities

On March 26, 2015, the Company's Honduras subsidiary paid off the outstanding principal balance of 179.3 million Lempiras, approximately U.S. $8.2 million, under the loan agreement entered into by the subsidiary on March 7, 2014 with Banco de America Central Honduras, S.A. The original agreement established a loan facility of 286.0 million Lempiras, approximately U.S. $13.7 million. The interest rate was variable, with a minimum of 12.5% (12.75% at the time of pay-off). The loan term was for ten years with quarterly interest and principal payments, subject to a 24-month grace period on principal payments.

On March 24, 2015, the Company's Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $8.5 million with a variable interest rate of three-month LIBOR plus 3.25%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. The loan was funded at execution. On March 24, 2015, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A. for a notional amount of $8.5 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary's U.S. dollar denominated principal and floating interest payments on the $8.5 million long-

term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. The hedged loan has a variable interest rate of three-month LIBOR plus 3.25%. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.25% on a quarterly amortizing notional amount of U.S. $8.5 million and pay fixed interest of 10.75% on a quarterly amortizing notional amount of 185.6 million Honduran Lempiras for a term of approximately five years (effective date of March 24, 2015 through March 20, 2020). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 24th day of March, June, September, and December beginning on June 24, 2015.

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

On December 4, 2014, the Company's Colombia subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $15.0 million with a variable interest rate of three-month LIBOR plus 2.8%. The loan term is for five years with quarterly interest and principal payments. The loan was funded on December 4, 2014. On December 10, 2014, the Company's Colombia subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of $15.0 million related to this loan. The cross-currency interest rate swap agreement converts the Colombia subsidiary's U.S. dollar denominated principal and floating interest payments on the first $7.9 million of the total $15.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 2.8% on a quarterly amortizing notional amount of $15.0 million and pay fixed interest of 8.25% on a quarterly amortizing notional amount of 34,350,000,000 Colombian Pesos for a term of approximately five years (effective date of December 4, 2014 through December 3, 2019). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the fourth day of March, June, September, and December beginning on March 4, 2015.

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

On October 22, 2014, our Honduras subsidiary entered into a loan agreement with Citibank, N.A. The agreement establishes a credit facility for $5.0 million with a variable interest rate of three-month LIBOR plus 3.5%. The loan term is for five years with quarterly interest and principal payments. This loan is secured by assets of the Company's Honduras subsidiary. On October 23, 2014, the Company's Honduras subsidiary entered into a cross-currency interest rate swap agreement with Citibank, N.A for a notional amount of $5.0 million. The cross-currency interest rate swap agreement converts the Honduras subsidiary U.S.

dollar denominated principal and floating interest payments on the first $3.0 million of the total $5.0 million long-term quarterly amortizing debt with Citibank to functional currency principal and fixed interest payments during the life of the hedging instrument. As changes in foreign exchange and interest rates impact the future cash flow of principal and interest payments, the hedge is intended to offset changes in cash flows attributable to interest rate and foreign exchange movements. Under the cross-currency interest rate swap agreement, the Company will receive variable U.S. dollar principal and interest based on the three-month LIBOR rate plus 3.5% on a quarterly amortizing notional amount of USD $5.0 million and pay fixed interest of 11.6% on a quarterly amortizing notional amount of 106,576,000 Honduran Lempiras for a term of approximately three years (effective date of October 22, 2014 through October 22, 2017). The LIBOR reset dates for the hedged long-term debt and the cross-currency interest rate swap occur on the 22nd day of January, April, July, and October, beginning on January 22, 2015. The loan was funded at execution.

On October 3, 2014, our Honduras subsidiary paid off the $3.2 million outstanding under the loan agreement entered into by the subsidiary on January 12, 2010 with Scotiabank El Salvador, S.A. The original agreement established a loan facility for $6.0 million. The interest rate was fixed at 5.5%.  The loan term was for five years with monthly interest and principal payment.  The loan facility was renewable for an additional five-year period upon approval of Scotiabank El Salvador, S.A. This loan facility has terminated.

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

On March 7, 2014, our Honduras subsidiary entered into a loan agreement with Banco de America Central Honduras, S.A. The agreement establishes a credit facility for 286.0 million Lempiras, approximately U.S. $13.7 million. The loan has a variable interest rate of 12.75%, which will be reviewed semiannually. The interest rate may not be less than 12.5%. The loan is for 10 years with interest and principal payments due quarterly, subject to a 24-month grace period on principal payments. This loan is secured by assets of our Honduras subsidiary. On March 10, 2014, we drew down the full amount of the LPS 286.0 million loan.

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

The following table summarizes agreements for which we recorded cash flow hedge accounting transactions during the nine months ended May 31, 2015:

Subsidiary	Date Entered into	Derivative Financial Counter-party	Derivative Financial Instruments	Initial US$ Notional Amount	Bank US$ loan Held with	Floating Leg (swap counter-party)	Fixed Rate for PSMT Subsidiary	Settlement Dates	Effective Period of swap
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
El Salvador	16-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$4,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.78%	29th day of each month beginning on December 29, 2014	December 01, 2014 - August 29, 2019
Colombia	10-Dec-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$15,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 2.8%	8.25%	4th day of March, June, Sept, Dec. beginning on March 4, 2015	December 4, 2014 - December 3, 2019
Panama	9-Dec-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$10,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	5.159%	28th day of each month beginning December 29, 2014	November 28, 2014 - November 29, 2019
Honduras	23-Oct-14	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$5,000,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.5%	11.6%	22nd day of January, April, July, and October beginning on January 22, 2015	October 22, 2014 - October 22, 2017
Honduras	24-Mar-15	Citibank, N.A. ("Citi")	Cross currency interest rate swap	$8,500,000	Citibank, N.A.	Variable rate 3-month Libor plus 3.25%	10.75%	24th day of March, June, September, and December beginning on June 24, 2015	March 24,2015 - March 20, 2020
Panama	1-Aug-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$5,000,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.89%	21st day of each month beginning on September 22, 2014	August 21, 2014 - August 21, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$19,800,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Panama	22-May-14	Bank of Nova Scotia ("Scotiabank")	Interest rate swap	$3,970,000	Bank of Nova Scotia	Variable rate 30-day Libor plus 3.5%	4.98%	4th day of each month beginning on June 4, 2014	May 5, 2014 - April 4, 2019
Colombia	11-Dec-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	4.79%	March, June, September and December, beginning on March 5, 2013	December 5, 2012 - December 5, 2014
Colombia	21-Feb-12	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.6%	6.02%	February, May, August and November beginning on May 22, 2012	February 21, 2012 - February 21, 2017
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$2,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.30%	January, April, July and October, beginning on October 29, 2011	July 29, 2011 - April 1, 2016
Colombia	21-Oct-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$6,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	5.45%	March, June, September and December, beginning on December 29, 2011	September 29, 2011 - April 1, 2016
Colombia	5-May-11	Bank of Nova Scotia ("Scotiabank")	Cross currency interest rate swap	$8,000,000	Bank of Nova Scotia	Variable rate 3-month Libor plus 0.7%	6.09%	January, April, July and October, beginning on July 5, 2011	April 1, 2011 - April 1, 2016

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

Derivative designated as cash flow	May 31, 2015		August 31, 2014
hedging instruments	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Cross currency interest rate swaps(1)	Prepaid expenses and current assets	$4,425	Prepaid expenses and current assets	$495
Cross currency interest rate swaps(1)	Other non-current assets	3,736	Other non-current assets	970
Interest rate swaps(2)	Other non-current assets	—	Other non-current assets	125
Interest rate swaps(2)	Other long-term liabilities	(419)	Other long-term liabilities	—
Cross currency interest rate swaps(3)	Other long-term liabilities	(1,078)	Other long-term liabilities	—
Net fair value of derivatives designated as hedging instruments - assets (liability)(4)		$6,664		$1,590

(1)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $(5.6) million and $(917,000) net of tax as of May 31, 2015 and August 31, 2014, respectively. The Company has recorded a deferred tax liability amount with an offset to other comprehensive income - tax of $(2.6) million and $(548,000) as of May 31, 2015 and August 31, 2014, respectively, related to asset positions of cross-currency interest rate swaps. However, the equity effect of this deferred tax liability is offset by the full valuation allowance provided for the net deferred tax asset recorded for this subsidiary.

(2)
The effective portion of the interest rate swaps was recorded to Accumulated other comprehensive loss / (income) for $313,000 and $(94,000) net of tax as of May 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset / (liability) amount with an offset to other comprehensive income - tax of $106,000 and $(31,000) as of May 31, 2015 and August 31, 2014, respectively.

(3)
The effective portion of the cross-currency interest rate swaps for this subsidiary was recorded to Accumulated other comprehensive (income)/loss for $753,000 and $0 net of tax as of May 31, 2015 and August 31, 2014, respectively.  The Company has recorded a deferred tax asset amount with an offset to other comprehensive income - tax of $325,000 and $0 as of May 31, 2015 and August 31, 2014, respectively.

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

The following table summarizes the fair value of foreign currency forward contracts that do not qualify for derivative hedge accounting (in thousands):

	May 31, 2015		August 31, 2014
Derivatives designated as fair value hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Other accrued expenses	—	Other accrued expenses	(14)
Net fair value of derivatives designated as hedging instruments that do not qualify for hedge accounting		$—		$(14)

Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of lines of credit which are secured by certain assets of our domestic company and by those of our subsidiaries. The short-term borrowing facilities are summarized below (in thousands):

	Total	Facilities Used
	Amount of Facilities	Short-term Borrowings	Letters of Credit	Facilities Available	Weighted average interest rate
May 31, 2015	$59,237	$—	$363	$58,874	N/A
August 31, 2014	$61,869	$—	$436	$61,433	N/A

As of May 31, 2015 we had approximately $40.0 million of short-term facilities in the U.S. that require us to comply with certain quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2015 and August 31, 2014, we were in compliance with respect to these covenants.
The following table provides the changes in our long-term debt for the nine months ended May 31, 2015:

(Amounts in millions)	Current Portion of Long-term debt	Long-term debt	Total
Balances as of August 31, 2014	$11,848	$79,591	$91,439	(1)
Proceeds from long-term debt incurred during the period:
Panama subsidiary	1,000	9,000	10,000
Honduras subsidiary	2,450	14,400	16,850	(2)
Colombia subsidiary	1,500	13,500	15,000
Trinidad subsidiary	907	2,720	3,627
Repayments of long-term debt:
Repayment of loan by Honduras subsidiary, originally entered into on January 12, 2012 with Scotiabank El Salvador, S.A.	(3,200)	—	(3,200)
Partial repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(5,000)	(5,000)
Repayment of loan by Honduras subsidiary, originally entered into on March 7, 2014 with Banco de America Central Honduras, S.A.	—	(8,195)	(8,195)
Repayment of loan by Honduras subsidiary, originally entered into on March 6, 2010 with Banco del Pais, S.A.	(87)	—	(87)
Repayment of loan by Trinidad subsidiary, originally entered into on August 26, 2008 with Royal Bank of Trinidad and Tobago, Ltd.	(900)	(2,325)	(3,225)
Regularly scheduled loan payments	(816)	(7,260)	(8,076)
Reclassifications of long-term debt	15,135	(15,135)	—
Translation adjustments on foreign-currency debt of subsidiaries whose functional currency is not the U.S. dollar (3)	(881)	(6,444)	(7,325)
Balances as of May 31, 2015	$26,956	$74,852	$101,808	(4)

(1)	The carrying amount cash assets assigned as collateral for this total was $24.6 million and the carrying amount on non-cash assets assigned as collateral for this total was $84.2 million.

(2)	Proceeds from the loans consist of three loans for approximately $3.4 million, $5.0 million and $8.5 million.

(3)	These foreign currency translation adjustments are recorded within Other comprehensive income.

(4)	The carrying amount cash assets assigned as collateral for this total was $24.0 million and the carrying amount on non-cash assets assigned as collateral for this total was $100.6 million.

As of May 31, 2015, we had approximately $75.8 million of long-term loans in Trinidad, Panama, El Salvador, Honduras and Colombia that require these subsidiaries to comply with certain annual or quarterly financial covenants, which include debt service and leverage ratios. As of May 31, 2015 the Company was in compliance with all covenants.

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

The following table summarizes the shares repurchased during fiscal years 2015 and 2014:

	Nine Months Ended May 31,
	2015	2014
Shares repurchased	50,639	48,808
Cost of repurchase of shares (in thousands)	$4,500	$4,601

We have reissued treasury shares as part of our stock-based compensation programs.  However, as summarized below, no treasury shares were reissued during the periods presented as of August 31:

	Nine Months Ended May 31,
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

Income Taxes: We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. As of May 31, 2015, we evaluated our deferred tax assets and liabilities and determined that a valuation allowance was necessary for certain foreign deferred tax asset balances, primarily because of the existence of significant negative objective evidence, such as the fact that certain subsidiaries are in a cumulative loss position for the past three years, indicating that certain net operating loss carry-forward periods are not sufficient to realize the related deferred tax assets.

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

We accrue an amount for our estimate of probable additional income tax liability.  In certain cases, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. This requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. When facts and circumstances change, we reassess these probabilities and record any changes in the consolidated financial statements as appropriate. There were no material changes in our uncertain income tax positions for the periods ended on May 31, 2015 and August 31, 2014. However, during the fiscal year 2014, we were required to make payments of $4.2 million to the governments in two countries with respect to income tax cases that we are currently appealing and believe that we will eventually prevail. These amounts have been recorded in the balance sheet as other non-current assets, as we consider these a payment on account and expect to get a refund thereof upon eventually prevailing on these cases, but we are unsure of the timing thereof. Furthermore, during the first quarter of fiscal year 2015, one of the Company’s subsidiaries received provisional assessments claiming $2.5 million of taxes, penalties and interest related to withholding taxes on certain charges for services rendered by the Company.  In addition, during the first quarter of fiscal year 2015, this subsidiary received provisional assessments totaling $5.2 million for lack of deductibility of the underlying service charges due to the lack of withholding.  Based on the Company's interpretation of local law, rulings and jurisprudence (including Supreme Court precedents with respect to the deductibility assessment), the Company expects to prevail in both instances and has not recorded a provision for these assessments.

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

In most countries where we operate, the tax refund process is defined and structured with regular refunds or offsets. However, in two countries the governments have alleged that there is no defined process in the law to allow them to refund VAT receivables. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. In one of these countries, where there is recent favorable jurisprudence, the government has recently performed an audit to verify the amount of the respective VAT receivables as a required precursor to any refund. We, together with our tax and legal advisers, are currently appealing these interpretations in court and expect to prevail. The balance of the VAT receivable in these countries was $6.3 million and $5.7 million as of May 31, 2015 and August 31, 2014, respectively. In another country, beginning in fiscal year 2015, a new minimum income tax mechanism took effect, which requires us to pay taxes based on factor of sales rather than income. As a result, we are making income tax payments substantially in excess of those we would expect to pay based on taxable income. The current rules (which we have appealed) do not allow us to obtain a refund or offset this excess income tax against other taxes. As of May 31, 2015, the Company currently has an outstanding income tax receivable of $509,000 in this country; and there were deferred tax assets of approximately $1.4 million outstanding as of that date. We have not placed any type of allowance on the recoverability of these tax receivables or deferred income taxes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates and changes in currency exchange rates. There have been no material changes in our market risk factors at May 31, 2015 compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. At May 31, 2015, the fair value of our derivative financial instruments designated as cash flow hedges have increased approximately $3.5 million, net of tax since August 31, 2014, primarily due to a devaluation of the currencies that are being hedged and the scheduled maturities of the underlying instruments during the six months ended May 31, 2015. Movements in currency exchange rates and the related impact on the translation of the balance sheets of the Company's subsidiaries whose functional currency is not the U.S. dollar were the primary cause of the $24.2 million net loss for the nine months ended May 31, 2015 in the foreign currency translation adjustments category of accumulated other comprehensive income (loss).
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
During the nine months ended May 31, 2015, the Colombian peso depreciated 30.9% relative to the U.S. dollar.  The impact of this depreciation had a material impact on the Company’s consolidated results due to the high level of U.S. dollar denominated inter-company liabilities held by its Colombian subsidiary. These U.S. dollar denominated inter-company liabilities were greater than what we would expect from normal operations because of the impact of the subsidiary’s initial acquisition of merchandise to stock the three new warehouse clubs opened in October and November 2014.  Other subsidiaries that had greater U.S. dollar denominated cash and cash equivalents (including restricted cash) than their U.S. dollar denominated liabilities did not experience similar depreciation in their markets and therefore did not counterbalance the impact of the depreciation in Colombia.  Although we cannot predict future changes in exchange rates, we believe that we will be less susceptible to such fluctuations in future periods because the Colombia subsidiary’s U.S. dollar denominated inter-company liabilities have been paid down to a normalized level.
The following table summarizes the amounts recorded for the three and nine month period ending May 31, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Currency gain (loss)	$(311)	$489	$(4,602)	$1,512

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           None.

(b)           None.

(c)           Purchase of Equity Securities by the Issuer and Affiliated Purchasers.

Upon vesting of restricted stock awarded by the Company to employees, the Company repurchases shares and withholds the amount of the repurchase payment to cover employees’ tax withholding obligations. As set forth in the table below, during the quarter ended May 31, 2015, the Company repurchased a total of 708 shares in the indicated months. These were the only repurchases of equity securities made by the Company during fiscal year 2015. The Company does not have a stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
March 1, 2015 - March 31, 2015	708	$83.33	—	N/A
April 1, 2015 - April 30, 2015	—	—	—	N/A
May 1, 2015 - May 31, 2015	—	—	—	N/A
Total	708	$83.33	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

PRICESMART, INC.

ITEM 6.                      EXHIBITS

(a) Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.4(1)	Amended and Restated Bylaws of the Company.

10.1	Twenty-Sixth Amendment to Employment Agreement between the Company and John Hildebrandt, dated March 1, 2015.

10.2	Twenty-Eighth Amendment to Employment Agreement between the Company and Brud Drachman, dated March 1, 2015.

10.3	Thirtieth Amendment to Employment Agreement between the Company and Thomas Martin, dated March 1, 2015.

10.4	Loan between PriceSmart Honduras, S.A. de C.V. and Citibank, N.A. dated March 24, 2015.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies management contract or compensatory plan or arrangement.

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

PRICESMART, INC.

Date:	July 9, 2015	By:	/s/ JOSE LUIS LAPARTE
Jose Luis Laparte
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 9, 2015	By:	/s/ JOHN M. HEFFNER
John M. Heffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)